Form 10-Q
period 1995-07-16
BENIHANA INC
filed 1995-08-08
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FROM 10-Q


/ X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 16, 1995

/ X /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                         Commission File No. 0-12644


                             Benihana Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Delaware                                  65-0538630
--------------------------------------        --------------------------
(State or other jurisdiction of                 (I.R.S. employer
incorporation or organization)                   identification number)

8685 N.W. 53rd Terrace, Miami, Florida                 33166
---------------------------------------             -----------
(Address of principal executive offices)             (zip code)

Registrant's telephone number, including area code: (305) 593-0770
                                                    ---------------

                               None
--------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

     Indicate the number of shares outstanding of each of the issurer's classes of common stock, as of the lastest practicable date.


                Common Stock $.10 par value, 3,500,416 shares
                      outstanding at August 8, 1995


             Class A Common Stock $.10 par value, 2,316,300 shares
                       outstanding at August 8, 1995

PART I - Financial Information

                    CONSOLIDATED BALANCE SHEETS (NOTE 2)

     All dollar amounts in thousands, except as per share amounts

          ASSETS
                                                   July 16,       March 26,
                                                     1995           1995
                                                 (Unaudited)
                                                 -----------      ----------
CURRENT ASSETS:
  Cash and equivalents                           $     1,088      $    1,854
  Receivables
      Trade                                              273             269
      Affilites                                           81              80
      Other                                               30              52
                                                 -----------      ----------
  Total Receivables                                      384             401

  Inventories                                          1,623           1,559
  Prepaid expenses                                     1,007           1,297
                                                 -----------      ----------
  Total Current Assets                                 4,102           5,111

Property and equipment, net                           24,973          25,071
Due from affiliates, long term                           254             265
Other assets                                           1,871           1,892
Deferred income taxes, net                             1,097           1,383
                                                 -----------      ----------
                                                 $    32,297      $   33,722
                                                 ===========      ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses          $     5,671      $    6,951
  Current maturities of long-term debt and
    obligations under capital leases                   1,486           1,683
                                                 -----------      ----------
  Total Current Liabilities                            7,157           8,634

Long-term debt                                         6,665           8,007
Due to affiliates - long term                            519             650
Obligations under capital leases                       4,759           4,876

STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par values;
    authorized - 5,000,000 shares, issued
    and outstanding - 2,000 shares                         2               2
  Common stock - $.10 par value;
    convertible, authorized - 12,000,000
    shares, issued and outstanding -
    3,500,416 and 3,492,916 shares,
    respectively                                         350             349
  Class A common stock - $.10 par value;
    authorized - 20,000,000 shares, issued
    and outstanding - 2,316,300 shares                   232             232
  Additional paid-in capital                          13,237          13,337
  Accumulated Deficit                                   (624)         (1,715)
                                                 -----------      ----------
                                                      13,197          12,205
                                                 -----------      ----------

                                                 $    32,297      $   33,722
                                                 ===========      ==========

                 See notes to consolidated financial statements

                  CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
                                  (UNAUDITED)


           All dollar amounts in thousands, except per share amounts
                                                     Four Periods Ended
                                                  July 16,        July 17,
                                                    1995            1994
                                                 -----------     -----------
REVENUES
Net restaurant food and beverage sales           $    23,504     $    21,692
Other income                                             167             132
                                                 -----------     -----------
Total Revenues                                        23,671          21,824
                                                 -----------     -----------
COST AND EXPENSES
Cost of restaurant food and
  beverage sales                                       6,446           6,266
Restaurant expenses                                   14,145          13,261
General and administrative expenses                    1,182           1,292
Interest expense                                         396             349
                                                 -----------     -----------
Total Costs and Expenses                              22,169          21,168
                                                 -----------     -----------
Income from operations before income taxes             1,502             656
Income tax provision                                     391              47
                                                 -----------     -----------
Net Income                                       $     1,111     $       609
                                                 ===========     ===========

Pro Forma Net Income Per Common Share (Note 6)   $       .18     $       .09
                                                 ===========     ===========


                 See notes to consolidated financial statements.

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
                                  (UNAUDITED)


                         All dollar amounts in thousands

                                                         Class A     Additional
                               Preferred     Common      Common       Paid-In     (Accumulated
                                 Stock        Stock       Stock       Capital        Deficit)
                               ----------   ----------   ---------   ----------   ------------
Balance, March 26, 1995        $        2   $      349   $     232   $   13,337   $     (1,715)

Net income                                                                               1,111

Dividend on preferred stock                                                                (20)

Exercise of stock options                            1                       10

Distribution to BOT                                                        (110)
                               ----------   ----------   ---------   ----------   ------------

Balance, July 16, 1995         $        2   $      350   $     232   $   13,237   $        624
                               ==========   ==========   =========   ==========   ============

                 See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
                                   (UNAUDITED)

                         All dollar amounts in thousands

                                                         Four Periods Ended
                                                      July 16,        July 17,
                                                        1995            1994
                                                     -----------     -----------
OPERATING ACITIVITIES
Net income                                           $     1,111      $      609
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                              661             643
  Change in operating assets and liabilities
    that provided or (used) cash:
      Accounts receivable                                     18               1
      Inventories                                            (64)           (100)
      Prepaid expenses                                       290             (23)
      Other assets                                            14              73)
      Accounts payable and accrued expenses               (1,281)           (290)
      Deferred taxes                                         285
                                                     -----------     -----------
Net cash (used in) provided by operating activities          (77)            304
                                                     -----------     -----------
INVESTING ACTIVITIES

Expenditures for property and equipment                    (544)           (290)
                                                     -----------     -----------
Net cash (used in) investing activities                     (544)           (290)
                                                     -----------     -----------
FINANCING ACTIVITIES

Repayment of long-term debt and
  obligations under capital leases                        (1,470)           (708)
Proceeds from issuance of long-term debt                     334
Net cash distributed to BOT                                 (110)           (176)
Dividend paid                                                (20)
Proceeds from issuance of common stock                        10
                                                     -----------     -----------
Net cash (used in) financing activities                   (1,256)           (884)
                                                     -----------     -----------

Net decrease in cash and cash equivalents                   (766)           (261)

Cash and cash equivalents, beginning of quarter            1,854           1,455
                                                     -----------     -----------

Cash and cash equivalents, end of quarter            $     1,088     $     1,194
                                                     ===========     ===========
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the quarter for:
  Interest
  Income taxes                                       $       267     $       161
                                                             102             126
NONCASH ITEM:

Capital lease obligations of $92 were incurred in the four periods ended
July 17, 1994 when the Company entered into lease agreements for new equipment.


              See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOUR PERIODS ENDED JULY 16, 1995 AND JULY 17, 1994
                                (UNAUDITED)

NOTE 1 - GENERAL

The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at July 16, 1995) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the four periods (sixteen weeks) ended July 16, 1995 are not necessarily indicative of the of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The operations of the Company consist of 13 four week accounting periods ending on the Sunday nearest to March 31.

NOTE 2 - BASIS OF PRESENTATION AND ACQUISITION

During the prior fiscal year, Benihana Inc. (the "Company") entered into a definitive agreement with Benihana National Corp. ("BNC") and its controlling shareholder, Benihana of Tokyo, Inc. ("BOT") to acquire from BOT 17 of its Benihana restaurant properties, certain agreements with four independent licensees and certain U.S. trademarks ("the BOT Restaurants").

The acquisition of the BOT Restaurants has been accounted for in a manner similar to a pooling of interests since the parties to the transaction were under common control. The Company paid $3,000,000 in cash and issued 76,905 shares of Common Stock, 2,000 shares of $1.00 par value Class A Convertible Preferred Stock, and a 7 1/2% promissory note in the amount of $650,000.

In connection with the acquisition of the BOT Restaurants, BNC was merged into Benihana Inc. in a share-for-share exchange effective with a vote of the BNC shareholders made on May 1, 1995. Accordingly, the Company's financial statements for the period ended July 17, 1994 have been restated retroactively to include the accounts of BNC and the BOT Restaurants without adjustment.

NOTE 3

Inventories consist of (in thousands):            July 16,        March 26,
                                                    1995            1995
                                                 -----------     -----------
     Food and beverage                           $       543     $       560
     Supplies                                          1,080             999
                                                 -----------     -----------
                                                 $     1,623     $     1,559
                                                 ===========     ===========
NOTE 4

Prepaid expenses consist of (in thousands):       July 16,        March 26,
                                                    1995            1995
                                                 -----------     -----------
     Prepaid insurance                           $       568     $       687
     Prepaid advertising                                                 148
     Other                                               439             462
                                                 -----------     -----------
                                                 $     1,007     $     1,297
                                                 ===========     ===========


NOTE 5

Other assets consist of (in thousands):           July 16,        March 26,
                                                    1995            1995
                                                 -----------     -----------
     Lease acquisition costs                     $       594     $       613
     Restaurant management fee receivable                 47              48
     Cash surrender value of officer's
       life insurance                                    240             240
     Premium on liquor licenses                          651             651
     Security deposits                                   211             214
     Other                                               128             126
                                                 -----------     -----------
                                                 $     1,871     $     1,892
                                                 ===========     ===========

NOTE 6

The pro forma net income per common share was computed by using the weighted average number of shares and dilutive common stock equivalents (5,964 thousand shares in July 1995 and 5,809 thousand shares in July 1994) of Common Stock and Class A Comon Stock. The amounts of preferred dividends and interest expense that would have been incurred as a result of the acquisition of the BOT Restaurants described above have been factored in the calculation of pro forma earnings from the beginning of each of the four periods ended July 16, 1995 and July 17, 1994.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

OVERVIEW

The company's financial statements and the discussion and data presented below reflect the Reorganization pursuant to which the Company acquired seventeen restaurants, four license agreements and the U.S. trademarks of Benihana of Tokyo, Inc. The financial condition and results of operations of Benihana National Corp. was merged into the Company through a share-for-share exchange of common stock.

The Company's revenues consist of sales of food and beverages in each of the Company-owned restaurants and licensing fees received from licensees. Cost of restaurant food and beverages sold represents the direct cost of the ingredients for the prepared food and beverages. Restaurant expenses consist of direct and indirect labor, occupancy costs, advertising and other costs that are directly attributed to each restaurant location.

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation and restaurant patronage. Revenues are also dependent on the average check amount and expenses are additionally dependent upon the costs of food and beverages sold, average wage rates, marketing costs and the costs of interest and administering restaurant operations.

The Company's revenues and net income attained record levels during the quarter ended July 16, 1995 surpassing the comparable period in the previous year by 8.5% and 82.4%, respectively. Revenues are increasing as a result of continuing increases in patronage and the resulting revenue improvements are reflected in substantially increased net income and per share earnings. In previous year's first fiscal quarter, federal income taxes were not provided for federal income taxes during the first quarter of fiscal 1996 since taxable earnings is estimated to utilize the remaining tax assets from net operating carryforwards.

REVENUES

The amounts of sales and the changes in amount and percentage change in amount of sales from the previous fiscal year are shown in the following tables.
                                                   Four Periods Ended
                                                 July 16,       July 17,
                                                   1995           1994
                                                 -------        -------
Net restaurant sales                             $23,504        $21,692
Other income                                         167            132
                                                 -------        -------
                                                 $23,671        $21,824
                                                 =======        =======

                                                   Four Periods Ended
                                                 July 16,       July 17,
                                                   1995           1994
                                                 -------        -------
Amount of change from previous year              $ 1,847        $ 1,126

Percentage change for the previous year              8.5%           5.4%

Comparable sales per unit                        $   635        $   586

Percentage growth in comparable sales
  per restaurant                                     8.4%           5.4%


Four Periods Ended July 16, 1995 Compared to July 17, 1994 -- Restaurant revenues continued to increase in 1995 from 1994. The Company's trend of increases in comparable per unit sales continued during the period with 8.4% greater than 1994. Patronage at Benihana continues to increase resulting from favorable consumer response to advertising programs and physical improvements made to several restaurant properties.

COSTS AND EXPENSES

Costs of restaurant sales, which are generally variable with sales, directly increased with changes in revenues for first quarter. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's first quarter.

                                                   Four Periods Ended
                                                 July 16,       July 17,
                                                   1995          1994
                                                 --------       --------
COST AS A PERCENTAGE OF RESTAURANT
  SALES:
Cost of restaurant food and beverage sales         27.4%          28.9%
Restaurant expenses                                60.2%          61.1%
General and administrative expenses                 5.0%           6.0%

AMOUNT OF CHANGE FROM PREVIOUS YEAR
  (IN THOUSANDS):
Cost of restaurant food and beverage sales      $    180       $    487
Restaurant expenses                             $    884       $    247
General and administrative expenses             $   (110)      $     10

PERCENTAGE CHANGE FROM PREVIOUS YEAR:
Cost of restaurant food and beverage sales          2.9%           8.4%
Restaurant expenses                                 6.7%           1.9%
General and administrative expenses                (8.6%)                 .1%


Four Periods Ended July 16, 1995 Compared to July 1994 -- The cost of food and beverage sales increased in total amount as a result of increased sales but decreased as a percentage of sales. The Company implemented an aggressive procurement program to reduce costs of shrimp and lobster. Additionally, the Company obtained more favorable pricing from several vendors for other food products and services. Restaurant expenses increased in absolute amount but decreased as a percentage of sales principally because of the generally fixed nature of such expenses. Marketing and administrative costs decreased in amount and as a percentage of sales from fiscal 1994 as a result of administrative cost reductions. Interest costs increased during the quarter because of the additional borrowings made to acquire the BOT Restaurant properties. However, in connection with the consolidation of the Company's bank indebtedness, the Company was successful in reducing its overall interest rate (see Liquidity and Capital Resources below).

LIQUIDITY AND CAPITAL RESOURCES

The Company, as is typical with many restaurant companies, does not have to provide financing for inventories and accounts receivable and operates with a working capital deficiency. The Company's deficiency in working capital decreased by $468,000 for the sixteen-week period ended July 16, 1995 as a result of cash provided by operations and by refinancing bank indebtedness, which was partially offset by the cash used in acquiring the BOT Restaurants.

The Company financed the $6,150,000 aggregate purchase price of the BOT Restaurants by issuing 76,905 shares of common stock; 2,000 shares of preferred stock with a $2,000,000 liquidation value; a note payable to BOT in the amount of $650,000; and $3,000,000 in cash. The cash portion was financed by consolidating BNC's previously existing bank term loans and increasing the amount borrowed. Although the amount borrowed under the term loan agreement has increased, periodic principal payment requirements have decreased by approximately $800,000 annually.

The Company's senior lender has committed to increase the amount of the term loan by approximately $700,000 at the Company's request if the request is made within one year. The Company's senior lender has also made available an additional $500,000 working capital line of credit. These additional borrowing facilities may be used for working capital purposes, to make improvements to owned restaurant properties or to finance the development of additional restaurant locations. The Company presently intends on opening an additional location in the Sacramento, California area in the second quarter. Management believes that it has sufficient cash resources to provide for its operating cash needs and for investment purposes in the construction of the Sacramento location and its opening costs without utilizing the additional borrowing availability.

PART II - Other Information

Item 4.  Results of Vote of Security Holders

(a) A special meeting of the stockholders of Benihana National Corp., the predecessor of the registrant, was held on May 1, 1995.

(b) As part of the Reorganization described in sub paragraph (c) below, the following persons were elected to the registrants Board of Directors:

          Rocky H. Aoki
          Joel A. Schwartz
          Taka Yoshimoto
          John E. Abdo
          Robert B. Greenberg
          Irwin K. Chapman

(c) On March 27, 1995 BNC furnished its stockholders a proxy statement in connection with a solicitation of proxies by BNC's Board of Directors for use at a special meeting of its stockholders held on May 1, 1995. At this meeting BNC's stockholders approved an Agreement and Plan of Reorganization "The Reorganization" that combined the operations of BNC and certain restaurant properties of BOT into the Company. See Note 2 to the Financial Statements and Management's Discussion and Analysis.

     The stockholders of the Common Stock voted 2,266,502 shares in the affirmative and 11,695 shares in the negative to The Reorganization. The stockholders of the Class A Common Stock voted 77,680 in the affirmative and 1,752 shares in the negative to The Reorganization. Abstaining votes were made representing 1,300 shares of Common Stock and 1,245 shares of Class A Common Stock. The same vote tabulation applied to each of the directors elected.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                             BENIHANA INC.
                                                (Registrant)




August 8, 1995                               /s/ Joel A. Schwartz
--------------                               --------------------
Date                                         Joel A. Schwartz
                                             President




August 8, 1995                               /s/ Michael R. Burris
--------------                               ---------------------
Date                                         Michael R. Burris
                                             Chief Financial Officer