Form 10-Q
period 1995-10-08
BENIHANA INC
filed 1995-11-03
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                      For the Quarter Ended October 8, 1995

                                      or,

/ X /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                         Commission File No. 0-12644

                                 Benihana Inc.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                            65-0538630
        -------------------------------             --------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

      8685 Northwest 53rd Terrace, Miami, Florida         33166
      -------------------------------------------       ---------
        (Address or principal executive offices)        (Zip Code)

    Registrant's telephone number, including area code: (305) 593-0770

                                    None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the rpeceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No

     Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Common stock $.10 par value, 3,507,816 shares
                       outstanding at November 2, 1995

            Class A common stock $.10 par value, 2,316,300 shares
                       outstanding at November 2, 1995

PART I - Financial Information


CONSOLIDATED BALANCE SHEETS (See Note 2)

   All dollar amounts in thousands, except as per share amounts


                                                October 8,        March 26,
                                                  1995              1995
                                                ----------        ---------
Assets
Current assets
  Cash and equivalents                           $   676           $ 1,854
  Receivables
    Trade                                            265               269
    Affiliates                                        89                80
    Other                                             15                52
                                                 -------           -------
  Total Receivables                                  369               401

  Inventories (Note 3)                             1,787             1,559
  Prepaid expenses (Note 4)                        1,163             1,297
                                                 -------           -------
  Total Current Assets                             3,995             5,111

  Property and equipment, net                     25,184            25,071
  Due from affiliates, long term                     246               265
  Deferred income taxes, net                         962             1,383
  Other assets (Note 5)                            1,880             1,892
                                                 -------           -------

                                                 $32,267           $33,722
                                                 =======           =======

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accured expenses          $ 5,331           $ 6,951
  Current maturities of long-term debt and
    obligations under capital leases               1,480             1,683
                                                --------          --------
  Total Current Liabilities                        6,811             8,634

  Long-term debt                                   6,451             7,357
  Due to affiliates - long term                      490               650
  Obligations under capital leases                 4,630             4,876

Stockholders's Equity
  Preferred stock - $1.00 par value;
    authorized - 5,000,000 shares, issued
    and outstanding - 2,000 shares                     2                 2
  Common stock - $.10 par value;
    convertible, authorized - 12,000,000
    shares, issued and outstanding -
    3,507,816 shares and 3,492,916 shares,
    respectively                                     351               349
  Class A common stock - $.10 par value;
    authorized - 20,000,000 shares, issued
    and outstanding - 2,316,300 shares               232               232
    Additional paid-in capital                    13,263            13,337
    Retained earnings (accumulated deficit)           37            (1,715)
                                                 -------           -------
  Total Stockholders' Equity                      13,885            12,205
                                                 -------           -------
                                                 $32,267           $33,722
                                                 =======           =======
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (See Note 2)
(UNAUDITED)

   All dollar amounts in thousands, except per share amounts

                                                   Three Periods Ended
                                                ----------------------------
                                                October 8,        October 9,
                                                   1995              1994
                                                ----------        ----------
Revenues

Net restaurant food and beverage sales           $17,601           $16,363
Other income                                          98               131
                                                 -------           -------
Total Revenues                                    17,699            16,494

Costs and Expenses

Cost of restaurant food and beverage sales         4,661             4,734
Restaurant expenses                               10,869            10,135
General and administrative expenses                  999               965
Interest expense                                     283               269
                                                 -------           -------
Total Costs and Expenses                          16,812            16,103

Income from operations before income taxes           887               391
Income tax provision                                 198                28
                                                 -------           -------

Net Income                                       $   689           $   363
                                                 =======           =======

Pro Forma Net Income Per Common Share (Note 6)   $  0.11           $  0.05
                                                 =======           =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (See Note 2)
(UNAUDITED)

                                                    Seven Periods Ended
                                                ----------------------------
                                                October 8,        October 9,
                                                  1995              1994
                                                ----------        ----------
Revenues

Net restaurant food and beverage sales           $41,105           $38,055
Other income                                         265               263
                                                 -------           -------
Total Revenues                                    41,370            38,318

Costs and Expenses

Cost of restaurant food and beverage sales        11,107            11,000
Restaurant expenses                               25,014            23,396
General and administrative expenses                2,181             2,257
Interest expense                                     679               618
                                                 -------           -------
Total costs and expenses                          38,981            37,271

Income from operations before income taxes         2,389             1,047
Income tax provision                                 589                75
                                                 -------           -------

Net Income                                       $ 1,800           $   972
                                                 =======           =======

Pro Forma Net Income Per Common Share (Note 6)   $  0.29           $  0.14
                                                 =======           =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (See Note 2)
(UNAUDITED)

   All dollar amounts in thousands

                                                                                              (Accumulated
                                                                Class A       Additional        Deficit)/
                                 Preferred       Common         Common         Paid-in           Retained
                                   Stock          Stock          Stock         Capital           Earnings
                                ----------      ----------     ----------     ----------      ------------
Balance, March 26, 1995         $        2      $      349     $      232      $13,337          ($ 1,715)

Net income                                                                                         1,800

Dividend on preferred stock                                                                         (48)

Exercise of stock options                                2                          36

Distribution to BOT                                                               (110)
                                ----------      ----------     ----------      -------         ---------
Balance, October 8, 1995        $        2      $      351     $      232      $13,263         $      37
                                ==========      ==========     ==========      =======         =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (See Note 2)
(UNAUDITED)

   All dollar amounts in thousands

                                                   Seven Periods Ended
                                                ----------------------------
                                                October 8,        October 9,
                                                  1995              1994
                                                ----------        ----------
Operating Activities

Net income                                       $1,800             $  972
Adjustments to reconcile net income to net
  cash provided by operating activities:

  Depreciation and amortization                   1,148              1,127
  Change in operating assets and liabilities
    that provided or (used) cash:
      Accounts receivable                            32                (49)
      Inventories                                  (228)               (34)
      Prepaid expenses                              135               (334)
      Other assets                                   (1)               130
      Accounts payable and accrued expenses      (1,620)               212
      Deferred taxes                                420
                                                 ------             ------
Net cash provided by operating
 activities                                       1,686              2,024
                                                 ------             ------

 Investing Activities

 Expenditures for property and equipment         (1,228)              (597)
                                                 ------             ------
 Net cash (used in) investing activities         (1,228)              (597)
                                                 ------             ------

 Financing Activities

 Repayment of long-term debt and obligations
   under capital leases                          (1,834)            (1,311)
 Proceeds from issuance of long-term debt           319
 Net cash distributed to BOT                       (110)              (460)
 Dividend paid                                      (48)
 Proceeds from issuance of common stock              37
                                                 ------             ------
 Net cash (used in) financing activities         (1,636)            (1,771)
                                                 ------             ------
 Net decrease in cash and cash equivalents       (1,178)            (  344)

 Cash and cash equivalents, beginning of year     1,854              1,455
                                                 ------             ------

 Cash and cash equivalents, end of period        $  676             $1,111
                                                 ======             ======

 Supplemental Cash Flow Information

 Cash paid during the seven periods:
   Interest                                      $  467             $  322
   Income taxes                                     113                126

   Noncash Items:
   Capital lease obligations of $182 were incurred in the seven periods ended
   October 9, 1994 when the Company entered into lease agreements for new equipment.

   See notes to consoldiated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEVEN PERIODS ENDED OCTOBER 8, 1995 AND OCTOBER 9, 1994

(UNAUDITED)


   1.  GENERAL

       The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at October 8, 1995) which are, in the opinion of management, necessary for a fair representation of financial position and results of operations. The results of operations for the seven periods (twenty-eight weeks) ended October 8, 1995 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's fiscal year consists of 13 four-week accounting periods. The current fiscal year consists of 53 weeks.

   2.  BASIS OF PRESENTATION AND ACQUISITION

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

       In connection with the acquisition of the BOT Restaurants, BNC was merged with a wholly owned subsidiary of the Company through a share-for-share exchange effective with a vote of the BNC shareholders made on May 1, 1995. Accordingly, the Company's financial statements for the period ended October 9, 1994 have been restated retroactively to include the historical accounts of BNC and the BOT Restaurants without adjustment.

   3.  INVENTORIES

           Inventories consist of (in thousands):

                                                     October 8,       March 26,
                                                        1995             1995
                                                     ----------       ----------
           Food and beverage                           $  540           $  560
           Supplies                                     1,247              999
                                                       ------           ------

                                                       $1,787           $1,559
                                                       ======           ======

   4.  PREPAID EXPENSES

           Prepaid expenses consist of (in thousands):

                                                     October 8,       March 26,
                                                        1995             1995
                                                     ----------       ---------
           Prepaid insurance                           $  504           $  687
           Prepaid advertising                             23              148
           Other                                          636              462
                                                       ------           ------

                                                       $1,163           $1,297
                                                       ======           ======

   5.  OTHER ASSETS

       Other assets consist of (in thousands):

                                                     October 8,       March 26,
                                                        1995             1995
                                                     ----------       ---------
       Lease acquisition costs                         $  580           $  613
       Restaurant management fee receivable                35               48
       Cash surrender value of officer's
         life insurance                                   240              240
       Premium on liquor licenses                         651              651
       Security deposits                                  201              214
       Preopening expenses                                 51                2
       Other                                              122              124
                                                       ------           ------

                                                       $1,880           $1,892
                                                       ======           ======

   6.  PRO FORMA NET INCOME PER COMMON SHARE

       The pro forma net income per common share was computed by using the weighted average number of shares and dilutive common stock equivalents (5,983 thousand shares in October 1995 and 5,809 thousand shares in October) of Common Stock and Class A Common Stock. The amounts of preferred dividends and interest expense that would have been incurred as a result of the acquisition of the BOT Restaurants described above have been factored in the calculation of pro forma earnings from the beginning of each of the seven periods ended October 8, 1995 and October 9, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



OVERVIEW


The Company's financial statements and the discussion and data presented below reflect a reorganization pursuant to which the Company acquired seventeen restaurants, four license agreements and the U.S. trademarks of Benihana of Tokyo, Inc. and became the successor to Benihana National Corp. through the merger of Benihana National Corp. and a wholly owned subsidiary of the Company through a share-for-share exchange of common equity.

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

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation and restaurant patronage. Revenues are also dependent on the average check amount and expenses are additionally dependent upon the costs of food and beverages sold, average wage rates, marketing costs and the costs of administering restaurant operations and interest.

The Company's revenues and net income attained record levels during the three and seven periods ended October 8, 1995 surpassing the comparable periods in the previous year. Restaurant revenue increased by 7.6% and 8.0% for the three and seven periods, respectively. Net income increased by 89.8% and 85.2% for the three and seven periods, respectively. Revenues are increasing as a result of continuing increases in patronage and the resulting revenue improvements are reflected in increased net income and per share earnings. In the previous year's seven periods, federal income taxes were not provided because of the existence of substantial net operating losses. The Company has provided for federal income taxes during the seven periods ended October 8, 1995, since taxable income is estimated to utilize the remaining tax assets from net operating loss carryforwards.

Earnings per share have been affected by additional equivalent shares from options and warrants that became dilutive during the seven periods because of the increase in the market price of the Common and Class A Stock.

REVENUES

The amounts of sales and the changes in amount and percentage change in amount of sales from the previous fiscal year are shown in the following tables.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


                                            Three Periods Ended             Seven Periods Ended
                                         -------------------------       -------------------------
                                         October 8,     October 9,       October 8,     October 9,
                                            1995           1994             1995           1994
                                         ----------     ----------       ----------     ----------
Net restaurant sales                       $17,601        $16,363          $41,105        $38,055
Other income                                    98            131              265            263
                                           -------        -------          -------        -------

                                           $17,699        $16,494          $41,370        $38,318
                                           =======        =======          =======        =======

                                             Three Periods Ended            Seven Periods Ended
                                         -------------------------       -------------------------
                                         October 8,     October 9,       October 8,     October 9,
                                            1995           1994             1995           1994
                                         ----------     ----------       ----------     ----------
Amount of change from previous year        $1,238          $323            $3,050         $1,441
Percentage change for the
  previous year                               7.6%          2.0%              8.0%           3.9%
Comparable sales per unit                  $  476          $442            $1,111         $1,029
Percentage growth in comparable
  sales restaurant                            7.6%          4.7%              8.0%           6.2%

Three and Seven Periods Ended October 8, 1995 compared to October 9, 1994 -- Restaurant revenues continued to increase in both the three and seven periods ended October 8, 1995 as compared to the equivalent periods ended October 9, 1994. The Company's trend of increases in comparable per unit sales continued during the three and seven periods with 7.6% and 8.0%, respectively. Patronage at Benihana continues to increase resulting from favorable consumer response to the Company's advertising programs from physical improvements made to several restaurant properties, from opening the restaurants for lunch service on the weekends and opening sushi bars and Karaoke centers at several of the restaurants.

COSTS AND EXPENSES

Costs of restaurant sales, which are generally variable with sales, directly increased with changes in revenues for the seven periods. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's three and seven periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


                                            Three Periods Ended             Seven Periods Ended
                                         -------------------------       -------------------------
                                         October 8,     October 9,       October 8,     October 9,
                                            1995           1994             1995           1994
                                         ----------     ----------       ----------     ----------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of restaurant food and
  beverage sales                            26.5%          28.9%            27.0%         28.9%
Restaurant expenses                         61.8%          61.9%            60.9%         61.5%
General and administrative
  expenses                                   5.7%           5.9%             5.3%          5.9%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of restaurant food and
  beverage sales                            $(73)          $348           $  107          $835
Restaurant expenses                         $734           $263           $1,618          $510
General and administrative expenses         $ 34           $(61)          $   61          $ 56

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of restaurant food and
  beverage sales                            (1.5%)          7.9%             1.0%          8.2%
Restaurant expenses                          7.2%           2.7%             6.9%          2.2%
General and administrative expenses          3.5%          (5.9%)            2.7%          2.5%

Three and Seven Periods Ended October 8, 1995 Compared to Three and Seven Periods Ended October 9, 1994 -- The cost of food and beverage sales decreased in total amount for the three periods and increased for the seven periods, but decreased for both the three and seven periods when expressed as a percentage of sales. The Company implemented an aggressive procurement program to reduce costs of shrimp and lobster. Additionally, the Company obtained more favorable pricing from several vendors for other food products and services. Restaurant expenses increased in absolute amount for both the three and seven periods but decreased when expressed as a percentage of sales; principally, because of the generally fixed nature of such expenses. Both marketing costs and depreciation and amortization expenses increased slightly in absolute amount but decreased when expressed as a percentage of sales. Interest costs increased during the three and seven periods because of the additional borrowings made to acquire the BOT Restaurant properties. Despite the increase in outstanding debt, interest cost has not risen significantly due to the Company's successful efforts in reducing its interest rate as part of the consolidation of the Company's bank indebtedness (see Liquidity and Capital Resources below).

LIQUIDITY AND CAPITAL RESOURCES

The Company, as is typical with many restaurant companies, does not have to provide financing for inventories and accounts receivable and operates with a working capital deficiency. The Company's deficiency in working capital decreased by $707 for the seven periods ended October 8, 1995.

The Company expended $631 more for property and equipment than it did during the previous comparable periods. This was a result of expenditures made to build the Benihana Grill in Sacramento, California which opened on October 12, 1995. The Benihana Grill is a smaller Benihana restaurant. The approximate construction and opening costs for this first location were $550,000. Management believes that the reduced construction and opening costs for the Benihana Grill expands the potential for the Company to penetrate smaller markets.

Additionally, the Company has accelerated physical improvements to several restaurant locations and added facilities for serving and preparing sushi and for Karaoke.

The Company financed the $6,150,000 aggregate pruchase price of the BOT Restaurants by issuing 76,905 shares of common stock; 2,000 shares of preferred stock with a $2,000,000 liquidation value; a note payable to BOT in the amount of $650,000; and $3,000,000 in cash. The cash portion was financed by consolidating BNC's previously existing bank term loans and increasing the amount borrowed. Although the amount borrowed under the term loan agreement has increased, periodic principal payment requirements have decreased by approximately $800,000 annually.

The Company's senior lender has also committed to increase the amount of the term loan by approximately $700,000 at the Company's request if the request is made within one year. The Company's senior lender has also made available an additional $500,000 working capital line of credit. These additional borrowing facilities may be used for working capital purposes, to make improvements to owned restaurant properties or to finance the development of additional restaurant locations. The Company had sufficient cash resources for the construction of the above mentioned restaurant and management believes that it has sufficient cash resources to provide for its operating cash needs without utilizing the additional borrowing facilities.

PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K.

          (b)  None.

EXHIBIT 11

                    CALCULATION OF EARNINGS PER SHARE

                                                     Seven Periods Ended
                                                   --------------------------
                                                   October 8,      October 9,
                                                      1995            1994
                                                   ----------      ----------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                  5,815,545       5,732,211

(COMMON & CLASS A) COMMON STOCK
ISSUED TO BOT IN CONNECTION WITH
THE REORGANIZATION                                                     76,905

DILUTIVE EFFECT OF WARRANTS
OUTSTANDING (1)                                       101,793

DILUTIVE EFFECT OF STOCK OPTIONS
OUTSTANDING USED IN CALCULATION
OF EARNINGS PER SHARE                                  65,389
                                                   ----------      ----------

                                                    5,982,727       5,809,116
                                                   ==========      ==========

NET INCOME                                         $1,800,326      $  971,873

EFFECT OF DIVIDENDS (PROFORMA IN
1994) ON PREFERRED STOCK ISSUED IN
CONNECTION WITH THE
REORGANIZATION                                        (64,615)        (64,615)

PROFORMA INTEREST ON DEBT INCURRED
TO FINANCE ACQUISITION OF BOT
RESTAURANTS                                           (36,250)       (140,538)

PROFORMA INTEREST ON DEBT ISSUED
TO BOT TO FINANCE ACQUISITION OF
BOT RESTAURANTS                                        (6,806)        (26,385)

INCOME TAX EFFECT ON PROFORMA
AMOUNTS OF INTEREST ON
ACQUISITION DEBT INDEBTEDNESS                          17,222          66,769
                                                   ----------      ----------

PROFORMA NET INCOME                                $1,709,877      $  807,104
                                                   ==========      ==========

EARNINGS PER SHARE                                 $.29            $.14
                                                   ====            ====

(1) Antidilutive in 1994

                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              BENIHANA INC.
                                              (Registrant)




November 2, 1995                              /s/ Joel A. Schwartz
----------------                              -----------------------
Date                                          Joel A. Schwartz
                                              President




November 2, 1995                              /s/ Michael R. Burris
----------------                              -----------------------
Date                                          Michael R. Burris
                                              Chief Financial Officer