Form 10-Q
period 1995-12-31
BENIHANA INC
filed 1996-01-24
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 1995

                                       or,

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-12644

                                  Benihana Inc.
             (Exact name of registrant as specified in its charter)


                               Delaware 65-0538630
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


                8685 Northwest 53rd Terrace, Miami, Florida 33166
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (305) 593-0770

                                      None
Former name, former address and former fiscal year, if changed since last report


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


            Common stock $.10 par value, 3,510,266 shares outstanding
                               at January 23, 1996


        Class A common stock $.10 par value, 2,316,300 shares outstanding at January 23, 1996

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONSOLIDATED BALANCE SHEETS (See Note 2)

   All dollar amounts in thousands, except as per share amounts

                                                                                    December 31,        March 26,
                                                                                       1995               1995
-------------------------------------------------------------------------------------------------------------------

Assets
Current assets
    Cash and equivalents                                                              $  2,471           $ 1,854
    Receivables
         Trade                                                                             260               269
         Affiliates                                                                         92                80
         Other                                                                               1                52
-------------------------------------------------------------------------------------------------------------------

    Total Receivables                                                                      353               401

    Inventories (Note 3)                                                                 1,819             1,559
    Prepaid expenses (Note 4)                                                            1,404             1,297
-------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                     6,047             5,111

Property and equipment, net                                                             25,129            25,071
Due from affiliates, long term                                                             240               265
Deferred income taxes, net                                                                 640             1,383
Other assets (Note 5)                                                                    1,847             1,892
-------------------------------------------------------------------------------------------------------------------


                                                                                      $ 33,903           $33,722
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable and accrued expenses                                             $  5,956           $ 6,951
    Current maturities of long-term debt and
         obligations under capital leases                                                1,471             1,683
-------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                7,427             8,634

Long-term debt                                                                           6,312             7,357
Due to affiliates - long term                                                              470               650
Obligations under capital leases                                                         4,517             4,876

Stockholders' Equity
    Preferred stock - $1.00 par value;
         authorized - 5,000,000 shares, issued
         and outstanding - 2,000 shares                                                      2                 2
    Common stock - $.10 par value;
         convertible, authorized - 12,000,000
         shares, issued and outstanding -
         3,510,266 shares and 3,492,916 shares,
         respectively                                                                      351               349
    Class A common stock - $.10 par value;
         authorized - 20,000,000 shares, issued
         and outstanding - 2,316,300 shares                                                232               232
    Additional paid-in capital                                                          13,275            13,337
    Retained earnings (accumulated deficit)                                              1,317            (1,715)
-------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                              15,177            12,205
-------------------------------------------------------------------------------------------------------------------


                                                                                       $33,903           $33,722
-------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (See Note 2)

   All dollar amounts in thousands, except as per share amounts

                                                                                       Three Periods Ended
                                                                                 December 31,          January 1,
                                                                                    1995                  1995
-------------------------------------------------------------------------------------------------------------------
Revenues

Net restaurant food and beverage sales                                              $18,837             $17,087
Other income                                                                            132                  79
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                       18,969              17,166

Costs and Expenses

Cost of restaurant food and beverage sales                                            4,789               4,843
Restaurant expenses                                                                  11,097              10,010
General and administrative expenses                                                   1,028               1,074
Interest expense                                                                        299                 268
-------------------------------------------------------------------------------------------------------------------

Total Costs and Expenses                                                             17,213              16,195
-------------------------------------------------------------------------------------------------------------------


Income from operations before income taxes                                            1,756                 971
Income tax provision                                                                    447                  77
-------------------------------------------------------------------------------------------------------------------


Net Income                                                                          $ 1,309             $   894
-------------------------------------------------------------------------------------------------------------------


Pro Forma Net Income Per Common Share (Note 6)                                      $  0.21             $  0.14
-------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (See Note 2)
(UNAUDITED)

    All dollar amounts in thousands, except per share amounts

                                                                                          Ten Periods Ended
                                                                                  December 31,          January 1,
                                                                                     1995                  1995
-------------------------------------------------------------------------------------------------------------------
Revenues

Net restaurant food and beverage sales                                               $59,942             $55,142
Other income                                                                             397                 342
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                        60,339              55,484

Costs and Expenses

Cost of restaurant food and beverage sales                                            15,896              15,843
Restaurant expenses                                                                   36,111              33,406
General and administrative expenses                                                    3,209               3,331
Interest expense                                                                         978                 886
-------------------------------------------------------------------------------------------------------------------

Total Costs and Expenses                                                              56,194              53,466
-------------------------------------------------------------------------------------------------------------------


Income from operations before income taxes                                             4,145               2,018
Income tax provision                                                                   1,036                 152
-------------------------------------------------------------------------------------------------------------------


Net Income                                                                          $  3,109             $ 1,866
-------------------------------------------------------------------------------------------------------------------


Pro Forma Net Income Per Common Share (Note 6)                                      $   0.50             $  0.28
-------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (See Note 2)
(UNAUDITED)

    All dollar amounts in thousands, except per share amounts

                                                                                                                   (Accumulated)
                                                                              Class A            Additional           Deficit)/
                                        Preferred          Common             Common              Paid-in             Retained
                                          Stock             Stock              Stock              Capital             Earnings
---------------------------------------------------------------------------------------------------------------------------------

Balance, March 26, 1995                     $2                $349             $232              $13,337                 ($1,715)

Net income                                                                                                                 3,109

Dividend on preferred stock                                                                                                  (77)

Exercise of stock options                                        2                                    43

Issuance of common stock
   for incentive compensation                                                                          5

Distribution to BOT                                                                                 (110)
---------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1995                  $2                $351            $232               $13,275                 $ 1,317
---------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (See Note 2)
(UNAUDITED)

   All dollar amounts in thousands, except as per share amounts
                                                                                            Ten Periods Ended
                                                                                        December 31,     January 1,
                                                                                            1995           1995
-------------------------------------------------------------------------------------------------------------------
Operating Activities

Net income                                                                                $ 3,109          $  1,866
Adjustments to reconcile net income to net
    Cash provided by operating activities:
         Depreciation and amortization                                                      1,679             1,613
    Issuance of common stock for incentive compensation                                         5
    Change in operating assets and liabilities
         that provided or (used) cash:
              Accounts receivable                                                              48                67
              Inventories                                                                    (259)             (104)
              Prepaid expenses                                                               (106)             (256)
              Other assets                                                                      2                88
              Accounts payable and accrued expenses                                          (995)              190
              Deferred taxes                                                                  742
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                   4,225             3,464
-------------------------------------------------------------------------------------------------------------------


Investing activities

Expenditures for property and equipment                                                    (1,669)             (837)
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                                    (1,669)             (837)
-------------------------------------------------------------------------------------------------------------------


Financing Activities

Repayment of long-term debt and obligations
    under capital leases                                                                   (2,116)          (1,919)
Proceeds from issuance of long-term debt                                                      319
Net cash distributed to BOT                                                                  (110)            (590)
Dividend paid                                                                                 (77)
Proceeds from issuance of common stock                                                         45
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) financing activities                                                    (1,939)          (2,509)
-------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                     617              118

Cash and cash equivalents, beginning of year                                                1,854            1,455
-------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents, end of period                                                  $ 2,471          $ 1,573
-------------------------------------------------------------------------------------------------------------------


Supplemental Cash Flow Information

Cash paid during the ten periods:
    Interest                                                                              $   603          $   473
    Income taxes                                                                              348              148

Noncash Items:
Capital lease obligations of $269 were incurred in the ten periods ended January 1, 1995 when the
Company entered into lease agreements for new equipment.

See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN PERIODS ENDED DECEMBER 31, 1995 AND JANUARY 1, 1995

(UNAUDITED)



1.  GENERAL

     The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at December 31, 1995) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the ten periods (forty weeks) ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's fiscal year consists of 13 four-week accounting periods. The current fiscal year consists of 53 weeks.

2.  BASIS OF PRESENTATION AND ACQUISITION

     The Company's financial statements and the discussion and data presented below reflect a reorganization pursuant to which the Company acquired seventeen restaurants, four license agreements and the U.S. trademarks of Benihana of Tokyo, Inc. and became the successor to Benihana National Corp. through the merger of BNC and a wholly owned subsidiary of the Company through a share-for-share exchange of common equity. Accordingly, the Company's financial statements for the period ended January 1, 1995 have been restated retroactively to include the historical accounts of BNC and the BOT Restaurants without adjustment.

     The acquisition of the BOT Restaurants has been accounted for in a manner similar to a pooling of interests since the parties to the transaction were under common control. The Company paid $3,000,000 in cash and issued 76,905 shares of Common Stock, 2,000 shares of $1.00 par value Class A Convertible Preferred Stock, and a 7 1/2% promissory note in the amount of $650,000.

3.  INVENTORIES

    Inventories consist of (in thousands):
                                                             December 31,              March 26,
                                                                 1995                    1995
                                                             ------------              ---------
         Food and beverage                                     $   645                  $   560
         Supplies                                                1,174                      999
                                                             ------------              ---------
                                                               $ 1,819                  $ 1,559


BENIHANA INC. AND SUBSIDIARIES




4.  PREPAID EXPENSES

         Prepaid expenses consist of (in thousands):
                                                              December 31,              March 26,
                                                                  1995                    1995
                                                              ------------              ---------
         Prepaid insurance                                     $   907                  $  687
         Prepaid advertising                                        56                     148
         Other                                                     441                     462
                                                              ------------              ---------
                                                               $ 1,404                  $1,297
                                                              ------------              ---------

5.  OTHER ASSETS

         Other assets consist of (in thousands):
                                                              December 31,              March 26,
                                                                  1995                    1995
                                                              ------------              ---------
         Lease acquisition costs                               $   566                  $  613
         Restaurant management fee
           Receivable                                               17                      48
         Cash surrender value of officer's
           Life insurance                                          240                     240
         Premium on liquor licenses                                651                     651
         Security deposits                                         195                     214
         Preopening expenses                                        57                       2
         Other                                                     121                     124
                                                              ------------              ---------
                                                               $ 1,847                  $1,892

6.  PRO FORMA NET INCOME PER COMMON SHARE

     The pro forma net income per common share was computed by using the weighted average number of shares and dilutive common stock equivalents (5,991 thousand shares in December 1995 and 5,820 thousand shares in January 1995) of Common Stock and Class A Common Stock outstanding as of December 31, 1995. The amounts of preferred dividends and interest expense that would have been incurred as a result of the acquisition of the BOT Restaurants described above have been factored in the calculation of pro forma earnings from the beginning of each of the ten periods ended December 31, and January 1, 1995.

BENIHANA INC. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


OVERVIEW

The Company's financial statements and the discussion and data presented below reflect a reorganization pursuant to which the Company acquired seventeen restaurants, four license agreements and the U.S. trademarks of Benihana of Tokyo, Inc. and became the successor to Benihana National Corp. through the merger of BNC and a wholly owned subsidiary of the Company through a share-for-share exchange of common equity.

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

The Company's revenues and net income attained record levels during the three and ten periods ended December 31, 1995 surpassing the comparable periods in the previous year. Restaurant revenue increased by 10.2% and 8.7% for the three and ten periods, respectively. Net income increased by 46.4% and 66.6% for the three and ten periods, respectively. Revenues are increasing as a result of continuing increases in patronage and the resulting revenue improvements are reflected in increased net income and per share earnings. In the previous year's ten periods, federal income taxes were not provided because of the existence of substantial net operating losses. The Company has provided for federal income taxes during the ten periods ended December 31, 1995, since taxable income is estimated to utilize the remaining tax assets from net operating loss carryforwards.

Earnings per share have been affected by additional equivalent shares from options and warrants that became dilutive during the ten periods because of the increase in the market price of the Common and Class A Stock.

REVENUES

The amounts of sales and the changes in amount and percentage change in amount of sales from the previous fiscal year are shown in the following tables.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


                                                Three Periods Ended                 Ten Periods Ended
                                            December 31,       January 1,       December 31,      January 1,
                                                1995             1995               1995            1995
                                            ------------       ----------       ------------      ----------
Net restaurant sales                          $18,837          $17,087             $59,942        $55,142
Other income                                      132               79                 397            342
                                            ------------       ----------       ------------      ----------
                                              $18,969          $17,166             $60,339        $55,484


                                                Three Periods Ended                  Ten Periods Ended
                                            December 31,       January 1,       December 31,      January 1,
                                                1995             1995               1995            1995
                                            ------------       ----------       ------------      ----------
Amount of change from
    previous year                              $1,750             $898              $4,800         $2,339
Percentage change for the
    previous year                                10.2%             5.5%                8.7%           4.4%
Comparable sales per unit                        $496             $462              $1,606         $1,490
Percentage growth in comparable
    sales restaurant                              7.4%             5.5%                7.8%           4.4%

Three and Ten Periods  Ended  December 31, 1995 compared to January 1, 1995
-- Restaurant revenues continued to increase in both the three and ten periods ended December 31, 1995 as compared to the equivalent periods ended January 1, 1995. The Company's trend of increases in comparable per unit sales continued during the three and ten periods with 7.4% and 7.8%, respectively. Patronage at Benihana continues to increase resulting from favorable consumer response to the Company's advertising programs from physical improvements made to several restaurant properties, from opening the restaurants for lunch service on the weekends and opening sushi bars and Karaoke centers at several of the restaurants. Customer counts increased 7.3% through the third quarter. Additionally, the first Benihana Grill opened on October 12, 1995 and contributed to .5% of the increase in restaurant revenues for the ten periods.

COSTS AND EXPENSES

Costs of restaurant sales, which are generally variable with sales, directly increased with changes in revenues for the ten periods. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's three and ten periods.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


                                                Three Periods Ended                 Ten Periods Ended
                                            December 31,       January 1,       December 31,      January 1,
                                                1995             1995               1995            1995
                                            ------------       ----------       ------------      ----------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of restaurant food and
     beverage sales                              25.4%           28.3%             26.5%            28.7%
Restaurant expenses                              59.9%           58.6%             60.2%            60.6%
General and administrative
    expenses                                      5.5%            6.3%              5.4%             6.0%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of restaurant food and
     beverage sales                               ($54)           $531              $53           $1,366
Restaurant expenses                             $1,087             $41           $2,705             $551
General and administrative expenses               ($46)           $127            ($122)            $183

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of restaurant food and
    beverage sales                                (1.1%)          12.3%              .3%             9.4%
Restaurant expenses                               10.9%             .4%             8.1%             1.7%
General and administrative expenses               (4.3%)          13.4%            (3.7%)            5.8%

Three and Ten Periods Ended December 31, 1995 Compared to Three and Ten Periods Ended January 1, 1995 -- The cost of food and beverage sales decreased in total amount for the three periods and increased for the ten periods, but decreased for both the three and ten periods when expressed as a percentage of sales. Long-term purchasing contracts have been made for lobster that effectively lock in a lower price for 22 of the Company's restaurants where such arrangements are feasible. Additionally, the Company obtained more favorable pricing from several vendors for other food products and services at several of the 17 restaurants that were purchased from Benihana of Tokyo. Restaurant expenses increased in absolute amount for both the three and ten periods. Restaurant expenses expressed as a percentage of sales increased for the three periods but decreased for the ten periods. The increase was due to accelerated spending for repair and maintenance to improve the appearance of several restaurants. Also, during the previous year's three periods, the Company received a refund on workers compensation premiums resulting in lower benefits costs in fiscal 1995. The decrease for the ten periods is due to an increase in sales and because of the generally fixed nature of such expenses.

Interest costs increased during the three and ten periods because of the additional borrowings made to acquire the BOT Restaurant properties. Despite the increase in outstanding debt, interest cost has not risen significantly due to the Company's successful efforts in reducing its interest rate as part of the consolidation of the Company's bank indebtedness (see Liquidity and Capital Resources below).

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company, as is typical with many restaurant companies, does not have to provide financing for inventories and accounts receivable and operates with a working capital deficiency. The Company's deficiency in working capital of $1,380 decreased by $2,143 for the ten periods ended December 31, 1995.

The Company expended $832 more for property and equipment than it did during the previous comparable ten periods. This was a result of expenditures made to build the Benihana Grill in Sacramento, California which opened on October 12, 1995. The Benihana Grill is a smaller version of a traditional Benihana restaurant. The approximate construction and opening costs for this first location were $550,000. Management believes that the reduced construction and opening costs for the Benihana Grill expands the potential for the Company to penetrate smaller markets.

Additionally, the Company has accelerated physical improvements to several restaurant locations and added facilities for serving and preparing sushi.

The Company financed the $6,150,000 aggregate purchase price of the BOT Restaurants by issuing 76,905 shares of comon stock; 2,000 shares of preferred stock with a $2,000,000 liquidation value; a note payable to BOT in the amount of $650,000; and $3,000,000 in cash. The cash portion was financed by consolidating BNC's previously existing bank term loans and increasing the amount borrowed. Although the amount borrowed under the term loan agreement has increased, periodic principal payment requirements have decreased by approximately $800,000 annually.

The Company's senior lender has also committed to increase the amount of the term loan by approximately $700,000 at the Company's request if the request is made by May 1996. The Company's senior lender has also made available an additional $500,000 working capital line of credit. These additional borrowing facilities may be used for working capital purposes, to make improvements to owned restaurant properties or to finance the development of additional restaurant locations. Management believes that it has sufficient cash resources to provide for its operating cash needs and to make anticipated improvements to its restaurants without utilizing the additional borrowing facilities.

BENIHANA INC. AND SUBSIDIARIES

PART II -         Other Information

Item 6.               Exhibits and Reports on Form 8-K

             (a)  Exhibit 11 Calculation of Earnings Per Share
                  Exhibit 27 Financial Data Schedule

             (b)  None

EXHIBIT 11

                                                   BENIHANA INC.
                                         CALCULATION OF EARNINGS PER SHARE

                                                                              Ten Periods Ended
                                                                         December 31,        January 1,
                                                                            1995               1995
                                                                         ------------        ----------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                        5,818,606          5,732,211

(COMMON & CLASS A) COMMON STOCK
ISSUED TO BOT IN CONNECTION WITH
THE REORGANIZATION                                                                              76,905

DILUTIVE EFFECT OF WARRANTS
OUTSTANDING (1)                                                             112,816

DILUTIVE EFFECT OF STOCK OPTIONS
OUTSTANDING USED IN CALCULATION
OF EARNINGS PER SHARE                                                        59,826             10,431

                                                                          5,991,248          5,819,547

NET INCOME                                                              $ 3,109,048         $1,866,387

EFFECT OF DIVIDENDS (PROFORMA IN
1994) ON PREFERRED STOCK ISSUED IN
CONNECTION WITH THE
REORGANIZATION                                                              (92,308)           (92,308)

PROFORMA INTEREST ON DEBT INCURRED
TO FINANCE ACQUISITION OF BOT
RESTAURANTS                                                                 (36,250)          (200,769)

PROFORMA INTEREST ON DEBT ISSUED
TO BOT TO FINANCE ACQUISITION OF
BOT RESTAURANTS                                                              (6,806)           (37,692)

INCOME TAX EFFECT ON PROFORMA
AMOUNTS OF INTEREST ON
ACQUISITION DEBT INDEBTEDNESS                                                17,222             95,385
                                                                         -----------        -----------
PROFORMA NET INCOME                                                      $2,990,906         $1,631,003
                                                                         -----------        -----------
EARNINGS PER SHARE                                                       $.50               $.28

(1) Antidilutive in 1994

                                                    SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         Benihana Inc.
                                                         (Registrant)




Date   January 23, 1996                                  /s/ Joel A. Schwartz
-----------------------                                  --------------------
                                                         Joel A. Schwartz
                                                         President




                                                         /s/ Michael R. Burris
                                                         ---------------------
                                                         Michael R. Burris
                                                         Chief Financial Officer