Form 10-K
period 1996-03-31
BENIHANA INC
filed 1996-05-28
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                        For the Fiscal Year Ended March 31, 1996

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

         (Registrant's telephone number, including area code): (305) 593-0770

          Securities  registered  pursuant to Section 12(b) of the Act:

                                       None

          Securities  registered  pursuant to Section 12 (g) of the Act:

                      Common  Stock,  par  value  $.10 per share
                    Class A Common Stock, par value $.10 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 28, 1996, 3,516,016 shares of Common Stock and 2,316,300 shares of Class A Common Stock were outstanding, and the aggregate market value of the common equity of Benihana Inc. held by non-affiliates was approximately $39,589,317.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portion of the Registrant's Annual Report to Stockholders for the year ended March 31, 1996 are incorporated by reference in Parts I and II.

Portion of the Registrant's Proxy Statement for the Annual Meeting to be held July 19, 1996 are incorporated by reference in Part III.

Item 1.  Business

Benihana Inc. (The "Company") owns and operates 38 Benihana and Benihana Grill dinnerhouse restaurants and licenses eight others.

Organization

Effective May 15, 1995,  the Company  became the successor to Benihana  National
Corp. ("BNC") through the merger (the"Merger") of BNC and a wholly owned subsidiary of the Company. Simultaneously with the Merger, the Company acquired from Benihana of Tokyo, Inc. ("BOT"), a corporation privately owned by Rocky H. Aoki, the Company's Chairman of the Board and founder of the Benihana restaurant chain, all of BOT's Benihana restaurants (the "BOT Restaurants") in the continental United States, consisting of 17 company-owned and 5 licensed locations. The merger and asset acquisition (collectively, the "Reorganization") were accounted for in a manner similar to a pooling of interests. References to the " Company" in this report include BNC, the Company's predecessor.

BNC had been organized in 1982 by BOT in connection with BNC's initial public offering.

General

The Company has the right to own, develop or license Benihana and Benihana Grill restaurants in the United States (subject to certain rights granted to BOT with respect to the State of Hawaii) Central and South America and the Caribbean Islands.

A description of the Company-owned and licensed restaurants is set forth below under "Properties".

Sales by the Company's owned restaurants were approximately $81,094,000 for the fiscal year ended March 31, 1996, as compared to approximately $72,772,000 for the prior fiscal year.

Benihana Format and Menu

The Benihana restaurants feature the teppanyaki style of Japanese cooking in which the food is prepared by a Benihana chef on a grill which forms a part of the table at which it is served. The Benihana restaurants feature a distinctly Japanese design creating an authentic atmosphere for its guests. Most of the Company's Benihana restaurants are open for both lunch and dinner. The restaurants have a limited menu offering a full course meal consisting of an appetizer, soup, salad, tea, and an entree of steak, seafood, chicken or a combination of them. Specific menu items may be different in the various restaurants depending upon the local geographic market. The servings are all portion controlled to provide consistency in quantities served to each customer. Alcoholic beverages, including specialty mixed drinks, wines, beers and soft drinks are available. The average check size per person was $22.68 during the year ended 1996. During the fiscal year ended March 31, 1996, beverage sales in both the lounges and dining rooms accounted for approximately 20% of total restaurant sales. The Company offers sushi both at the teppanyaki grill and at separate sushi bar areas within most restaurants. During fiscal 1996, the Company added sushi as carry-out item at selected locations.

Generally, an entire teppanyaki table is filled at one time. The chef is assisted in the service of the meal by the waitress or waiter who takes beverage and food orders. An entire dinnertime meal takes approximately one hour and thirty minutes.

In October 1995, the Company opened its first Benihana Grill restaurant. The Benihana Grill is a smaller version of the typical Benihana restaurant that is suitable for smaller markets and for strip shopping centers. The Company believes that the Benihana Grill provides for greater potential for unit growth because the costs to design, construct and open the Benihana Grill is approximately one-third of the cost of a standard sized Benihana restaurant.

Of the 38 owned Benihana and Benihana Grill restaurants, 27 are located in free standing, special use restaurant buildings, three in shopping centers, and eight in office or hotel building complexes. The free standing restaurants were built to the Company's specifications as to size, style and interior and exterior decor. The other locations were adapted to the Benihana interior decor. The free standing units, which are generally one story buildings are substantially uniform in design and appearance, average approximately 8,000 square feet and are constructed on a lot of approximately 1.25 to 1.50 acres with parking for 100 to 125 cars. The shopping center, office building and hotel Benihana restaurants are of similar size, but differ somewhat in appearance from location to location in order to conform to the existing buildings. The designs for the Benihana Grill calls for between 3,500 and 4,000 square feet and 10 and 12 teppanyaki tables. A typical Benihana restaurant has eighteen teppanyaki tables. The Benihana restaurants seat from 92 to 178 persons in the dining rooms (at the teppanyaki tables which seat six to ten customers) and 47 to 124 persons in the bar lounge areas.

Operations and Control of Benihana Restaurants

The Benihana and Benihana Grill restaurants are centrally managed by the Executive Vice President - Restaurant Operations. The restaurants are divided among five geographic regions, each managed by a regional manager.

Each Benihana restaurant has a manager and one or more assistant managers responsible for the operation of the restaurant, including hiring, local inventory purchasing, maintenance of quality control standards, cleanliness and service.

The Company uses various incentive compensation plans pursuant to which key restaurant personnel share in the results of operations at both a local and company-wide level.

Specific strict guidelines as documented in restaurant operations manuals are followed to assure consistently high quality in customer service and food quality from location to location. Operating specifications are used for quality of ingredients, preparation of food, maintenance of premises and employee conduct and are incorporated in manuals used by the managers and assistant managers. Food products and portion sizes are regularly and systematically tested for quality and compliance with the Company's standards. Lobster is purchased under long-term contracts for 22 of the restaurants under which a certain number of pounds are purchased at a specific price. Most of the other food products are purchased in local markets. Most of the restaurant operating supplies are purchased centrally and distributed to the restaurants from the Company's warehouse or one of two bonded warehouses.

The chefs are trained in the Teppanyaki style of cooking and customer service in training programs lasting from eight to twelve weeks. A portion of the training is spent working in a Benihana restaurant under the direct supervision of an experienced head chef. The program includes lectures on the Company's method of restaurant operations and training in both tableside and kitchen food preparation as applied in Benihana restaurants. Manager training is similar except that the manager trainee is given in-depth exposure to each position in the restaurant, from busboy to maitre'd to manager. Other categories of employees are trained by the manager and assistant manager at the restaurant itself. On-going continuing education programs and seminars are provided to restaurant managers and chefs to improve restaurant quality and implement changes in operating policy or menu items.

The  Company  provides  restaurant  managers  with  centralized   financial  and
management control systems through use of data processing information systems and prescribed reporting procedures.

Each restaurant forwards sales reports, vendor invoices, payroll and other operational data to the home office on a weekly and four week period basis. The Company utilizes this information to centrally monitor sales, product, labor and other costs and to prepare periodic financial and management reports. The Company believes that its centralized accounting, payroll and human resources, cash management and information systems improve its ability to control and manage its operations efficiently.

Marketing

The Company utilizes television, radio, billboard and print media to promote the restaurants. The advertising programs are tailored to each local market and television advertising is concentrated around certain specific dates to increase efficiency. The advertising program is designed to emphasize the inherently fresh and healthful aspects of a Benihana meal and the entertainment value of the food preparation at the table. The entertainment value of the chef preparing the meal is emphasized to distinguish the Benihana style of food preparation from all other restaurant concepts.

Licensing

The Company offers licenses in markets where it considers expansion to be of benefit to the Benihana system.

Licensees bear all direct costs involved in the development, construction and operation of their restaurants. The Company provide licensees support for site selection, prototypical architectural plans, interior and exterior design and layout, training, marketing and sales techniques and opening assistance. All licensees are required to operate their restaurants in accordance with Benihana standards and specifications including menu offerings, food quality and preparation.

The current standard licensing agreements provide for payment to the Company of a non-refundable license fee of $30,000 to $50,000 per restaurant and royalties of 3% to 6% of sales.

The Company presently licenses Benihana restaurants in Las Vegas, Nevada; Beverly Hills, California; Seattle, Washington; Key West, Florida; Harrisburg; Pennsylvania; Tracy, California; Modesto, California, and Honolulu, Hawaii. License agreements have also been entered into for future Benihana restaurants opening in Bogota, Colombia, Little Rock, Arkansas and the Island of Aruba. To comply with the terms of these licenses entered into by the Company in the United States, the Company is prohibited from opening additional restaurants within certain areas (the "Licensee Zones") in which the Company's existing licensees have the exclusive right to open additional Benihana restaurants. In general, such license agreements currently provide for an initial payment to Benihana with respect to each new restaurant opened by a licensee (although in certain cases, no license fee is required) and continuing royalty payments to the licensor based upon a percentage of a licensee's gross sales from each such restaurant throughout the term of the license.

In connection with the Reorganization, BOT was granted an exclusive license to own and operate Benihana restaurants in the State of Hawaii, including the restaurant operated by BOT in Honolulu. BOT's license for Hawaii is royalty free with respect to all restaurants in Hawaii beneficially owned by Mr. Aoki.

BOT continues to own the rights to the Benihana name and trademarks outside of the United States, Central and South America and the islands of the Caribbean Sea. Except for certain obligations accrued in favor of the Company with respect to managerial services that may from time-to-time be provided by the Company, the Company has no interest in any restaurants operated by BOT.

Restaurant Expansion

The Company intends to open additional owned and licensed Benihana and Benihana Grill restaurants as specific opportunities arise and as permitted by the Company's financial resources. In evaluating prospective restaurant sites, the Company analyzes demographics (including income levels, family characteristics and other factors), local economic conditions, visibility and accessibility of the site, rate of growth, complementary businesses, traffic patterns and proximity to major thoroughfares and places of public concentration, such as shopping malls and offices. Management estimates the cost of building and equipping a restaurant to range between $550,000 and $650,000 for a Benihana Grill and $1,500,000 and $1,800,000 for standard Benihana restaurant depending on size and location. Such costs do not include the acquisition of land as the Company generally leases the real property underlying restaurant premises, although purchases of real property may be effected if favorable opportunities arise.

The development, construction and opening of any new restaurant is subject to a number of uncertainties, principal among which are (I) locating and competing for appropriate restaurant sites, (ii) obtaining leases at acceptable terms for such sites, (iii) obtaining necessary construction financing upon acceptable terms should internal cash resources be insufficient (iv) hiring and training sufficient supervisory and operating personnel, and (v) receiving liquor and food restaurant operating licenses, requisite zoning, environmental, health and similar regulatory approvals. Additionally, unforseen construction or other delays could postpone the restaurant's opening. Some of these elements are dependent upon circumstances over which the Company does not have control and, accordingly, there can be no assurance as to the time period for the Company's anticipated development of additional restaurants.

Trade Names and Service Marks

Benihana is Japanese for "red flower". The United States "Benihana" and "Benihana of Tokyo" names and "flower" logo, which Management believes to be of material importance to the Company's business, are owned by the Company and are registered in the United States Patent and Trademark Office ("Patent Office") and certain foreign countries.

Employees

At March 31, 1996, the Company employed 1,793 persons, of which 1,746 were restaurant employees and 47 were corporate personnel. Certain of the Company's corporate employees perform administrative services for BOT for which the Company is reimbursed. Most employees, except restaurant management and corporate management personnel, are paid on an hourly basis. The Company also employs some restaurant personnel on a part-time basis to provide the services necessary during the peak periods of restaurant operations. The Company believes its relation with its employees are good.

Competition

The restaurant business is highly competitive. The Company's restaurants compete directly and indirectly with a large number of national and regional restaurant operations, as well as with locally-owned restaurants of various types. Competition is based upon a number of factors including food quality, location, personnel, attractiveness of facilities, name recognition and price points of menu offerings. There are several other companies engaged in restaurant operations or franchising programs which have substantially greater financial resources and a significantly higher total sales volume than that of the Company. The restaurant industry is affected by, among other factors, general economic conditions, changing consumer tastes, concerns over health and spending habits. The Company believes that its competitive position is enhanced by offering a quality food product at an appropriate price with the unique entertainment provided by the chefs in an attractive, relaxed atmosphere.

Regulation

Each of the Company's restaurants is subject to licensing and regulation by the health, sanitation, safety standards, fire department and the alcoholic beverage control authorities in the state or municipality where it is located. Difficulties or failures in obtaining the required licensing or requisite approvals could result in delays or cancellations in the opening of new restaurants. Federal and state environmental regulations have not had a material effect on the Company's operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of new restaurants.

The Company is also subject to federal and state regulations regarding franchise offering and sales. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises, or impose substantive standards on the relationship between licensee and licensor.

The Americans with Disabilities Act, (the "Act") prohibits discrimination on the basis of disability in public accommodations and employment. The Act, which mandates accessibility standards for individuals with physical disabilities increases the cost of construction of new restaurants and of remodeling older restaurants.

The Company is also subject to the Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions. A significant portion of the Company's food service personnel are paid at rates related to federal or state minimum wages rates, and accordingly, increases in any such minimum wage will increase the Company's labor costs.

Seasonality

The Company's sales are not significantly affected by season.

Item 2.  Properties

Of the Company's 38-owned Benihana restaurants, 33 restaurant properties are leased pursuant to leases which require either a specific monthly rental amount, or a minimum rent and contingent additional rent based upon a percentage of gross sales. Leases for the free standing units require the Company to pay for real estate taxes, insurance and all repairs. Leases for the office building, shopping center and hotel locations typically require an increase in rent based on an index (such as the consumer price index) or increases in the landlord's cost.

The following table sets forth certain information concerning the Company's restaurants:


                                                                                    Renewal Options
                       Approx.      Approximate Seating            Expiration Date              Years
                      Sq. Ft. of    Dining                 Date     Exclusive of     No.Of     of Each
Benihana Location      Building     Room       Lounge     Opened      Options        Options   Option
- - -----------------     ---------     ----       ------     ------    -----------     -------    -------
2100 E. Ball Rd.         8,710      208*          67      03/17/80     03/31/05         3          5
Anaheim, CA (1)

2143 Peachtree Road      8,244      153*          65      05/10/74     12/31/02         0          0
Atlanta [I], GA (2)

229 Peachtree St. NE     6,244      126*          34      04/26/81     12/31/01         0          0
Atlanta [II], GA (1)

9205 S.W. Cascade        6,077      112           54      08/07/86     08/07/06         0          0
Beaverton, OR (1)

7315 Wisconsin Ave.      6,374      128           47      10/25/74     07/31/00         0          0
Bethesda, MD (2)

1496 Old Bayshore Hwy    8,740      160           99      02/28/78     01/31/03         4          5
Burlingame, CA (1)

5255 Marlton Pike        7,000      146*          93      02/14/78     11/30/02         2          5
Pennsauken, NJ (1)
(Cherry Hill)

166 E. Superior Street   7,288      163           85      04/06/68     02/28/13         0          0
Chicago, IL (1)

50 Tri-County Pkwy       7,669      144           91      06/03/78     06/30/03         2          5
Cincinnati, OH (1)

17877 Gale Avenue        8,000      156*          50      11/14/88     11/30/03         4          5
City of Industry, CA (1)

1989 Diamond Blvd.       8,250      144           84      02/12/80     02/28/05         4          5
Concord, CA (1)



(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)      Lease provides for fixed rent.

*        Including Sushi seating: Anaheim (48); Atlanta [II] (17); Atlanta [I]
         (11); Pennsauken (10); City of Industry (12)




                                                                                     Renewal Options
                      Approx.       Approximate Seating           Expiration Date               Years
                      Sq. Ft. of    Dining                Date      Exclusive of     No. Of    of Each
Benihana Location      Building     Room       Lounge     Opened      Options        Options    Option
- - -----------------     ---------     ----       ------     ------  ---------------    -------    ------
2074 Vallco Fashion Pk   7,937      152*          45     07/15/80      06/30/05         0         0
Cupertino, CA (1)

12700 Park Central Pl    8,007      160          115     01/15/76      07/31/00         0         0
Dallas, TX (2)

3295 S. Tamarac Drive    7,572      128           82     02/17/77      12/31/01         1         5
Denver, CO (1)

16226 Ventura Blvd.      7,790      152           64     10/06/70      03/31/00         0         0
Encino, CA (2)

276 E. Commercial Blvd.  8,965      160           70     06/05/70        N/A          Owned      N/A
Lauderdale-by-the-Sea,
FL

1318 Louisiana St.       6,938      140*          60     05/09/75      05/31/99         0         0
Houston [I], TX (2)

9707 Westheimer Rd.      7,669      144          120     11/11/77      11/30/02         2         5
Houston [II], TX (1)

8830 Keystone Crossing   8,460      144           93     02/08/79      02/29/04         2         5
Indianapolis, IN (1)

8727 So. Dixie Hwy.      8,700      138*          66     03/24/89      12/31/03         0         0
Miami, FL (2)

747 E. Butterfield Rd.   9,200      168           51     04/13/85        N/A         Owned       N/A
Lombard, IL

1510 Lake Shore Court    7,572      128           88     07/20/78      07/31/03         2         5
Louisville, KY (1)

2105 Northern Blvd.      8,252      144           88     12/15/78      08/31/03         2        10
Munsey Park, NY (1)
(Manhasset)



(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)      Lease provides for fixed rent.

*        Including Sushi seating: Cupertino (8); Houston [II] (12); Miami (16).




                                                                                        Renewal Options
                      Approx.       Approximate Seating            Expiration Date                 Years
                      Sq. Ft. of    Dining                Date      Exclusive of        No. Of    of Each
Benihana Location      Building     Room       Lounge     Opened      Options           Options   Option
- - -----------------     ---------     ----       ------     ------   ---------------      ------    ------
14160 Panay Way          4,840        96          66     03/24/72     05/14/01             0         0
Marina Del Rey, CA (1)

912 Ridgelake Blvd.      8,680       155*         78     10/16/79     10/31/04             2         5
Memphis, TN (1)

1665 NE 79 Street        8,938       206*         86     09/27/73         N/A            Owned      N/A
Miami Beach, FL

120 East 56 Street       3,859        86          24     05/15/66     12/31/04             0         0
New York, NY (2)

47 West 56 Street        7,340       112          59     06/16/73     03/31/98             0         0
New York, NY (2)

4250 Birch Street        8,275       172*         72     03/14/78     03/31/02             5         5
Newport Beach, CA (4)

1751 Hotel Park Blvd.    8,145       136*         85     10/19/88     10/18/98             2         5
Lake Buena Vista, FL
(Orlando (3) )

5489 E. Sunrise Blvd.    3,798        88           8     10/12/95     08/31/05             0         0
Citrus Heights, CA
(Sacramento)

165 SW Temple Bldg. 1    6,000       120          72     04/14/77     03/31/06             2         5
Salt Lake City, UT (1)

477 Camino Del Rio So.   7,981       165*         68     05/10/77     10/31/01             2         5
San Diego, CA (1)

1737 Post Street         7,990       140          45     12/15/80     12/31/00             0         0
San Francisco, CA (2)

1200 E. Higgins Road     8,388       160          48     07/26/92        N/A            Owned       N/A
Schaumburg, IL

840 Morris Turnpike     11,500       160*         56     10/31/76     03/31/01            0          0
Short Hills, NJ (2)

3602 SE Ocean Blvd.      8,485       160          69     02/01/77        N/A            Owned       N/A
Stuart, FL

21327 Hawthorne Blvd.    7,430       128          63     05/09/80     05/31/05            2          5
Torrance, CA (1)


(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)      Lease provides for fixed rent..
(3)      Rent is based on a percentage of sales.
(4)      Rent is fixed plus a percentage of profits.

*        Including Sushi Seating: Memphis (11); Miami Beach (28);
         Newport Beach (28); Orlando (8); San Diego (21); Short Hills (16)


The Company leases approximately 10,100 square feet of space for its general administrative offices in Miami at an annual rental of $162,692 and 8,000 square feet for a warehouse also in Miami at an annual rental of $24,154. The leases expires May 31, 1999 and October 31, 1996, respectively.

Item 3.  Legal Proceedings

There are no material legal proceedings to which the Company or any of its subsidiaries is a party other than ordinary litigation incidental to the conduct of the Company's business.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter.

                                     PART II


Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to page 27 of the Company's 1996 Annual Report to Shareholders.

Item 6.  Selected Consolidated Financial Data

The information required by this Item is incorporated herein by reference to page 2 of the Company's 1996 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated herein by reference to pages 7 through 10 of the Company's 1996 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference to pages 11 through 23 of the Company's 1996 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                     PART III


Item 10.  Directors and Executive Officers of the Company

Directors. The information appearing under the caption "Election of Directors" on pages 2 through 4 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on July 19, 1996 (the "Proxy Statement") is incorporated herein by reference.

Item 11.  Executive Compensation

The information appearing under the caption "Executive Compensation" commencing on page 7 of the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information appearing under the caption "Security Ownership of Management" on pages 7 and 8 of the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information appearing under the captions "Certain Relationships and Related Transactions" on page 11of the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.   Financial Statements:

              The following consolidated financial statements of the Company and its subsidiaries, which are set forth on pages 11 through 23 of the Company's 1996 Annual Report to Shareholders included herein as Exhibit 13, are incorporated herein by reference as part of this report.

              Consolidated  Balance  Sheets as of March  31,  1996 and March 26,
              1995.

              Statements of Income for the fifty-three weeks ended March 31, 1996, the fifty-two weeks ended March 29, 1995 and fifty-two weeks ended March 27, 1994.

              Statements of Stockholders' Equity for the fifty-three weeks ended March 31, 1996, the fifty-two weeks ended March 26, 1995 and fifty-two weeks ended March 27, 1994.

              Statements of Cash Flows for the fifty-three weeks ended March 31, 1996, the fifty-two weeks ended March 26, 1995 and the fifty-two weeks ended March 27, 1994.

              Notes to Consolidated Financial Statements.

              Report of Independent Accountants.

         2.   Financial Statement Schedules:

              Supplemental Schedule of Calculation of Earnings Per Share.

         3.   Exhibits:

              2.01 Amended and Restated Agreement and Plan of Reorganization, dated as of December 29, 1994 and amended as of March 17, 1995 among BNC, BOT, the Company and BNC Merger Corp. Incorporated by reference to Exhibit 2.01 to the Company's Registration Statement on Form S-4, Registration No. 33-88295, made effective March 23, 1995 (the "S-4").

              3.01         Certificate of Incorporation of the Company.
                           Incorporated by reference to Exhibit 3.01 to the S-4.

              3.02 By-Laws of the Company. Incorporated by reference to Exhibit 3.02 to the S-4.

              4.01 Certificate of Designation of Rights, Preferences and Terms for the Series A Convertible Preferred Stock of the Company. Incorporated by reference to Exhibit
                           4.01 to the Company's Current Report on Form 8-K dated May 15, 1995.

              4.02 Form of Certificate representing shares of the Company's Common Stock. Incorporated by reference to Exhibit 4.02 to the S-4.

              4.03 Form of Certificate representing shares of the Company's Class A Common Stock. Incorporated by reference to Exhibit 4.03 to the S-4.

              10.01 License Agreement, dated as of May 15, 1995 between BNC and BOT Inc. Incorporated by reference to
                           Exhibit 10.01 to the S-4.

              10.02 7 1/2% unsecured Promissory Note dated May 15, 1995 delivered by the Company to BOT as part of the consideration for the Transfer. Incorporated by reference to Exhibit 10.02 to the S-4.

              10.03 Employment Agreement dated May 15, 1995 between Rocky H. Aoki and the Company. Incorporated by reference to Exhibit 10.03 to the S-4.

              10.04        Employment Agreement dated May 15, 1995 between Joel
                           A. Schwartz and the Company. Incorporated by reference to Exhibit 10.04 to the S-4.

              10.05 Promissory Note made by BOT in favor of BNC dated September, 1992. Incorporated by reference to Exhibit No. 10.13 to BNC's Annual Report on
                           Form 10-K for the fiscal year ended March 28, 1993.

              10.06 BNC's 1985 Employee's Stock Option Plan. Incorporated by reference to Appendix II to BNC Proxy Statement for its Annual Meeting of Stockholders held on December 11, 1985. Incorporated by reference to
                           Exhibit 10.06 to the S-4.

              10.07 1994 Employees' Stock Option Plan Incorporated by reference to Exhibit 10.07 to the S-4.

              10.08 Directors Stock Option Plan. Incorporated by reference to Exhibit 10.08 to the S-4.

              10.09 Employment Agreement dated January 1, 1995 between Taka Yoshimoto and BNC. Incorporated by reference to
                           Exhibit 10.09 to the S-4.

              10.10 Employment Agreement dated January 1, 1995 between Michael Burris and the Company. Incorporated by reference to Exhibit 10.10 to the S-4.

              10.11 Second Amended and Restated Credit Agreement, dated as of May 1, 1995, among BNC, its Subsidiaries named as co-makers, its Subsidiaries named as guarantors, the Company, First Union National Bank of Florida, the successor in interest to the Federal Deposit Insurance Corporation, as receiver of Southeast Bank, N.A., and First Union National Bank of Florida, as Agent for the Lenders. Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended
                           March 26, 1995.

              10.12        Benihana Incentive Compensation Plan.

              11.01        Supplemental Schedule - Calculation of Earnings
                           Per Share.

              13.01 Portions of Annual Report to Stockholders for the year ended March 31, 1996.

              22.01 List of Subsidiaries. Incorporated by reference to Exhibit No. 22.01 to the S-4.

              23.01        Consent of Deloitte & Touche LLP.

(b)      Reports on Form 8-K.

         None.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 22, 1996           BENIHANA INC.

By:     /s/ Joel A. Schwartz
Joel A. Schwartz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the registrant and in the capacities indicated.

Signature                       Title                                 Date

/s/ Rocky H. Aoki            Chairman of the                       May 22, 1996
- - ------------------------     Board and Director
Rocky H. Aoki                (Principal Executive Officer)

/s/ Joel A. Schwartz         President and                         May 22, 1996
- - ------------------------     Director (Principal
Joel A. Schwartz             Executive Officer)
                             Executive Officer)

/s/ Taka Yoshimoto           Vice President -                      May 22, 1996
- - ------------------------     Operations and Director
Taka Yoshimoto

/s/ Irwin K. Chapman         Director                              May 22, 1996
- - ------------------------
Irwin K. Chapman

/s/ Robert B. Greenberg      Director                              May 22, 1996
- - ------------------------
Robert B. Greenberg

/s/ John E. Abdo             Director                              May 22, 1996
- - ------------------------
John E. Abdo

/s/ Michael R. Burris        Treasurer and Vice                    May 22, 1996
- - ------------------------     President of Finance
Michael R. Burris            (Chief Financial Officer and
                             Principal Accounting Officer)

/s/ Darwin C. Dornbush       Secretary and Director                May 22, 1996
- - ------------------------
Darwin C. Dornbush

Exhibit 10.12 - BENIHANA INCENTIVE COMPENSATION PLAN

The Benihana Incentive Compensation Plan (the "Plan) is adopted by Benihana Inc., a Delaware corporation, and its subsidiaries (the "Company").

1.       Purpose of the Plan..

         1.1 The purpose of this Plan is to improve the long-term sustainable results of operations of the Company by more fully aligning the interests of management and key employees with the shareholders of the Company. This is to be accomplished by providing financial incentive to management to produce excellent results based upon actual results by fostering teamwork and mutual cooperation and communication and by building sensitivity to costs, quality and service.

2.       Definitions.

         2.1 "Adjusted Plan Income - First Level" means, for any Fiscal Year, the amount obtained by subtracting from (x) Plan Income for such Fiscal Year, (y) an amount equal to (i) the amount allocated to the Bonus Pool pursuant to Section 4.3(a) with respect to such Fiscal Year, reduced by
         (ii) the amount by which the Company's federal income tax liability was reduced by the availability for deduction for tax purposes of the amount described in clause (I) hereof.

         2.2 Adjusted Plan Income - Second Level" means, for any Fiscal Year, the amount obtained by subtracting from (x) Plan Income for such Fiscal Year, (y) an amount equal to (i) the amount allocated to the Bonus Pool pursuant to Sections 4.3 (a) and (b) with respect to such Fiscal Year reduced by (ii) the amount by which the Company's federal income tax liability was reduced by the availability for deduction for tax purposes of the amount described in clause (i) hereof.

         2.3 "Adjusted Plan Income - Third Level" means, for any Fiscal Year, the amount obtained by subtracting from (x) Plan Income for such Fiscal Year, (y) an amount equal to (i) the amount allocated to the Bonus Pool pursuant to Sections 4.3(a), (b) and (c) with repect to such Fiscal Year reduced by (ii) the amount by which the Company's federal income tax liability was reduced by the availability for deduction for tax purposes of the amount described in clause (i) hereof.

         2.4 "Bonus Pool" means the sum computed in accordance with Section 4.1 hereof, available for payment of bonuses hereunder to Participants in any Fiscal Year.

         2.5 Board of Directors" means the Board of Directors of Benihana Inc.

         2.6 "Cause" means the Participant, in the reasonable judgment of the Board of Directors, (i) materially breaches any of his agreements, duties or obligations under any employment agreement he or she may have with the Company and has not cured such breach or commenced in good faith to correct such breach within thirty (30) days after notice; (ii) fails to carry out a lawful directive of the Board of Directors or of senior management of the Company; (iii) embezzles or converts to his own use any funds of the Company or any client or customer of the Company; (iv) converts to his own use or unreasonably destroys, intentionally, any property of the Company, without the Company's consent (v) is convicted of a felony; (vi) is adjudicated an incompetent; (vii) is habitually intoxicated or is diagnosed by an independent medical doctor to be addicted to a controlled substance, or
         (viii) behaves in a manner which, with intent to do so, materially impairs the Company's relations with its customers or others in its industry or otherwise disparages the reputation of the Company.

         2.7 "Committee" means the Compensation Committee of the Board of Directors, appointed by the Board of Directors, to administer the Plan. The initial Committee consists of John E. Abdo, Darwin C. Dornbush and Robert Greenberg.

         2.8 "Company" means Benihana Inc. and its subsidiaries.

         2.9 "Eligible Salary" means, for each Participant in any Fiscal Year, the amount of compensation paid to such Participant during such Fiscal Year as shown of the Company's payroll records for such Participant, reduced by (a) 40% of the maximum amount of compensation which is generally subject to FICA withholding, and (b) the amount of any such compensation attributable to awards under this Plan; but in no case shall such eligible salary be reduced below zero.

         2.10 "Executive Employees" means the Chairman of the Board, the President and all Vice Presidents of Benihana Inc.

         2.11 "Fiscal Year" means the fiscal year of the Company.

         2.12 "Improved  Performance  Rate" means the three levels of ROE which
         are  the  threshold  for  increased   percentages  in  the  Bonus  Pool
         determined pursuant to Section 4.2 hereof.

         2.13 "Improved Performance Rate Income" means, for any level in any Fiscal Year, the amount of Net Income for such Fiscal Year which is the product of multiplying (a) the ROE which is the Improved Performance Rate for such level for such Fiscal Year, times (b) Stockholders Equity for such Fiscal Year.

         2.14 "Managerial Employees" means employees of Benihana Inc. who have the titles "Director" or "Controller".

         2.15 "Net Income" means for any Fiscal Year the amount of the item "Net Income" in the Company's audited Consolidated Statements of Operations for such Fiscal Year.

         2.16 "Participants" mean persons who are officers, and employees of the Company eligible to participate in the Plan pursuant to the provision of Section 3.1.

         2.17 "Plan" means the Benihana Incentive Compensation Plan.

         2.18 "Plan Income" means, for each Fiscal Year, the Net Income for such Fiscal Year increased by the amount, if any, of expenses (net of applicable state and federal income tax effect) charged against such Net Income for bonuses under this Plan with respect to such Fiscal Year.

         2.19 "President" means the President of Benihana Inc.

         2.20 "ROE" means the Return on Equity for each Fiscal Year, computed as a ratio expressed as a percentage for such Fiscal Year by dividing the amount of Net Income for such Fiscal Year by Stockholders Equity.

         2.21 "Savings Plan" means the Benihana Inc. Executive Retirement Savings Plan.

         2.22 "Staff and Administrative Employees" means employees of the Company at its executive offices who are not Executive Employees or Managerial Employees.

         2.23 "Stock" means the Class A Common Stock of Benihana Inc., par value $.10 per share.

         2.24 "Stockholders Equity" means, for any Fiscal Year the amount stated at the start of such Fiscal Year in the line item "Total stockholders equity" on the Company's audited Consolidated Balance Sheets.

         2.25 "Target Income" means, for any Fiscal Year, the amount of Net Income for such Fiscal Year which is the Product of multiplying (a) the Target Rate of ROE for such Fiscal Year, times (b) Stockholders Equity for such Fiscal Year.

         2.26 "Target Rate" means the minimum ROE above which bonuses may be awarded hereunder determined pursuant to Section 4.1 hereof.

         2.27 "Term" means the Term of the Plan computed in accordance with
         Article 11.

         2.28 "Termination" means the termination of employment with the Company. For purposes of this definition, employees receiving short-term disability shall not be deemed to have suffered a Termination; employees receiving long-term disability and employees to whom salary is continued only as part of a severance arrangement shall be deemed to have suffered a Termination.

3.       Eligible Participants.

         3.1 The persons eligible to be Participants in the Plan shall be the Executive Employees, the Managerial Employees and the Staff and Administrative Employees employed at the executive offices of the Company located, at the date of adoption of the Plan, at 8685 Northwest 53rd Terrace, Miami, Florida 33166.

         3.2 No person shall be a Participant in the Plan with respect to any Fiscal Year unless such person is employed by the Company as an Executive Employee, a Managerial Employee or a Staff and Administrative Employee on the day which is 180 days from the end of such Fiscal Year and who shall not have suffered a Termination prior to the time bonuses under the Plan are awarded with respect to such Fiscal Year.

4.       Calculation of Bonus Pool; Allocation into Sub-Pools.

         4.1 Prior to the start of each Fiscal Year after Fiscal Year 1996 and for the Term of the Plan, the Committee shall determine a ROE to be the Target Rate for such Fiscal Year based on a review of the rate of return on equity of comparable publicly traded restaurant companies. The determination of which other restaurant companies are to be considered comparable is in the sole discretion of the Committee. The Target Rate shall be 15% for Fiscal Year 1996.

         4.2 Prior to the start of each Fiscal Year after Fiscal Year 1996 and for the Term of this Plan, the Committee shall determine ROE's to constitute three Improved Performance Rates (to be denoted "Improved Performance Rate - First Level", "Improved Performance Rate - Second Level" and "Improved Performance Rate - Third Level") as higher levels of excellence of operating results may be achieved. In no event shall the Improved Performance Rate - First Level be less than five (5) percentage points in excess of the ROE for the Target Rate, and the increments between ROE's for the three levels of Improved Performance Rate shall also be not less than five (5) percentage points. The ROE for the Improved Performance Rates for Fiscal Year 1996 shall be as follows:

                           First Level      20%
                           Second Level     25%
                           Third Level      30%

         4.3 As soon as practicable after the end of each Fiscal Year during the Term of the Plan, the Company's Chief Financial Officer shall compute the amount of the Bonus Pool, which shall be as follows:

                  (a) 20% of the amount, if any, by which the Plan Income for such Fiscal Year exceeds the Target Income for such Fiscal Year; plus

                  (b) 40% of the amount, if any, by which the Adjusted Plan Income - First Level for such Fiscal Year exceeds the Improved Performance Rate Income - First Level for such Fiscal Year; plus

                  (c) 60% of the amount, if any, by which the Adjusted Plan Income - Second Level for such Fiscal Year exceeds the Improved Performance Rate Income - Second Level, for such Fiscal Year; plus

                  (d) 75% of the amount, if any, by which the Adjusted Plan Income - Third Level for such Fiscal Year exceeds the Improved Performance Rate - Third Level for such Fiscal year.

         4.4 Promptly after determination of the Bonus Pool for each Fiscal Year, the Chief Financial Officer of the Company shall allocate the Bonus Pool into three sub-pools denoted the "Executive Employee Sub-Pool" for participation by Executive Employees, the "Managerial Employee Sub-Pool" for participation by Managerial Employees and the " Staff and Administrative Employee Sub-Pool" for participation by the
         Staff and Administrative Employees. Such allocation shall be made on the basis that each Sub-Pool shall be the same percentage of the Bonus Pool as the aggregate Eligible Salaries of the Participants participating in that sub-pool is to the aggregate Eligible Salaries of all Participants.

5.       Allocation of Bonuses to Participants.

         5.1 The Committee, in its sole discretion, shall determine the portion of the Executive Employee Sub- Pool which is to be allocated to the
         Chairman and the President. The remaining amount allocated to the Executive Employee Sub-Pool shall be allocated among the other Executive Employees by the President in his sole discretion.

         5.2 The amount allocated to the Managerial Employee Sub-Pool and the Staff and Administrative Sub- Pool shall be allocated among the departments in which Participants are employed by the President in his sole discretion. The amounts of each Sub-Pool allocated to each department shall be allocated (subject to the approval of the President) among the Managerial Employees and the Administrative and Staff Employees, respectively, in such department by the Vice President responsible for such department in his or her discretion.

         5.3 The allocation to Participants contemplated by this Article 5 shall be made on the basis of the contributions of the various Participants to the long-term success and profitability of the Company considering the duties and responsibilities of their positions, as well as on the contributions of each to the results of the subject Fiscal Year.

         5.4 Prior to the allocation pursuant to this Article 5, nothing in this Plan, including the existence of funds in the Bonus Pool or any Sub-Pool, shall give any Participant the right to receive any bonus under this Plan.

         5.5 In no event shall the amount of the bonus allocated to any Participant pursuant to this Article 5 with respect to any Fiscal Year exceed 50% of such Participant's Eligible Salary for such Fiscal Year. In the event that, because of the limitation contained in this Section 5.5, the entire amount in any Sub-Pool cannot be allocated to Participants in that Sub-Pool in any Fiscal Year, the amount in that Sub-Pool and in the Bonus Pool for such Fiscal Year shall be reduced by the amount which could not be so allocated.

6.       Vesting of Awards.

         6.1 All awards in amounts of One Thousand $1,000) Dollars or less shall be immediately due and payable by the Company to the Participant to whom awarded.

         6.2 All awards in each Fiscal Year in excess of One Thousand ($1,000) Dollars shall vest in accordance with the following schedule:

                  (a)      One-third of such award shall be immediately payable,

                  (b) One-third of such award shall vest and be payable on the last business day of the Fiscal Year following the Fiscal Year with respect to which such award was made, and

                  (c) The balance of such award shall vest and be payable on the last business day of the second First Year following the Fiscal Year with respect to which such award was made.

         6.3 Notwithstanding the provisions of Section 6.2 in the event that any Participant shall suffer a Termination (i) by the Company for Cause or
         (ii) by reason of such Participant's resignation (other than at or after such Participant's 65th birthday), all awards under this Plan made to such Participant which have not vested on the date of such Termination shall be forfeited. No awards so forfeited shall be reallocated or re- awarded to other Participants. In the event that any Participant shall suffer a Termination (i) on accouant of such
         Participant's death or disability or (ii) at or after such Participant's 65th birthday, all awards under this Plan made to such Participant which have not vested on the date of such Termination shall be deemed immediately vested and payable to such Participant or such Participant's legal representative.

7.       Payment Options.

         7.1 All Participants may elect to receive their awards under this Plan either in a lump sum cash payment (subject to the vesting requirements of Article 6 hereof) or by the purchase of Stock pursuant to Section
         7.2. Participants who are eligible to participate in the Savings Plan shall have the additional option of electing to defer payment of any vested awards under this Plan pursuant to the provisions of the Savings Plan.

         7.2 Any Participant receiving an award under this Plan may elect to receive all or a portion of the vested portion of such award in Stock valued at eighty-five (85%) percent of the numerical averages of the closing prices of the Stock (as such price is quoted in The Wall Street Journal) for the last seven (7) days on which the Stock was traded prior to the day on which the awards of bonuses under the Plan are announced.

         Such election shall be made by completing, signing and returning to the Company a form to such effect to be supplied annually by the Company within ten (10) business days of the announcement of the awards under this Plan (which time may be extended at the option of the Committee in cases of hardship). The Company may satisfy its obligation to deliver Stock under this Section 7.2 with newly issued or treasury Stock, or with Stock purchased for such purpose. No elections to receive Stock under this Section 7.2 shall be effective or binding on the Company unless there is an effective Registration Statement on Form S-8 (or other applicable form) relating to the sale of the Stock hereunder filed with the U.S. Securities and Exchange Commission.

         In the event that the Company shall have adopted a Qualified Employee Stock Purchase Plan to the extent permitted by such Plan, a Participant may elect to have all or a portion of any award hereunder adjusted for the 15% discount contemplated by this Section 7.2 contributed to such plan. It is contemplated that such 15% discount would be in lieu of, and not in addition to, any discount which may be available under plan.

         Certificates  representing  the  shares of Stock  purchased  under this
         Section 7.2 will be delivered to the respective Participants as, if and when the awards hereunder with respect to which such purchases are being made vest pursuant to the provisions of Section 6.2. Prior to such vesting, the Participant shall have no right as a stockholder with respect to such shares of Stock. The amount of all Stock purchases hereunder which have not vested shall be equitably adjusted to reflect any split, reverse split, stock dividend or other change in the amount or nature of the Company's Stock outstanding.

         7.3 Any other provision of this Article 7 to the contrary notwithstanding, the Committee shall, at the time of the award of any Bonuses under this Plan, have the option, in its sole discretion, to require that a portion or all of any Bonus be taken as deferred payments (deferred for such period as the Committee may determine) or by purchase of Stock pursuant to Section 7.2 if the Committee deems such action necessary or advisable because of the Company's cash flow requirements.

8.       Interpretations.

         All decisions and interpretations made by the Board of Directors or the Committee with regard to any question arising under the Plans shall be binding and conclusive on the Company and the Participants.

9.       No Right of Employment.

         No Participant shall have any right of continued employment with the Company by virtue of his or her participation in the Plan. No employee of the Company shall have any right to participate in the Plan except as stated herein.

10.      No Alienation.

         No Participant in the Plan shall have any right to pledge, assign or otherwise alienate his right to receive any payments from or under the Plan except pursuant to an order of a court of competent jurisdiction.

11.      Term of Plan.

         The Plan shall commence with respect to the Fiscal Year ending March 31, 1996 and will terminate (but for the vesting provisions of Article 6 and for any payments which have been deferred pursuant to Section 7.3) after awards have been made with respect to the Fiscal Year ending in 2005.

12.      Amendment.

         The Board of Directors shall have the right to amend the Plan at any time or from time to time except that no such amendment shall adversely effect the right of any Participant to receive payments under the Plan with respect to any Fiscal Year completed prior to such amendment.

13.      Choice of Law.

         This Plan, and all rights hereunder, shall be governed by the laws of the State of Florida.

14.      Tax Withholding.

         All payments to be made to Participant under this Plan shall be subject to all required withholding of federal, state and local taxes. In the event a Participant elects to purchase Stock pursuant to Section 7.2, the Company will make all such required withholdings with respect thereto either (i) from awards hereunder elected in cash, or (ii) from the Participants salary, or the Company may require that the Participant deposit the amount of required withholding as a condition to his or her receipt of such Stock.



Exhibit 11.01
                                                BENIHANA INC.
                                      CALCULATION OF EARNINGS PER SHARE

                                                                              YEAR ENDED
                                                                1996             1995             1994
                                                                ----             ----             ----
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                            5,821,191        5,732,151        5,732,050

(COMMON & CLASS A) COMMON STOCK
ISSUED TO BOT IN CONNECTION WITH
THE REORGANIZATION                                                                76,905           76,905

DILUTIVE EFFECT OF WARRANTS
OUTSTANDING (1)                                                 118,629           24,732

DILUTIVE EFFECT OF STOCK OPTIONS
OUTSTANDING USED IN CALCULATION
OF EARNINGS PER SHARE                                            62,884           32,679
                                                            -----------      -----------      -----------
                                                              6,002,704        5,866,467        5,808,955
                                                            ===========      ===========      ===========

NET INCOME                                                   $4,410,000       $2,751,000       $2,039,000
PRO FORMA EFFECT OF DIVIDEND ON
PREFERRED STOCK ISSUED IN
CONNECTION WITH THE REORGANIZATION                             (120,000)        (120,000)        (120,000)

PRO FORMA INTEREST ON DEBT INCURRED
TO FINANCE ACQUISITION OF BOT
RESTAURANTS                                                     (36,250)        (261,000)        (261,000)

PRO FORMA INTEREST ON DEBT ISSUED
TO BOT TO FINANCE ACQUISITION OF BOT
RESTAURANTS                                                      (6,806)         (49,000)         (49,000)

INCOME TAX EFFECT ON INTEREST ON
ACQUISITION DEBT INDEBTEDNESS                                    17,222          124,000          124,000
                                                            -----------      -----------     ------------

PRO FORMA NET INCOME                                         $4,264,166       $2,445,000       $1,733,000
                                                            ===========      ===========     ============

EARNINGS PER SHARE                                              $   .71             $.42             $.30
                                                                =======             ====             ====



(1) Antidilutive in 1994

Exhibit 13.01 -  SELECTED FINANCIAL DATA

The following table sets forth selected financial data with respect to the Company. This table should be read in conjunction with the consolidated financial statements, including the notes thereto, which are included elsewhere in this annual report. The table reflects the number of restaurants in operation during all or part of the indicated years. The fiscal year ended March 31, 1996 consists of 53 weeks and all other fiscal years presented consist of 52 weeks.

The financial data in the following table is qualified in its entirety by, and should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analyses of Financial Condition and Results of Operations."



                                                              Years Ended
                                                              -----------
                                    March 31,    March 26,      March 27,       March 28,      March 29,
                                      1996         1995           1994            1993           1992
                                    --------     --------       --------        --------       --------
                                                                                              (Unaudited)
                                  (All dollar amounts in thousands, except for per share amounts)
INCOME STATEMENT DATA:
Restaurant sales                    $81,094      $72,772        $69,315         $64,939        $63,024
Other Income                            512          492            451             459            618
Cost of sales and restaurant
    expenses                         69,804       64,764         62,354          59,423         57,744
General and administrative
    expenses                          4,801        4,841          4,167           3,943          4,127
Interest expense, net                 1,226        1,140          1,202           1,284          1,427
Provision for closed units                                          427
Income tax provision (benefit)        1,365         (232)          (423)            (80)            31
Income from continuing
   operations                         4,410        2,751          2,039             828            313
Cumulative effect of a change
    in accounting principle                                                                        353
Net income                            4,410        2,751          2,039             828            666
Proforma net income available
   for common shareholders            4,264        2,445          1,733             522            360
Proforma net income per
   common share (1)                    $.71         $.42           $.30            $.09           $.06



BALANCE SHEET DATA:                                                             (Unaudited)    (Unaudited)

Current assets                      $ 7,727      $ 5,111        $ 4,644         $ 4,607        $ 3,967
Total assets                        $36,257      $33,722        $34,220         $35,187        $35,191
Long-term debt and obligations
    under capital leases            $10,904      $12,883        $10,657         $12,697        $13,942
Current liabilities                 $ 8,027      $ 8,634        $ 8,764         $ 9,768        $ 9,268
Stockholders' equity                $17,326      $12,205        $14,799         $12,722        $11,943



(1) The pro forma net income per common share was computed using the weighted average shares and common stock equivalents outstanding in each year. The amounts of preferred dividends and interest expense that would have been incurred as a result of the acquisition of the BOT Restaurants have been factored in the calculation of proforma net income per common share for all periods that are presented prior to the acquisition. (See Note 2 to the consolidated financial statements).


Overview

The Company achieved record earnings during 1996. Income before income taxes increased 129.3% to $5,775,000 as compared to $2,519,000 in 1995 and $1,616,000 in 1994. After tax income increased 60.3% to $4,410,000 as compared to $2,751,000 in 1995 and $2,039,000 in 1994. Net income as a percentage of sales was 5.4%, 3.8% and 2.9% in fiscal 1996, 1995 and 1994, respectively. Total sales increased 11.4%.

At March 31, 1996 there were 38 owned and eight franchised Benihana restaurants. One new owned restaurant near Sacramento, California and one franchised restaurant opened in Modesto, California during fiscal 1996.

The Company's financial statements and the discussion and data presented below reflect the Reorganization pursuant to which the Company acquired 17 restaurants, four license agreements and the U.S. trademarks of Benihana of Tokyo, Inc. (BOT) and include the financial condition and results of operations of Benihana National Corp. which was merged into a subsidiary of the Company through a share-for-share exchange of common stock. The Reorganization was accounted for in a manner similar to that of a pooling of interests. Under the pooling of interests method, assets, liabilities and equity are carried over based upon their historical book values and operating results are included for each of the entire fiscal years presented. Additionally, proforma effect to per share earnings was given for all periods prior to the Reorganization to the incremental amounts of interest on additional indebtedness and dividends on the preferred stock that was issued to effect the Reorganization.

The Company's revenues consist of sales of food and beverages sold in each of the owned restaurants and licensing fees received from licensees. Cost of restaurant food and beverage sold represents the direct cost of the ingredients for the prepared food and beverages sold. Restaurant expenses consist of direct and indirect labor, occupancy costs, advertising and other costs that are directly attributed to each restaurant location.

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation and restaurant patronage. Revenues are also dependent on the average check amount and expenses are additionally dependent upon the costs of food and beverages sold, average wage rates, marketing costs and the costs of interest and administering restaurant operations.

Revenues

The amounts of sales and the changes in amount and percentage change in amount of sales from the previous fiscal year are shown in the following tables:

                                                                       YEAR ENDED MARCH
                                                                       ----------------
                                                               1996         1995         1994
                                                              -------      -------      -------
Net restaurant sales                                          $81,094      $72,772      $69,315
Other income                                                      512          492          451
                                                              -------      -------      -------

                                                              $81,606      $73,264      $69,766
                                                              =======      =======      =======



                                                                        YEAR ENDED MARCH
                                                                        ----------------
                                                               1996         1995         1994
                                                              ------       -------      -------
Amount of change from the previous year                       $8,342       $ 3,498      $ 4,368

Percentage change from the previous year                        11.4%          5.0%         6.7%

Average sales per restaurant                                  $2,118       $ 1,966      $ 1,836

Percentage growth in comparable sales per restaurant             7.7%          7.1%         5.3%

Year ended March 31, 1996 compared to March 26, 1995 -- Total restaurant sales increased $8,322,000 over fiscal 1995. Fiscal 1996 consisted of 53 weeks and fiscal 1995 consisted of 52 weeks. The additional week represented $1,667,000 of the increase. Comparable unit sales excluding the additional week, increased 7.7% during the year from fiscal 1995. Comparable unit sales increased as a result of a number of factors: sushi was introduced at seven restaurants during the year which resulted in $610,000 of incremental sales, restaurants have increased their hours of operation to offer weekend lunch as well as offering Sunday brunch, and a program to improve upon the physical attractiveness of the restaurants was accelerated during the year. One additional restaurant, the Benihana Grill near Sacramento, California, opened in October 1995 and represents $450,000 of the increase in sales. Finally, a continuing consumer trend in dining towards the $15 to $30 per check price range has benefited the market in which the Company operates. Menu price increases had little impact on the increase in revenues as weighted average increases were less than 1 1/2%.

Year ended March 26, 1995 compared to March 27, 1994 -- Restaurant revenues continued to increase in fiscal 1995 from fiscal 1994 despite fiscal 1994's revenues including sales of $750,000 from one unit that was closed during 1994's third quarter. The increase in sales results from increases in the amount of comparable per unit sales which in 1995 was 7.1% greater than fiscal 1994. The increase in comparable per unit sales results from increased patronage over fiscal 1994. Management attributes the increased patronage to increased effectiveness of its advertising programs and also several of the restaurants began serving lunch during weekends as well as offering and Sunday brunch, increasing the total number of customers, but with a lower average check size than dinner.

Costs and Expenses

Costs of restaurant sales, which are generally variable with sales, directly increased with changes in revenues for each of the fiscal years. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous fiscal year.

                                                                        YEAR ENDED MARCH
                                                                1996         1995         1994
                                                                ----         ----         ----
COST AS PERCENTAGE OF RESTAURANT SALES:
Cost of restaurant food and beverage sales                        26.1%         28.5%        27.4%
Restaurant expenses                                               60.0%         60.5%        62.5%
General and administrative expenses                                5.9%          6.7%         6.0%

CHANGES FROM PREVIOUS YEAR
Amounts (in thousands):
Cost of restaurant food and beverage sales                     $   384       $1,744       $   774
Restaurant expenses                                            $ 4,656       $  666       $ 2,157
General and administrative expenses                            $(   40)      $  674       $   224

Percentages:
Cost of restaurant food and beverage sales                          .2%         9.2%          4.2%
Restaurant expenses                                               10.6%         1.5%          5.2%
General and administrative expenses                             (   .1%)       16.2%          5.7%


Year ended March 31, 1996 compared to March 26, 1995 -- The cost of food and beverage sales increased in total amount as a result of increased sales but was reduced as a percentage of sales as a result of lower overall commodity costs of seafood and other factors. Long-term contracts have been entered into with producers to purchase lobster that effectively lock in lower prices for 22 of the Company's restaurants where such arrangements are feasible. Additionally, the Company obtained more favorable pricing from several vendors for other food products and services at several of the 17 restaurants that were purchased from BOT. Restaurant operating costs increased in dollar amount and as a percentage of sales. Restaurant labor expense and related benefits costs increased by $2,767,000 as a result of the increased sales, increased operating hours at several restaurants and service improvements that were made in some of the primary markets. Advertising and promotional costs increased by $606,000 as a result of additional television and print advertising. Maintenance and repairs expense increased $214,000 resulting from additional spending to improve the appearance at several of the restaurants. Other restaurant expenses increased resulting from increased operating hours and certain expenses that are variable to sales.

Interest expense increased by $86,000 during the year because of the additional borrowings made to acquire the BOT Restaurant properties. Despite the increase in debt, interest expense has not risen significantly due to the Company's successful effort in reducing its interest rate as part of the consolidation of its bank indebtedness.

Certain significant infrequently occurring expenses included in general and administrative expenses were incurred in the previous year where no such expenses were incurred during fiscal 1996. In the fourth quarter of fiscal 1995, the Company wrote off $659,000 of barter exchange credits and $125,000 of deferred financing costs.

Year ended March 26, 1995 compared to March 27, 1994 -- The cost of food and beverage sales increased in total amount as a result of increased sales and also increased as a percentage of sales resulting from a higher level of commodity costs of seafood from fiscal 1994. Restaurant expenses increased in absolute amount but decreased as a percentage of sales principally as a result of improved control over labor costs. Marketing and other controllable costs decreased in amount and as a percentage of sales from fiscal 1994. Included in general and administrative costs in fiscal 1995 is a write down of the amount of barter exchange credits of approximately $659,000. The write down was a result of management's evaluation of the Company's long range marketing strategy, and management had concluded that these credits had no future value to the Company. Interest costs decreased largely as a result of repayments made under the Company's bank term loans and capital lease obligations. Interest costs are expected to increase in the fiscal year ending 1996 as a result of new borrowings to complete the Reorganization.

Income Taxes

The Company has had significant amounts of net operating loss carryforward that resulted in tax assets. The amounts of these tax assets relating to net operating loss carryforwards were $99,000, $2,488,000 and $3,088,000 in 1996, 1995 and 1994, respectively. Other tax assets resulted from income tax credits and certain temporary differences. Valuation allowances were established to reduce the tax assets when, in management's judgment that it was more likely than not that such assets would not be realized. The amounts of valuation allowance were $790,000 and $1,300,000, respectively at the end of fiscal 1995 and 1994. Reductions in the valuation allowances were made when realization of the tax assets became probable as the Company's profitability improved. As a result, benefits for federal income taxes of $407,000 and $582,000 were recorded in fiscal 1995 and 1994. The effective federal tax rate was 17% in fiscal 1996 and is less than the statutory rate of 34% principally because of the reduction of the valuation allowance that was required. Additionally, a tax credit for FICA taxes paid on reported employee tip income was $436,000 in 1996 and $290,000 in 1995.

Liquidity and Capital Resources

The Company does not require significant amounts of inventory or receivables. Therefore, the Company, as is typical with many restaurant companies, does not have to provide financing for such amounts and operates with a minimum amount of working capital. The following table presents a summary of the Company's cash flow for fiscal 1996.


              Net cash provided by operating activities                $ 7,395
              Net cash used in investing activities                     (2,186)
              Net cash used in financing activities                     (2,341)
                                                                       -------

                                                                       $ 2,868


The Company's working capital increased by $3,223,000 for the year ended March 31, 1996 as a result of cash provided by operations and by refinancing bank indebtedness, which was partially offset by the cash used in acquiring the BOT Restaurants in the Reorganization.

Capital expenditures increased to $2,156,000 compared to $1,264,000 in fiscal 1995 and $782,000 in fiscal 1994. The new Benihana Grill restaurant near Sacramento represents approximately $550,000 of the increase. Capital spending has been accelerated to improve the appearance of the restaurants, to update restaurant equipment and to build sushi bars in certain restaurants. All capital improvements were funded from operating cash flow.

The Company financed the aggregate purchase price of the BOT Restaurants acquired in the Reorganization of $6,150,000 by issuing 76,905 shares of common stock; 2,000 shares of preferred stock with an aggregate $2,000,000 liquidation preference; a note payable to BOT in the amount of $650,000; and $3,000,000 in cash. The cash portion was financed by consolidating BNC's previously existing bank term loans and increasing the amount borrowed. Although the amount borrowed under the term loan agreement has increased, periodic principal payment requirements have decreased by approximately $800,000 annually. Principal payments under the bank loans are approximately $69,000 monthly with a final payment of approximately $1,870,000 due in May 2002.

Interest under the term loan accrues at either prime plus a margin from .75% to 1.75% or LIBOR plus a margin from 2.25% to 3.25%. The interest rate margin depends upon the leverage ratio (liabilities divided by tangible net worth). In fiscal 1996, the Company entered into a seven year interest rate swap agreement involving the exchange of floating rate interest payment obligations for fixed rate interest payment obligations. The original notional amount of this interest rate swap agreement was $8,900,000 and is reduced by approximately $74,000 monthly until May 2002 when the balance under the agreement expires.

The Company has no material commitments for future capital improvements but the Company expects that it will continue to make expenditures to improve the appearance and efficiency of its restaurants. The Company presently intends on opening additional locations during fiscal 1997 when suitable restaurant sites become available. Management believes that it has sufficient cash resources from operating cash flows to provide for the construction and opening costs without utilizing the above additional borrowing availability.

Operating cash flow for the fiscal years ended 1996, 1995 and 1994 was $7,395,000, $5,840,000 and $2,846,000, respectively. The principal use of this cash was to repay long term debt and capital lease obligations and expenditures for property and equipment.

Prior to the Reorganization, operating cash flows or deficits of the individual restaurant properties acquired from BOT were distributed to or advanced from the then owner, BOT. Such amounts are reflected in the statements of cash flows as a "net cash distributed to or advanced from BOT." These distributions will not recur; however, the Company will be making payments to BOT under the terms of the preferred stock and promissory note issued to BOT as a part of the Reorganization.

New Accounting Standards

In October 1995, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", effective for transactions entered into in fiscal years beginning after December 15, 1995. As permitted by SFAS No. 123, Benihana expects to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and include the necessary disclosures in its 1997 financial statements. In March 1995, FASB issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of". In 1996, the Company adopted SFAS No. 121. The Company has evaluated its net investment in restaurant properties in relation to the estimated future cash flows expected to be generated from revenue productive assets to determine if an impairment of value exists. The Company has determined that no write down was necessary during fiscal 1996 based upon such evaluation.



BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

     All dollar amounts in thousands, except per share amounts
Year ended:                                                            March 31,      March 26,      March 27,
                                                                         1996           1995            1994
- - -------------------------------------------------------------------------------------------------------------------
Revenues

Net restaurant sales                                                     $81,094        $72,772         $69,315
Other income                                                                 512            492             451
- - -------------------------------------------------------------------------------------------------------------------

Total revenues                                                            81,606         73,264          69,766
- - -------------------------------------------------------------------------------------------------------------------

Costs and Expenses

Cost of restaurant food and beverage sales                                21,128         20,744          19,000
Restaurant expenses (Note 14)                                             48,676         44,020          43,354
General and administrative expenses                                        4,801          4,841           4,167
Interest expense                                                           1,226          1,140           1,202
Loss on disposition of a restaurant                                                                         427
- - -------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                  75,831         70,745          68,150
- - -------------------------------------------------------------------------------------------------------------------


Income from operations before income taxes                                 5,775          2,519           1,616
Income tax provision (benefit) (Note 11)                                   1,365           (232)           (423)
- - -------------------------------------------------------------------------------------------------------------------


Net Income                                                               $ 4,410      $   2,751       $   2,039
- - -------------------------------------------------------------------------------------------------------------------


Pro Forma Net Income Per Common Share                                    $   .71      $     .42       $     .30
- - -------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.


BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

      All dollar amounts in thousands, except per share amounts
                                                                                    March 31,        March 26,
                                                                                      1996             1995
- - -------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                                      $ 4,722         $  1,854
     Receivables (net of allowance for doubtful accounts of $57 in 1996 and $54 in 1995, respectively (Notes 10, 12)
         Trade                                                                          155              269
         Affiliates                                                                      91               80
         Other                                                                            6               52
- - -------------------------------------------------------------------------------------------------------------------

     Total receivables                                                                  252              401
     Inventories (Notes 4, 10)                                                        1,833            1,559
     Prepaid expenses (Note 5)                                                          920            1,297
- - -------------------------------------------------------------------------------------------------------------------

Total current assets                                                                  7,727            5,111

Property and equipment, net (Notes 6, 9, 10)                                         24,915           25,071
Due from affiliates, long term (Note 12)                                                232              265
Deferred income taxes, net (Note 11)                                                  1,577            1,383
Other assets (Note 7)                                                                 1,806            1,892
- - -------------------------------------------------------------------------------------------------------------------


                                                                                    $36,257          $33,722
- - -------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable and accrued expenses (Note 8)                                 $ 6,539          $ 6,951
     Current maturities of long-term debt and
         obligations under capital leases (Notes 9, 10)                               1,488            1,683
- - -------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                             8,027            8,634

Long-term debt (Note 10)                                                              6,104            8,007
Due to Affiliates - long term (Note 10)                                                 439
Obligations under capital leases (Note 9)                                             4,361            4,876

Stockholders' Equity (Notes 10, 13):
     Preferred stock - $1.00 par value; authorized - 5,000,000
       shares, issued and outstanding - 2,000 shares, respectively                        2                2
     Common stock - $.10 par value; convertible into Class A
       Common, authorized - 12,000,000 shares, issued and
       outstanding - 3,516,066 and 3,492,916 shares, respectively                       352              349
     Class A Common stock - $.10 par value; authorized -
       20,000,000 shares, issued and outstanding -
       2,316,300 shares, respectively                                                   232              232
     Additional paid-in capital                                                      14,285           13,337
     Retained earnings (accumulated deficit)                                          2,455           (1,715)
- - -------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                           17,326           12,205
- - -------------------------------------------------------------------------------------------------------------------


                                                                                    $36,257          $33,722
- - -------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                         27

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     All dollar amounts in thousands, except share information

                                                                                                          Retained
                                                                              Class A     Additional      Earnings
                                                    Preferred    Common       Common        Paid-in     (Accumulated
                                                     Stock        Stock        Stock        Capital        Deficit)
- - -------------------------------------------------------------------------------------------------------------------

Balance, March 28, 1993,                            $            $       349  $       232   $17,699         $(5,560)
     Issuance of common stock for
         incentive compensation                                                                   1
     Net income                                                                                               2,039
     Funds received from BOT                                                                                     37
- - -------------------------------------------------------------------------------------------------------------------

Balance, March 27, 1994                                    2             349          232    17,700          (3,484)
     Cash paid and liabilities incurred for the
          acquisition of the BOT Restaurants (Note2)                                         (4,363)
     Net income                                                                                               2,751
     Funds distributed to BOT                                                                                  (982)
- - -------------------------------------------------------------------------------------------------------------------


Balance, March 26, 1995                                    2             349          232    13,337          (1,715)
     Issuance of 22,700 shares of stock under
         exercise of options                                               3                     73
     Issuance of 450 shares of common stock
         for incentive compensation                                                               5
     Tax benefit resulting from difference
         between book and tax bases of assets
         acquired from BOT (Note 2)                                                             870
     Preferred stock dividend                                                                                  (105)
     Net income                                                                                               4,410
     Funds distributed to BOT                                                                                  (135)
- - -------------------------------------------------------------------------------------------------------------------


Balance, March 31, 1996                                    2             352         232     14,285           2,455
- - -------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.




BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

     All dollar amounts in thousands
                                                                       March 31,      March 26,      March 27,
                                                                         1996           1995            1994
- - -------------------------------------------------------------------------------------------------------------------
Operating Activities:

Net income                                                               $4,410         $2,751          $2,039
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                        2,416          2,136           2,352
     Issuance of common stock for incentive compensation                      5              1               1
     Provision for disposition of restaurant                                                               427
Deferred taxes                                                              676           (417)          (712)
Change in operating assets and liabilities that provided
    (used) cash:
     Accounts receivable                                                    149             29           (105)
     Inventories                                                           (274)           (91)            30
     Prepaid expenses                                                       377             (7)          (189)
     Other assets                                                            48            854            257
     Accounts payable and accrued expenses                                 (412)           585         (1,254)
- - -------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                 7,395          5,840          2,846
- - -------------------------------------------------------------------------------------------------------------------

Investing Activities:

Expenditures for property and equipment                                  (2,156)        (1,264)          (782)
Proceeds from sale of property and equipment                                                               20
Acquisition of BOT Restaurants                                                            (713)
Increase in cash surrender value of life insurance policy                   (30)           (29)           (35)
- - -------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                  (2,186)        (2,006)          (797)
- - -------------------------------------------------------------------------------------------------------------------

Financing Activities:

Dividends paid on preferred stock                                          (105)
Proceeds from issuance of long-term debt                                    319                            31
Repayment of long-term debt and obligations under capital leases         (2,496)        (2,454)        (2,338)
Net cash (distributed to) received from BOT                                (135)          (982)            37
Proceeds from issuance of common stock                                       76
- - -------------------------------------------------------------------------------------------------------------------

Net cash (used in) financing activities                                  (2,341)        (3,436)        (2,270)
- - -------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      2,868            398           (221)
Cash and cash equivalents, beginning of year                              1,854          1,456          1,677
- - -------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents, end of year                                   $4,722         $1,854         $1,456
- - -------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information Cash paid during the year for:
   Interest                                                              $  809         $  617         $  846
   Income taxes                                                          $  353         $  214         $  260

Noncash Items:
   Long-term liabilities of $3,650,000 were incurred in connection with the agreement to acquire the BOT Restaurants in 1995. See Note 2. Long-term debt of $325,000 was incurred as part of the agreement to close a restaurant during the second quarter of 1994.

   Capital lease obligations of $315,000 and $140,000 were incurred during 1995 and 1994, respectively, when the Company entered into lease agreements for new equipment.

See notes to consolidated financial statements.

                                    29

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 1996, MARCH 26, 1995 AND MARCH 27, 1994

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business - The Company is a Delaware corporation that owns and operates 38 Japanese teppanyaki-style restaurants and licenses eight others. The Company has the rights to open, license and develop Benihana restaurants in the United States, Central and South America and the Caribbean islands.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Fiscal Year - The Company's fiscal year is a 52/53 week year ending on the Sunday closest to March 31. During the year ended March 31, 1996, the Company's fiscal year consisted of 53 weeks.

         Principles of Consolidation - The consolidated financial statements include the accounts of Benihana Inc., and all of its subsidiaries. In consolidation, significant intercompany accounts and transactions are eliminated.

         Inventories - Inventories, which consist principally of restaurant operating supplies and food and beverage are priced at the lower of cost (first-in, first-out method) or market.

         Pre-opening Costs - Costs of employee salaries, relocation expenses, training of chefs, and miscellaneous supplies prior to opening a restaurant are included as pre-opening costs and are amortized over a twelve-month period commencing with the opening.

         Property  and  Equipment - The  Company's  investment  in property  and equipment is stated at cost and includes expenditures for new facilities, additions to existing facilities, and interior design, capitalized interest and construction costs which relate to property and equipment. Depreciation and amortization are computed by the straight-line method over the estimated useful life (buildings - 30 years, restaurant furniture, fixtures and equipment - 8 years, office equipment - 8 years, and leaseholds - lesser of the lease terms, including renewal options, or useful life). During 1996 the Company reduced the lives of personal computers and related equipment from 8 to 3 years. The effect of the change in lives was immaterial.

         Pro Forma Net Income Per Common Share - The pro forma net income per common share was computed by using the weighted average number of shares and dilutive common stock equivalents (6,003,000 shares in 1996, and 5,867,000 shares in 1995 and 5,809,000 shares in 1994) of Common Stock and Class A Common Stock. The amounts of preferred dividends and interest expense that would have been incurred as a result of the acquisition of the BOT Restaurants (see Note 2) have been factored in the calculation of pro forma earnings per common share from the beginning of each of the fiscal years ended March 31, 1996, March 26, 1995 and March 27, 1994.

         Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Impairment of Long Lived Assets - In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of". In 1996, the Company adopted SFAS 121. The Company has evaluated its net investment in restaurant properties in relation to the estimated future cash flows expected to be generated from revenue productive assets to determine if an impairment of value exists. The Company has determined that no write down was necessary during fiscal 1996 based upon such evaluation.

         Stock Options - In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for transactions entered into in fiscal years beginning after December 15, 1995. As permitted by SFAS No. 123 Benihana expects to continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and include the necessary disclosures in its 1997 financial statements.

2.   ACQUISITION

         Effective May 15, 1995, the Company became the successor to Benihana National Corp. (BNC) through the merger (Merger) of BNC and a wholly owned subsidiary of the Company. Simultaneously with the Merger, the Company acquired from Benihana of Tokyo, Inc. (BOT), a corporation privately owned by Rocky H. Aoki, the Company's Chairman of the Board and founder of the Benihana restaurant chain, all of BOT's Benihana restaurants (the BOT Restaurants) in the continental United States, consisting of 17 company-owned and four licensed locations.

         The acquisition of the BOT Restaurants has been accounted for in a manner similar to a pooling of interests since it was acquired from a company under common control. The Company paid $3,000,000 in cash and issued 76,905 shares of Common Stock, 2,000 shares of $1.00 par value Class A Convertible Preferred Stock, and a 7 1/2% promissory note in the amount of $650,000. Equity securities that were issued to BOT in exchange for the net assets of the BOT Restaurants were given effect as of the beginning of the fiscal year ended March 28, 1993. Amounts paid in cash and liabilities assumed by Benihana Inc. are recorded as of the effective date of the transaction. During 1996, the income tax effect of the difference between the tax and book bases of the assets acquired from BOT was determined. As a result of such determination, an additional net tax asset of $870,000 was recorded.

         In connection with the transfer, BNC was merged into a subsidiary of Benihana Inc. in a share-for-share exchange effective with a vote of the BNC shareholders made on May 1, 1995.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

         In accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has estimated the fair value of financial instruments. The estimated fair value has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop such estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions could have a material effect on estimated fair value. The carrying value and estimated fair value of the financial instruments held by the Company as of March 31, 1996 are as follows:


                                                                  1996                          1995
                                                          -------------------------    ------------------------
                                                          Carrying     Estimated        Carrying     Estimated
                                                            Value      Fair Value         Value      Fair Value
                                                          --------     ----------       --------     ----------
         Financial Assets
              Cash and short-term investments             $  4,722     $  4,722         $  1,854     $  1,854
              Receivables                                 $    595     $    568         $    783     $    783
              Cash surrender value of officers'
                  life insurance                          $    270     $    270         $    240     $    240

         Financial Liabilities
              Bank and other indebtedness                 $  7,495     $  7,771         $  9,178     $  9,178

         The following  methods and  assumptions  were used to estimate the fair
         value  of  the  Company's  financial   instruments  for  which  it  was
         practicable to estimate that value:

         Cash and short-term investments
              The  carrying  value   approximates  fair  value  because  of  the
              short-term nature of the instruments.

         Receivables
              The carrying value approximates the fair value of current receivables because of the short-term nature of these instruments. The fair value of long-term receivables was estimated based on discounted cash flows expected to be received using interest rates at which similar loans are made to borrowers with similar credit ratings.

         Long term debt
              The fair value of outstanding borrowings under its long-term debt agreement approximates the carrying value since the interest rate floats subject to market conditions. The value of the interest rate swap agreement included in the fair value of the debt was obtained from dealer quotes which represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current market interest rates.

4.   INVENTORIES

         Inventories consist of (in thousands):
                                                   March 31,         March 26,
                                                      1996              1995
                                                   ----------       -----------
         Food and beverage                         $      565       $       560
         Supplies                                       1,268               999
                                                   ----------       ------------

                                                   $    1,833       $     1,559
                                                   ==========       ===========
5.   PREPAID EXPENSES

         Prepaid expenses consist of (in thousands):

                                                   March 31,         March 26,
                                                      1996              1995
                                                   ---------       ----------
         Prepaid insurance                         $     589       $       687
         Prepaid advertising                              35               148
         Other                                           296               462
                                                   ---------       -----------

                                                   $     920       $     1,297
                                                   =========       ===========






6.   PROPERTY AND EQUIPMENT

         Property and equipment consist of (in thousands):

                                                                       March 31,       March 26,
                                                                         1996            1995
                                                                       --------       ---------
         Land                                                          $  4,824       $   4,824
         Buildings                                                        9,374           9,101
         Leasehold improvements                                          21,254          20,020
         Restaurant furniture, fixtures, and equipment                   13,209          12,494
         Restaurant facilities and equipment under
           capital leases                                                 8,198           8,257
                                                                       --------       ---------
                                                                         56,859          54,696

         Less accumulated  depreciation and amortization
           (Including accumulated amortization  of restaurant
           facilities  and equipment  under capital leases of
           $5,493 and $5,070 in 1996 and 1995, respectively)             31,944          29,625
                                                                       --------       ---------

                                                                       $ 24,915       $  25,071
                                                                       =========      =========

7.   OTHER ASSETS

         Other assets consist of (in thousands):

                                                                       March 31,       March 26,
                                                                         1996            1995
                                                                       --------        --------
         Lease acquisition costs                                       $    551        $    613
         Restaurant management fee receivable                                                48
         Cash surrender value of officer's life insurance                   270             240
         Premium on liquor licenses                                         651             651
         Security deposits                                                  175             214
         Other                                                              159             126
                                                                       --------       ---------

                                                                       $  1,806       $   1,892
                                                                       ========       =========

         Included in other assets are lease acquisition costs incurred in connection with the purchase of one restaurant. Such costs are being amortized over the life of the lease. Amortization expense was $61,000 each year for 1996, 1995 and 1994.

         Liquor licenses are stated at cost which, in the aggregate, is not in excess of market. Certain of the liquor licenses have unlimited lives provided that they are renewed annually (as is management's intention) and, accordingly, the cost of those liquor licenses is not amortized.

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of (in thousands):

                                                                       March 31,       March 26,
                                                                         1996            1995
                                                                       --------        --------
         Accounts payable                                              $  2,100        $  2,999
         Accrued salaries                                                   363             567
         Accrued property taxes                                             446             354
         Accrued incentive compensation                                     736             260
         Taxes, other than income taxes                                     804             804
         Other accrued operating expenses                                 2,090           1,967
                                                                       --------        --------

                                                                       $  6,539        $  6,951
                                                                       ========        ========

9.   LEASE OBLIGATIONS

         The Company conducts its business primarily using leased facilities. The typical restaurant lease is for a term of between 15 to 25 years with renewal options ranging from 5 to 20 years. The leases generally provide for the payment of property taxes, utilities, and various other use and occupancy costs. Rentals under certain leases are based on a percentage of sales in excess of a certain minimum level. Certain leases provide for increases based upon the changes in consumer price index. The Company is also obligated under various leases for restaurant equipment and for office space and equipment. Minimum payments under lease commitments are summarized below for capital and operating leases. The imputed interest rates used in the calculations for capital leases vary from 9.75% to 12% and are equivalent to the rates which would have been incurred to borrow, over a similar term, the amounts necessary to purchase the leased assets.

         The amounts of operating and capital lease obligations are as follows (in thousands):

                                                                       Operating     Capital
                                                                         Leases      Leases
                                                                       ---------     ---------
         Fiscal year ending

         1997                                                          $  2,016      $  1,047
         1998                                                             2,036         1,012
         1999                                                             1,851           926
         2000                                                             1,787           893
         2001                                                             1,394           893
         Thereafter                                                       4,411         2,451
                                                                       --------      --------

         Total minimum lease payments                                  $ 13,495         7,222
                                                                       ========
         Less amount representing interest                                              2,325
                                                                                     --------
         Total obligations under capital leases                                         4,897
         Less current maturities                                                          536
                                                                                     --------
         Long-term obligations under capitalized
           leases at March 31, 1996                                                  $  4,361
                                                                                     ========



     Rental expense consists of (in thousands):
                                                     March 31,         March 26,        March 27,
                                                       1996              1995             1994
                                                     --------          --------         --------
     Minimum rental commitments                      $  3,057          $  2,994         $  2,900
     Rental based on percentage of sales                  989               699              640
                                                     --------          --------         --------

                                                     $  4,046          $  3,693         $  3,540
                                                     ========          ========         ========

10.  LONG-TERM DEBT

         Long-term debt consists of (in thousands):
                                                                       March 31,        March 26,
                                                                         1996             1995
                                                                       --------         --------
         Notes payable - bank:
              Term loan                                                $  6,937         $  3,795
              Working capital term loan                                                      388
              Construction term loans                                                        564
                                                                       --------         --------
                                                                          6,937            4,747
                                                                       --------         --------
         Notes payable - other
              Amount due to BOT for acquisition of
              BOT Restaurants (see Note 2).                                                3,000

              7 1/2% Promissory Note due to BOT, payable
              in 60 monthly installments of $13 (See Note 2)                558              650

              Purchase Money Mortgage Note;  bearing interest
              at 10% and payable in equal  monthly  installments
              through  December  2000.  Note is collateralized
              by the real estate of a restaurant.
              The note was paid in May 1995.                                                 735

              Other promissory notes                                                          46
                                                                       --------         --------
                                                                            558            4,431
                                                                       --------         --------
                                                                          7,495            9,178
         Less current portion                                               952            1,171
                                                                       --------         --------

                                                                       $  6,543         $  8,007
                                                                       ========         ========

         In connection with the acquisition described in Note 2, the Company consolidated its outstanding bank indebtedness and an additional $3,300,000 of borrowings into one term loan arrangement (the Consolidated Loan) on May 15, 1995. The terms of the Consolidated Loan call for 83 equal monthly principal payments of $69,427 commencing June 1995 and a final payment of $1,868,775 in May 2002. Interest under the term loan accrues at either prime plus a margin from .75% to 1.75% or at LIBOR plus a margin from 2.25% to 3.25%. The interest rate margin depends upon the leverage ratio (liabilities divided by tangible net worth). During the year ended March 31, 1996, interest was accrued at LIBOR plus 2.75% (8.23% at March 31, 1996). In fiscal 1996, the Company entered into a seven year interest rate swap agreement involving the exchange of floating rate interest payment obligations for fixed rate payment obligations. The swap agreement was entered into to protect against significant increases in interest rates on the variable rate bank indebtedness. Periodic cash payments either received or paid pursuant to the swap are accrued on a settlement basis as an adjustment to interest expense. The original national amount of the agreement was $8,900,000 and is reduced by $74,000 monthly until May 2002 when the balance of the agreement expires.

         The Consolidated Loan is collateralized by a mortgage on the Company's real property and a security interest in the Company's personal property. The Consolidated Loan agreement limits additional indebtedness, capital expenditures and the payment of dividends and has requirements to maintain a minimum amount of tangible net worth, specific ratio of liabilities to tangible net worth and debt service coverage, among other restrictive covenants.

         In connection with a previous issuance of long-term debt to a bank in 1990, the Company issued a warrant to purchase 200,000 shares of Class A common stock (which shares have been reserved) at a price of $2.666. This warrant expires September 30, 1996 and is yet unexercised. The warrant was sold to one of the members of the Company's board of directors during fiscal 1996.

11.  INCOME TAXES

         Deferred tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by income tax law. A valuation allowance is recognized to reduce deferred tax assets to the amounts that are more likely than not to be realized.

         The net deferred tax asset balance consists of (in thousands):

                                                     March 31, 1996                          March 26, 1995
                                           Assets      Liabilities      Total     Assets       Liabilities       Total
                                          -----------------------------------------------------------------------------
         Excess book amortization for
         pre-opening costs and
             capital leases               $  935       $               $  935    $   353       $     -          $  353
         Tax loss carryforwards               99                           99      2,488                         2,488
         Accelerated depreciation for
              tax purposes                                   915         (915)                    1,475         (1,475)
         Income tax credits                1,324                        1,324        543                           543
         Write down of barter exchange
             credits                                                                 264                           264
         Other                               134                          134
         Less - valuation allowance                                                 (790)                         (790)
                                          ----------------------------------------------------------------------------

         Total asset (liability)          $2,492       $     915       $1,577     $2,858       $  1,475         $1,383
                                          ============================================================================


         The income tax provision (benefit) consists of (in thousands):

                                                                March 31,         March 26,        March 27,
                                                                  1996              1995             1994
         ---------------------------------------------------------------------------------------------------
         Federal:
             Current (net of utilization of net
               operating loss of $5,485, $1,800 and
               $1,450, respectively)                            $   320           $     10         $    23
             Deferred                                               676               (417)           (605)
         State:
             Current (net of utilization of net
               operating loss of $0, $480, $41,
               respectively)                                        369                175             266
             Deferred                                                                 -               (107)

                                                                ------------------------------------------

                                                                $ 1,365           $   (232)        $  (423)
                                                                ==========================================


         The income tax provision (benefit) differed from the amount computed at the statutory rate as follows (in thousands):

                                                                March 31,         March 26,        March 27,
                                                                  1996              1995             1994
         --------------------------------------------------------------------------------------------------
         Federal income tax provision at statutory rate
         of 34%                                                 $  1,963          $   856          $    550
         Change in valuation allowance                              (592)            (510)             (967)
         State income taxes, net of federal benefit                  244              117               156
         Alternative minimum tax                                                       10                23
         Subchapter S exemption                                      (62)            (463)             (175)
         Tax credits, net                                           (288)            (282)
         Other                                                       100               40               (10)

                                                                -------------------------------------------

         Income tax provision (benefit)                         $  1,365         $   (232)        $    (423)
                                                                ===========================================

         BOT had elected to be treated as a Subchapter S Corporation whereby earnings, except in certain state jurisdictions, are taxable to the stockholder. No pro forma effect for federal income taxes has been recorded related to the earnings of the BOT Restaurants prior to its acquisition since there were sufficient deferred tax assets available to offset such taxes.

12.  DUE FROM AFFILIATES

         The amount due from affiliates includes a promissory note in the approximate principal amounts of $232,000 and $265,000 at March 31, 1996 and March 26, 1995, respectively, from a restaurant joint venture which is 50% owned by BOT and 50% by an unrelated third party.

13.  STOCKHOLDERS' EQUITY

         Common Stock - The Company's Common Stock is convertible to Class A Common Stock on a one-for-one basis. The Class A Common Stock is identical to the Common Stock except that it gives the holder one-tenth (1/10) vote per share, voting together with the Company's Common Stock as a single class on all matters except the election of directors. For election of directors, the Class A Common Stockholders vote as a class to elect 25% of the members of the Board of Directors.

         Preferred Stock - The preferred stock has a liquidation preference of $1,000 per share, carries a cumulative dividend of 6% and entitles the holder a right to convert into 300,000 shares of the Company's Class A Common Stock. The Company has the option to redeem the Preferred Stock commencing January 1997 at $1,000 per share.

         Stock Options - The Company has various stock option plans (a 1994 Employee Stock Option Plan and a Directors Stock Option Plan) under which a maximum of approximately 600,000 shares of the Company's Common Stock may be issued. Options granted under the plans may not have terms exceeding ten years, and require an exercise price at market value on the date of the grant, or at 110% of market value in the case of optionees that own more than 10% of the combined voting rights of the Company's Common and Class A Common Stock. Under the director's plan options to purchase 2,500 shares are automatically granted to each of the Company's non-employee directors on the date of the Company's annual meeting.

         Additionally, the Company had a 1985 Stock Option Plan that expired on October 9, 1995. Certain options granted under such plan are still exercisable on varying dates through 2005.

Transactions under the above plans for the three years ended March 26, 1995 are as follows:

                                                                March 31,         March 26,        March 27,
                                                                  1996              1995             1994
         --------------------------------------------------------------------------------------------------
         Balance, beginning of year                              121,100           72,450           75,750
         Granted                                                  31,500           61,000
         Canceled                                                                 (10,000)
         Expired                                                                   (2,350)          (3,300)
         Exercised                                               (22,700)
                                                                ------------------------------------------

         Balance, end of year                                    129,900          121,100           72,450
                                                                ==========================================

         On March 31, 1996, options for 129,900 of the shares are exercisable at prices ranging from $1.375 to $10.25.

         There were approximately 600,000 shares of common stock reserved at March 31, 1996, for issuance upon exercise of stock options under all stock option plans.

14.  RESTAURANT EXPENSES

         Restaurant expenses consist of (in thousands):

                                                                March 31,         March 26,        March 27,
                                                                  1996              1995             1994
         --------------------------------------------------------------------------------------------------
         Labor costs                                            $26,327           $23,777          $22,456
         Advertising                                              4,407             3,800            3,875
         Occupancy costs                                          3,857             3,501            3,355
         Utilities                                                2,186             2,044            2,042
         Depreciation and amortization                            2,206             2,064            2,283
         Maintenance and repairs                                  1,003               789              803
         Other                                                    8,690             8,045            8,540

                                                                ------------------------------------------

                                                                $48,676           $44,020          $43,354
                                                                ==========================================


15.  INCENTIVE AND DEFERRED COMPENSATION PLANS

         In fiscal 1996, the Company adopted the Benihana Incentive Compensation Plan (Plan) whereby bonus awards are made if the Company attains a certain targeted return on equity. The purpose of the Plan is to encourage and enable officers and employees and align interests of Benihana employees with those of its shareholders. One-third of the amounts awarded is immediately made available to the employee and the remaining two-thirds is available ratably over the succeeding two years. Amounts allocated under the plan may be taken in cash, deferred in a non-qualified deferred compensation plan or be used to purchase the Company's Common Stock at 85% of its market value. The target rate, which for 1996 was 15%, is approved annually based upon a review of the return of other publicly traded restaurant businesses by the Compensation Committee of the Board of Directors. The amount of the awards is capped at 50% of the eligible salary of the employee (salary less 40% of the FICA salary base). Under the Plan, the Company accrued $503,000 during the year ended March 31, 1996.

         In fiscal 1996, the Company adopted the Benihana Executive Retirement Plan whereby certain key executives may elect to defer up to 20% of their salary and 100% of their bonus until retirement or age 55, whichever is later, or due to disability or death. Employees may select from various investment options from their available account balances. Investment earnings are credited to their accounts.


16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    March 31, 1996
         -------------------------------------------------------------------------------------------------
         Quarter ended (in thousands)          4th              3rd               2nd              1st

         REVENUES                              $ 21,267         $18,969           $17,699          $23,671
         GROSS PROFIT                            16,035          14,180            13,038           17,225
         NET INCOME                               1,301           1,309               689            1,111
         PRO FORMA NET INCOME
           PER COMMON SHARE                    $    .21         $   .21           $   .11          $   .18


                                                                    March 26, 1995
         -------------------------------------------------------------------------------------------------
         Quarter ended (in thousands)          4th              3rd               2nd              1st

         REVENUES                              $ 17,780         $ 17,166          $ 16,494         $ 21,824
         GROSS PROFIT                            12,879           12,323            11,760           15,558
         NET INCOME                                 884              899               358              610
         PRO FORMA NET INCOME
             PER COMMON SHARE                  $    .14         $    .14          $    .05         $    .09


                          INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders of Benihana Inc:

We have audited the accompanying consolidated balance sheets of Benihana Inc. and subsidiaries (the Company) as of March 31, 1996 and March 26, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Benihana Inc. and subsidiaries as of March 31, 1996 and March 26, 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.







Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
May 3, 1996

COMMON STOCK INFORMATION

The Company's Common Stock and Class A Stock are traded in the Nasdaq National Market System. There were 351 holders of record of the Company's Common Stock and 527 holders of record of the Class A Common Stock at March 31, 1996.

The table below sets forth high and low sales prices for the Company's Common Stock, which do not include commissions and mark-ups or mark-downs for the periods indicated. Prices shown for the Company's Class A Stock represent high and low bid prices in the Nasdaq National Market System except that the Class A Common Stock was based on the Small Capitalization Market System since March 6, 1995. Such bid prices reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                            Fiscal Year Ended
                                                            -----------------
                                              March 31, 1996                 March 26, 1995
                                               --------------                 --------------
                  COMMON STOCK              High            Low            High           Low
                                            ----            ---            ----           ---
                  1st Quarter                8 3/4           7              3 7/8          2 5/8
                  2nd Quarter               10 3/8           8 3/8          4 3/4          3
                  3rd Quarter               10 3/4           9 7/8          6 3/4          4 1/2
                  4th Quarter               11 3/4          10 3/8          7 1/4          6 1/2



                                                            Fiscal Year Ended
                                                            -----------------
                  CLASS A                      March 31, 1996                 March 26, 1995
                                               --------------                 --------------
                  COMMON STOCK              High            Low            High           Low
                                            ----            ---            ----           ---
                  1st Quarter               5 1/2           4              1 3/4          1   1/8
                  2nd Quarter               7               5 1/8          2 7/16         1   3/16
                  3rd Quarter               8 3/8           6 3/8          4              2   3/16
                  4th Quarter               9 1/8           8 1/8          4 1/8          3  11/32


The Class A Common Stock is identical to the Common Stock except that it gives the holder one-tenth (1/10) vote per share, voting together with the Company's Common Stock as a single class on all matters except the election of directors. For election of directors, the Class A Common shareholders vote as a class to elect 25% of the members of the Board of Directors.

The Company has not declared or paid a cash dividend since its organization and has no present intention of paying any such dividend in the foreseeable future. The Company intends to retain all available cash for the operation and expansion of its business. In addition, the Company's present loan agreement restricts the payment of dividends.

EXHIBIT - 23


INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in this Registration Statement of Benihana Inc. on Form S-8 of our report dated May 3, 1996 appearing in the Annual Report on Form 10-K of Benihana Inc. for the year ended March 31, 1996.





Deloitte & Touche LLP
Miami, Florida
May 21, 1996