Form 10-Q
period 1996-07-21
BENIHANA INC
filed 1996-08-13
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                         For the Quarter Ended July 21, 1996

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


     Common stock $.10 par value, 3,526,016 shares outstanding at August 5,1996


Class A common stock $.10 par value, 2,316,300 shares outstanding at August 5, 1996

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONSOLIDATED BALANCE SHEETS (See Note 2)

   All dollar amounts in thousands, except  per share amounts
                                                                                      (Unaudited)
                                                                                         July 21,       March 31,
                                                                                            1996             1996
- -------------------------------------------------------------------------------------------------------------------
Assets
Current assets
    Cash and equivalents                                                                 $   5,780        $ 4,722
    Receivables (net of allowance for doubtful amounts of
        $66 in July 1996 and $57 in March 1996, respectively)
         Trade                                                                                 178            155
         Affiliates                                                                             93             91
         Other                                                                                  14              6
- -------------------------------------------------------------------------------------------------------------------

    Total Receivables                                                                          285            252

    Inventories (Note 3)                                                                     2,278          1,833
    Prepaid expenses (Note 4)                                                                  749            920
- -------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                         9,092          7,727

Property and equipment, net                                                                 24,605         24,915
Due from affiliates, long term                                                                 220            232
Deferred income taxes                                                                        1,577          1,577
Other assets (Note 5)                                                                        1,754          1,806
- -------------------------------------------------------------------------------------------------------------------


                                                                                          $ 37,248        $36,257
- -------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable and accrued expenses                                                $   6,708       $  6,539
    Current maturities of long-term debt and
         obligations under capital leases                                                    1,482          1,488
- -------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                    8,190          8,027

Long-term debt                                                                               5,826          6,104
Due to affiliates - long term                                                                  398            439
Obligations under capital leases                                                             4,203          4,361

Stockholders' Equity
    Preferred stock - $1.00 par value;
         authorized - 5,000,000 shares, issued
         and outstanding - 2,000 shares                                                          2              2
    Common stock - $.10 par value;
         convertible, authorized - 12,000,000
         shares, issued and outstanding -
         3,526,016 shares and 3,500,416 shares,
         respectively                                                                          353             352
    Class A common stock - $.10 par value;
         authorized - 20,000,000 shares, issued
         and outstanding - 2,316,300 shares                                                    232             232
    Additional paid-in capital                                                              14,323          14,285
    Retained earnings                                                                        3,721           2,455
- -------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                                  18,631          17,326
- -------------------------------------------------------------------------------------------------------------------


                                                                                          $ 37,248         $36,257
- -------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (See Note 2)
(UNAUDITED)

   All dollar amounts in thousands, except  per share amounts

                                                                                       Four Periods Ended
                                                                                   July 21,              July 16,
                                                                                      1996                 1995
- -------------------------------------------------------------------------------------------------------------------
Revenues

Net restaurant food and beverage sales                                                $25,404             $23,504
Other income                                                                              201                 167
- -------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                         25,605              23,671

Costs and Expenses

Cost of restaurant food and beverage sales                                              6,519               6,446
Restaurant expenses                                                                    15,544              14,145
General and administrative expenses                                                     1,326               1,182
Interest expense                                                                          300                 396
- -------------------------------------------------------------------------------------------------------------------

Total Costs and Expenses                                                               23,689              22,169
- -------------------------------------------------------------------------------------------------------------------


Income from operations before income taxes                                              1,916               1,502
Income tax provision                                                                      613                 391
- -------------------------------------------------------------------------------------------------------------------


Net Income                                                                            $ 1,303             $ 1,111
- -------------------------------------------------------------------------------------------------------------------


Pro Forma Net Income Per Common Share (Note 6)
    Primary and fully diluted earnings per common share                              $   0.21            $   0.18
- -------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (See Note 2)
(UNAUDITED)

    All dollar amounts in thousands, except per share amounts


                                                                Class A          Additional
                                 Preferred      Common           Common           Paid-in            Retained
                                   Stock        Stock            Stock            Capital            Earnings
- ----------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996              $2            $352          $232              $14,285              $2,455

Net income                                                                                               1,303

Dividend on preferred stock                                                                                (37)

Exercise of stock options                             1                                 38


- -------------------------------------------------------------------------------------------------------------------


Balance, July 21, 1996               $2            $353         $232               $14,323              $3,721
- -------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements


BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (See Note 2)
(UNAUDITED)

   All dollar amounts in thousands
                                                                                            Four Periods Ended
                                                                                          July 21,         July 16,
                                                                                            1996            1995
- -------------------------------------------------------------------------------------------------------------------
Operating Activities

Net income                                                                               $  1,303         $  1,111
Adjustments to reconcile net income to net
    Cash provided by operating activities:
         Depreciation and amortization                                                        803              661
         Deferred taxes                                                                                        285
    Change in operating assets and liabilities that provided or (used) cash:
              Accounts receivable                                                             (33)              18
              Inventories                                                                    (445)             (64)
              Prepaid expenses                                                                171              290
              Other assets                                                                     19               14
              Accounts payable and accrued expenses                                           168           (1,281)
- -------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                   1,986            1,034
- -------------------------------------------------------------------------------------------------------------------


Investing activities

Expenditures for property and equipment                                                      (447)           (544)
- -------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                                      (447)           (544)
- -------------------------------------------------------------------------------------------------------------------


Financing Activities

Repayment of long-term debt and obligations
    under capital leases                                                                      (483)       (1,470)
Proceeds from issuance of long-term debt                                                                     334
Net cash distributed to BOT                                                                                 (110)
Dividend paid                                                                                  (37)          (20)
Proceeds from issuance of common stock                                                          39            10
- -------------------------------------------------------------------------------------------------------------------

Net cash (used in) financing activities                                                       (481)       (1,256)
- -------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                         1,058          (766)

Cash and cash equivalents, beginning of year                                                 4,722         1,854
- -------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents, end of period                                                  $  5,780       $ 1,088
- -------------------------------------------------------------------------------------------------------------------


Supplemental Cash Flow Information

Cash paid during the four periods:
    Interest                                                                              $    261       $   267
    Income taxes                                                                               303           102


See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 21, 1996 AND JULY 16, 1995

(UNAUDITED)



1.  GENERAL

    The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at July 21, 1996) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the four periods (sixteen weeks) ended July 21, 1996 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's fiscal year consists of 13 four-week accounting periods.

2.  BASIS OF PRESENTATION AND ACQUISITION

    The Company's financial statements and the discussion and data presented below reflect a reorganization pursuant to which the Company acquired seventeen restaurants, four license agreements and the U.S. trademarks of Benihana of Tokyo, Inc. and became the successor to Benihana National Corp. through the merger of BNC and a wholly owned subsidiary of the Company through a share-for-share exchange of common equity. Accordingly, the Company's financial statements for the period ended July 16, 1995 have been restated retroactively to include the historical accounts of BNC and the BOT Restaurants without adjustment. The acquisition has been accounted for in a manner similar to a pooling of interests since the parties to the transaction were under common control. In connection with the acquisition, the Company paid $3,000,000 in cash and issued 76,905 shares of Common Stock, 2,000 shares of $1.00 par value Class A Convertible Preferred Stock, and a 7 1/2% promissory note in the amount of $650,000.

3.  INVENTORIES

    Inventories consist of (in thousands):
                                                   July 21,        March 31,
                                                     1996            1996
                                                   --------        --------
         Food and beverage                         $   925          $   565
         Supplies                                    1,353            1,268
                                                   -------          -------

                                                   $ 2,278          $ 1,833
                                                   =======          =======


BENIHANA INC. AND SUBSIDIARIES



4.  PREPAID EXPENSES

         Prepaid expenses consist of (in thousands):
                                                 July 21,          March 31,
                                                   1996              1996
                                                 --------          ---------
         Prepaid insurance                       $    384           $   589
         Prepaid advertising                           17                35
         Other                                        348               296
                                                 --------           -------
                                                 $    749           $   920
                                                 ========           =======

5.  OTHER ASSETS

         Other assets consist of (in thousands):
                                                 July 21,          March 31,
                                                   1996              1996
                                                 --------          ---------
         Lease acquisition costs                 $    533          $    551
         Cash surrender value of officer's
           Life insurance                             270               270
         Premium on liquor licenses                   651               651
         Security deposits                            174               175
         Preopening expenses                           20                47
         Other                                        106               112
                                                 --------          --------

                                                 $  1,754            $1,806
                                                 ========          ========

6.  PRO FORMA NET INCOME PER COMMON SHARE

         The pro forma primary net income per common share was computed by using the weighted average number of shares and dilutive common stock equivalents (6,055,008 shares in July 1996 and 5,963,784 shares in July
         1995) of Common Stock and Class A Common Stock outstanding as of July 21, 1996. In addition to the weighted average number of shares and dilutive common stock equivalents, the calculation of fully diluted earnings per share include 300,000 shares issuable upon conversion of the Preferred Stock. Fully diluted earnings per share assumes that the Preferred Stock was converted into Class A Common Stock as of the beginning of the fiscal year.

BENIHANA INC. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


OVERVIEW

The Company's financial statements and the discussion and data presented below reflect a reorganization in the prior year pursuant to which the Company acquired seventeen restaurants, four license agreements and the U.S. trademarks of Benihana of Tokyo, Inc. and became the successor to Benihana National Corp. through the merger of BNC and a wholly owned subsidiary of the Company through a share-for-share exchange of common equity.

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

The Company's revenues and net income surpassed the comparable periods in the previous year. Restaurant revenue increased by 8.2% and net income increased by 17.3% for the four periods ended July 21, 1996. Revenues continue to increase as a result of sustained increases in patronage and the resulting revenue improvements are reflected in increased net income and per share earnings. In the previous year's four periods, the Company provided for federal income taxes net of benefits derived from net operating loss carryforwards. These net operating loss carryforwards were exhausted in the previous year and accordingly the Company is providing for federal income taxes at full statutory rates less income tax credits for FICA taxes paid on reported employee tip income.

REVENUES

The amounts of sales and the changes in amount and percentage change in amount of sales from the previous fiscal year are shown in the following tables.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


                                                     Four Periods Ended
                                                   July 21,       July 16,
                                                     1996            1995
                                                   --------       --------
Net restaurant sales                               $25,404        $23,504
Other income                                           201            167
                                                   -------        -------

                                                   $25,605        $23,671


                                                     Four Periods Ended
                                                   July 21,        July 16,
                                                     1996            1995
                                                   --------       --------
Amount of change in total revenues
    from previous year                             $ 1,934        $ 1,847
Percentage change for the
    previous year                                      8.2%           8.5%

Four Periods Ended July 21, 1996 compared to July 16, 1995 -- Restaurant revenues continued to increase in the four periods ended July 21, 1996 as compared to the equivalent periods ended July 16, 1995. The Company's trend of increases in comparable per unit sales continued during the four periods. Patronage at Benihana continues to increase resulting from favorable consumer response to the Company's advertising programs from physical improvements made to several restaurant properties, from opening the restaurants for lunch service on the weekends and opening sushi bars and Karaoke centers at several of the restaurants.

COSTS AND EXPENSES

Costs of restaurant sales, which are generally variable with sales, directly increased with changes in revenues for the four periods. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's four periods.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                                        Four Periods Ended
                                                       July 21,      July 16,
                                                         1996          1995
                                                      ---------     ---------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of restaurant food and
     beverage sales                                      25.7%         27.4%
Restaurant expenses                                      61.2%         60.2%
General and administrative
    expenses                                              5.2%          5.0%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of restaurant food and
     beverage sales                                       $73          $180
Restaurant expenses                                    $1,399          $884
General and administrative expenses                      $144         ($110)

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of restaurant food and
    beverage sales                                        1.1%          2.9%
Restaurant expenses                                       9.9%          6.7%
General and administrative expenses                      12.2%         (8.6%)

Four Periods Ended July 21, 1996 Compared to Four Periods Ended July 16, 1995 -- The cost of food and beverage sales increased slightly in total amount for the four periods, but decreased when expressed as a percentage of sales. Favorable long-term purchasing contracts have been made for certain seafood items covering most of the Company's restaurants. Additionally, the Company obtained more favorable pricing from several vendors for other food products and services at several of the 17 restaurants that were purchased from BOT. Restaurant expenses increased in absolute amount and expressed as a percentage of sales for the four periods. The increase was due to an increase in labor costs attributable to the additional personnel required for the extended hours of operations in some locations. Additionally, advertising and promotion increased during the current first quarter.

General and administrative costs increased in total amount and when expressed as a percentage of sales. The increase is attributable to an estimate recorded in the current year for bonus awards as outlined in the Benihana Incentive Compensation Plan adopted by the Company in fiscal 1996.

Interest costs decreased in the four periods of the current year as compared to the four periods of the prior year. The decrease is attributable to the decrease in total principal balances outstanding over that of the prior year.

The effective income tax rate increased from 26% in the prior year to 32% in the current year due to the utilization of net operating loss carryforwards in the prior year.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company does not require significant amounts of inventory or receivables. Therefore, the Company, as is typical with many restaurant companies, does not have to provide financing for such amounts and operates with a minimum amount of working capital. During the quarter, the Company improved its working capital position to $902,000 from a working capital deficiency of $300,000 at March 31, 1996.

The Company has no material commitments for future capital improvements, but the Company expects that it will make expenditures to improve the appearance and efficiency of its restaurants. The Company has signed leases for two Benihana Grill locations in Dallas, Texas and Sugarland (Houston), Texas opening in late 1996 and early 1997, respectively. The Company believes that it has sufficient cash resources from operating cash flows to provide for capital improvements as well as for construction and opening costs without additional borrowings.

The Company financed the $6,150,000 aggregate purchase price of the BOT Restaurants by issuing 76,905 shares of comon stock; 2,000 shares of preferred stock with a $2,000,000 liquidation value; a note payable to BOT in the amount of $650,000; and $3,000,000 in cash. The cash portion was financed by consolidating BNC's previously existing bank term loans and increasing the amount borrowed.

BENIHANA INC. AND SUBSIDIARIES

PART II -   Other Information

Item 4.       Results of Vote of Security Holders

              (a) The registrant held its annual meeting of stockholders on
                  July 19, 1996.

              (b) The following directors were elected at the meeting:

                      Robert G. Greenberg, Taka Yoshimoto, Darwin C. Dornbush

                  Other directors whose term of office continue after the meeting are set forth below:

                      Rocky H. Aoki, Joel A. Schwartz, John E. Abdo, Irwin K. Chapman

              (c) At the annual  meeting,  holders of the  registrant's  Class A
                  Common Stock voted to elect one Class I director for a term of three years and the holders of the registrant's Common Stock voted to elect one Class I director for a term of three years and one Class III director for a term of two years. In addition, holders of the registrant's Common Stock and Class A Common Stock, voting together as a single class, voted for the adoption of the 1996 Class A Stock Option Plan and for the ratification of Deloitte & Touche LLP to serve as the registrant's independent certified public accountants for the fiscal year ending March 30, 1997.

                  At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

                                                                                       WITHHOLD       BROKER
                          MATTER               FOR           AGAINST      ABSTAIN     AUTHORITY      NON-VOTES
                                             --------       --------      -------     ---------     -----------
                  Election of Directors:

                  Class I:
                  Robert G. Greenberg       2,026,390                                 38,360
                  Taka Yoshimoto            3,353,099                                 29,748

                  Class III:
                  Darwin C. Dornbush        3,353,079                                 29,768

                  Adoption of the 1996
                  Class A Stock Option
                  Plan                      2,199,624       200,451       1,709                      1,187,538

                  Ratification of
                  Independent Public
                  Accountants               3,381,339           616         892

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 11 Calculation of Earnings Per Share
                  Exhibit 27 Financial Data Schedule

              (b) None

EXHIBIT 11

                                   BENIHANA INC.
                     CALCULATION OF PRIMARY EARNINGS PER SHARE

                                                     Four Periods Ended
                                                  July 21,          July 16,
                                                    1996               1995
                                                -----------       ----------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                5,836,959        5,810,991

DILUTIVE EFFECT OF WARRANTS
OUTSTANDING                                         147,093           89,039

DILUTIVE EFFECT OF STOCK OPTIONS
OUTSTANDING USED IN CALCULATION
OF EARNINGS PER SHARE                                70,956           63,754
                                                -----------       ----------

                                                  6,055,008        5,963,784
                                                ===========       ==========

NET INCOME                                      $ 1,303,317       $1,111,252

EFFECT OF DIVIDENDS ON PREFERRED
STOCK ISSUED IN CONNECTION WITH
THE REORGANIZATION                                  (36,923)         (36,923)

PROFORMA INTEREST ON DEBT INCURRED
TO FINANCE ACQUISITION OF BOT
RESTAURANTS                                                          (36,250)

PROFORMA INTEREST ON DEBT ISSUED
TO BOT TO FINANCE ACQUISITION OF
BOT RESTAURANTS                                                       (6,806)

INCOME TAX EFFECT ON PROFORMA
AMOUNTS OF INTEREST ON
ACQUISITION DEBT INDEBTEDNESS                                         17,222
                                              ----------          ----------

PROFORMA NET INCOME                           $1,266,094          $1,048,496
                                              ==========          ==========

EARNINGS PER SHARE                            $.21                $.18
                                              ====                ====

EXHIBIT 11

                                 BENIHANA INC.
                 CALCULATION OF FULLY DILUTED EARNINGS PER SHARE

                                                      Four Periods Ended
                                                  July 21,          July 16,
                                                    1996              1995
                                                 ----------        ---------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                5,836,959        5,810,991

CONVERTIBLE PREFERRED STOCK                         300,000

DILUTIVE EFFECT OF WARRANTS
OUTSTANDING                                         147,093           89,039

DILUTIVE EFFECT OF STOCK OPTIONS
OUTSTANDING USED IN CALCULATION
OF EARNINGS PER SHARE                                70,956           63,754
                                                 ----------       ----------

                                                  6,355,008        5,963,784
                                                 ==========       ==========

NET INCOME                                       $1,303,317       $1,111,252

EFFECT OF DIVIDENDS ON PREFERRED
STOCK ISSUED IN CONNECTION WITH
THE REORGANIZATION                                                   (36,923)

PROFORMA INTEREST ON DEBT INCURRED
TO FINANCE ACQUISITION OF BOT
RESTAURANTS                                                          (36,250)

PROFORMA INTEREST ON DEBT ISSUED
TO BOT TO FINANCE ACQUISITION OF
BOT RESTAURANTS                                                       (6,806)

INCOME TAX EFFECT ON PROFORMA
AMOUNTS OF INTEREST ON
ACQUISITION DEBT INDEBTEDNESS                                         17,222
                                                 ----------       ----------

PROFORMA NET INCOME                              $1,303,317       $1,048,496
                                                 ==========       ==========

EARNINGS PER SHARE                               $.21             $.18
                                                 ====             ====

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Benihana Inc.
                                  (Registrant)




Date    August 12, 1996                            /s/ Joel A. Schwartz
      ---------------------                        --------------------
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