Form 10-Q
period 1996-10-13
BENIHANA INC
filed 1996-11-04
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended October 13, 1996

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


 Common stock $.10 par value, 3,527,066 shares outstanding at November 4,1996


     Class A common stock $.10 par value, 2,516,300 shares outstanding at November 4, 1996

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONSOLIDATED BALANCE SHEETS (See Note 2)

   All dollar amounts in thousands, except  per share amounts
                                                                                      (Unaudited)
                                                                                      October 13,       March 31,
                                                                                         1996             1996
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets
    Cash and equivalents                                                               $   6,353        $ 4,722
    Receivables (net of allowance for doubtful amounts of
        $62 in October 1996 and $57 in March 1996, respectively)
         Trade                                                                               253            155
         Affiliates                                                                           44             91
         Other                                                                                26              6
-------------------------------------------------------------------------------------------------------------------

    Total Receivables                                                                        323            252

    Inventories (Note 3)                                                                   2,536          1,833
    Prepaid expenses (Note 4)                                                                770            920
-------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                       9,982          7,727

Property and equipment, net                                                               24,446         24,915
Due from affiliates, long term                                                               211            232
Deferred income taxes                                                                      1,577          1,577
Other assets (Note 5)                                                                      1,982          1,806
-------------------------------------------------------------------------------------------------------------------


                                                                                        $ 38,198        $36,257
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable and accrued expenses                                               $  6,670        $ 6,539
    Current maturities of long-term debt and
         obligations under capital leases                                                  1,463          1,488
-------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                  8,133          8,027

Long-term debt                                                                             5,618          6,104
Due to affiliates - long term                                                                376            439
Obligations under capital leases                                                           4,092          4,361

Stockholders' Equity
    Preferred stock - $1.00 par value;
         authorized - 5,000,000 shares, issued
         and outstanding - 2,000 shares                                                        2              2
    Common stock - $.10 par value;
         convertible, authorized - 12,000,000
         shares, issued and outstanding -
         3,527,066 shares and 3,516,066 shares,
         respectively                                                                        353            352
    Class A common stock - $.10 par value;
         authorized - 20,000,000 shares, issued
         and outstanding - 2,516,300 shares and
         2,316,300 shares, respectively                                                      252             232
    Additional paid-in capital                                                            14,839          14,285
    Retained earnings                                                                      4,533           2,455
-------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                                19,979          17,326
-------------------------------------------------------------------------------------------------------------------


                                                                                        $ 38,198         $36,257
-------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (See Note 2)
(UNAUDITED)

   All dollar amounts in thousands, except  per share amounts

                                                                                       Three Periods Ended
                                                                                 October 13,           October 8,
                                                                                    1996                  1995
-------------------------------------------------------------------------------------------------------------------
Revenues

Net restaurant food and beverage sales                                              $19,019              $17,601
Other income                                                                            157                   98
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                       19,176               17,699

Costs and Expenses

Cost of restaurant food and beverage sales                                            4,833                4,661
Restaurant expenses                                                                  11,839               10,869
General and administrative expenses                                                   1,052                  999
Interest expense                                                                        216                  283
-------------------------------------------------------------------------------------------------------------------

Total Costs and Expenses                                                             17,940               16,812
-------------------------------------------------------------------------------------------------------------------


Income from operations before income taxes                                            1,236                  887
Income tax provision                                                                    395                  198
-------------------------------------------------------------------------------------------------------------------


Net Income                                                                          $   841              $   689
-------------------------------------------------------------------------------------------------------------------


Pro Forma Net Income Per Common Share (Note 6)
    Primary and fully diluted earnings per common share                             $  0.13              $  0.11
-------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (See Note 2)
(UNAUDITED)

   All dollar amounts in thousands, except  per share amounts

                                                                                       Seven Periods Ended
                                                                                 October 13,           October 8,
                                                                                    1996                  1995
-------------------------------------------------------------------------------------------------------------------
Revenues

Net restaurant food and beverage sales                                              $44,423              $41,105
Other income                                                                            358                  265
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                       44,781               41,370

Costs and Expenses

Cost of restaurant food and beverage sales                                           11,352               11,107
Restaurant expenses                                                                  27,383               25,014
General and administrative expenses                                                   2,378                2,181
Interest expense                                                                        516                  679
-------------------------------------------------------------------------------------------------------------------

Total Costs and Expenses                                                             41,629               38,981
-------------------------------------------------------------------------------------------------------------------


Income from operations before income taxes                                            3,152                2,389
Income tax provision                                                                  1,008                  589
-------------------------------------------------------------------------------------------------------------------


Net Income                                                                          $ 2,144              $ 1,800
-------------------------------------------------------------------------------------------------------------------


Pro Forma Net Income Per Common Share (Note 6)
  Primary and fully diluted earnings per common share                               $   .34              $   .29
-------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (See Note 2)
(UNAUDITED)

    All dollar amounts in thousands, except per share amounts


                                                                      Class A          Additional
                                    Preferred        Common            Common            Paid-in         Retained
                                      Stock           Stock            Stock             Capital          Earnings
-------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996                  $2            $352             $232             $14,285           $2,455

Net income                                                                                                  2,144

Dividend on preferred stock                                                                                   (66)

Exercise of stock options and
    warrants                                              1               20                 554


-------------------------------------------------------------------------------------------------------------------


Balance, October 13, 1996                $2            $353             $252             $14,839           $4,533
-------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (See Note 2)
(UNAUDITED)

   All dollar amounts in thousands
                                                                                         Seven Periods Ended
                                                                                      October 13,      October 8,
                                                                                         1996             1995
-------------------------------------------------------------------------------------------------------------------
Operating Activities

Net income                                                                              $ 2,144          $  1,800
Adjustments to reconcile net income to net
    Cash provided by operating activities:
         Depreciation and amortization                                                    1,413             1,148
         Deferred taxes                                                                                       420
    Change in operating assets and liabilities that provided or (used) cash:
              Accounts receivable                                                           (71)               32
              Inventories                                                                  (703)             (228)
              Prepaid expenses                                                              150               135
              Other assets                                                                   19                (1)
              Accounts payable and accrued expenses                                         131            (1,620)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                 3,083             1,686
-------------------------------------------------------------------------------------------------------------------


Investing activities

Expenditures for property and equipment                                                    (864)           (1,228)
Investment in Limited Partnership                                                          (253)
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                                  (1,117)           (1,228)
-------------------------------------------------------------------------------------------------------------------


Financing Activities

Repayment of long-term debt and obligations
    under capital leases                                                                   (844)           (1,834)
Proceeds from issuance of long-term debt                                                                      319
Net cash distributed to BOT                                                                                  (110)
Dividend paid                                                                               (66)              (48)
Proceeds from issuance of common stock                                                      575                37
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) financing activities                                                    (335)           (1,636)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                      1,631            (1,178)

Cash and cash equivalents, beginning of year                                              4,722             1,854
-------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents, end of period                                                $ 6,353           $   676
-------------------------------------------------------------------------------------------------------------------


Supplemental Cash Flow Information

Cash paid during the seven periods:
    Interest                                                                            $   445           $  467
    Income taxes                                                                            646              113


See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEVEN PERIODS ENDED OCTOBER 13, 1996 AND OCTOBER 8, 1995

(UNAUDITED)



1.  GENERAL

    The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at October 13, 1996) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the seven periods (twenty-eight weeks) ended October 13, 1996 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's fiscal year consists of 13 four-week accounting periods.

2.  BASIS OF PRESENTATION AND ACQUISITION

    The Company's financial statements and the discussion and data presented below reflect a reorganization pursuant to which the Company acquired seventeen restaurants, four license agreements and the U.S. trademarks of Benihana of Tokyo, Inc. and became the successor to Benihana National Corp. through the merger of BNC and a wholly owned subsidiary of the Company through a share-for-share exchange of common equity. Accordingly, the Company's financial statements for the period ended July 16, 1995 have been restated retroactively to include the historical accounts of BNC and the BOT Restaurants without adjustment. The reorganization has been accounted for in a manner similar to a pooling of interests since the parties to the transaction were under common control. In connection with the acquisition, the Company paid $3,000,000 in cash and issued 76,905 shares of Common Stock, 2,000 shares of $1.00 par value Class A Convertible Preferred Stock, and a 7 1/2% promissory note in the amount of $650,000.

3.  INVENTORIES

    Inventories consist of (in thousands):
                                        October 13,             March 31,
                                           1996                   1996
                                        ----------              ---------
         Food and beverage                $  967                  $  565
         Supplies                          1,569                   1,268
                                          ------                 -------

                                          $2,536                  $1,833
                                          ======                  ======


BENIHANA INC. AND SUBSIDIARIES



4.  PREPAID EXPENSES

         Prepaid expenses consist of (in thousands):
                                             October 13,             March 31,
                                                1996                   1996
                                             ----------              ---------
         Prepaid insurance                    $    240               $  589
         Prepaid Rent                              182                     7
         Prepaid advertising                         3                    35
         Other                                     345                   289
                                              --------               -------

                                              $    770               $   920
                                              ========               =======

5.  OTHER ASSETS

         Other assets consist of (in thousands):
                                             October 13,             March 31,
                                                1996                   1996
                                             -----------             ---------
         Lease acquisition costs              $    518               $   551
         Cash surrender value of officer's
           Life insurance                          270                   270
         Investment in Limited Partnership         253
         Premium on liquor licenses                651                   651
         Security deposits                         174                   175
         Preopening expenses                        15                    47
         Other                                     101                   112
                                              --------               -------

                                              $  1,982               $ 1,806
                                              ========               =======

6.  PRO FORMA NET INCOME PER COMMON SHARE

         The pro forma primary net income per common share was computed by using the weighted average number of shares and dilutive common stock equivalents (6,074,660 shares in October 1996 and 5,982,727 shares in October 1995) of Common Stock and Class A Common Stock outstanding as of October 13, 1996. In addition to the weighted average number of shares and dilutive common stock equivalents, the calculation of fully diluted earnings per share include 300,000 shares issuable upon conversion of the Preferred Stock. Fully diluted earnings per share assumes that the Preferred Stock was converted into Class A Common Stock as of the beginning of the fiscal year.

BENIHANA INC. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


OVERVIEW

The Company's financial statements and the discussion and data presented below reflect a reorganization completed in May 1995 pursuant to which the Company acquired seventeen restaurants, four license agreements and the U.S. trademarks of Benihana of Tokyo, Inc. and became the successor to Benihana National Corp. through the merger of BNC and a wholly owned subsidiary of the Company through a share-for-share exchange of common equity.

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

The Company's revenues and net income surpassed the comparable periods in the previous year. Restaurant revenue increased by 8.3% and net income increased by 22.1% for the three periods and restaurant revenue increased 8.2% and net income increased 19.1% for the seven periods ended October 13, 1996. Revenues continue to increase as a result of sustained increases in patronage and the resulting revenue improvements are reflected in increased net income and per share earnings. In the previous year's three and seven periods, the Company provided for federal income taxes net of benefits derived from net operating loss carryforwards. These net operating loss carryforwards were exhausted in the previous year and accordingly the Company is providing for federal income taxes at full statutory rates less income tax credits for FICA taxes paid on reported employee tip income.

REVENUES

The amounts of sales and the changes in amount and percentage change in amount of sales from the previous fiscal year are shown in the following tables.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


                                                Three Periods Ended                 Seven Periods Ended
                                            October 13,       October 8,         October 13,      October 8,
                                               1996              1995               1996             1995
                                            -----------       ----------         -----------      ----------
Net restaurant sales                          $19,019           $17,601           $44,423           $41,105
Other income                                      157                98               358               265
                                              -------           -------           -------           -------

                                              $19,176           $17,699           $44,781           $41,370
                                              =======           =======           =======           =======




                                                Three Periods Ended                 Seven Periods Ended
                                            October 13,       October 8,         October 13,      October 8,
                                               1996              1995               1996             1995
                                            -----------       ----------         -----------      ----------
Amount of change in total revenues
    from previous year                        $1,418            $1,238             $3,318           $3,050
Percentage change for the
    previous year                                8.1%              7.6%               8.1%             8.0%

Three and Seven Periods Ended October 13, 1996 compared to October 8, 1995 -- Restaurant revenues continued to increase in the three and seven periods ended October 13, 1996 as compared to the equivalent periods ended October 8, 1995. The Company's trend of increases in comparable per unit sales continued during the three and seven periods. Patronage continues to increase resulting from favorable consumer response to the Company's advertising programs, from physical improvements made to several restaurant properties, including the opening of sushi bars at several of the Company's restaurants.

COSTS AND EXPENSES

Costs of restaurant sales, which are generally variable with sales, directly increased with changes in revenues for the three and seven periods. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's three and seven periods.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                                   Three Periods Ended               Seven Periods Ended
                                               October 13,       October 8,        October 13,       October 8,
                                                  1996              1995              1996              1995
                                               -----------       ----------        -----------       ----------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of restaurant food and
     beverage sales                               25.4%             26.5%             25.6%             27.0%
Restaurant expenses                               62.2%             61.8%             61.6%             60.9%
General and administrative expenses                5.5%              5.7%              5.4%              5.3%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of restaurant food and
     beverage sales                               $172              ($73)             $245              $107
Restaurant expenses                               $970              $734            $2,369            $1,618
General and administrative expenses                $53               $34              $197               $61

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of restaurant food and
    beverage sales                                 3.7%             (1.5%)             2.2%              1.0%
Restaurant expenses                                8.9%              7.2%              9.5%              6.9%
General and administrative expenses                5.3%              3.5%              9.0%              2.7%

Three and Seven Periods Ended October 13, 1996 Compared to Three and Seven Periods Ended October 8, 1995 -- The cost of food and beverage sales increased slightly in total dollar amount for the three and seven periods, but decreased when expressed as a percentage of sales for both the three and seven periods. Favorable long-term purchasing contracts have been made for certain seafood items covering most of the Company's restaurants. Additionally, the Company obtained more favorable pricing from several vendors for other food products and services at several of the 17 restaurants that were purchased from BOT. Restaurant expenses increased in absolute amount and expressed as a percentage of sales for the three and seven periods. The increase was due to an increase in labor costs attributable to the additional personnel required for the extended hours of operations in some locations. Additionally, advertising and promotion expense increased during the current year's three and seven periods.

General and administrative costs increased in total amount for the three and seven periods, but decreased in the three periods and increased slightly in the seven periods when expressed as a percentage of sales. The increase is attributable to an estimate recorded in the current year for bonus awards as outlined in the Benihana Incentive Compensation Plan adopted by the Company in fiscal 1996.

Interest costs decreased in the three and seven periods of the current year as compared to the three and seven periods of the prior year. The decrease is attributable to the decrease in total principal balances outstanding over that of the prior year.

The effective income tax rate increased from 26% in the prior year to 32% in the current year due to the utilization of net operating loss carryforwards in the prior year.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company does not require significant amounts of inventory or receivables. Therefore, the Company, as is typical with many restaurant companies, does not have to provide financing for such amounts and operates with a minimum amount of working capital. During the seven periods, the Company improved its working capital position to $1,849,000 from a working capital deficiency of $300,000 at March 31, 1996.

The Company has no material commitments for future capital improvements, but the Company expects that it will continue to make expenditures to improve the appearance and efficiency of its restaurants. The Company has signed leases for two Benihana Grill locations in Dallas, Texas and Sugarland (Houston), Texas opening in early fiscal 1997. The Company believes that it has sufficient cash resources from operating cash flows to provide for anticipated capital improvements as well as for construction and opening costs without additional borrowings.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibit 11 Calculation of Earnings Per Share
                       Exhbit 27 Financial Data Schedule

                  (b) None

EXHIBIT 11

                                BENIHANA INC.
                  CALCULATION OF PRIMARY EARNINGS PER SHARE

                                                     Seven Periods Ended
                                                 October 13,        October 8,
                                                    1996               1995
                                                 -----------        ----------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                 5,998,133         5,815,545

DILUTIVE EFFECT OF WARRANTS
OUTSTANDING                                                            101,793

DILUTIVE EFFECT OF STOCK OPTIONS
OUTSTANDING USED IN CALCULATION
OF EARNINGS PER SHARE                                 76,257            65,389
                                                  ----------        ----------

                                                   6,074,660         5,982,727
                                                  ==========        ==========

NET INCOME                                        $2,143,679        $1,800,326

EFFECT OF DIVIDENDS ON PREFERRED
STOCK ISSUED IN CONNECTION WITH
THE REORGANIZATION                                   (64,615)          (64,615)

PROFORMA INTEREST ON DEBT INCURRED
TO FINANCE ACQUISITION OF BOT
RESTAURANTS                                                            (36,250)

PROFORMA INTEREST ON DEBT ISSUED
TO BOT TO FINANCE ACQUISITION OF
BOT RESTAURANTS                                                         (6,806)

INCOME TAX EFFECT ON PROFORMA
AMOUNTS OF INTEREST ON
ACQUISITION DEBT INDEBTEDNESS                                           17,222
                                                 ----------         ----------

PROFORMA NET INCOME                              $2,079,660         $1,709,878
                                                 ==========         ==========

EARNINGS PER SHARE                                     $.34               $.29
                                                       ====               ====

EXHIBIT 11

                             BENIHANA INC.
            CALCULATION OF FULLY DILUTED EARNINGS PER SHARE

                                                     Seven Periods Ended
                                                 October 13,        October 8,
                                                    1996               1995
                                                 -----------        ----------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                5,998,133          5,815,545

CONVERTIBLE PREFERRED STOCK                         300,000

DILUTIVE EFFECT OF WARRANTS
OUTSTANDING                                                            101,793

DILUTIVE EFFECT OF STOCK OPTIONS
OUTSTANDING USED IN CALCULATION
OF EARNINGS PER SHARE                                76,257             65,389
                                                 ----------         ----------

                                                  6,374,660          5,982,727
                                                 ==========         ==========

NET INCOME                                       $2,143,679         $1,800,326

EFFECT OF DIVIDENDS ON PREFERRED
STOCK ISSUED IN CONNECTION WITH
THE REORGANIZATION                                                     (64,615)

PROFORMA INTEREST ON DEBT INCURRED
TO FINANCE ACQUISITION OF BOT
RESTAURANTS                                                            (36,250)

PROFORMA INTEREST ON DEBT ISSUED
TO BOT TO FINANCE ACQUISITION OF
BOT RESTAURANTS                                                         (6,806)

INCOME TAX EFFECT ON PROFORMA
AMOUNTS OF INTEREST ON
ACQUISITION DEBT INDEBTEDNESS                                           17,222
                                                 ----------         ----------

PROFORMA NET INCOME                              $2,143,679         $1,709,878
                                                 ==========         ==========

EARNINGS PER SHARE                                     $.34               $.29
                                                       ====               ====


                             SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Benihana Inc.
                                  (Registrant)




Date    November 4, 1996                          /s/ Joel A. Schwartz
      --------------------                        --------------------
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