Form 10-Q
period 1997-01-05
BENIHANA INC
filed 1997-01-29
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the Quarter Ended January 5, 1997

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


 Common stock $.10 par value, 3,527,066 shares outstanding at January 29,1997


       Class A common stock $.10 par value, 2,516,300 shares outstanding at January 29, 1997

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONSOLIDATED BALANCE SHEETS (See Note 2)

   All dollar amounts in thousands, except  per share amounts
                                                                                      (Unaudited)
                                                                                       January 5,       March 31,
                                                                                          1997             1996
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets
    Cash and equivalents                                                               $   6,532        $ 4,722
    Receivables (net of allowance for doubtful amounts of
        $37 in January 1997 and $57 in March 1996, respectively)
         Trade                                                                               188            155
         Affiliates                                                                           41             91
         Other                                                                                10              6
-------------------------------------------------------------------------------------------------------------------

    Total Receivables                                                                        239            252

    Inventories (Note 3)                                                                   2,877          1,833
    Prepaid expenses (Note 4)                                                              1,823            920
-------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                      11,471          7,727

Property and equipment, net                                                               24,377         24,915
Due from affiliates, long term                                                               205            232
Deferred income taxes                                                                      1,577          1,577
Other assets (Note 5)                                                                      2,097          1,806
-------------------------------------------------------------------------------------------------------------------


                                                                                        $ 39,727        $36,257
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable and accrued expenses                                              $   7,325       $  6,539
    Current maturities of long-term debt and
         obligations under capital leases                                                  1,392          1,488
-------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                  8,717          8,027

Long-term debt                                                                             5,409          6,104
Due to affiliates - long term                                                                334            439
Obligations under capital leases                                                           3,914          4,361

Stockholders' Equity
    Preferred stock - $1.00 par value;
         authorized - 5,000,000 shares, issued
         and outstanding - 2,000 shares                                                        2              2
    Common stock - $.10 par value;
         convertible, authorized - 12,000,000
         shares, issued and outstanding -
         3,527,066 shares and 3,516,066 shares,
         respectively                                                                        353            352
    Class A common stock - $.10 par value;
         authorized - 20,000,000 shares, issued
         and outstanding - 2,516,300 shares and
         2,316,300 shares, respectively                                                      252            232
    Additional paid-in capital                                                            14,839         14,285
    Retained earnings                                                                      5,907          2,455
-------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                                21,353         17,326
-------------------------------------------------------------------------------------------------------------------


                                                                                        $ 39,727        $36,257
-------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

                                 -1-

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (See Note 2)
(UNAUDITED)

   All dollar amounts in thousands, except  per share amounts

                                                                                       Three Periods Ended
                                                                                 January 5,        December 31,
                                                                                   1997               1995
-------------------------------------------------------------------------------------------------------------------
Revenues

Net restaurant food and beverage sales                                               $19,573         $18,837
Other income                                                                             253             132
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                        19,826          18,969

Costs and Expenses

Cost of restaurant food and beverage sales                                             5,078           4,789
Restaurant expenses                                                                   11,693          11,097
General and administrative expenses                                                      784           1,028
Interest expense                                                                         209             299
-------------------------------------------------------------------------------------------------------------------

Total Costs and Expenses                                                              17,764          17,213
-------------------------------------------------------------------------------------------------------------------


Income from operations before income taxes                                             2,062           1,756
Income tax provision                                                                     660             447
-------------------------------------------------------------------------------------------------------------------


Net Income                                                                           $ 1,402         $ 1,309
-------------------------------------------------------------------------------------------------------------------


Pro Forma Net Income Per Common Share (Note 6)
    Primary earnings per common share                                                $   .22         $   .21
    Fully diluted earnings per common share                                          $   .22         $   .21
-------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (See Note 2)
(UNAUDITED)

   All dollar amounts in thousands, except  per share amounts

                                                                                      Ten Periods Ended
                                                                                 January 5,        December 31,
                                                                                    1997               1995
-------------------------------------------------------------------------------------------------------------------
Revenues

Net restaurant food and beverage sales                                             $63,996          $59,942
Other income                                                                           611              397
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                      64,607           60,339

Costs and Expenses

Cost of restaurant food and beverage sales                                          16,430           15,896
Restaurant expenses                                                                 39,076           36,111
General and administrative expenses                                                  3,162            3,209
Interest expense                                                                       725              978
-------------------------------------------------------------------------------------------------------------------

Total Costs and Expenses                                                            59,393           56,194
-------------------------------------------------------------------------------------------------------------------


Income from operations before income taxes                                           5,214            4,145
Income tax provision                                                                 1,668            1,036
-------------------------------------------------------------------------------------------------------------------


Net Income                                                                         $ 3,546          $ 3,109
-------------------------------------------------------------------------------------------------------------------


Pro Forma Net Income Per Common Share (Note 6)
    Primary earnings per common share                                              $   .57          $   .50
    Fully diluted earnings per common share                                        $   .56          $   .50
-------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (See Note 2)
(UNAUDITED)

    All dollar amounts in thousands, except per share amounts


                                                             Class A           Additional
                                 Preferred     Common        Common             Paid-in              Retained
                                   Stock        Stock         Stock             Capital              Earnings
--------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996               $2         $352          $232              $14,285              $2,455

Net income                                                                                             3,546

Dividend on preferred stock                                                                              (94)

Exercise of stock options and
    warrants                           1           20           554


--------------------------------------------------------------------------------------------------------------


Balance, January 5, 1997              $2         $353          $252              $14,839              $5,907
--------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (See Note 2)
(UNAUDITED)

   All dollar amounts in thousands
                                                                                Ten Periods Ended
                                                                                     January 5,    December 31,
                                                                                        1997          1995
-------------------------------------------------------------------------------------------------------------------
Operating Activities

Net income                                                                             $ 3,546         $ 3,109
Adjustments to reconcile net income to net
    Cash provided by operating activities:
         Depreciation and amortization                                                   1,937           1,679
         Deferred taxes                                                                                    742
    Issuance of common stock for incentive compensation                                                      5
    Change in operating assets and liabilities
         that provided or (used) cash:
              Accounts receivable                                                           13              48
              Inventories                                                               (1,044)           (259)
              Prepaid expenses                                                            (903)           (106)
              Other assets                                                                (105)              2
              Accounts payable and accrued expenses                                        786            (995)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                4,230           4,225
-------------------------------------------------------------------------------------------------------------------


Investing activities

Expenditures for property and equipment                                                 (1,305)         (1,669)
Investment in Limited Partnership                                                         (253)
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                                 (1,558)         (1,669)
-------------------------------------------------------------------------------------------------------------------


Financing Activities

Repayment of long-term debt and obligations
    under capital leases                                                                (1,343)         (2,116)
Proceeds from issuance of long-term debt                                                                   319
Net cash distributed to BOT                                                                               (110)
Dividend paid                                                                              (94)            (77)
Proceeds from issuance of common stock                                                     575              45
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) financing activities                                                   (862)         (1,939)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                     1,810             617

Cash and cash equivalents, beginning of year                                             4,722           1,854
-------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents, end of period                                              $  6,532         $ 2,471
-------------------------------------------------------------------------------------------------------------------


Supplemental Cash Flow Information

Cash paid during the ten periods:
    Interest                                                                           $   623         $   603
    Income taxes                                                                         1,544             348


See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN PERIODS ENDED JANUARY 5, 1997 AND DECEMBER 31, 1995

(UNAUDITED)



1.  GENERAL

    The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at January 5, 1997) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the ten periods (forty weeks) ended January 5, 1997 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's fiscal year consists of 13 four-week accounting periods.

2.  BASIS OF PRESENTATION AND ACQUISITION

    The Company's financial statements and the discussion and data presented below reflect a reorganization pursuant to which the Company acquired seventeen restaurants, four license agreements and the U.S. trademarks of Benihana of Tokyo, Inc. and became the successor to Benihana National Corp. through the merger of BNC and a wholly owned subsidiary of the Company through a share-for-share exchange of common equity. Accordingly, the Company's financial statements for the period ended December 31, 1995 have been restated retroactively to include the historical accounts of BNC and the BOT Restaurants without adjustment. The reorganization has been accounted for in a manner similar to a pooling of interests since the parties to the transaction were under common control. In connection with the acquisition, the Company paid $3,000,000 in cash and issued 76,905 shares of Common Stock, 2,000 shares of $1.00 par value Class A Convertible Preferred Stock, and a 7 1/2% promissory note in the amount of $650,000.

3.  INVENTORIES

    Inventories consist of (in thousands):
                                             January 5,           March 31,
                                                1997                1996
                                             ----------           ---------
         Food and beverage                     $1,080              $   565
         Supplies                               1,797                1,268
                                               ------              -------

                                               $2,877              $ 1,833
                                               ======              =======

BENIHANA INC. AND SUBSIDIARIES



4.  PREPAID EXPENSES

         Prepaid expenses consist of (in thousands):
                                                     January 5,     March 31,
                                                        1997          1996
                                                     ----------     ---------
         Prepaid Deposits                             $    717       $    62
         Prepaid insurance                                 709           589
         Prepaid Rent                                      243             7
         Prepaid advertising                                 0            35
         Other                                             154           227
                                                      --------      --------

                                                      $  1,823      $    920
                                                      ========      ========

5.  OTHER ASSETS

         Other assets consist of (in thousands):
                                                     January 5,     March 31,
                                                        1997          1996
                                                     ----------     ---------
         Lease acquisition costs                      $    504      $    551
         Cash surrender value of officer's
           Life insurance                                  270           270
         Investment in Limited Partnership                 253
         Premium on liquor licenses                        651           651
         Security deposits                                 174           175
         Preopening expenses                                26            47
         Other                                             219           112
                                                      --------       -------

                                                        $2,097        $1,806
                                                      ========       =======

6.  PRO FORMA NET INCOME PER COMMON SHARE

         The pro forma primary net income per common share was computed by using the weighted average number of shares and dilutive common stock equivalents (6,081,822 shares in January 1997 and 5,991,248 shares in December 1995) of Common Stock and Class A Common Stock outstanding as of January 5, 1997. In addition to the weighted average number of shares and dilutive common stock equivalents, the calculation of fully diluted earnings per share includes 300,000 shares issuable upon conversion of the Preferred Stock. Fully diluted earnings per share assumes that the Preferred Stock was converted into Class A Common Stock as of the beginning of the fiscal year.

BENIHANA INC. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


OVERVIEW

The Company's financial statements and the discussion and data presented below reflect a reorganization completed in May 1995 pursuant to which the Company acquired seventeen restaurants, four license agreements and the U.S. trademarks of Benihana of Tokyo, Inc. and became the successor to Benihana National Corp.
(BNC) through the merger of BNC and a wholly owned subsidiary of the Company through a share-for-share exchange of common equity.

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

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation and restaurant patronage. Revenues are also dependent on the average check amount. Expenses are additionally dependent upon the costs of food and beverages sold, average wage rates, marketing costs and the costs of interest and administering restaurant operations.

The Company's revenues and net income surpassed the comparable periods in the previous year. Restaurant revenue increased by 3.9% and net income increased by 7.1% for the three periods. Restaurant revenue increased 6.8% and net income increased 14.1% for the ten periods ended January 5, 1997. Revenues continue to increase as a result of sustained increases in patronage and the resulting revenue improvements are reflected in increased net income and per share earnings. In the previous year's three and ten periods, the Company provided for federal income taxes net of benefits derived from net operating loss carryforwards. These net operating loss carryforwards were exhausted in the previous year and accordingly the Company is providing for federal income taxes at full statutory rates less income tax credits for FICA taxes paid on reported employee tip income.

REVENUES

The amounts of sales and the changes in amount and percentage change in amount of sales from the previous fiscal year are shown in the following tables.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


                                               Three Periods Ended                      Ten Periods Ended
                                            January 5,     December 31,              January 5,    December 31,
                                               1997            1995                     1997           1995
                                            ----------     ------------              ----------    ------------
Net restaurant sales                          $19,573         $18,837                  $63,996       $59,942
Other income                                      253             132                      611           397
                                              -------         -------                  -------       -------

                                              $19,826         $18,969                  $64,607       $60,339
                                              =======         =======                  =======       =======




                                               Three Periods Ended                    Ten Periods Ended
                                            January 5,      December 31,           January 5,     December 31,
                                               1997             1995                  1997            1995
                                            ----------      ------------           ----------     ------------
Amount of change in total revenues
    from previous year                        $   857         $ 1,750                 $4,268         $4,800
Percentage change from the
    previous year                                 4.5%           10.2%                   7.1%           8.7%

Three and Ten Periods Ended January 5, 1997 compared to December 31, 1995 -- Restaurant revenues continued to increase in the three and ten periods ended January 5, 1997 as compared to the equivalent periods ended December 31, 1995. The Company's trend of increases in comparable per unit sales continued during the three and ten periods. Patronage continues to increase resulting from favorable consumer response to the Company's advertising programs, from physical improvements made to several restaurant properties, including the opening of sushi bars at several of the Company's restaurants.

COSTS AND EXPENSES

Costs of restaurant sales, which are generally variable with sales, directly increased with changes in revenues for the three and ten periods. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's three and ten periods.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                                   Three Periods Ended                Ten Periods Ended
                                               January 5,      December 31,        January 5,     December 31,
                                                  1997             1995               1997            1995
                                               ----------      ------------        ----------     ------------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of restaurant food and
     beverage sales                              25.9%            25.4%               25.7%           26.5%
Restaurant expenses                              59.7%            59.9%               61.1%           60.2%
General and administrative expenses               4.0%             5.5%                4.9%            5.4%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of restaurant food and
     beverage sales                              $289             ($54)               $534           $  53
Restaurant expenses                              $596           $1,087              $2,966          $2,705
General and administrative expenses             ($244)            ($46)               ($48)           (122)

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of restaurant food and
    beverage sales                                6.0%            (1.1                3.4%              .3%
Restaurant expenses                               5.4%            10.9                8.2%             8.1%
General and administrative expenses             (23.7%)           (4.3%)             (1.5%)           (3.7%)

Three and Ten Periods Ended January 5, 1997 compared to December 31, 1995 -- The cost of food and beverage sales increased in total dollar amount for the three and ten periods and increased in the three periods and decreased in the ten periods. The comparable effect of the favorable long-term purchasing contracts that were made for certain seafood items covering most of the Company's restaurants have been largely realized. Restaurant expenses increased in total dollar amount during the three and ten periods, but when expressed as a percentage of sales, decreased in the three periods and increased in the ten periods. The increase was due to an increase in labor costs attributable to the additional personnel required for the extended hours of operations in some locations. Additionally, advertising and promotion expense increased during the current year's three and ten periods.

General and administrative costs decreased in total dollar amount for the three and ten periods, and also decreased in the three and ten periods when expressed as a percentage of sales. The amount decreased as a result of the collection of franchise receivables in the current year previously reserved. The decrease in the percentage of sales is attributable to the increase in sales compared to the generally fixed nature of such expenses.

Interest costs decreased in the three and ten periods of the current year as compared to the three and ten periods of the prior year. The decrease is attributable to the decrease in total principal balances outstanding over that of the prior year.

The effective income tax rate increased from 26% in the prior year to 32% in the current year due to the utilization of net operating loss carryforwards in the prior year.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company does not require significant amounts of inventory or receivables. Therefore, the Company, as is typical with many restaurant companies, does not have to provide financing for such amounts and operates with a minimum amount of working capital. During the ten periods, the Company improved its working capital position to $3,054,000 from a working capital deficiency of $300,000 at March 31, 1996. The Company's cash position has improved to $6,532,000 from $4,722,000, principally through the results of operations.

The Company has no material commitments for future capital improvements, but the Company expects that it will continue to make expenditures to improve the appearance and efficiency of its restaurants. The Company has signed leases for two Benihana Grill locations in Dallas, Texas and Sugarland (Houston), Texas opening in early fiscal 1998. The Company believes that it has sufficient cash resources from operating cash flows to provide for anticipated capital improvements as well as for construction and opening costs without additional borrowings.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibit 11 Calculation of Earnings Per Share
                       Exhbit 27 Financial Data Schedule

                  (b) None

EXHIBIT 11

                                 BENIHANA INC.
                    CALCULATION OF PRIMARY EARNINGS PER SHARE

                                                      Ten Periods Ended
                                                  January 5,       December 31,
                                                     1997              1995
                                                  ----------       ------------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                 6,004,931          5,818,606

DILUTIVE EFFECT OF WARRANTS
OUTSTANDING                                                             112,816

DILUTIVE EFFECT OF STOCK OPTIONS
OUTSTANDING USED IN CALCULATION
OF EARNINGS PER SHARE                                 76,891             59,826
                                                  ----------         ----------

                                                   6,081,822          5,991,248
                                                  ==========         ==========

NET INCOME                                        $3,546,433         $3,109,048

EFFECT OF DIVIDENDS ON PREFERRED
STOCK ISSUED IN CONNECTION WITH
THE REORGANIZATION                                   (92,308)           (92,308)

PROFORMA INTEREST ON DEBT INCURRED
TO FINANCE ACQUISITION OF BOT
RESTAURANTS                                                             (36,250)

PROFORMA INTEREST ON DEBT ISSUED
TO BOT TO FINANCE ACQUISITION OF
BOT RESTAURANTS                                                          (6,806)

INCOME TAX EFFECT ON PROFORMA
AMOUNTS OF INTEREST ON
ACQUISITION DEBT INDEBTEDNESS                                            17,222
                                                  ----------         ----------

PROFORMA NET INCOME                               $3,454,125         $2,990,906
                                                  ==========         ==========

EARNINGS PER SHARE                                      $.57               $.50
                                                        ====               ====

EXHIBIT 11

                             BENIHANA INC.
             CALCULATION OF FULLY DILUTED EARNINGS PER SHARE


                                                        Ten Periods Ended
                                                 January 5,        December 31,
                                                    1997              1995
                                                 ----------        ------------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                6,004,931          5,818,606

CONVERTIBLE PREFERRED STOCK                         300,000

DILUTIVE EFFECT OF WARRANTS
OUTSTANDING                                                            112,816

DILUTIVE EFFECT OF STOCK OPTIONS
OUTSTANDING USED IN CALCULATION
OF EARNINGS PER SHARE                                76,891             59,826
                                                 ----------         ----------

                                                  6,381,822          5,991,248
                                                 ==========         ==========

NET INCOME                                       $3,546,433         $3,109,048

EFFECT OF DIVIDENDS ON PREFERRED
STOCK ISSUED IN CONNECTION WITH
THE REORGANIZATION                                                     (92,308)

PROFORMA INTEREST ON DEBT INCURRED
TO FINANCE ACQUISITION OF BOT
RESTAURANTS                                                            (36,250)

PROFORMA INTEREST ON DEBT ISSUED
TO BOT TO FINANCE ACQUISITION OF
BOT RESTAURANTS                                                         (6,806)

INCOME TAX EFFECT ON PROFORMA
AMOUNTS OF INTEREST ON
ACQUISITION DEBT INDEBTEDNESS                                           17,222
                                                 ----------         ----------

PROFORMA NET INCOME                              $3,546,433         $2,990,906
                                                 ==========         ==========

EARNINGS PER SHARE                                     $.56               $.50
                                                       ====               ====

                              SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Benihana Inc.
                                  (Registrant)




Date       January 29, 1997                      /s/ Joel A. Schwartz
      --------------------------                 --------------------
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