Form 10-K
period 1997-03-30
BENIHANA INC
filed 1997-05-23
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended March 30, 1997

                                    or,

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                        Commission File No. 0-12644

                                Benihana Inc.
           (Exact name of registrant as specified in its charter)


                     Delaware                           65-0538630
           State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)           Identification No.)


           8685 Northwest 53rd Terrace, Miami, Florida          33166
           (Address of principal executive offices)           (Zip Code)

     (Registrant's telephone number, including area code): (305) 593-0770

        Securities  registered  pursuant to Section 12(b) of the Act:

                                    None

        Securities  registered  pursuant to Section 12 (g) of the Act:

                 Common  Stock,  par  value  $.10 per share
               Class A Common Stock, par value $.10 per share
                       Preferred Share Purchase Right

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 16, 1997, 3,557,366 shares of Common Stock and 2,516,300 shares of Class A Common Stock were outstanding, and the aggregate market value of the common equity of Benihana Inc. held by non-affiliates was approximately $31,728,170.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portion of the Registrant's Annual Report to Stockholders for the year ended March 30, 1997 are incorporated by reference in Parts I and II.

Portion of the Registrant's Proxy Statement for the Annual Meeting to be held July 31, 1997 are incorporated by reference in Part III.

Item 1.  Business

Benihana Inc. (The "Company") owns and operates 38 Benihana and Benihana Grill dinnerhouse restaurants and licenses twelve others.

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

Sales by the Company's owned restaurants were approximately $84,415,000 for the fiscal year ended March 30, 1997, as compared to approximately $81,094,000 for the prior fiscal year.

Benihana Format and Menu

The Benihana restaurants feature the teppanyaki style of Japanese cooking in which the food is prepared by a Benihana chef on a grill which forms a part of the table at which it is served. The Benihana restaurants feature a distinctly Japanese design creating an authentic atmosphere for its guests. Most of the Company's Benihana restaurants are open for both lunch and dinner. The restaurants have a limited menu offering a full course meal consisting of an appetizer, soup, salad, tea, and an entree of steak, seafood, chicken or a combination of them. Specific menu items may be different in the various restaurants depending upon the local geographic market. The servings are all portion controlled to provide consistency in quantities served to each customer. Alcoholic beverages, including specialty mixed drinks, wines, beers and soft drinks are available. The average check size per person was $22.42 during the year ended 1997. During the fiscal year ended March 30, 1997, beverage sales in both the lounges and dining rooms accounted for approximately 20% of total restaurant sales. The Company offers sushi both at the teppanyaki grill and at separate sushi bar areas within most restaurants.

Generally, an entire teppanyaki table is filled at one time. The chef is assisted in the service of the meal by the waitress or waiter who takes beverage and food orders. An entire dinnertime meal takes approximately one hour and thirty minutes.

In October 1995, the Company opened its first Benihana Grill restaurant. The Benihana Grill is a smaller version of the typical Benihana restaurant that is suitable for smaller markets and for strip shopping centers. The Company believes that the Benihana Grill provides greater potential for unit growth because the costs to design, construct and open the Benihana Grill is approximately one-third of the cost of a standard sized Benihana restaurant.

Of the 38 owned Benihana and Benihana Grill restaurants, 27 are located in free standing, special use restaurant buildings, three in shopping centers, and eight in office or hotel building complexes. The free standing restaurants were built to the Company's specifications as to size, style and interior and exterior decor. The other locations were adapted to the Benihana interior decor. The free standing units, which are generally one story buildings, average approximately 8,000 square feet and are constructed on a lot of approximately 1.25 to 1.50 acres with parking for 100 to 125 cars. The shopping center, office building and hotel based Benihana restaurants are of similar size, but differ somewhat in appearance from location to location in order to conform to the existing buildings. The designs for the Benihana Grill calls for between 3,500 and 4,000 square feet and 10 and 12 teppanyaki tables. A typical Benihana restaurant has eighteen teppanyaki tables. The Benihana restaurants seat from 86 to 178 persons in the dining rooms (at the teppanyaki tables which seat six to ten customers) and 8 to 120 persons in the bar lounge areas.

Operations and Control of Benihana Restaurants

The Benihana and Benihana Grill restaurants are centrally managed by the Executive Vice President - Restaurant Operations. The restaurants are divided among five geographic regions, each managed by a regional manager.

Each Benihana restaurant has a manager and one or more assistant managers responsible for the operation of the restaurant, including personnel matters, local inventory purchasing, maintenance of quality control standards, cleanliness and service.

The Company uses various incentive compensation plans pursuant to which key restaurant personnel share in the results of operations at both a local and company-wide level.

Specific strict guidelines as documented in restaurant operations manuals are followed to assure consistently high quality in customer service and food quality from location to location. Operating specifications are used for quality of ingredients, preparation of food, maintenance of premises and employee conduct and are incorporated in manuals used by the managers and assistant managers. Food products and portion sizes are regularly and systematically tested for quality and compliance with the Company's standards. Certain seafood items are purchased under long-term contracts for most of the restaurants under which a certain quantity is purchased at a specific price. Most of the other food products are purchased in local markets. Substantially all of the restaurant operating supplies are purchased centrally and distributed to the restaurants from the Company's warehouse or one of two bonded warehouses.

The chefs are trained in the Teppanyaki style of cooking and customer service in training programs lasting from eight to twelve weeks. A portion of the training is spent working in a Benihana restaurant under the direct supervision of an experienced head chef. The program includes lectures on the Company's method of restaurant operations and training in both table side and kitchen food preparation as applied in Benihana restaurants. Manager training is similar except that the manager trainee is given in-depth exposure to each position in the restaurant, from busboy to maitre'd to manager. Other categories of employees are trained by the manager and assistant manager at the restaurant itself. Ongoing continuing education programs and seminars are provided to restaurant managers and chefs to improve restaurant quality and implement changes in operating policy or menu items.

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

Licensees bear all direct costs involved in the development, construction and operation of their restaurants. The Company provides licensees support for site selection, prototypical architectural plans, interior and exterior design and layout, training, marketing and sales techniques and opening assistance. All licensees are required to operate their restaurants in accordance with Benihana standards and specifications including menu offerings, food quality and preparation.

The current standard licensing agreements provide for payment to the Company of a non-refundable license fee of $30,000 to $50,000 per restaurant and royalties of 3% to 6% of sales.

The Company presently licenses Benihana restaurants in Las Vegas, Nevada; Reno, Nevada; Beverly Hills, California; Seattle, Washington; Key West, Florida; Harrisburg; Pennsylvania; Tracy, California; Modesto, California; Honolulu, Hawaii; Bogota, Colombia; Little Rock, Arkansas and the Island of Aruba. To comply with the terms of these licenses entered into by the Company in the United States, the Company is prohibited from opening additional restaurants within certain areas (the "Licensee Zones") in which the Company's existing licensees have the exclusive right to open additional Benihana restaurants. In general, such license agreements currently provide for an initial payment to Benihana with respect to each new restaurant opened by a licensee (although in certain cases, no license fee is required) and continuing royalty payments to the licensor based upon a percentage of a licensee's gross sales from each such restaurant throughout the term of the license.

In connection with the Reorganization, BOT was granted an exclusive license to own and operate Benihana restaurants in the State of Hawaii, including the restaurant currently operated by BOT in Honolulu. BOT's license for Hawaii is royalty free with respect to all restaurants in Hawaii beneficially owned by Mr. Aoki.

BOT continues to own the rights to the Benihana name and trademarks outside of the United States, Central and South America and the islands of the Caribbean Sea. Except for certain obligations accrued in favor of the Company with respect to managerial services that may from time-to-time be provided by the Company, the Company has no financial interest in any restaurant operated by BOT.

Restaurant Expansion

The Company intends to open additional owned and licensed Benihana and Benihana Grill restaurants as specific opportunities arise and as permitted by the Company's financial resources. In evaluating prospective restaurant sites, the Company analyzes demographics (including income levels, family characteristics and other factors), local economic conditions, visibility and accessibility of the site, rate of growth, complementary businesses, traffic patterns and proximity to major thoroughfares and places of public concentration, such as shopping malls and offices. Management estimates the cost of building and equipping a restaurant to range between $650,000 and $750,000 for a Benihana Grill and $1,800,000 and $2,000,000 for standard Benihana restaurant depending on size and location. Such costs do not include the acquisition of land as the Company generally leases the real property underlying restaurant premises, although purchases of real property may be effected if favorable opportunities arise.

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

Trade Names and Service Marks

Benihana is Japanese for "red flower". In the United States "Benihana" and "Benihana of Tokyo" names and "flower" logo, which Management believes to be of material importance to the Company's business, are owned by the Company and are registered in the United States Patent and Trademark Office ("Patent Office") and certain foreign countries.

Employees

At March 30, 1997, the Company employed 1,823 persons, of which 1,777 were restaurant employees and 46 were corporate personnel. Certain of the Company's corporate employees perform administrative services for BOT for which the Company is reimbursed. Most employees, except restaurant management and corporate management personnel, are paid on an hourly basis. The Company also employs some restaurant personnel on a part-time basis to provide the services necessary during the peak periods of restaurant operations. The Company believes its relations with its employees is good.

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

The following table sets forth certain information concerning the Company's restaurants:

                                                                                                Renewal Options
                                        Approximate Seating                                    ----------------
                        Approx.     ----------------------------              Expiration Date             Years
                      Sq. Ft. of    Dining                Sushi      Date      Exclusive of    No. Of    of Each
Benihana Location      Building      Room     Lounge       Bar      Opened       Options       Options   Options
-----------------     ---------     ------    ------      -----     ------    ---------------  -------   -------
2100 E. Ball Rd.         8,710      160           67        36      03/17/80     03/31/05        3          5
Anaheim, CA (1)

2143 Peachtree Road      8,244      136           65        16      05/10/74     12/31/02        0          0
Atlanta [I], GA (2)

229 Peachtree St. NE     6,372      115           34        11      04/26/81     12/31/01        0          0
Atlanta [II], GA (1)

9205 S.W. Cascade        6,077      112           54        34      08/07/86     08/07/06        0          0
Beaverton, OR (1)

7315 Wisconsin Ave.      6,047      128           47                10/25/74     07/31/00        1          5
Bethesda, MD (1)

1496 Old Bayshore Hwy    8,740      160           99        27      02/28/78     01/31/03        4          5
Burlingame, CA (1)

5255 Marlton Pike        7,000      136           93        10      02/14/78     11/30/02        2          5
Pennsauken, NJ (1)
(Cherry Hill)

166 E. Superior Street   7,288      163           85                04/06/68     02/28/13        0          0
Chicago, IL (1)

50 Tri-County Pkwy       7,669      144           91                06/03/78     06/30/03        2          5
Cincinnati, OH (1)

17877 Gale Avenue        8,000      144           50        30      11/14/88     11/30/03        4          5
City of Industry, CA (1)

1989 Diamond Blvd.       8,250      144           84        18      02/12/80     02/28/05        4          5
Concord, CA (1)



(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)      Lease provides for fixed rent.




                                                                                                 Renewal Options
                                         Approximate Seating                                    -----------------
                       Approx.      ----------------------------              Expiration Date              Years
                      Sq. Ft. of    Dining                Sushi       Date     Exclusive of     No. Of    of Each
Benihana Location      Building      Room      Lounge      Bar       Opened      Options        Options    Option
-----------------     ---------     ----       ------     ------     ------   ---------------   -------   -------
2074 Vallco Fashion Pk   7,937      144          45         8        07/15/80     06/30/05         0         0
Cupertino, CA (1)

12700 Park Central Pl    8,007      160         115                  01/15/76     07/31/10         1         5
Dallas, TX (2)

3295 S. Tamarac Drive    7,572      128          82        10        02/17/77     12/31/01         1         5
Denver, CO (1)

16226 Ventura Blvd.      7,790      152          64                  10/06/70     03/31/00         0         0
Encino, CA (2)

276 E. Commercial Blvd.  8,965      160          70                  06/05/70       N/A          Owned      N/A
Lauderdale-by-the-Sea,
FL

1318 Louisiana St.       6,938      128          60        12        05/09/75     05/31/99         0         0
Houston [I], TX (2)

9707 Westheimer Rd.      7,669      144         120        10        11/11/77     11/30/02         2         5
Houston [II], TX (1)

8830 Keystone Crossing   8,460      144          93                  02/08/79     02/29/04         2         5
Indianapolis, IN (1)

8727 So. Dixie Hwy.      8,700      122          66        15        03/24/89     12/31/03         0         0
Miami,  FL (2)
(Kendall)

747 E. Butterfield Rd.   9,200      168          51                  04/13/85       N/A          Owned      N/A
Lombard, IL

1510 Lake Shore Court    7,572      128          88                  07/20/78     07/31/03         2         5
Louisville, KY (1)

2105 Northern Blvd.      8,252      144          88        75        12/15/78     08/31/03         2        10
Munsey Park, NY (1)
(Manhasset)



(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)      Lease provides for fixed rent.




                                                                                                  Renewal Options
                                       Approximate Seating                                      ------------------
                       Approx.      ----------------------------              Expiration Date              Years
                      Sq. Ft. of    Dining                Sushi       Date     Exclusive of     No. Of     of Each
Benihana Location      Building      Room      Lounge      Bar       Opened       Options       Options    Option
-----------------     ----------    ------     ------     -----     --------  ---------------   -------    -------
14160 Panay Way          4,840        96         66         6       03/24/72     05/14/01          0          0
Marina Del Rey, CA (1)

912 Ridgelake Blvd.      8,680       144         78        11       10/16/79     10/31/04          2          5
Memphis, TN (1)

1665 NE 79 Street        8,938       178         86        42       09/27/73       N/A           Owned       N/A
Miami Beach, FL

120 East 56 Street       3,859        86         24                 05/15/66     12/31/04          0          0
New York, NY (2)

47 West 56 Street        7,340       112         59                 06/16/73     03/31/98          0          0
New York, NY (1)

4250 Birch Street        8,275       144         72        26       03/14/78     03/31/02          5          5
Newport Beach, CA (4)

1751 Hotel Park Blvd.    8,145       128         85         7       10/19/88     10/18/98          2          5
Lake Buena Vista, FL
(Orlando) (3)

5489 E. Sunrise Blvd.    3,798        88          8         5       10/12/95     08/31/05          0          0
Citrus Heights, CA
(Sacramento)(1)

165 SW Temple Bldg. 1    7,530       120         72        10       04/14/77     03/31/06          2          5
Salt Lake City, UT (1)

477 Camino Del Rio So.   7,981       144         68        23       05/10/77     10/31/01          2          5
San Diego, CA (1)

1737 Post Street         7,990       140         45                 12/15/80     12/31/00          0          0
San Francisco, CA (1)

1200 E. Higgins Road     8,388       160         48                 07/26/92       N/A           Owned       N/A
Schaumburg, IL

840 Morris Turnpike     11,500       144         56        56       10/31/76     03/31/01          0          0
Short Hills, NJ (2)

3602 SE Ocean Blvd.      8,485       160         69        57       02/01/77         N/         Owned        N/A
Stuart, FL

21327 Hawthorne Blvd.    7,430       128         63        28       05/09/80     05/31/05          2          5
Torrance, CA (1)


(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)      Lease provides for fixed rent.
(3)      Rent is based on a percentage of sales.
(4)      Rent is fixed plus a percentage of profits.


The Company leases approximately 10,100 square feet of space for its general administrative offices in Miami at an annual rental of $169,757 and 8,000 square feet for a warehouse also in Miami at an annual rental of $24,335. The leases expires May 31, 1999 and October 31, 1997, respectively.

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

                                PART II


Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to page 27 of the Company's 1997 Annual Report to Shareholders.

Item 6.  Selected Consolidated Financial Data

The information required by this Item is incorporated herein by reference to page 1 of the Company's 1997 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated herein by reference to pages 7 through 10 of the Company's 1997 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference to pages 11 through 24 of the Company's 1997 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                PART III


Item 10.  Directors and Executive Officers of the Company

Directors. The information appearing under the caption "Election of Directors" on pages 2 through 4 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on July 31, 1997 (the "Proxy Statement") is incorporated herein by reference.

Item 11.  Executive Compensation

The information appearing under the caption "Executive Compensation" commencing on page 7 of the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information appearing under the caption "Security Ownership of Management" on pages 4 through 7 of the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information appearing under the captions "Certain Relationships and Related Transactions" commencing on page 11 of the Proxy Statement is incorporated herein by reference.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.   Financial Statements:

              The following consolidated financial statements of the Company and its subsidiaries, which are set forth on pages 11 through 24 of the Company's 1997 Annual Report to Shareholders included herein as Exhibit 13, are incorporated herein by reference as part of this report.

              Consolidated  Balance  Sheets as of March  30,  1997 and March 31,
              1996.

              Consolidated Statements of Income for the fifty-two weeks ended March 30, 1997, the fifty-three weeks ended March 31, 1996 and fifty-two weeks ended March 26, 1995.

              Consolidated Statements of Stockholders' Equity for the fifty-two weeks ended March 30, 1997, the fifty-three weeks ended March 31, 1996 and fifty-two weeks ended March 26, 1995.

              Consolidated Statements of Cash Flows for the fifty-two weeks ended March 30, 1997, the fifty-three weeks ended March 31, 1996 and the fifty-two weeks ended March 26 1995.

              Notes to Consolidated Financial Statements.

              Report of Independent Accountants.

         2.   Financial Statement Schedules:

              None.

              Supplemental Exhibit of Calculation of Earnings Per Share.

         3.   Exhibits:

              2.01 Amended and Restated Agreement and Plan of Reorganization, dated as of December 29, 1994 and amended as of March 17, 1995 among BNC, BOT, the Company and BNC Merger Corp. Incorporated by reference to Exhibit 2.01 to the Company's Registration Statement on Form S-4, Registration No. 33-88295, made effective March 23, 1995 (the "S-4").

              3.01         Certificate of Incorporation of the Company.
                           Incorporated by reference to Exhibit 3.01 to the S-4 and to Exhibit 1 on Form 8-A dated February 12, 1997.

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

              10.12 Benihana Incentive Compensation Plan. Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

              10.13 1996 Class A Stock Option Plan. Incorporated by reference to Exhibit A to Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held on July 19, 1996.

              11.01        Supplemental  Schedule - Calculation of Earnings Per
                           Share.

              13.01 Portions of Annual Report to Stockholders for the year ended March 30, 1997.

              22.01 List of Subsidiaries. Incorporated by reference to Exhibit No. 22.01 to the S-4.

              23.01        Consent of Deloitte & Touche LLP.

              23.02        Consent of Deloitte & Touche LLP.

(b)      Reports on Form 8-K.

         None.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 23, 1997           BENIHANA INC.

By:          /s/ Joel A. Schwartz
          Joel A. Schwartz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the registrant and in the capacities indicated.


Signature                       Title                             Date


/s/ Rocky H. Aoki               Chairman of the                   May 23, 1997
-----------------------         Board and Director
Rocky H. Aoki                   (Principal Executive Officer)


/s/ Joel A. Schwartz            President and                     May 23, 1997
-----------------------         Director (Principal
Joel A. Schwartz                Executive Officer)


/s/ Taka Yoshimoto              Executive Vice President -        May 23, 1997
-----------------------         Restaurant Operations
Taka Yoshimoto                  and Director


/s/ Irwin K. Chapman            Director                          May 23, 1997
-----------------------
Irwin K. Chapman

/s/ Robert B. Greenberg         Director                          May 23, 1997
-----------------------
Robert B. Greenberg

/s/ John E. Abdo                Director                          May 23, 1997
-----------------------
   John E. Abdo

/s/ Michael R. Burris           Treasurer and Vice                May 23, 1997
-----------------------         President of Finance
Michael R. Burris               (Chief Financial Officer and
                                Principal Accounting Officer)


/s/ Darwin C. Dornbush          Secretary and Director            May 23, 1997
-----------------------
Darwin C. Dornbush


EXHIBIT 11.01

                                   BENIHANA INC.
                      CALCULATION OF PRIMARY EARNINGS PER SHARE

                                                               YEAR ENDED
                                                               ----------
                                                    1997           1996           1995
                                                 ----------     ----------     ----------
Weighted average number of
  shares outstanding                              6,017,281      5,821,191      5,732,151

Common Stock issued to BOT in
  connection with the reorganization                                               76,905

Dilutive effect of warrants
  outstanding                                                      118,629         24,732

Dilutive effect of stock options
  outstanding used in calculation
  of earnings per share                              52,041         62,884         32,679
                                                 ----------     ----------     ----------
                                                  6,069,322      6,002,704      5,866,467
                                                 ==========     ==========     ==========

Net income                                       $4,947,000     $4,410,000     $2,751,000

Pro forma effect of dividend on
  Preferred Stock issued in
  connection with the reorganization               (120,000)      (120,000)      (120,000)

Pro forma interest on debt incurred to
  finance acquisition of BOT
  restaurants                                                      (36,250)      (261,000)

Pro forma interest on debt issued to
  BOT to finance acquisition of BOT
  restaurants                                                       (6,806)        49,000)

Income tax effect on interest on
  acquisition debt indebtedness                                     17,222        124,000
                                                 ----------     ----------     ----------

Pro Forma Net Income                             $4,827,000     $4,264,166     $2,445,000
                                                 ==========     ==========     ==========

Primary Earnings Per Share                             $.80           $.71           $.42
                                                       ====           ====           ====


                      CALCULATION OF FULLY DILUTED EARNINGS PER SHARE

                                                               YEAR ENDED
                                                               ----------
                                                    1997           1996           1995
                                                 ----------     ----------     ----------
Weighted average number of
  shares outstanding                              6,017,281      5,821,191      5,732,151

Convertible Preferred Stock                         300,000        300,000

Common Stock issued to BOT in
  connection with the rorganization                                                76,905

Dilutive effect of warrants
  outstanding                                                      118,629         24,732

Dilutive effect of stock options
  outstanding used in calculation of
  earnings per share                                 52,041         62,884         32,679
                                                 ----------     ----------     ----------

                                                  6,369,322      6,002,704      5,866,467
                                                 ==========     ==========     ==========

Net Income                                       $4,947,000     $4,410,000     $2,751,000
                                                 ==========     ==========     ==========

Fully Diluted Earnings Per Share                       $.78           $.70           $.42
                                                       ====           ====           ====


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

The financial data in the following table is qualified in its entirety by, and should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analyses of Financial Condition and Results of Operations."



                                                                    Years Ended
                                        March 30,      March 31,      March 26,       March 27,      March 28,
                                          1997           1996           1995            1994           1993
                                        ---------      ---------      ---------       ---------      ---------
                                           (All dollar amounts in thousands, except per share amounts)
INCOME STATEMENT DATA

NET RESTAURANT SALES                     $84,415        $81,094        $72,772         $69,315        $64,939
OTHER INCOME                                 789            512            492             451            459
COST OF SALES AND
    RESTAURANT EXPENSES                   72,904         69,804         64,764          62,354         59,423
GENERAL AND ADMINISTATIVE
    EXPENSES                               4,217          4,801          4,841           4,167          3,943
INTEREST EXPENSE, NET                        904          1,226          1,140           1,202          1,284
PROVISION FOR CLOSED UNITS                                                                 427

INCOME BEFORE TAXES                        7,179          5,775          2,519           1,616            748
INCOME TAX PROVISION
 (BENEFIT)                                 2,232          1,365           (232)           (423)           (80)
NET INCOME                                 4,947          4,410          2,751           2,039            828
PRO FORMA NET INCOME
   AVAILABLE FOR COMMON
   SHAREHOLDERS                            4,827          4,264          2,445           1,733            522
PRO FORMA NET INCOME
   PER COMMON SHARE (1):
       PRIMARY                              $.80           $.71           $.42            $.30           $.09
       FULLY DILUTED                        $.78           $.70           $.42            $.30           $.09


BALANCE SHEET DATA                                                                                   (Unaudited)

CURRENT ASSETS                           $11,570        $ 7,727        $ 5,111         $ 4,644        $ 4,607
TOTAL ASSETS                             $40,562        $36,257        $33,722         $34,220        $35,187
LONG-TERM DEBT
    AND OBLIGATIONS
    UNDER CAPITAL LEASES                 $ 9,354        $10,904        $12,883         $10,657        $12,697
CURRENT LIABILITIES                      $ 8,454        $ 8,027        $ 8,634         $ 8,764        $ 9,768
STOCKHOLDERS' EQUITY                     $22,754        $17,326        $12,205         $14,799        $12,722


(1) The pro forma net income per common share was computed using the weighted average shares and common stock equivalents outstanding in each year. The amounts of preferred dividends and interest expense that would have been incurred in the fiscal years ended 1995, 1994 and 1993 as a result of the acquisition of the BOT Restaurants have been factored in the calculation of pro forma net income per common share for all periods that are presented prior to the acquisition. (See Note 2 to the consolidated financial statements).

Overview

The Company continued to achieve earnings gains during 1997. Income before income taxes increased 24.3% to $7,179,000 in 1997 as compared to $5,775,000 in 1996 and $2,519,000 in 1995. After tax income increased 12.2% to $4,947,000 in
1997 as compared to $4,410,000 in 1996 and  $2,751,000 in 1995.  Net income as a percentage of sales was 5.9%, 5.4% and 3.8% in fiscal 1997, 1996 and 1995, respectively.

At March 30, 1997 there were 38 owned and twelve licensed Benihana restaurants. Four licensed restaurants opened in Little Rock, Arkansas; Reno, Nevada; the island of Aruba and Bogota, Colombia during fiscal 1997.

The Company's financial statements and the discussion and data presented below reflect the 1995 Reorganization pursuant to which the Company acquired 17 restaurants, four license agreements and the U.S. trademarks of Benihana of Tokyo, Inc. (BOT) and pursuant to which the Company became the successor of Benihana National Corp. (BNC) through the merger of BNC and a wholly owned subsidiary of the Company. The Reorganization was accounted for in a manner similar to that of a pooling of interests. Under the pooling of interests method, assets, liabilities and equity are carried over based upon their historical book values and operating results are included for each of the entire fiscal years presented. Additionally, pro forma effect to per share earnings was given for all periods prior to the Reorganization to the incremental amounts of interest on additional indebtedness and dividends on the preferred stock that was issued to effect the Reorganization.

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

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation and restaurant patronage. Revenues are also dependent on the average check amount and expenses are also dependent upon the costs of food and beverages sold, average wage rates, marketing costs and the costs of interest and administering restaurant operations.

Revenues

The amounts of revenues and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables (in thousands):

                                                    YEAR ENDED MARCH
                                            ---------------------------------
                                             1997         1996         1995
                                            -------      -------      -------
Net restaurant sales                        $84,415      $81,094      $72,772
Other income                                    789          512          492
                                            -------      -------      -------

Total Revenues                              $85,204      $81,606      $73,264
                                            =======      =======      =======



                                                     YEAR ENDED MARCH
                                            ---------------------------------
                                             1997         1996         1995
                                            -------      -------      -------
Amount of change from the previous year     $ 3,598      $ 8,342      $ 3,498

Percentage change from the previous year        4.4%        11.4%         5.0%

Comparable sales per restaurant             $ 2,263      $ 2,138      $ 1,966

Percentage growth in comparable sales
  per restaurant                                5.8%         8.7%         7.1%


Year ended March 30, 1997 compared to March 31, 1996 -- Total restaurant sales increased $3,321,000 over fiscal 1996. The increase in sales was achieved in a 52 week year as compared to the previous year which consisted of 53 weeks, which additional week in fiscal 1996 represented $1,667,000 of revenues. Comparable unit sales, excluding the additional week in the previous year, increased 5.8% during fiscal 1997. The increase is attributable to the continued increases in patronage from the introduction of sushi at six restaurants, from physical improvements made to several restaurant properties and from favorable consumer trends in the market in which the Company operates. Continuing favorable consumer trends in dining at the Company's restaurants include two wage earner families, consumers seeking entertainment while enjoying the dining experience, and other favorable demographic influences. Increases in patronage resulted in increased sales of $4,252,000 offset by a decrease in average check size. The average check size in 1997 was $22.42 compared to $22.68 in 1996. The reduction in average check size is a result of increased lunch traffic. Other income increased as a result of additional licensing fees of $180,000 and increased royalties of $97,000.

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

                                                       YEAR ENDED MARCH
                                                ------------------------------
                                                1997         1996         1995
                                                ----         ----         ----
COST AS PERCENTAGE OF RESTAURANT SALES:
Cost of restaurant food and beverage sales      25.7%        26.1%        28.5%
Restaurant expenses                             60.7%        60.0%        60.5%
General and administrative expenses              5.0%         5.9%         6.7%

AMOUNT OF CHANGE FROM PREVIOUS
YEARS (IN THOUSANDS):
Cost of restaurant food and beverage sales    $  530       $  384       $1,744
Restaurant expenses                           $2,570       $4,656       $  666
General and administrative expenses           $ (584)      $  (40)      $  674

Percentages increase(decrease):
Cost of restaurant food and beverage sales       2.5%          .2%         9.2%
Restaurant expenses                              5.3%        10.6%         1.5%
General and administrative expenses            (12.2%)        (.1%)       16.2%

Year ended March 30, 1997 compared to March 31, 1996 -- The cost of food and beverage sales increased in total amount as a result of increased sales but was reduced as a percentage of sales. Reductions in costs from the long-term purchasing contracts and pricing improvements have been largely realized.
Restaurant expenses increased in total amount and as a percentage of sales. Restaurant labor expense and related benefit costs increased $1,834,000 as a result of the increased sales. Additionally, occupancy costs increased as a result of higher rent expense from the aforementioned increased sales.

General and administrative costs decreased in total amount in the current year resulting from reduced compensation expense. Additionally, certain license fees were collected that had been written off in the prior year which contributed to the decrease. General and administrative expenses decreased when expressed as a percentage of sales due to the increase in sales coupled with the reduction of general and administrative expenses.

Interest expense decreased by $322,000 during the year. The decrease is attributable to the decrease in total borrowings outstanding from the prior year. Additionally, interest income increased by $186,000 as a result of interest earned.

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

Income Taxes

Prior to the year ended March 30, 1997, the Company had significant amounts of net operating loss carryforward that resulted in tax assets. Other tax assets resulted from income tax credits and certain temporary differences. Valuation allowances were established to reduce the tax assets when, in management's judgment that it was more likely than not that such assets would not be realized. Reductions in the valuation allowances were made when realization of the tax assets became probable as the Company's profitability improved. During 1996 all of the federal tax benefits of the net operating loss carryforwards were exhausted resulting in an increased effective tax rate for 1997 and future years. Additionally, the Company generated a net federal tax credit for FICA taxes paid on reported tip income of $426,000 in 1997 and $288,000 in 1996. The effective federal tax rate was 27% in fiscal 1997 and 17% in fiscal 1996.

Liquidity and Capital Resources

The Company does not require significant amounts of inventory or receivables. Therefore, the Company, as is typical with many restaurant companies, does not have to provide financing for such amounts and operates with a minimum amount of working capital.

The following  table  presents a summary of the  Company's  cash flow for fiscal
1997.

              Net cash provided by operating activities                $6,300
              Net cash used in investing activities                    (2,853)
              Net cash used in financing activities                    (1,126)
                                                                       ------

              Increase in Cash                                         $2,321
                                                                       ======

The Company's working capital increased by $3,416,000 for the year ended March 30, 1997 as a result of cash provided by operations.

Capital expenditures increased to $2,818,000 in fiscal 1997 compared to $2,156,000 in fiscal 1996. Capital spending has been accelerated to improve the appearance of the restaurants, to update restaurant equipment and to build sushi bars in certain restaurants. The Company has no material commitments for future capital improvements but the Company expects that it will continue to make expenditures to improve the appearance and efficiency of its restaurants. The Company has signed leases for two Benihana Grill locations in Dallas, Texas and Sugar Land, Texas which are expected to open in fiscal 1998. A total of $357,000 was expended for these two restaurants in fiscal 1997 and $1,043,000 is expected to be expended to complete the restaurants. The Company presently intends on opening additional locations during fiscal 1998 when suitable restaurant sites become available. Management believes that it has sufficient cash resources from operating cash flows to provide for the construction and opening costs. All capital improvements were funded from operating cash flow.

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

Operating cash flow for the fiscal years ended 1997 and 1996 was $6,300,000 and $7,395,000, respectively. The principal use of this cash was to repay long-term debt and capital lease obligations and expenditures for property and equipment in addition to improving existing restaurant properties and construction of the Dallas and Sugar Land restaurants.

Prior to the Reorganization, operating cash flows or deficits of the individual restaurant properties acquired from BOT were distributed to or advanced from the then owner, BOT. Such amounts are reflected in the statements of cash flows as a "net cash distributed to BOT." These distributions will not recur; however, the Company will be making payments to BOT under the terms of the preferred stock and promissory note issued to BOT as a part of the Reorganization.



BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

All dollar amounts in thousands, except per share amounts

Year ended                                               March 30,      March 31,      March 26,
                                                           1997           1996           1995
-------------------------------------------------------------------------------------------------------------------

Revenues

Net restaurant sales                                      $84,415        $81,094        $72,772
Other income                                                  789            512            492
-------------------------------------------------------------------------------------------------------------------

Total revenues                                             85,204         81,606         73,264
-------------------------------------------------------------------------------------------------------------------


Costs and Expenses

Cost of restaurant food and beverage sales                 21,658         21,128         20,744
Restaurant expenses                                        51,246         48,676         44,020
General and administrative expenses                         4,217          4,801          4,841
Interest expense                                              904          1,226          1,140
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                   78,025         75,831         70,745
-------------------------------------------------------------------------------------------------------------------


Income from operations before income taxes                  7,179          5,775          2,519
Income tax provision (benefit) (Note 11)                    2,232          1,365           (232)
-------------------------------------------------------------------------------------------------------------------


Net Income                                               $  4,947       $  4,410        $ 2,751
-------------------------------------------------------------------------------------------------------------------


Pro Forma Income Per Common Share (Note 1)
    Primary earnings per common share                    $    .80       $    .71        $   .42
    Fully diluted earnings per common share              $    .78       $    .70        $   .42
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements



BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

   All dollar amounts in thousands, except share information
                                                                                March 30,        March 31,
                                                                                  1997             1996
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                                  $  7,043         $  4,722
     Receivables (net of allowance for doubtful accounts of $27 in 1997 and $57 in 1996, respectively) (Note 10)
         Trade                                                                       218              155
         Other                                                                       324               97
-------------------------------------------------------------------------------------------------------------------

     Total receivables                                                               542              252
     Inventories (Notes 4, 10)                                                     3,148            1,833
     Prepaid expenses (Note 5)                                                       837              920
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                              11,570            7,727

Property and equipment, net (Notes 6, 9, 10)                                      25,416           24,915
Deferred income taxes, net (Note 11)                                               1,487            1,577
Other assets (Note 7)                                                              2,089            2,038
-------------------------------------------------------------------------------------------------------------------


                                                                                 $40,562          $36,257
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses (Note 8)                              $ 7,018          $ 6,539
     Current maturities of long-term debt and
         obligations under capital leases (Notes 9, 10)                            1,436            1,488
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                          8,454            8,027

Long-term debt (Note 10)                                                           5,271            6,104
Due to Affiliates, long-term (Note 10)                                               312              439
Obligations under capital leases (Note 9)                                          3,771            4,361

Stockholders' Equity (Notes 10, 12):
     Preferred stock - $1.00 par value; authorized - 5,000,000
       shares, issued and outstanding - 2,000 shares                                   2                2
     Common stock - $.10 par value; convertible into Class A
       Common, authorized - 12,000,000 shares, issued and
       outstanding - 3,557,366 and 3,516,066 shares, respectively                    356              352
     Class A Common stock - $.10 par value; authorized -
       20,000,000 shares, issued and outstanding -
       2,516,300 and 2,316,300 shares, respectively                                  252              232
     Additional paid-in capital                                                   14,978           14,285
     Retained earnings                                                             7,282            2,455
     Treasury stock - 9,177 shares at cost                                          (116)
-------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                        22,754           17,326
-------------------------------------------------------------------------------------------------------------------


                                                                                 $40,562          $36,257
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     All dollar amounts in thousands, except share information

                                                                                                     Retained
                                                                        Class A      Additional      Earnings
                                                Preferred   Common      Common         Paid-in     (Accumulated    Treasury
                                                  Stock      Stock      Stock          Capital       Deficit)       Stock
---------------------------------------------------------------------------------------------------------------------------

Balance, March 27, 1994                         $     2     $   349     $  232       $17,700       $(3,484)       $   -
  Cash paid and liabilities incurred for the
    acquisition of the BOT Restaurants
    (Note 2)                                                                          (4,363)
  Funds distributed to BOT                                                                            (982)
  Net income                                                                                         2,751
---------------------------------------------------------------------------------------------------------------------------


Balance, March 26, 1995                               2          349       232        13,337        (1,715)          -
  Issuance of 22,700 shares of stock under
    exercise of options                                           3                       73
  Issuance of 450 shares of common stock
    for incentive compensation                                                             5
  Tax benefit resulting from difference
    between book and tax bases of assets
    acquired from BOT                                                                    870
  Preferred stock dividend                                                                            (105)
  Funds distributed to BOT                                                                            (135)
  Net income                                                                                         4,410
---------------------------------------------------------------------------------------------------------------------------


Balance, March 31, 1996                               2          352       232        14,285         2,455           -
  Issuance of 41,000  shares of stock under
    exercise of options                                            4                     178
  Purchase of 9,177 shares of common stock                                                                         (116)
  Preferred stock dividend                                                                            (120)
  Issuance of 300 shares of common stock
    for incentive compensation                                                             3
  Issuance of 200,000 shares under
    exercise of warrants                                                     2           512
  Net income                                                                                         4,947
--------------------------------------------------------------------------------------------------------------------------


Balance, March 30, 1997                         $     2     $    356    $  252       $14,978       $ 7,282        $ 116)
--------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

     All dollar amounts in thousands
                                                                       March 30,      March 31,      March 26,
                                                                         1997           1996           1995
-------------------------------------------------------------------------------------------------------------------

Operating Activities:
     Net income                                                         $4,947         $4,410         $2,751
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                   2,427          2,416          2,136
         Issuance of common stock for incentive compensation                 3              5
     Deferred taxes                                                         90            676           (417)
     Change in operating assets and liabilities that provided
       (used) cash:
         Accounts receivable                                              (290)           149             29
         Inventories                                                    (1,315)          (274)           (91)
         Prepaid expenses                                                   83            377             (7)
         Other assets                                                     (124)            48            854
         Accounts payable and accrued expenses                             479           (412)           585
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                6,300          7,395          5,840
-------------------------------------------------------------------------------------------------------------------


Investing Activities:
     Expenditures for property and equipment                             2,818)        (2,156)        (1,264)
     Acquisition of BOT Restaurants                                                                     (713)
     Increase in cash surrender value of life insurance policy             (35)           (30)           (29)
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                 (2,853)        (2,186)        (2,006)
-------------------------------------------------------------------------------------------------------------------


Financing Activities:
     Dividends paid on preferred stock                                    (120)          (105)
     Proceeds from issuance of long-term debt                                             319
     Repayment of long-term debt and obligations under
        capital leases                                                  (1,604)        (2,496)        (2,454)
     Net cash distributed to BOT                                                         (135)          (982)
     Proceeds from issuance of common stock                                714             76
     Purchase of treasury stock                                           (116)
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) financing activities                                 (1,126)        (2,341)        (3,436)
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                2,321          2,868            398
Cash and cash equivalents, beginning of year                             4,722          1,854          1,456
-------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents, end of year                                  $7,043         $4,722         $1,854
-------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information Cash paid during the year for:
   Interest                                                            $   733         $  809         $  617
   Income taxes                                                        $ 2,061         $  353         $  214

Noncash Items:
   Long-term liabilities of $3,650,000 were incurred in connection with the agreement to acquire the BOT Restaurants in 1995. See Note 2.

   Capital lease obligations of $315,000 were incurred during 1995 when the Company entered into lease agreements for new equipment.

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 30, 1997, MARCH 31, 1996 AND MARCH 26, 1995

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business - Benihana Inc. and Subsidiaries ("The Company") is a Delaware corporation that owns and operates 38 Japanese teppanyaki-style restaurants and licenses twelve others. The Company has the rights to open, license and develop Benihana restaurants in the United States, Central and South America and the Caribbean islands.

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

         Fiscal Year - The Company's fiscal year is a 52/53 week year ending on the Sunday closest to March 31 of each year. During the year ended March 31, 1996, the Company's fiscal year consisted of 53 weeks.

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

         Property  and  Equipment - The  Company's  investment  in property  and equipment is stated at cost and includes expenditures for new facilities, additions to existing facilities, and interior design, capitalized interest and construction costs which relate to property and equipment. Depreciation and amortization are computed by the straight-line method over the estimated useful life (buildings - 30 years, restaurant furniture, fixtures and equipment - 8 years, office equipment - 8 years, and leaseholds - lesser of the lease terms, including renewal options, or useful life). During 1996, the Company reduced the lives of personal computers and related equipment from 8 to 3 years. The effect of the change in lives on depreciation expense was immaterial.

         Pro Forma Net Income Per Common Share - The pro forma net income per common share was computed by using the weighted average number of shares and dilutive common stock equivalents (6,069,000 shares in 1997, 6,003,000 shares in 1996 and 5,867,000 shares in 1995) of Common Stock and Class A Common Stock. The amounts of preferred dividends and interest expense that would have been incurred as a result of the acquisition of the BOT Restaurants (see Note 2) have been factored in the calculation of pro forma earnings per common share from the beginning of each of the fiscal years ended March 31, 1996, and March 26, 1995.

         Cash and Cash Equivalents - The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

         Accounting for Long-Lived Assets - Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" required that the Company evaluate its net investment in restaurant properties in relation to the estimated future cash flows expected to be generated from revenue productive assets to determine if an impairment of value exists. The Company has determined that no write down was necessary during fiscal 1997 and 1996 based upon such evaluation.

         Stock-Based Compensation - In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for transactions entered into in fiscal years beginning after December 15, 1995. As permitted by SFAS No. 123, the Company will continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and include certain required disclosures in its financial statements (Note 12).

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

         The acquisition of the BOT Restaurants has been accounted for in a manner similar to a pooling of interests since it was acquired from a company under common control. Under the pooling of interests method, assets, liabilities and equity are carried over based upon their historical book values and operating results are included for each of the entire fiscal years presented. Additionally, pro forma effect to per share earnings was given for all periods prior to the Reorganization for the incremental amounts of interest on additional indebtedness and dividends on the preferred stock that was issued to effect the Reorganization. The Company paid $3,000,000 in cash and issued 76,905 shares of Common Stock, 2,000 shares of $1.00 par value Class A Convertible Preferred Stock, and a 7 1/2% promissory note in the amount of $650,000.

3.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         In accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has estimated the fair value of financial instruments. The estimated fair value has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop such estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions could have a material effect on estimated fair value. The carrying value and estimated fair value of the financial instruments held by the Company as of March 30, 1997 are as follows (in thousands):



                                                                  1997                          1996
                                                          -----------------------------------------------------
                                                          Carrying     Estimated        Carrying     Estimated
                                                            Value      Fair Value         Value      Fair Value
                                                          --------     ----------       --------     ----------
         Financial assets
              Cash and cash equivalents                   $ 7,043      $ 7,043          $ 4,722      $ 4,722
              Receivables                                 $   861      $   833          $   595      $   568
              Cash surrender value of officer's
                  life insurance                          $   305      $   305          $   270      $   270

         Financial liabilities
              Bank and other indebtedness                 $ 6,543      $ 6,791          $ 7,495      $ 7,771

         The following  methods and  assumptions  were used to estimate the fair
         value  of  the  Company's  financial   instruments  for  which  it  was
         practicable to estimate that value:

         Cash and cash equivalents
              The  carrying  value   approximates  fair  value  because  of  the
              short-term nature of the instruments.

         Receivables
              The carrying value approximates the fair value of current receivables because of the short-term nature of these instruments. The fair value of long-term receivables was estimated based on discounted cash flows expected to be received using interest rates at which similar loans are made to borrowers with similar credit ratings.

         Long-term debt
              The fair value of outstanding borrowings under its long-term debt agreement approximates the carrying value since the interest rate floats subject to market conditions. The value of the interest rate swap agreement included in the fair value of the debt was obtained from dealer quotes which represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current market interest rates.

4.   INVENTORIES
         Inventories consist of (in thousands):
                                                                     March 30,          March 31,
                                                                       1997               1996
                                                                     ---------          ---------
         Food and beverage                                           $  1,243           $    565
         Supplies                                                       1,905              1,268
                                                                     --------           --------

                                                                     $  3,148           $  1,833
                                                                     ========           ========

5.   PREPAID EXPENSES
         Prepaid expenses consist of (in thousands):
                                                                     March 30,          March 31,
                                                                       1997               1996
                                                                     ---------          ---------
         Prepaid insurance                                           $    547           $    589
         Prepaid advertising                                               14                 35
         Other                                                            276                296
                                                                     --------           --------

                                                                     $    837           $    920
                                                                     ========           ========






6.   PROPERTY AND EQUIPMENT
         Property and equipment consist of (in thousands):
                                                                     March 30,          March 31,
                                                                       1997               1996
                                                                     ---------          ---------
         Land                                                         $ 4,824            $ 4,824
         Buildings                                                      9,566              9,374
         Leasehold improvements                                        22,998             21,254
         Restaurant furniture, fixtures, and equipment                 14,075             13,209
         Restaurant facilities and equipment under
            capital leases                                              7,655              8,198
                                                                      -------            -------
                                                                       59,118             56,859
         Less accumulated  depreciation and amortization
          (Including accumulated amortization of
          restaurant  facilities  and equipment
          under capital leases of $5,599 and $5,493 in
          1997 and 1996, respectively)                                 34,059             31,944
                                                                      -------            -------
                                                                       25,059             24,915
         Restaurants under construction                                   357
                                                                      -------            -------

                                                                      $25,416            $24,915
                                                                      =======            =======

7.   OTHER ASSETS
         Other assets consist of (in thousands):

                                                                     March 30,          March 31,
                                                                       1997               1996
                                                                     ---------          ---------
         Lease acquisition costs                                      $   490            $   551
         Cash surrender value of officer's life insurance                 305                270
         Premium on liquor licenses                                       651                651
         Long-term note receivable                                        196                232
         Security deposits                                                162                175
         Other                                                            285                159
                                                                      -------            -------

                                                                      $ 2,089            $ 2,038
                                                                      =======            =======

         Included in other assets are lease acquisition costs incurred in connection with the purchase of one restaurant. Such costs are being amortized over the life of the lease. Amortization expense was $61,000 each year for 1997, 1996 and 1995.

         Liquor licenses are stated at cost which, in the aggregate, is not in excess of market. Certain of the liquor licenses have unlimited lives provided that they are renewed annually (as is management's intention) and, accordingly, the cost of those liquor licenses is not amortized.

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of (in thousands):
                                                                     March 30,     March 31,
                                                                       1997          1996
                                                                     ---------     ---------
         Accounts payable                                            $ 2,351       $ 2,100
         Accrued salaries                                                687           363
         Accrued property taxes                                          293           446
         Accrued incentive compensation                                  866           736
         Taxes, other than income taxes                                  973           804
         Other accrued operating expenses                              1,848         2,090
                                                                     -------       -------

                                                                     $ 7,018       $ 6,539
                                                                     =======       =======

9.   LEASE OBLIGATIONS

         The Company conducts its business primarily using leased facilities. The typical restaurant lease is for a term of between 15 to 25 years with renewal options ranging from 5 to 25 years. The leases generally provide for the payment of property taxes, utilities, and various other use and occupancy costs. Rentals under certain leases are based on a percentage of sales in excess of a certain minimum level. Certain leases provide for increases based upon the changes in consumer price index. The Company is also obligated under various leases for restaurant equipment and for office space and equipment. Minimum payments under lease commitments are summarized below for capital and operating leases. The imputed interest rates used in the calculations for capital leases vary from 9.75% to 12% and are equivalent to the rates which would have been incurred to borrow, over a similar term, the amounts necessary to purchase the leased assets.

         The amounts of operating and capital lease obligations are as follows (in thousands):

                                                                    Operating        Capital
                                                                      Leases         Leases
                                                                    ---------       --------
         Fiscal year ending

         1998                                                        $ 2,044        $    916
         1999                                                          1,859             893
         2000                                                          1,795             893
         2001                                                          1,524             893
         2002                                                          1,161             893
         Thereafter                                                    7,230           1,558
                                                                     -------         -------

         Total minimum lease payments                                $15,612           6,046
                                                                     =======
         Less amount representing interest                                             1,799
                                                                                     -------
         Total obligations under capital leases                                        4,247
         Less current maturities                                                         476
                                                                                     -------
         Long-term obligations under capitalized
           leases at March 30, 1997                                                  $ 3,771
                                                                                     =======

         Rental expense consists of (in thousands):
                                                     March 30,         March 31,        March 26,
                                                       1997              1996             1995
                                                     ---------         ---------        ---------
         Minimum rental commitments                  $  3,310          $  3,162         $  2,994
         Rental based on percentage of sales            1,036               884              699
                                                     --------          --------         --------

                                                     $  4,346          $  4,046         $  3,693
                                                     ========          ========         ========

10.  LONG-TERM DEBT
        Long-term debt consists of (in thousands):
                                                                       March 30,        March 31,
                                                                         1997             1996
                                                                       ---------        ---------
        Notes payable - bank:
              Term loan                                                $  6,104         $  6,937

              7 1/2% Promissory Note due to BOT, payable
              in 60 monthly installments of $13 (See Note 2)                439              558
                                                                       --------         --------
                                                                          6,543            7,495

         Less current portion                                               960              952
                                                                       --------         --------

                                                                       $  5,583         $  6,543
                                                                       ========         ========

         In connection with the acquisition described in Note 2, the Company consolidated its outstanding bank indebtedness and an additional $3,300,000 of borrowings into one term loan arrangement (the Consolidated Loan) on May 15, 1995. The terms of the Consolidated Loan call for 83 equal monthly principal payments of $69,427 commencing June 1995 and a final payment of $1,868,775 in May 2002. Interest under the term loan accrues at either prime plus a margin from .75% to 1.75% or at LIBOR plus a margin from 2.25% to 3.25%. The interest rate margin depends upon the leverage ratio (liabilities divided by tangible net worth). During the year ended March 30, 1997, interest was accrued at LIBOR plus 2.50% (7.94% at March 30, 1997). In fiscal 1996, the Company entered into a seven year interest rate swap agreement involving the exchange of floating rate interest payment obligations for fixed rate payment obligations. The swap agreement was entered into to protect against significant increases in interest rates on the variable rate bank indebtedness. Periodic cash payments either received or paid pursuant to the swap are accrued on a settlement basis as an adjustment to interest expense. The original notional amount of the agreement was $8,900,000 and is reduced by $74,000 monthly until May 2002 when the balance of the agreement expires.

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



         The net deferred tax asset balance consists of (in thousands):
                                                    March 30, 1997                           March 31, 1996
                                          Assets     Liabilities      Total      Assets       Liabilities       Total
         -------------------------------------------------------------------------------------------------------------
         Excess book amortization for
             for pre-opening costs and
             capital leases               $  899        $  -          $  899     $   935       $   -            $  935
         Tax loss carryforwards                                                       99                            99
         Accelerated depreciation for
              tax purposes                                 708          (708)                      915            (915)
         Income tax credits                  963                         963       1,324                         1,324
         Other                               333                         333         134                           134
                                          ----------------------------------------------------------------------------

         Total asset (liability)          $2,195        $  708        $1,487     $ 2,492      $    915          $1,577
                                          ============================================================================

         The income tax provision (benefit) consists of (in thousands):
                                                                     March 30,         March 31,        March 26,
                                                                       1997              1996             1995
         --------------------------------------------------------------------------------------------------------
         Current:
             Federal (net of utilization of net operating loss
             of $5,488 and $1,800 in fiscal 1996 and
             1995, respectively)                                      $1,637            $   320          $    10
             State (net of utilization of net operating loss
             of $480 in 1995)                                            505                369              175

         Deferred:
             Federal and State                                            90                676             (417)
                                                                  -----------------------------------------------

         Income tax provision (benefit)                               $2,232             $1,365          $  (232)
                                                                  ===============================================

         The income tax provision (benefit) differed from the amount computed at the statutory rate as follows (in thousands):
                                                                     March 30,         March 31,        March 26,
                                                                       1997              1996             1995
         --------------------------------------------------------------------------------------------------------
         Federal income tax provision at statutory rate of 34%        $2,441            $1,963           $   856
         Change in valuation allowance                                                    (592)             (510)
         State income taxes, net of federal benefit                      333               244               117
         Subchapter S exemption                                                            (62)             (463)
         Tax credits, net                                               (426)             (288)             (282)
         Other                                                          (116)              100                50
                                                                      ------------------------------------------

         Income tax provision (benefit)                               $2,232            $1,365           $  (232)
                                                                      ===========================================

         BOT had elected to be treated as a Subchapter S Corporation whereby earnings, except in certain state jurisdictions, are taxable to the stockholder. No pro forma effect for federal income taxes has been recorded related to the earnings of the BOT Restaurants prior to its acquisition in fiscal 1995 since there were sufficient deferred tax assets available to offset such taxes.

12.  STOCKHOLDERS' EQUITY

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

         Stock Options - The Company has various stock option plans (a 1994 Employee Stock Option Plan, a 1996 Class A Stock Option Plan and a Directors Stock Option Plan) under which a maximum of approximately 850,000 shares of the Company's Common Stock may be issued. Options granted under the plans may not have terms exceeding ten years, and require an exercise price at market value on the date of the grant, or at 110% of market value in the case of optionees (for incentive stock options) that own more than 10% of the combined voting rights of the Company's Common and Class A Common Stock. Under the director's plan, options to purchase 2,500 shares are automatically granted to each of the Company's non-employee directors on the date of the Company's annual meeting.

         Additionally, the Company had a 1985 Stock Option Plan that expired on October 9, 1995. Certain options granted under such plan are still exercisable on varying dates through 2005.

         In connection with a previous issuance of long-term debt to a bank in 1990, the Company issued a warrant to purchase 200,000 shares of Class A Common Stock at a price of $2.66. This warrant was purchased from the bank by one of the members of the Company's Board of Directors during fiscal 1996 and was exercised during fiscal 1997.

         SFAS No. 123 requires entities that account for awards for stock-based compensation to employees in accordance with APB No. 25 to present pro forma disclosure of net income and earnings per share as if compensation cost was measured at the date of grant based on fair value of the award. The fair value for these options was estimated at the date of grant using a Black- Scholes option pricing model with the following weighted-average assumptions: a risk-free interest rate of 6.8%; no dividend yield; a volatility factor of 45%; and a weighted-average expected life of the options of 8 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's net income and net income per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                                      March 30,        March 31,
                                                        1997             1996
                                                      ---------        ---------
         Net income:
             As reported                               $4,947           $4,410
             Pro forma                                 $4,870           $4,386

         Primary earnings per share:
             As reported                                 $.80             $.71
             Pro forma                                   $.78             $.71

                                    32

         The above pro forma amounts reflect only the effect of stock options granted subsequent to April 1, 1995. Accordingly, the pro forma amounts may not be representative of the future effects on reported net income and earnings per share that will result from the future granting of stock options, since the pro forma compensation expense is allocated over the periods in which options become exercisable and net option awards are granted each year.

         The following table summarizes information about fixed-price stock options outstanding at March 30, 1997:

                                       Options Outstanding                             Options Exercisable
                               -----------------------------------------              ---------------------
                                            Weighted-
                                             Average          Weighted                             Weighted
          Ranges of                         Remaining         Average                               Average
          exercise                         Contratual        Exercise                              Exercise
           Prices               Number        Life             Price                 Number         Price
         ---------------------------------------------------------------------------------------------------
         $ 1 3/8 -  3 1/4       42,400         7              $ 2.52                 42,400         $ 2.52
           6 3/4 -  8 3/8       36,500         8                7.46                 36,500           7.46
           8 3/8 - 10 1/8      123,507         9                9.41                 41,169           9.41
          10 1/2 - 11 1/2       20,000         9               10.88                 20,000          10.88
         ----------------      -------                                              -------
         $ 1 3/8 -$11 1/2      222,407                                              140,069

         Transactions  under the above plans for the three years ended March 30,
         1997 are as follows:
                                                              March 30,         March 31,        March 26,
                                                                1997              1996             1995
         -------------------------------------------------------------------------------------------------
         Balance, beginning of year                            129,900           121,100            72,450
         Granted                                               133,507            31,500            61,000
         Canceled                                                                                  (10,000)
         Expired                                                                                    (2,350)
         Exercised                                             (41,000)          (22,700)
                                                               -------------------------------------------

         Balance, end of year                                  222,407           129,900           121,100
                                                               ===========================================

         Weighted average fair value of options
             granted during year                               $  9.57           $  8.69           $ 4.07

         On March 30, 1997, options for 140,069 of the shares are exercisable at prices ranging from $1 3/8 to $11 1/2.

         There were approximately 913,900 shares of common stock reserved at March 30, 1997, for issuance upon exercise of stock options under all stock option plans.

         Stock Rights - During fiscal 1997, the Company adopted a Shareholder Rights Plan and declared a distribution of one Preferred Share Purchase Right (Right) for each outstanding share of the Company's Common Stock and Class A Common Stock as of February 26, 1997 and for each share issued by the Company thereafter. The Rights operate to create substantial dilution to a potential acquiror who seeks to make an acquisition the terms of which the Company's Board of Directors believes is inadequate or structured in a coercive manner.

         Prior to becoming exercisable, the Rights are evidenced by the certificates representing the Common Stock and Class A Common Stock and may not be separately traded. The Rights become exercisable on the tenth day (or such later date as the Board of Directors may determine) after public announcement that a person or a group (subject to certain exceptions) has acquired 20% or more of the outstanding Common Stock or an announcement of a tender offer that would result in beneficial ownership by a person or a group of 20% or more of the Common Stock.

13.  INCENTIVE AND DEFERRED COMPENSATION PLANS

         In fiscal 1996, the Company adopted the Benihana Incentive Compensation Plan (Plan) whereby bonus awards are made if the Company attains a certain targeted return on equity. The purpose of the Plan is to encourage and enable officers and employees and align interests of Benihana employees with those of its shareholders. One-third of the amounts awarded is immediately made available to the employee and the remaining two-thirds is available ratably over the succeeding two years. Amounts allocated under the plan may be taken in cash, deferred in a non-qualified deferred compensation plan or be used to purchase the Company's Common Stock at 85% of its market value. The target rate, which for 1997 was 20% and for 1996 was 15%, is approved annually based upon a review of the return of other publicly traded restaurant businesses by the Compensation Committee of the Board of Directors. The amount of the awards is capped at 50% of the eligible salary of the employee (salary less 40% of the FICA salary base). Under the Plan, the Company accrued $450,000 and $503,000 for fiscal 1997 and 1996, respectively.

         In fiscal 1996, the Company adopted the Benihana Executive Retirement Plan whereby certain key executives may elect to defer up to 20% of their salary and 100% of their bonus until retirement or age 55, whichever is later, or due to disability or death. Employees may select from various investment options for their available account balances. Investment earnings are credited to their accounts.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarter ended (in thousands except for per share amounts)

                                                                    March 30, 1997
         -------------------------------------------------------------------------------------------------
                                               4th              3rd               2nd              1st
         REVENUES                              $20,597          $19,826           $19,176          $25,605
         GROSS PROFIT                           15,369           14,748            14,343           19,086
         NET INCOME                              1,401            1,402               841            1,303
         PRO FORMA NET INCOME
           PER COMMON SHARE:
             PRIMARY                           $   .23          $   .22           $   .13          $   .21
             FULLY DILUTED                     $   .22          $   .22           $   .13          $   .21

         Quarter ended (in thousands except for per share amounts)
                                                                    March 31, 1996
         -------------------------------------------------------------------------------------------------
                                               4th              3rd               2nd              1st
         REVENUES                              $ 21,267         $ 18,969          $ 17,699         $ 23,671
         GROSS PROFIT                            16,035           14,180            13,038           17,225
         NET INCOME                               1,301            1,309               689            1,111
         PRO FORMA NET INCOME
           PER COMMON SHARE:
             PRIMARY                           $    .21         $    .21          $    .11         $    .18
             FULLY DILUTED                     $    .21         $    .21          $    .11         $    .18


                      INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders of Benihana Inc:

We have audited the accompanying consolidated balance sheets of Benihana Inc. and subsidiaries (the Company) as of March 30, 1997 and March 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Benihana Inc. and subsidiaries as of March 30, 1997 and March 31, 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 1997 in conformity with generally accepted accounting principles.









Miami, Florida
May 9, 1997

COMMON STOCK INFORMATION

The Company's Common Stock and Class A Stock are traded in the Nasdaq National Market System. There were 326 holders of record of the Company's Common Stock and 474 holders of record of the Class A Common Stock at March 30, 1997.

The table below sets forth high and low bid prices for the Company's Common Stock and Class A Common Stock, which do not include commissions and mark-ups or mark-downs for the periods indicated. Such bid prices reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                            Fiscal Year Ended
                                                            -----------------
                                                March 30, 1997                 March 31, 1996
                                            ----------------------         ----------------------
                  COMMON STOCK              High            Low            High            Low
                  1st Quarter               16 1/4          10 1/4          8 3/4           7
                  2nd Quarter               14 1/8          10             10 3/8           8 3/8
                  3rd Quarter               14              10 7/8         10 3/4           9 7/8
                  4th Quarter               12               7             11 3/4          10 3/8



                                                            Fiscal Year Ended
                                                            -----------------
                                               March 30, 1997                 March 31, 1996
                                            ----------------------         ----------------------
                  CLASS A
                  COMMON STOCK              High            Low            High           Low
                  1st Quarter               10               8 3/8         5 1/2           4
                  2nd Quarter                9 3/8           7 3/4         7               5 1/8
                  3rd Quarter                9 3/16          7 1/2         8 3/8           6 3/8
                  4th Quarter                8 3/4           6 5/8         9 1/8           8 1/8

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

EXHIBIT 23.01


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in this Registration Statement of Benihana Inc. on Form S-8 of our report dated May 9, 1997 appearing in the Annual Report on Form 10-K of Benihana Inc. for the year ended March 30, 1997.




Deloitte & Touche LLP
Miami, Florida
May 21, 1997

EXHIBIT 23.02



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in this Registration Statement of Benihana Inc. on Form S-3 of our report dated May 9, 1997 appearing in the Annual Report on Form 10-K of Benihana Inc. for the year ended March 30, 1997, and to the reference to us under the heading "Experts" in the Prospectus, which is a part of this Registration Statement.





Deloitte & Touche LLP
Miami, Florida
May 21, 1997