Form 10-Q
period 1997-07-20
BENIHANA INC
filed 1997-08-12
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                      For the Quarter Ended July 20, 1997

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


  Common stock $.10 par value, 3,557,366 shares outstanding at August 11, 1997


Class A common stock $.10 par value, 2,516,300 shares outstanding at August 11, 1997

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FOUR PERIODS ENDED JULY 20, 1997




TABLE OF CONTENTS
                                                                          PAGE
PART I -      Financial Information

              Consolidated Balance Sheets at July 20, 1997
                (unaudited) and March 30, 1997                             1

              Consolidated Statements of Operations
                (unaudited) for the Four Periods
                Ended July 20, 1997 and July 21, 1996                      2

              Consolidated Statement of Stockholders' Equity
                (unaudited) for the Four Periods Ended
                July 20, 1997                                              3

              Consolidated Statements of Cash Flows
                (unaudited) for the Four Periods Ended
                July 20, 1997 and July 21, 1996                            4

              Notes to the Consolidated Financial
                Statements                                               5 - 6

              Management's Discussion and Analysis of the
                Financial Condition and Results of
                Operations                                               7 - 10


PART II -     Other Information                                            11

              Exhibit 11                                                   12

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONSOLIDATED BALANCE SHEETS

   All dollar amounts in thousands, except  per share amounts
                                                                                      (Unaudited)
                                                                                        July 20,       March 30,
                                                                                          1997           1997
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                                                               $ 6,806          $ 7,043
    Receivables (net of allowance for doubtful amounts of
        $22 in July 1997 and $27 in March 1997, respectively)
         Trade                                                                             192              218
         Other                                                                              71              324
-------------------------------------------------------------------------------------------------------------------

    Total Receivables                                                                      263              542

    Inventories (Note 3)                                                                 3,008            3,148
    Prepaid expenses (Note 4)                                                              733              837
-------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                    10,810           11,570

Property and equipment, net                                                             26,349           25,416
Deferred income taxes, net                                                               1,487            1,487
Other assets (Note 5)                                                                    2,294            2,089
-------------------------------------------------------------------------------------------------------------------

                                                                                       $40,940          $40,562
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable and accrued expenses                                              $ 6,766          $ 7,018
    Current maturities of long-term debt and
         obligations under capital leases                                                1,421            1,436
-------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                8,187            8,454

Long-term debt                                                                           4,993            5,271
Due to affiliates - long term                                                              267              312
Obligations under capital leases                                                         3,631            3,771

Stockholders' Equity
    Preferred stock - $1.00 par value;
         authorized - 5,000,000 shares, issued
         and outstanding - 1,500 shares and
         2,000 shares, respectively                                                          2                2
    Common stock - $.10 par value;
         convertible into Class A Common, authorized - 12,000,000 shares, issued and outstanding - 3,557,366 shares and 3,557,366 shares,
         respectively                                                                      356              356
    Class A common stock - $.10 par value;
         authorized - 20,000,000 shares, issued
         and outstanding - 2,516,300 shares and
         2,516,300 shares, respectively                                                    252              252
    Additional paid-in capital                                                          14,978           14,978
    Retained earnings                                                                    8,390            7,282
    Treasury stock - 9,177 shares at cost                                                 (116)            (116)
-------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                              23,862           22,754
-------------------------------------------------------------------------------------------------------------------

                                                                                       $40,940          $40,562
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                                 -1-

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

   All dollar amounts in thousands, except  per share amounts

                                                                                       Four Periods Ended
                                                                                    July 20,         July 21,
                                                                                      1997             1996
-------------------------------------------------------------------------------------------------------------------
Revenues

Net restaurant food and beverage sales                                              $27,400          $25,404
Other income                                                                            189              201
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                       27,589           25,605

Costs and Expenses

Cost of restaurant food and beverage sales                                            7,030            6,519
Restaurant expenses                                                                  16,528           15,544
General and administrative expenses                                                   1,383            1,326
Interest expense                                                                        217              300
-------------------------------------------------------------------------------------------------------------------

Total Costs and Expenses                                                             25,158           23,689
-------------------------------------------------------------------------------------------------------------------


Income from operations before income taxes                                            2,431            1,916
Income tax provision                                                                    791              613
-------------------------------------------------------------------------------------------------------------------


Net Income                                                                          $ 1,640          $ 1,303
-------------------------------------------------------------------------------------------------------------------


Net Income Per Common Share (Note 6)
    Primary and fully diluted earnings per common share                             $   .26          $   .21
-------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

    All dollar amounts in thousands, except per share amounts


                                                                    Class A        Additional
                                        Preferred    Common          Common          Paid-in         Retained       Treasury
                                          Stock       Stock          Stock           Capital         Earnings          Stock
-----------------------------------------------------------------------------------------------------------------------------

Balance, March 30, 1997                     $2         $356           $252           $14,978           $7,282         ($116)

Net income                                                                                              1,640

Preferred stock redeemed                                                                                 (500)

Dividend on preferred stock                                                                               (32)

-----------------------------------------------------------------------------------------------------------------------------


Balance, July 20, 1997                      $2         $356           $252           $14,978           $8,390         ($116)
-----------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

   All dollar amounts in thousands
                                                                                         Four Periods Ended
                                                                                        July 20,      July 21,
                                                                                          1997          1996
-------------------------------------------------------------------------------------------------------------------
Operating Activities

Net income                                                                               $1,640        $1,303
Adjustments to reconcile net income to net
    Cash provided by operating activities:
         Depreciation and amortization                                                      764           803
    Change in operating assets and liabilities
         that provided or (used) cash:
              Accounts receivable                                                           279           (33)
              Inventories                                                                   139          (445)
              Prepaid expenses                                                              105           171
              Other assets                                                                 (239)           19
              Accounts payable and accrued expenses                                        (251)          168
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                 2,437         1,986
-------------------------------------------------------------------------------------------------------------------

Investing activities

Expenditures for property and equipment                                                  (1,664)         (447)
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                                  (1,664)         (447)
-------------------------------------------------------------------------------------------------------------------

Financing Activities

Repayment of long-term debt and obligations
    under capital leases                                                                   (478)        (483)
Preferred stock redeemed                                                                   (500)
Dividend paid                                                                               (32)         (37)
Proceeds from issuance of common stock                                                                    39
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) financing activities                                                  (1,010)        (481)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       (237)       1,058

Cash and cash equivalents, beginning of year                                              7,043        4,722
-------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents, end of period                                                 $6,806       $5,780
-------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information

Cash paid during the four periods:
    Interest                                                                             $  215       $  261
    Income taxes                                                                          1,007          303


See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 20, 1997 AND JULY 21, 1996

(UNAUDITED)



1.  GENERAL

    The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at July 20, 1997) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the four periods (sixteen weeks) ended July 20, 1997 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's fiscal year consists of 13 four-week accounting periods.

2.  INVENTORIES

    Inventories consist of (in thousands):
                                                July 20,              March 30,
                                                  1997                  1997
                                                -------               --------
         Food and beverage                      $1,235                 $1,243
         Supplies                                1,773                  1,905
                                                ------                 ------

                                                $3,008                 $3,148
                                                ======                 ======

3.  PREPAID EXPENSES

         Prepaid expenses consist of (in thousands):
                                                July 20,             March 30,
                                                  1997                 1997
                                                -------              --------
         Prepaid insurance                      $  305                $  547
         Other                                     428                   290
                                                ------                ------

                                                $  733                $  837
                                                ======                ======

BENIHANA INC. AND SUBSIDIARIES




4.  OTHER ASSETS
         Other assets consist of (in thousands):

                                                  July 20,           March 30,
                                                    1997               1997
                                                  --------           --------
         Lease acquisition costs                  $  471              $  490
         Cash surrender value of officer's
             life insurance                          305                 305
         Premium on liquor licenses                  651                 651
         Long-term note receivable                   184                 196
         Security deposits                           153                 162
         Preopening expenses                         175                  46
         Other                                       355                 239
                                                  ------              ------

                                                  $2,294              $2,089
                                                  ======              ======

5.  NET INCOME PER COMMON SHARE

         The primary net income per common share was computed by using the weighted average number of shares and dilutive common stock equivalents (6,115,589 shares in July 1997 and 6,055,008 shares in July 1996) of Common Stock and Class A Common Stock outstanding as of July 20, 1997. In addition to the weighted average number of shares and dilutive common stock equivalents, the calculation of fully diluted earnings per share includes shares issuable upon conversion of the Preferred Stock. Fully diluted earnings per share assumes that the Preferred Stock was converted into Class A Common Stock as of the beginning of the fiscal year.

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

The Company continues to achieve revenue, net income and earnings per share growth. Restaurant revenue increased 7.9%, net income increased 25.9% and earnings per share increased 23.8%, respectively, when compared to the comparable four periods in the prior year. The Company continues to enjoy sustained increases in patronage. The aforementioned increase in patronage has led to increased revenues, net income and per share earnings.

REVENUES

The amounts of sales and the changes in amount and percentage change in amount of sales from the previous fiscal year are shown in the following tables.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


                                                 Four Periods Ended
                                               July 20,         July 21,
                                                 1997             1996
                                              ---------         --------
Net restaurant sales                           $27,400           $25,404
Other income                                       189               201
                                               -------           -------

Total Revenues                                 $27,589           $25,605
                                               =======           =======

                                                 Four Periods Ended
                                                July 20,        July 21
                                                  1997            1996
                                               ---------        -------
Amount of change in total revenues
    from previous year                         $ 1,996          $ 1,934

Percentage of change from the
    previous year                                  7.9%             8.2%

Four Periods Ended July 20, 1997 compared to July 21, 1996 -- Restaurant revenues continued to increase in the four periods ended July 20, 1997 as compared to the equivalent periods ended July 21, 1996. The Company's trend of increases in comparable per unit sales continued during the four periods increasing 7.6% in the current four periods as compared to 7.1% in the previous four periods. Patronage continues to increase resulting from favorable consumer response to the Company's advertising programs, from physical improvements made to several restaurant properties, including the opening of sushi bars at four of the Company's restaurants. The Company serves sushi at all of its restaurants and currently operates a sushi bar at 26 of its 40 restaurants.

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

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                                    Four Periods Ended
                                                July 20,           July 21,
                                                  1997               1996
                                                --------           --------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of restaurant food and
     beverage sales                               25.7%              25.7%
Restaurant expenses                               60.3%              61.2%
General and administrative expenses                5.1%               5.2%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of restaurant food and
     beverage sales                               $511                $73
Restaurant expenses                               $985             $1,399
General and administrative expenses               $ 57             $  144

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of restaurant food and
    beverage sales                                 7.8%               1.1%
Restaurant expenses                                6.3%               9.9%
General and administrative expenses                 .4%              12.2%

Four Periods Ended July 20, 1997 compared to July 21, 1996 -- The cost of food and beverage sales increased in total dollar amount for the four periods but remained constant when expressed as a percentage of sales. Restaurant expenses increased in total dollar amount during the four periods, but decreased when expressed as a percentage of sales. The increase in the amount related to additional labor is attributable to increased customer traffic. Occupancy costs increased as a result of higher percentage rent expense increased in sales. Advertising and promotion expense increased during the current year's four periods due to additional media exposure for the Company's sushi bars.

General and administrative costs increased nominally in total dollar amount for the four periods. The decrease in the percentage of sales is attributable to the increase in sales compared to the generally fixed nature of such expenses.

Interest costs decreased in the four periods of the current year as compared to the four periods of the prior year. The decrease is attributable to the decrease in total principal balances outstanding over that of the prior year. Additionally, interest income increased as a result of interest earned.

The effective federal income tax rate increased to 28% for fiscal 1998 as compared to 27% in fiscal 1997. The income tax provision for both the current year and prior year reflect a net federal tax credit for FICA taxes on reported tip income.

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

The Company expects that it will continue to make expenditures to improve the appearance and efficiency of its restaurants and also expand capacity at its existing restaurants. The Company has signed leases for a sushi restaurant in Ft. Lauderdale, Florida and for a traditional Benihana restaurant in Ontario, California opening in winter of 1997 and spring of 1998, respectively.

On July 22, 1997, the Company entered into an Agreement and Plan of Merger ("the Agreement") under which the Company will acquire Rudy's Restaurant Group, Inc. ("Rudy's"). Rudy's owns and operates nine teppanyaki-style Japanese restaurants in Florida, Ohio, Michigan, Minnesota, Pennsylvania and Washington D.C. under the names Samurai and Kyoto. The acquisition price will be approximately $5 per share for each outstanding common share of Rudy's which, together with severance and non-competition payments to Rudy's personnel to be paid in connection with the acquisition, results in a total purchase price of approximately $20 million. Pursuant to the Agreement, the Company has agreed to grant a five-year option to purchase 200,000 shares of the company's Class A Common Stock at an exercise price of $8.00 per share to the chief executive officer of Rudy's. The Company received a commitment from its current lender, First Union National Bank, for a $12,000,000 term loan facility and a $15,000,000 revolving credit facility, to refinance its existing senior debt, to consummate the acquisition of Rudy's and to provide funds for working capital and capital expenditures.

The terms of the proposed term loan facility call for the first eight quarterly principal payments to be $250,000, the next eight quarterly principal payments to be $500,000 and the last eight quarterly payments to be $750,000. The revolving credit facility will have a maturity of six years from the date of closing of the Rudy's acquisition. Both facilities will bear interest at a rate per annum of LIBOR plus an applicable margin based on the Company's ratio of earnings before interest, taxes, depreciation and amortization to funded debt. All loans and reimbursement obligations under the revolving and term loan facilities shall be secured by a perfected first priority lien on all tangible and intangible assets of the Company. The facilities will contain restrictions on additional indebtedness and capital expenditures, among other restrictive covenants, comparable to those currently in place with the existing credit facility.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information


Item 4.       None

Item 5. On July 22, 1997, the Company entered into an Agreement and Plan of Merger with Rudy's Restaurant Group, Inc., an owner/operator of nine teppanyaki-style restaurants. (See Part I, Managements' Discussion and Analysis of Financial Condition and Results of Operations for a description of the Agreement).

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 10.14 - Agreement and Plan of Merger by and among
                  Benihana, Inc., Benihana Merger Corp., Rudy's Restaurant Group, Inc., Bayview Partners and Douglas M. Rudolph dated July 22, 1997.
              (b) Exhibit 11 Calculation of Earnings Per Share.
                  Exhibit 27 Financial Data Schedule.
              (c) None.

                                    AGREEMENT

                                       and

                                 PLAN OF MERGER

                                  by and among

                                 BENIHANA INC.,
                             BENIHANA MERGER CORP.,
                         RUDY'S RESTAURANT GROUP, INC.,
                                BAYVIEW PARTNERS

                                       and

                               DOUGLAS M. RUDOLPH















                                                          Dated:  July 22, 1997

                                  EXHIBIT LIST

8.1.12            Severance Letters
10.1.4            Rudy's Counsel Option
10.2.3            Benihana's Counsel Opinion
10.2.4            Non-Competition Agreement
10.2.5            Benihana Warrant



                                    SCHEDULES

1.1               The Adjustment Amount
5.1.1             Foreign Qualification of Rudy's
5.1.2             Officers and Directors of Rudy's
5.2               Subsidiaries
5.6               No Violation
5.8               No Undisclosed Liabilities
5.9               Certain Changes
5.10.1            Owned Real Properties
5.11.1            Leases
5.12.1            Restaurants
5.12.2            Liquor Licenses
5.13.1            List of Patents, Trademarks, etc.
5.13.2            Licenses
5.13.3            Infringements
5.15.1            Taxes, Assessments and Deficiencies
5.15.2            States Where Returns Filed
5.15.3            NOL's
5.16.1            Transactions with Affiliates
5.17.             Contracts and Commitments
5.19.1            Insurance Policies
5.19.2            Group Insurance Policies
5.20              Labor Matters
5.22              Litigation
5.26              Employee Benefit Plans
5.27              Brokers and Finders
5.28              Consents
8.1.12            Severance and Bonus Payments
10.1.6            Required Consents

         AGREEMENT AND PLAN OF MERGER (the "Agreement") dated as of July 22, 1997 by and among RUDY'S RESTAURANT GROUP, INC., a Nevada corporation ("Rudy's"), DOUGLAS M. RUDOLPH ("Rudolph"), BAYVIEW PARTNERS, a general partnership organized under the laws of Texas ("Bayview"), BENIHANA, INC., a Delaware corporation ("Benihana") and BENIHANA MERGER CORP., a Nevada corporation and a wholly-owned subsidiary of Benihana ("Newco"). Each of Rudy's and Bayview are parties to the Agreement solely for purposes of the representations and covenants set forth in Sections 6 and 8.10.


                                R E C I T A L S:

     A. The Boards of Directors of Rudy's and Benihana and the Board of Directors and sole stockholder of Newco, respectively, deem it advisable and in the best interests of Rudy's, Benihana, and Newco and their respective stockholders that Benihana acquire the business and assets of Rudy's through the merger (the "Merger") of Rudy's with Newco upon the terms and subject to the conditions of this Agreement.

     B. The Boards of Directors of Rudy's, Benihana and Newco, respectively, and the stockholders of Newco have approved and adopted this Agreement. Accordingly, the Parties hereto hereby agree as follows: 1. DEFINITIONS: 1.1 Defined Terms. As used in this Agreement, the following terms have the following meanings:
"Adjustment Amount" shall have the meaning set forth on Schedule 1.1 hereto. "Affiliate" means, as to any Person, a Person controlling, controlled by or under common control with such Person. "Agreement" means this Agreement and Plan of Merger, as amended, supplemented or otherwise modified from time to time. "Approvals" has the meaning set forth in Section 5.14. "Articles of Merger" has the meaning set forth in Section 2.2. "Balance Sheet Date" means March 16, 1997. "Benihana Reports" means Benihana's Annual Reports on Form 10-K filed pursuant to Section 13 or 15(d) of the Exchange Act for the fiscal years ended March 26, 1995,

March 31, 1996 and March 30, 1997 and all other registration statements and reports required to be or otherwise filed by it since March 26, 1995 with the SEC pursuant to the Securities Act or the Exchange Act.

           "Cash Consideration" means the amount of $5.00 per share plus the Adjustment Amount payable in cash as the consideration for the Merger to holders of Rudy's Shares.

           "Class A Stock" means the Class A Common Stock, par value $.10 per share, of Benihana.

                           "Closing" has the meaning set forth in Section 4.1.

           "Code" means the Internal Revenue Code of 1986, as amended from time to time, and the regulations and rulings issued thereunder.

           "Common Control Entity" has the meaning set forth in Section 5.26.1.

           "Contracts" has the meaning set forth in Section 5.17.

           "Contractual Obligation" means as to any Person, any provision of any agreement, instrument or other undertaking to which such Person is a party or by which it or any of its property is bound.

           "Effective Date" means the date upon which the Effective Time occurs.

           "Effective Time" means has the meaning set forth in Section 2.2.

           "Employment Plans" has the meaning set forth in Section 5.26.1.

           "Environmental Laws" means any and all federal, state, local or municipal Laws, rules, orders, regulations, statutes, ordinances, codes, decrees or requirements of any Governmental Authority regulating, relating to or imposing liability or standards of conduct concerning environmental protec-tion matters, including without limitation, Hazardous Materials, as now or may at any time hereafter be in effect.

           "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations and rulings issued thereunder.

           "Exchange Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

           "Exchange Agent" has the meaning set forth in Section 3.2.

           "Fairness Opinion" has the meaning set forth in Section 5.30.

           "Fiduciary Obligations" has the meaning set forth in Section 8.8.

           "GAAP" means generally accepted accounting principles in the United States of America in effect from time to time.

           "Governmental Authority" means any nation, state, county, local or other governmental authority or any political subdivision thereof and any
federal, state,  county,   local  or  foreign  entity  or  body  exercising
executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

           "Hazardous Materials" means any (i) "hazardous substance," "waste," "pollutants," or "contaminant" (as defined in Sections 101(14),(33) of the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or the regulations issued pursuant to Section 102 of CERCLA and found at 40
C.F.R. ss.302), including any element, compound, mixture, solutions, or substance that is or may be designated pursuant to Section 102 of CERCLA; (ii) substance that is or may be designated pursuant to Section 311(b)(2)(A) of the Federal Water Pollution Control Act, as amended (33 U.S.C. ss.ss.1251,
1321(b)(2)(A) ("FWPCA"); (iii) hazardous waste having the characteristics identified under or listed pursuant to Section 3001 of the Resource Conservation and Recovery Act, as amended (42 U.S.C. ss.ss. 6901, 6921) ("RCRA"); (iv) substance containing petroleum, as that term is defined in Section 9001(8) of RCRA; (v) toxic pollutant that is or may be listed under Section 307(a) of FWPCA; (vi) hazardous air pollutant that is or may be listed under Section 112 of the Clean Air Act, as amended (42 U.S.C. ss.ss. 7401, 7412); (vii) asbestos, asbestos-containing material, or urea formaldehyde or material that contains it; and (viii) waste oil and other petroleum products.

           "Higher Offer" has the meaning set forth in Section 8.8.

           "IRS" means the Internal Revenue Service.

           "Leases" has the meaning set forth in Section 5.12

           "Lien" means any mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), or preference, priority or other security interest or agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction in respect of any of the foregoing).

           "Liquor License" has the meaning set forth in Section 5.12.

       "Material Adverse Effect" means for a specified party, a material adverse effect on (a) the business, operations, property, condition, or prospects of the specified party and its Subsidiaries taken as a whole, (b) the ability of the specified party to perform its material obligations under this Agreement, or (c) the validity or enforceability against the specified party of this Agreement or the rights or remedies of any other party hereunder to such an extent that such other party would be deprived of the practical realization of the benefits contemplated by this Agreement to be derived by such other party from this Agreement and the transactions expressly referenced in this Agreement, including the exhibits to this Agreement; provided, however, that the existence of a Material Adverse Effect shall be deemed not to include (x) the adverse impact, if any, of changes in laws, rules, regulations, interpretations or other promulgations of any Governmental Authority, or changes in GAAP, regulatory accounting requirements and market conditions applicable to companies in the same line of business as the specified party, or (y) the impact of the fees and expenses of all counsel, accountants and financial advisors, and the other costs and expenses reasonably incurred by the specified party, in connection with the Shareholders' Meeting, this Agreement and the transactions referenced in this Agreement and the exhibits to this Agreement.

             "Merger" shall have the meaning set forth in Recital A.

             "Multiemployer Plans" has the meaning set forth in Section 5.26.1.

             "NASDAQ" means National Association of Securities Dealers, Inc. Automated Quotation System.

             "Nevada Law" means the Nevada Corporation Law including Chapters 78 and 92A of the Nevada Revised Statutes.

             "NLRB" means the U.S. National Labor Relations Board.

             "Owned Real Estate" has the meaning set forth in Section 5.10.

             "PBGC" means the Pension Benefit Guaranty Corporation.

             "Pension Plan" has the meaning set forth in Section 5.27.1.

             "Person" means an individual, partnership, corporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture, Governmental Authority or other entity of whatever nature.

             "Plans" has the meaning set forth in Section 5.27.1.

             "Principal Shareholders" means each of Rudolph and Bayview; "Principal Shareholder" means either of them.

       "Proxy Statement" has the meaning set forth in Section 8.3.

       "Requirement of Law" means as to any Person, any law, treaty, rule or regulation or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

       "Restaurant" has the meaning set forth in Section 5.12.

       "Rudy's" means Rudy's Restaurant Group, Inc., a Nevada corporation, and its Subsidiaries, except where the context indicates that reference is made to the parent company only.

       "Rudy's Audited Financial Statements" has the meaning set forth in
Section 5.7.

       "Rudy's Reports" means Rudy's Annual Reports on Form 10-KSB filed pursuant to Sections 13 or 15(d) of the Exchange Act for the fiscal years ended October 2, 1994, October 1, 1995 and September 29, 1996, and all other registration statements and reports required to be or otherwise filed by it since October 2, 1994 with the SEC pursuant to the Securities Act or the Exchange Act.

       "Rudy's Shares" means the issued and outstanding shares of Rudy's Common Stock, par value $.01 per share.

       "Rudy's Unaudited Financial Statements" has the meaning set forth in
Section 5.7.

       "SEC" means the United States Securities and Exchange Commission.

       "Securities Act": means the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

       "Shareholders' Meeting" means the special meeting of the shareholders of Rudy's called pursuant to the provisions of Section 8.3 hereof to approve this Agreement and the Merger.

       "Significant Employee" means as to any Person, "significant employees" of such Person as that term is defined in Regulation S-K of the Securities Act.

       "Subsidiary" means any Person of which shares of stock or other ownership interests having ordinary voting power (other than stock having such power only by reason of the happening of a contingency) to elect a majority of the board of directors or other managers of such

Person are at the time owned, or the management of which is otherwise controlled, directly or indirectly through one or more intermediaries, or both, by Rudy's. A Subsidiary shall include a partnership which has Rudy's or a Subsidiary as a general partner of such partnership.

       "Surviving Corporation" means Rudy's, as the surviving corporation of the Merger as provided by Section 2.1 hereof.

       "Tangible Property" means as to any Person, the plant, machinery, equipment, leasehold improvements, vehicles, and structures of such Person and related capitalized items and other tangible property material to the business of such Person. Tangible Property shall not be deemed to include the personal property of Rudolph referred to in Section 12.1.

       "Taxes" shall mean all foreign, federal, state, county, local and other taxes, levies, impositions, deductions, charges and withholdings, including, without limitation, income or franchise taxes or other taxes imposed on or with respect to net income or capital gain, gross receipts, profits, sales, use, occupation, value added, ad valorem, transfer, withholding, payroll, employ-ment, excise or property taxes, and shall include any interest, penalties or additions thereto.

       "Tax Returns and Statements" has the meaning set forth in Section 5.15.1.

       "Transmittal Letter" has the meaning set forth in Section 3.2.

       "Unaudited Balance Sheet" means the unaudited consolidated balance sheet of Rudy's and the Subsidiaries as at March 16, 1997 previously delivered to Benihana pursuant to Section 5.7.

       "Warrant" shall mean the Warrant to purchase an aggregate of 200,000 shares of the Class A Stock of Benihana referred to in Section 10.2.5.

       "Warrant Shares" means the shares of Class A Stock issuable upon a due exercise of the Warrant.

       "Welfare Plan" has the meaning set forth in Section 5.26.1.

                 1.2      Other Definitional Provisions; Interpretation.

                 1.2.1 Unless otherwise specified therein, all terms defined in this Agreement shall have the defined meanings when used in any certificate or other agreement, instrument or document made or delivered pursuant hereto.

                 1.2.2 The words "hereof", "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and Section and Schedule references are to this Agreement unless otherwise specified.

                 1.2.3 The headings in this Agreement are included for convenience of reference only and shall not in any way affect the meaning or interpretation of this Agreement.

                 1.2.4 The meanings given to terms defined herein shall be equally applicable to both the singular and plural forms of such terms.

         2.       THE MERGER.

                  2.1 The Merger and Its Effect. Subject to the terms and conditions of this Agreement, at the Effective Time, Newco shall be merged with and into Rudy's and Rudy's shall be the Surviving Corporation, in accordance with this Agreement. Upon the effectiveness of the Merger: (a) the separate corporate existence of Newco shall cease; (b) the Surviving Corporation shall possess all of the rights, privileges, powers, immunities, purposes and franchises, both public and private, of each of Rudy's and Newco; (c) all real and personal property, tangible and intangible, of every kind and description belonging to Rudy's and Newco shall be vested in the Surviving Corporation without further act or deed, and the title to any real estate or any interest therein vested in either Rudy's or Newco shall not revert or in any way be impaired by reason of the Merger; (d) the Surviving Corporation shall be liable for all the obligations and liabilities of each of Rudy's and Newco and any claim existing or action or proceeding pending by or against either Rudy's or Newco may be enforced as if the Merger had not taken place; and (e) neither the rights of creditors nor any Liens upon the property of either Rudy's or Newco shall be impaired by the Merger.

                  2.2 Effective Time of the Merger. Upon the satisfaction or waiver of the conditions set forth in Sections 10.1 and 10.2 and the Closing of the Merger in accordance with Articles 4 and 11, the parties hereto shall cause Articles of Merger meeting the requirements of Section 92A.200 of the Nevada Law (the "Articles of Merger") to be properly executed and filed in accordance with the terms of this Agreement and the applicable provisions of the Nevada Law. The Merger shall become effective at the time of the filing of the Articles of Merger as provided above, or at such later time as the parties hereto have theretofore agreed upon and designated in such filings as the effective time of the Merger (the "Effective Time").

                  2.3 Articles of Incorporation and By-laws of Surviving Corporation. From and after the Effective Time, the Articles of Incorporation and By-laws of Rudy's as in effect immediately prior to the Effective Time shall be the Articles of Incorporation and By-laws of the Surviving Corporation until further amended.

         3.       CONVERSION OF SHARES ON THE MERGER EFFECTIVE DATE.


                  3.1 Manner and Basis of Conversion. Pursuant to the Merger, the manner and basis of converting the capital stock of each of Rudy's and Newco into or for capital stock of the Surviving Corporation or the Cash Consideration shall be as follows:

                  3.1.1 At the Effective Time each share of common stock of Newco issued and outstanding immediately prior to the Effective Time shall be converted into one (1) share of common stock of Rudy's as the Surviving Corporation.

                  3.1.2 At the Effective Time each of the Rudy's Shares issued and outstanding immediately prior to the Effective Time shall, by virtue of the Merger and without any action on the part of the holder thereof, be converted into the right to receive an amount equal to the Cash Consideration per share.

                  3.1.3 The Rudy's Shares to be converted into cash pursuant to Section 3.1.2 are sometimes hereinafter referred to as the "Converted Rudy's Shares."

                  3.2 Procedure for Conversion of Share Certificates. As promptly as possible on or after the Effective Date, a letter of transmittal ("Transmittal Letter") and instructions will be mailed or otherwise made available for use in surrendering to the First Union National Bank of North Carolina or other agent appointed by Benihana (the "Exchange Agent") stock certificates which immediately prior to the Effective Time represented Converted Rudy's Shares. The Transmittal Letter will authorize the Exchange Agent to do all things necessary to accomplish the exchange of such stock certificates for the consideration therefor. Each holder of record of Converted Rudy's Shares will be entitled to receive, promptly upon proper surrender of the stock certificate or certificates representing such shares to the Exchange Agent together with a properly completed and duly executed Transmittal Letter, and compliance with the terms of the Transmittal Letter, the Cash Consideration. From and after the Effective Time and until so surrendered, each certificate representing Converted Rudy's Shares shall be deemed for all corporate purposes to evidence only the right to receive, upon proper surrender together with a properly completed and duly executed Transmittal Letter, the Cash Consideration.

         4.       CLOSING.

                  4.1 Time and Place. The Merger shall be consummated at a closing (the "Closing") at the offices of Berman Wolfe & Rennert, P.A., 100 Southeast Second Street, Miami, Florida 33131, or at such other place as may be agreed by the parties. The Closing shall take place at 10:00 a.m. on a date that is as soon as practicable following the fulfillment or waiver, in accordance with the terms of this Agreement, of all conditions to the Closing but in no event later than January 31, 1998, subject only to the provisions of Section
13.1.4. As promptly as possible
following the Closing, the Merger shall be consummated by the filing of the Articles of Merger, as specified in Section 2.2.

                  4.2 Delivery of Cash Consideration. At the Closing, Benihana will deliver an amount equal to the Cash Consideration per share multiplied by the number of Rudy's Shares owned by the shareholders of Rudy's to the Exchange Agent for delivery to the shareholders of Rudy's.

         5.       REPRESENTATIONS AND WARRANTIES OF RUDY'S.

         In order to induce Benihana and Newco to enter into this Agreement and to consummate the Merger and the other transactions contemplated herein Rudy's makes each of the representations and warranties set forth in this Article 5 as follows:

                  5.1      Corporate Organization of Rudy's.

                  5.1.1 Rudy's is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada and has full corporate power and authority to carry on its business as it is now being conducted and to own the properties and assets it now owns; is duly qualified or licensed to do business as a foreign corporation and is in good standing in the jurisdictions listed on Schedule 5.1.1, which are all the jurisdictions in which ownership or leasing of property or the conduct of its business requires such qualification, except where the failure to be so qualified or licensed or to be in good standing would not have a Material Adverse Effect. The copies of the Articles of Incorporation and By-Laws of Rudy's heretofore delivered to Benihana are complete and correct copies of such instruments as presently in effect.

                  5.1.2 Schedule 5.1.2 hereto sets forth the name, position and total compensation of each officer and director of Rudy's and each
Subsidiary, and the name, position and total compensation for each other employee of or consultant to Rudy's whose total compensation in the fiscal year ended September 29, 1996 was, or in the current fiscal year is expected to be, in excess of $60,000.

                  5.2 Subsidiaries. Schedule 5.2 hereto sets forth the name and state of incorporation of each direct and indirect Subsidiary of Rudy's. Except as set forth on Schedule 5.2, Rudy's does not own, directly or indirectly, or have any obligation to acquire, any capital stock or other equity securities of any corporation, nor does Rudy's have any direct or indirect equity or ownership investment, or any obligation to incur such investment, in any corporation, limited liability company, partnership, joint venture, trust or other business, organization or entity. Each Subsidiary is a corporation duly organized, validly existing and in good standing under the laws of its respective state of incorporation set forth on Schedule 5.2 hereto and has full corporate power and authority to carry on its business as it is now being conducted and to own the properties and assets it now owns; is duly qualified or licensed to do business as a foreign corporation in good standing in the jurisdictions listed on
Schedule 5.2, which are all the jurisdictions in which ownership or leasing of property or the conduct of its business requires such qualification, except where the failure to be so qualified or licensed or to be in good standing would not have a Material Adverse Effect. The copies of the Certificate of Incorporation or Articles of Incorporation and By-Laws of each Subsidiary heretofore delivered to Benihana are complete and correct copies of such instruments as presently in effect.

                  5.3      Capitalization of Rudy's; Title to Shares.

                  5.3.1 The authorized capital stock of Rudy's consists of 30,000,000 shares of Common Stock, $.01 par value per share, of which
3,765,000 shares are issued and outstanding and 10,000,000 shares of preferred stock, par value $.01, of which no shares are issued or outstanding. There are no other shares of capital stock issued except for shares of Common Stock held in treasury, if any. All of the outstanding shares of Rudy's capital stock are validly issued, fully paid and nonassessable. There are no outstanding (i) securities convertible into or exchangeable for any of Rudy's capital stock;
(ii) options, warrants, calls or other rights (including conversion rights, preemptive rights or stock appreciation rights) with respect to the issued and outstanding stock of Rudy's, or to purchase or subscribe to any class of authorized capital stock of Rudy's or securities convertible into or exchangeable for capital stock of Rudy's; or (iii) contracts, commitments, agreements, understandings or arrangements of any kind relating to the issuance, sale, transfer, and/or assignment of any shares of capital stock of Rudy's, any convertible or exchangeable securities or any such options, warrants or rights.

                  5.3.2 Rudolph is the owner, beneficially and of record, of 2,086,000 Rudy's Shares which constitute 55.4% of the issued and outstanding Rudy's Shares as of the date hereof, Bayview is the owner, beneficially and of record, of 450,000 Rudy's Shares which constitute 12.0% of the issued and outstanding Rudy's Shares as of the date hereof and each has good, valid and marketable title to such Rudy's Shares free and clear of all liens, encumbrances, security interests or claims, whatsoever, with full power and authority to transfer and convey the same.

                  5.4 Capitalization of Subsidiaries. Rudy's is the record owner of all issued and outstanding shares of capital stock of each Subsidiary listed on Schedule 5.2.. All issued and outstanding shares of capital stock of each Subsidiary are equal in their rights, preferences and privileges, validly issued, fully paid and nonassessable. There are, with respect to each Subsidiary, no outstanding (a) securities convertible into or exchangeable for any of the capital stock of such Subsidiary; (b) options, warrants, calls or other rights (including conversion rights, preemptive rights or stock appreciation rights) with respect to the issued and outstanding stock of such Subsidiary, or to purchase or subscribe to capital stock of or securities convertible into or exchangeable for capital stock of such Subsidiary; (c) contracts, commitments, agreements, understandings or arrangements of any kind relating to the issuance, sale, transfer, and/or assignment of any capital stock of such Subsidiary, any such convertible or exchangeable securities, or any such options, warrants or rights; or (d) any shares of capital stock of such Subsidiary pledged as collateral to secure any agreement or obligation.

                  5.5 Authorization, Etc. This Agreement has been duly and validly authorized by all necessary corporate action of Rudy's (subject only to the approval of the shareholders of Rudy's to this Agreement and the Merger under Nevada Law) and has been duly and validly executed by Rudy's, Bayview and Rudolph. Without limiting the generality of the foregoing, Rudy's has full corporate power and authority to enter into this Agreement, subject to such approval by the shareholders of Rudy's, and to consummate the transactions contemplated hereby. This Agreement is the legal, valid and binding obligation of Rudy's and, with respect to Sections 6 and 8.10, of the Principal Shareholders enforceable against Rudy's and the Principal Shareholders in accordance with its terms, as applicable.

                  5.6  No  Violation.   Neither  the   execution,   delivery  or
performance of this Agreement nor the consummation of the transactions contemplated hereby will violate any provision of the Certificate of Incorporation, Articles of Incorporation or By-Laws or similar corporate documents of Rudy's or any Subsidiary or will (a) violate, or be in conflict with, or constitute a breach or default (or an event which, with the giving of notice or lapse of time or both, would constitute a default) under, or result in the termination of, or acceleration of the performance required by, or cause the acceleration of the maturity of any debt or obligation pursuant to, or result in the creation or imposition of any security interest, lien or other encumbrance upon any property or assets of Rudy's or any Subsidiary under any Contractual Obligation to which Rudy's or any Subsidiary is a party or by which Rudy's or any Subsidiary is bound, or to which the property of Rudy's or any Subsidiary is subject, except where such violation, conflict, breach, default, termination, acceleration, security interest, lien or other encumbrance would not have a Material Adverse Effect; or (b) violate any statute or law or any judgment, decree, order, regulation or rule of any court or Governmental Authority to which Rudy's is subject, except where such violation would not have a Material Adverse Effect.

                  5.7 Financial  Statements.  Rudy's has heretofore delivered to
Benihana: (a) consolidated balance sheets of Rudy's as at September 29, 1996, October 1, 1995, October 2, 1994, October 3, 1993 and September 27, 1992, together with consolidated statements of income, changes in stockholders' equity and changes in financial position (or statements of cash flow) for the years then ended (the "Rudy's Audited Financial Statements"), all certified by
Deloitte & Touche LLP, independent certified public accountants, whose reports thereon are included therein; and (b) the Unaudited Balance Sheet, and the unaudited consolidated statements of income and cash flow for the six periods ended March 16, 1997. Such consolidated balance sheets and notes thereto are true, complete and accurate in all material respects and fairly present in accordance with generally accepted accounting principles GAAP the consolidated assets, liabilities and financial condition of Rudy's as at the respective dates thereof, and all such consolidated statements of income, changes in stockholders' equity and changes in financial position (or statements of cash flow) and the notes thereto are true, complete and accurate in all material respects and fairly present in accordance with GAAP the results of operations for the periods therein referred to. All of the foregoing financial statements were prepared in accordance with GAAP consistently applied throughout the periods involved (except in the case of the Unaudited Balance Sheet to the extent subject to normal year end adjustments).

                  5.8 No Undisclosed Liabilities; Etc.. Rudy's has no liabilities or obligations of any nature (absolute, accrued, contingent or otherwise) which were not properly reflected or adequately reserved against in accordance with GAAP on the Unaudited Balance Sheet, except for liabilities and obligations incurred in the ordinary course of business and consistent with past practice since the date thereof and except as set forth in this Agreement. The reserves reflected on the Unaudited Balance Sheet are adequate, appropriate and reasonable in light of historical practices.

                  5.9 Absence of Certain Changes. Except as and to the extent set forth on Schedule 5.9, or disclosed in a Rudy's Report, from the Balance Sheet Date through the date hereof, Rudy's and its Subsidiaries have not (except as contemplated by, or disclosed in, this Agreement):

                  5.9.1 amended any certificate or articles of incorporation or by-laws or merged with or into or consolidated with any other Person, subdivided or in any way reclassified any shares of its capital stock or changed or agreed to change in any manner the rights of its outstanding capital stock or, in any material manner, the character of its business;

                  5.9.2 issued or sold or purchased any convertible securities, or entered into any contracts or commitments to issue or sell or purchase, any shares of its capital stock;

                  5.9.3 entered into or amended any material employment agreement, entered into any agreement with any labor union or association representing any material employee or entered into or amended any material Plan; amended any certificate;

                  5.9.4 incurred any liabilities or obligations (absolute, accrued, contingent or otherwise) except nonmaterial items incurred in the ordinary course of business and consistent with past practice which do not exceed $25,000.00 individually, or $50,000.00 in the aggregate, (counting obligations or liabilities arising from any single transaction or a series of similar transactions, and all periodic installments or payments under any lease or other agreement providing for periodic installments or payments, as a single obligation or liability), or increased, or experienced any change in any assumptions underlying or methods of calculating, any bad debt, contingency or other reserves not in accordance with GAAP or entered into any lease or sublease of real property or exercised any purchase options or rights of first refusal contained in any of the Leases (as hereinafter defined) except in the ordinary course of business and consistent with past practice;

                  5.9.5 paid, discharged or satisfied any material claim, liabilities or obligations (absolute, accrued, contingent or otherwise)
other than the payment, discharge or satisfaction in the ordinary course of business and consistent with past practice of liabilities and obligations reflected on or reserved against on the Unaudited Balance Sheet or incurred in the ordinary course of business and consistent with past practice since the Balance Sheet Date;

                 5.9.6 permitted or allowed any of its Owned Real Property, or property demised under the Leases or assets (real, personal or mixed, tangible or intangible) to be subjected to any mortgage, pledge, lien, security interest, encumbrance, assignment, restriction or charge of any kind, except for liens for current taxes not yet due; 5.9.7 written down the value of any inventory (including write-downs by reason of shrinkage or mark-down) or written off as uncollectible any notes or accounts receivable, except for immaterial write-downs and write-offs in the ordinary course of business and consistent with past practice;

                 5.9.8 cancelled any debts or waived any claims or rights involving more than $5,000;

                 5.9.9 sold, transferred, abandoned or otherwise disposed of any of its Owned Real Property, or any interest therein, or its other properties or assets (real, personal or mixed, tangible or intangible, or entered into any lease (as lessor or Lessee)) except in the ordinary course of business and consistent with past practice;

                 5.9.10 disposed of or permitted to lapse (except by its own terms) any rights to the use of any existing patent, trademark, trade name or copyright, or disposed of or disclosed (except as necessary in the conduct of its business) to any person, other than representatives of Benihana, any trade secret, formula, process or know-how not theretofore a matter of public knowledge;

                 5.9.11 granted or committed to grant any general increase in the compensation of officers, directors or employees (including any such increase  pursuant  to any  bonus,  pension,  profit  sharing  or other  plan or commitment) or any increases in the compensation payable or to become payable to any officer, director or employee, including payments or commitments to pay severance or termination pay, except for increases granted in the ordinary course of business consistent with past practices or pursuant to existing agreements;

                 5.9.12 made any single capital expenditure or commitment in excess of $50,000.00 for additions to property, plant, equipment or intangible capital assets or made aggregate capital expenditures and commitments in excess of $100,000.00 since the Balance Sheet Date for additions to property, plant, equipment or intangible capital assets;

                 5.9.13 declared, paid or set aside for payment any dividend or other distribution in respect of its capital stock (other than "upstream"
dividends from Subsidiaries) or redeemed, purchased or otherwise acquired, directly or indirectly, any shares of capital stock or other securities of Rudy's or a Subsidiary;

                 5.9.14 made any material change in any method of accounting or accounting practice except as required by GAAP;

                 5.9.15 paid, distributed, loaned or advanced any amount to, or sold, transferred or leased any properties or assets (real, personal or mixed, tangible or intangible) to, or entered into any agreement or arrangement with any Affiliates, officers or directors of Rudy's, or any Affiliate or associate of any officers or directors of Rudy's except for directors' fees, and compensation to officers at rates not exceeding the rates of compensation in effect during the period ended on the Balance Sheet Date;

                 5.9.16 entered into or amended any written contract or other agreement pursuant to which it agrees to indemnify any party or to refrain from competing with any party;

                 5.9.17 except for inventory, supplies or equipment acquired in the ordinary course of business, made any acquisition of all or any part of the assets, properties, capital stock or business of any other entity which is material to Rudy's;

                 5.9.18 entered into any transaction other than in the ordinary course of business; or

                 5.9.19 terminated, surrendered, cancelled or assigned any of its properties demised under the Leases, or any part thereof, except in the ordinary course of business consistent with past practice; or

                 5.9.20 agreed, whether in writing or otherwise, to take any action described in this Section.

                 5.10  Title to  Properties;  Encumbrances.  Rudy's  has  good, valid, marketable and indefeasible fee simple title to all the properties and assets which it purports to own, including, without limitation, all the properties and assets reflected in the Unaudited Balance Sheet, and all the properties and assets purchased by Rudy's since the date of the Unaudited Balance Sheet. Schedule 5.10.1 hereto lists each and every parcel of real property owned in fee by Rudy's (such real property is referred to herein as "Owned Real Properties"). Properties and assets reflected in the Unaudited Balance Sheet, including, without limitation, the Owned Real Properties, are free and clear of all title defects or objections, liens, mortgages, deeds of trust, claims, charges, security interests or other encumbrances of any nature whatsoever, including, without limitation, leases, subleases, rights of occupancy, deed restrictions, chattel mortgages, conditional sales contracts, collateral security arrangements and other title or interest retention arrangements, and are not, in the case of the Owned Real Properties subject to any rights of way, building use restrictions, exceptions, variances or reservations of any nature whatsoever except, (a) liens shown on the Unaudited Balance Sheet as securing specified liabilities or obligations, with respect to which no material defaults exist, (b) imperfections of title, covenants or restrictions, if any, none of which are substantial in amount and which would not have a Material Adverse Effect, (c) zoning or land use ordinances which would not have a Material Adverse Effect and (d) liens for taxes not yet due and payable. Rudy's is in actual possession of the Owned Real Properties. To the knowledge of Rudy's, no portion of any of the improvements erected on the Owned Real

Properties encroaches on adjoining property or public streets and no portion of any of the Owned Real Properties is, or has been, subjected to a special ad valorem tax valuation such that a change in ownership or use (whether now existing or in the future) has caused or will cause additional ad valorem taxes to be imposed upon the Owned Real Properties.

                  5.11     Leases.

                  5.11.1 Schedule 5.11.1 hereto is an accurate and complete list of all leases or rights of occupancy pursuant to which Rudy's and any
Subsidiary leases or subleases any real property or interest therein or material personal property (the "Leases"). A true and correct copy of each Lease has been delivered to Benihana together with all amendments and modifications thereto, and all subordination, non-disturbance and/or attornment agreements related thereto, and no changes have been made thereto since the date of delivery. Each Lease is valid and in full force and effect except where such invalidity or ineffectiveness would not have a Material Adverse Effect. There are no existing defaults under any provision of any Lease, and no event has occurred which (with or without notice, lapse of time or both) would constitute a default thereunder, where any such default would have a Material Adverse Effect.

                  5.11.2 Rudy's is in actual possession of the properties demised under the Leases and to the knowledge of Rudy's, has good and indefeasible title to the leasehold estates conveyed under the Leases free and clear of all title defects or objections, mortgages, liens, claims, charges, security interests or other encumbrances of any nature whatsoever, including, without limitation, leases, subleases, rights of occupancy, chattel mortgages, conditional sales contracts, deed restrictions, collateral security arrangements and other title or interest retention arrangements, and are not, in the case of the properties demised under the Leases subject to any rights of way, building use restrictions, exceptions, variances, reservations or limitations of any nature whatsoever except, (i) liens shown on the Unaudited Balance Sheet as securing specific liabilities or obligations with respect to which no material default exists, (ii) imperfections of title, covenants or restrictions, if any, none of which are substantial in amount or would have a Material Adverse Effect,
(iii) zoning or land use ordinances or which would not have a Material Adverse Effect and (iv) liens for taxes not yet due and payable. To the knowledge of Rudy's, no portion of any of the improvements erected by and under the direction of Rudy's on the properties demised under the Leases encroach on adjoining property or public streets and no portion of any of the properties demised under the Leases are, or have been, subjected to a special ad valorem tax valuation such that a change in ownership or use (whether now existing or in the future) has caused or will cause additional ad valorem taxes to be imposed upon the properties demised under the Leases.

                  5.11.3 The basic rent and all additional rent payable under the Leases have been paid to date. To the knowledge of Rudy's, except as set forth on Schedule 5.11.3, all work required to be performed under the Leases by the landlords thereunder or by Rudy's has been performed and to the extent that Rudy's is responsible for payment of such work, has been fully paid for, whether directly to the contractor performing such work or to such landlord as reimbursement therefor except for items which Rudy's is disputing in good faith.

                  5.11.4 There have been no casualties which could result in the termination of any Lease or the application of any buy-out provisions contained in any Lease relative to damage by casualty.

                  5.12 Restaurants; Liquor Licenses. Schedule 5.12.1 hereto is a complete and accurate list of each restaurant or other facility owned and/or operated by Rudy's or any Subsidiary (the "Restaurants"). Schedule 5.12.2 is a complete and accurate list of all liquor licenses held by Rudy's and the Subsidiaries in connection with the operation of the Restaurants (the "Liquor Licenses"). Each of the Liquor Licenses is presently in full force and effect, duly and validly issued and appropriate and adequate for the conduct of operations at the Restaurant for which it is issued to be in the manner conducted as of the date hereof.

                  5.13    Patents, Trademarks, Trade Names, Etc.

                          5.13.1  Schedule 5.13.1 sets forth:

                          (a)     all patents held by Rudy's and each Subsidiary
and all reissues, divisions, continuations, continuations in part and extensions thereof and all pending patent applications by Rudy's, including, for each such patent, the serial or patent number, filing and expiration date and title;
                          (b) all registered trademarks and service marks of
Rudy's and each Subsidiary and pending applications by Rudy's and each Subsidiary to register trademarks, including, for each such trademark, the registration or application number, filing and expiration date, and mark, and all unregistered trademarks and service marks used by Rudy's and/or any Subsidiary; and

                          (c)     all registered copyrights of Rudy's and
applications by Rudy's and each Subsidiary for registration of copyrights, including the registration number, and filing and expiration date of each such copyright.

                 5.13.2 Schedule 5.13.2 identifies all licenses and other contracts or commitments to which Rudy's and each Subsidiary is a party (either as licensor or licensee) or otherwise subject relating to patents, trademarks, service marks, trade names or copyrights (or applications or registration as applicable for any thereof), trade secrets or other proprietary know-how or technical assistance, and, except as set forth on Schedule 5.13.2, no claims have been asserted by any person to the use of any such patents, trademarks, trade names, copyrights, technology, know-how or processes or challenging or questioning the validity or effectiveness of any such license or agreement, and Rudy's actually knows of any valid basis for any such claim.

                  5.13.3 Except as set forth on Schedule 5.13.3, Rudy's and its Subsidiaries have not (during the past five years), nor is Rudy's or any
Subsidiary the subject of any pending or, to the knowledge of Rudy's, threatened, claim alleging that it has infringed upon any patent, trademark, trade name or copyright or misappropriated or misused any invention, trade secret or other proprietary information entitled to legal protection. Other than as set forth on Schedule 5.13.3, Rudy's has not asserted any claim of infringement, misappropriation or misuse within the past five (5) years.

                  5.14  Business  Permits.  Except  for  immaterial  items,  the failure of which would not have a Material Adverse Effect, Rudy's has obtained all approvals, authorizations, consents, licenses, franchises, orders, certificates or other permits of all governmental or regulatory agencies, whether federal, state, local or foreign (collectively, the "Approvals") necessary to the operations of the business as presently conducted, including, without limitation, the constructions, alterations, operation, use and occupancy of the Owned Real Properties or any part thereof, or the properties demised under the Leases or any part thereof, or any of the improvements thereon, including, but not limited to the certificates of occupancy or the local equivalents, if any, and certificates relating to fire and health approval. All such Approvals are in full force and effect and good standing, Rudy's is not in material default under any Approval and there exists no basis for the termination, suspension or revocation of any such Approvals.

                  5.15     Tax Matters.

                           5.15.1 Rudy's and each of the Subsidiaries files consolidated federal income tax returns. Rudy's and each Subsidiary have
(i) filed or has caused to be filed all federal, foreign, state and local franchise, income or other tax returns and statements which were required to be filed prior to the date hereof (the "Tax Returns and Statements") on a timely basis in accordance with the laws, regulations and administrative requirements of the appropriate Governmental Authorities except for such Tax Returns and Statements of which the failure to file would not have a Material Adverse Effect, and (ii) paid within the time and in the manner prescribed by law all material amounts of Taxes (as defined below) shown on any Tax Returns and Statements, due for all periods ending on or prior to the date hereof. All Tax Returns and Statements were, when filed, and continue to be, complete and accurate in all material respects, and there exist no material inaccuracies in the Tax Returns and Statements. Except as set forth on Schedule 5.15.1, no tax assessments or deficiency has been made or proposed against Rudy's or any Subsidiary nor has any notice been given of any actual or proposed assessment or deficiency. Except as set forth on Schedule 5.15.1, the Tax Returns and Statements are not presently the subject of any audit or other administrative or court proceeding by any Governmental Authority. No consents extending any applicable statute of limitations have been filed and no Governmental Authority has made a written request for such a consent. None of the matters disclosed on
Schedule 5.15.1 have had or could reasonably be anticipated to have a Material Adverse Effect.

                 5.15.2 Rudy's and the Subsidiaries file Tax Returns and Statements with respect to the income, capital gain, gross receipts or profits earned by them in the states and localities listed on Schedule 5.15.2 and in no other states or localities.

                 5.15.3 The net operating loss (as defined in Section 172 of the Code) of Rudy's and the Subsidiaries on a consolidated basis for federal income tax purposes as of September 29, 1997 is as set forth on Schedule 5.15.3.

                 5.15.4 All taxes that Rudy's or the Subsidiaries were required by law to withhold or collect have been duly withheld or collected and, to the extent required, have been paid to the appropriate Governmental Authority, except for those Taxes of which the failure to withhold or collect would not have a Material Adverse Effect. There are no liens with respect to Taxes upon any of the properties or assets, real or personal, tangible or intangible, of Rudy's or the Subsidiaries (except for Taxes not yet due) and except for liens which would not have a Material Adverse Effect.

                 5.15.5 No consent to the application of Section 341(f)(2) of the Code has been filed with respect to any assets acquired by Rudy's or the Subsidiaries.

                 5.15.6 No property owned by Rudy's or the Subsidiaries is property as to which an election was made under Section 168(f)(8) of the Internal Revenue Code of 1954, as amended and in effect immediately before the enactment of the Tax Reform Act of 1986, or is "tax-exempt use property" within the meaning of Section 168(h)(1) of the Code.

                 5.15.7 Rudy's and the Subsidiaries: (i) have not agreed to or been required to make any adjustment pursuant to Section 481(a) of the Code; (ii) have received no written notice that the Internal Revenue Service has proposed any such adjustment or change in accounting method; and (iii) do not have an application pending with any Governmental Body requesting permission for any change in accounting method.

                 5.15.8 None of Rudy's or any of the Subsidiaries has in effect any tax elections under Section 108, 168, 338, 441, 471, 1017, 1033 or 4977 of the Code.

                 5.15.9 Rudy's and the Subsidiaries are not a party (other than as an investor) to any industrial development bond.

                 5.15.10 During the previous two fiscal years Rudy's and the Subsidiaries have not engaged in any exchange under which the gain realized on such exchange was not recognized due to Section 1031 of the Code.

                 5.15.11 No written claim has ever been received from any Governmental Authority representing any jurisdiction in which Rudy's or the Subsidiaries do not file Tax Returns that Rudy's or any of the Subsidiaries are or may be subject to taxation by that jurisdiction.

                 5.15.12 Rudy's and the Subsidiaries are not and have not been a party to any tax sharing or similar agreement or arrangement.

                 5.15.13 Rudy's has provided Benihana with copies of: (i) all material Tax Returns and Statement of or with respect to Rudy's and the
Subsidiaries for the period January 1, 1992 through the date hereof; (ii) any written notices, protests, or closing agreements relating to issues arising in any audit, litigation or similar proceeding with respect to the liability for Taxes of Rudy's or the Subsidiaries; (iii) any elections or disclosures filed by or on behalf of Rudy's or the Subsidiaries with any taxing authority (whether or not filed with any Tax Returns and Statements); and (iv) any letter, rulings, determination letters or similar documents issued by any taxing authority with respect to Rudy's or the Subsidiaries.

                 5.15.14 Rudy's is not a U.S. Real Property Holding Corpora-tion within the meaning of Section 897(c)(2) of the Code.

                 5.16 Transactions with Affiliates. To the knowledge of Rudy's, except as set forth on Schedule 5.16.1 hereto, no Affiliate, officer, director or employee of Rudy's has any interest, directly or indirectly, in any lease, lien, contract, license, encumbrance, loan or other Agreement to which Rudy's or any Subsidiary is a party, or any interest in any competitor, supplier or customer of Rudy's or any Subsidiary. Except as set forth on Schedule 5.16.1 hereto, neither Rudy's nor any Subsidiary is indebted, directly or indirectly, or to any Affiliate for any liability or obligation, whether arising by reason of stock ownership, contract, oral or written agreement or otherwise.

                 5.17 Contracts and Commitments. Schedule 5.17 hereto contains a complete, current and correct list of all material contracts, commitments, obligations or agreements of Rudy's and the Subsidiaries (other than the Leases) whether written or oral (the "Contracts). For purposes of this Section 5.17 a contract which is "material" shall mean a single contract, whether written or oral:

                 5.17.1 pursuant to which any party thereto is obligated to make annual payments aggregating more than $50,000;

                 5.17.2 which constitutes an employment agreement or an agree-ment with any union or member organization;

                 5.17.3 which is not subject to cancellation by Rudy's or a Subsidiary, as the case may be, on not more than thirty (30)days notice without material penalty;

                 5.17.4 which constitutes a purchase or sale contract or commitment which continues for a period of more than twelve (12) months;

                 5.17.5 which constitutes an agreement which restricts Rudy's or any Subsidiary from carrying out its business anywhere in the world or from competing with any other person;

                 5.17.6 which constitutes an agreement by Rudy's or any Subsidiary with any Affiliate.

                  True, correct and complete copies of all written contracts described in this Section 5.17 have been delivered to Benihana. Neither Rudy's nor any Subsidiary is materially in default, nor does Rudy's have any knowledge of any factual circumstances which can reasonably be expected to give rise to a claim of default under any contract, except for defaults which would not have a Material Adverse Effect.

                 5.18 Compliance with Contracts. To the knowledge of Rudy's, each of the Contracts and Leases is valid and in full force and effect except when such invalidity or ineffectiveness would not have a Material Adverse Effect. Neither Rudy's nor any Subsidiary is in material default under any the Contracts or Leases and, to the knowledge of Rudy's, no act or omission has occurred which, with notice or lapse of time or both, would constitute a breach or default under any term or provision of any such Contract or Lease and no party is in breach or default under any of the Contracts or Leases, and no act or omission has occurred by any party which, with notice or lapse of time or both, would constitute such a breach or default under any term or provision thereof except where such breach or default would not have a Material Adverse Effect.

                  5.19     Insurance.

                           5.19.1  Schedule 5.19.1 contains an accurate and
complete description of all policies of fire, business interruption, liability, worker's compensation and other forms of insurance owned or held by Rudy's. All such policies are in full force and effect, all premiums with respect thereto covering all periods up to and including the date hereof have been paid, and no notice of cancellation or termination has been received with respect to any such policy. Such policies are sufficient for compliance with all requirements of law and of all of the Contracts and Leases except where any such non-compliance would not have a Material Adverse Effect; provide adequate insurance coverage for the assets and operations of Rudy's in light of current industry practice; will remain in full force and effect through the respective dates set forth on Schedule 5.19.1. Neither Rudy's nor any Subsidiary has been unable to obtain any insurance with respect to its assets or operations, nor has its coverage been limited by any insurance carrier to which it has applied for any such insurance or with which it has carried insurance during the last five
(5) years.

                  5.19.2 Schedule 5.19.2 sets forth a true and complete list of all group insurance programs in effect for employees of Rudy's and the subsid-iaries. Rudy's and the Subsidiaries are not in default with respect to any of its obligations with respect to any such group insurance program except where such default would not have a Material Adverse Effect.

                  5.20     Labor Relations.  Except to the extent set forth on
Schedule 5.20:

                           5.20.1 Rudy's and the Subsidiaries are in compliance
with all applicable laws respecting employment and employment practices (including matters related to immigration or citizenship status), terms and conditions of employment and wages and hours, and is not engaged in any unfair labor practice except for such minor violations that, individually or in the aggregate, would have no Material Adverse Effect;

                           5.20.2  there is no unfair labor practice charge or
complaint against Rudy's or any Subsidiary pending before the NLRB;

                           5.20.3  there is no labor strike, dispute, slowdown
or stoppage actually pending or threatened against or affecting Rudy's or any Subsidiary;

                           5.20.4  no representation question is pending before
the NLRB exists respecting the employees of Rudy's or any Subsidiary;

                           5.20.5  no grievance against Rudy's or any Subsidiary
or the conduct of its business, nor any arbitration proceeding arising out of or under collective bargaining agreements is pending;

                           5.20.6  neither Rudy's nor any Subsidiary is a party
to any collective bargaining agreement; and

                           5.20.7  neither Rudy's nor any Subsidiary has
experienced any work stoppage or other labor difficulty since January 1, 1992.

                  5.21     Public Reports; Compliance.

                           5.21.1 Rudy's has heretofore delivered to Benihana true and complete copies of the Rudy's Reports. Each of the Rudy's Reports complied with all applicable rules and regulations of the Securities Act or the Exchange Act, as the case may be, as of their respective dates of filing. None of the Rudy's Reports contained any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary in order to make the statements therein not misleading (in each case as of the respective dates thereof).

                           5.21.2  Rudy's Shares are registered under Section 12
     (g) of the Exchange Act, are quoted in the NASDAQ, and Rudy's is currently subject to the periodic reporting requirements of Section 13 or Section 15(d) of the Exchange Act. Rudy's has filed and will file all reports required to be filed by it pursuant to the Exchange Act and the regulations promulgated thereunder through the date hereof and the Closing. No such reports filed by Rudy's after the date hereof and prior to the Effective Time will contain, and the Proxy Statement will not contain, any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein not misleading (in each case as of the date filed).

                 5.22  Litigation.  Except as set forth on Schedule 5.22 hereto:
                       ----------                          -------------

                           5.22.1  there is no claim, action, suit or arbitra-
tion proceeding, before any federal, state, municipal, foreign or other court or governmental or administrative body or agency, or any private arbitration tribunal or any investigation or inquiry before any federal, state, municipal, foreign or other court or governmental or administrative body now pending, relating to or affecting Rudy's or any Subsidiary or any director, officer, agent or employee thereof in his capacity as such, or the assets, properties or business of Rudy's or any Subsidiary, or the transactions contemplated by this Agreement, nor has Rudy's, any Subsidiary received written notice of any threat to institute such a proceeding;

                           5.22.2 there is not in effect any order, judgment or decree of any court or governmental or administrative body enjoining, barring, suspending, prohibiting or otherwise limiting Rudy's or any Subsidiary or any officer, director, employee or agent of Rudy's or any Subsidiary from conducting or engaging in any aspect of its business, or requiring Rudy's or any Subsidiary or any officer, director, employee or agent of Rudy's or any Subsidiary to take certain action with respect to any aspect of the its business which could reasonably be anticipated to have a Material Adverse Effect; and

                           5.22.3  neither Rudy's nor any Subsidiary is in
violation of or default under any order, judgment, writ, injunction or decree of any court or regulatory authority except for such violations or defaults as would not have a Material Adverse Effect.

                           5.22.4  None of the matters identified on Schedule
5.22 have had or could reasonably be anticipated to have a Material Adverse Effect.

                  5.23 No Condemnation or Expropriation. Neither the Owned Real Properties, or any portion thereof or the properties demised under the Leases, or any portion thereof or any other assets of Rudy's and its Subsidiaries is subject to any governmental decree or order to be sold of which Rudy's has received notice or is being condemned, expropriated or otherwise taken by any public authority with or without payment of compensation therefor, nor, to the knowledge of Rudy's, has any such condemnation, expropriation or taking been proposed.

                  5.24 Compliance with Law. Except to the extent any such non-compliance or violation would not have a Material Adverse Effect, the operations of Rudy's and each of the Subsidiaries have been conducted in accordance with all applicable laws, regulations and other requirements of all national governmental authorities, and of all states, municipalities and other political subdivisions and agencies thereof, having jurisdiction over Rudy's or any of its Subsidiaries, including, without limitation, all such laws, regulations and requirements relating to antitrust, consumer protection, equal opportunity, discrimination on the basis of race, national origin, sex, age, immigration, health, occupational safety, plant closing, pension, requirements of any Board of Fire Underwriters or similar body, building, zoning, subdivision matters, Environmental Laws or toxic waste laws. During the past three (3) years, neither Rudy's nor any Subsidiary has received any notification of any asserted present or past failure by Rudy's or any Subsidiary to comply with such laws, rules or regulations.

                  5.25     Environmental Protection.

                           5.25.1  None of the Owned Real Properties or the
properties demised under the Leases or real property previously owned or leased by Rudy's (which shall mean Rudy's, the Subsidiaries and all corporation or other business entities substantially all of the capital stock or other interest of which, or all or substantially all of the assets of which, Rudy's or Subsidiaries has acquired) has been used at any time during which Rudy's owned or leased such real property, or otherwise has been in possession or control of such real property or leased property, and, to the knowledge of Rudy's, none of the Owned Real Properties or the properties demised under the Lease or the real property previously owned or leased by Rudy's was used at any time prior to the time such company owned, leased, possessed or controlled such real property or leased property (i) as a site for the disposal or storage of Hazardous Materials, or (ii) so as (x) to cause a material violation or (y) to give rise to a material removal or restoration obligation or material liability for the costs of removal or restoration by others or a material liability for damages to others under, any Environmental Law or under the regulations of any Governmental Authority having jurisdiction over any of such real property. Each of Rudy's and the Subsidiaries have complied and are in compliance with all applicable Environmental Laws except where such non-compliance would not have a Material Adverse Effect.

                           5.25.2  Rudy's and each of the Subsidiaries have
obtained and are in compliance with (except where any such non-compliance would not have a Material Adverse Effect) all environmental permits, licenses and other authorizations which are required with respect to the operation of its business, except for such permits, licenses and other authorizations of which the failure to obtain would not have a Material Adverse Effect. As to any such permit, license or other authorization which has or is about to expire, Rudy's or its respective Subsidiary has timely applied for renewal thereof under Environmental Laws except where failure to renew would not have a Material Adverse Effect.

                           5.25.3  There is no civil, criminal or administrative
action, suit, demand, claim, hearing, notice of violation, investigation, proceeding, notice or demand letter pending or, to the knowledge of Rudy's, threatened against Rudy's or any Subsidiary relating in any way to the Environmental Laws or any regulation, code, plan, order, decree, judgment, injunction, notice or demand letter issued, entered, promulgated or approved thereunder.

                          5.25.4  No release, spill, seepage, leak or emission
has occurred on the Owned Real Property or to the knowledge of Rudy's, on the properties demised under the Leases or on any real property previously owned or leased by Rudy's during the time of Rudy's ownership or possession.

                          5.25.5 There are no underground storage tanks located on any of the Owned Real Properties, or on any of the properties demised under the Leases, nor to the knowledge of Rudy's have there been any underground storage tanks removed from any real property owned or leased by any company during the period such real property was owned or leased by Rudy's, except to the extent that such underground storage tanks were removed in compliance with all applicable laws or required by applicable laws, ordinances, rules and regulations, and, to the extent such removal was performed upon notice and with the approval of, and the inspection and confirmation of closure as to such removal was performed by, all applicable governmental agencies having jurisdiction.

                          5.25.6 Rudy's has delivered to Benihana true, correct and complete copies or results of any reports inspections, safety procedures, logs, data, contracts, invoices, studies or tests initiated by Rudy's or landlords or by any Governmental Authority which are in the possession of Rudy's pertaining to Hazardous Materials, at any part of the Owned Real Properties or the properties demised under the Lease or Rudy's with respect to the business, any of Rudy's predecessors or concerning compliance with or liability under Environmental Laws and other environmental matters in the operation of the business and such properties.

                  5.26    Employee Benefit Plans.

                          5.26.1  Schedule 5.26 hereto contains a complete list
of "Plans" consisting of each:

                                   (a)  "multiemployer  pension plan," as
defined in Section 3(37)of ERISA, to which Rudy's or any Subsidiary (or any entity that is treated as a single employer with Rudy's or any Subsidiary under
Section 414(b), (c), (m) or (o) of the Code ("Common Control Entity") contributes or is required to contribute, or with respect to which any of Rudy's, any Subsidiary or a Common Control Entity has any liability (the foregoing plans and any additional multiemployer pension plan to which Rudy's, any Subsidiary or any Common Control Entity has previously contributed or been required to contribute at any time after September 25, 1980 (the "Multiemployer Plans");

                                   (b)     "employee welfare benefit plan," as
     defined in Section 3(l) of ERISA, sponsored or maintained by Rudy's, any Subsidiary or any Common Control Entity, or to which Rudy's, any Subsidiary or any Common Control Entity contributes or is required to contribute, including each multiemployer welfare plan ("Welfare Plan");

                                   (c)     "employee pension benefit plan," as
defined in Section 3(2) of ERISA (other than a Multiemployer Plan), sponsored or maintained by Rudy's, any Subsidiary or any Common Control Entity or to which Rudy's, any Subsidiary or any Common Control Entity contributes or is required to contribute ("Pension Plan"); and

                                   (d)    any other bonus, deferred or incentive
compensation, pension, profit-sharing, retirement, stock purchase, stock grant, stock option, disability, sick pay, salary continuation, cafeteria, flexible spending account, dependent care assistance, or any other fringe benefit plan, arrangement or practices, other than normal payroll practices and policies concerning holidays and vacations, sponsored or maintained by Rudy's or any Subsidiary, whether formal or informal (collectively, "Employment Plans").

                           5.26.2  There are no "accumulated funding
deficiencies," as defined in Section 302(a)(2) of ERISA and Section 412 of the Code, whether or not waived, with respect to any of the Pension Plans.

                           5.26.3 The Unaudited Balance Sheet reflects, to the extent required by GAAP as consistently applied by Rudy's, an accrual of all accrued but unpaid contributions to any Pension Plan, a Multiemployer Plan, and an accrual of all amounts accrued but unpaid under the Welfare Plans and the Employment Plans, all as of the Balance Sheet Date.

                           5.26.4  Each Pension Plan and each related trust
agreement, annuity contract, or other funding instrument, is qualified and tax exempt under the provisions of Sections 401(a) (or 403(a) as appropriate) and 501(a) of the Internal Revenue Code ("Code"), and a determination letter has been received from the Internal Revenue Service as to such qualified status.

                           5.26.5  Each Pension Plan, Welfare Plan and Employ-
ment Plan complies in all material respects with all applicable laws (including to the extent applicable, without limitation, the Code and ERISA) and is operated in accordance with its terms, except where such non-compliance would have no Material Adverse Effect.

                           5.26.6  Each of Rudy's, any Subsidiary and any Common
Control Entity has paid all premiums (and interest charges and penalties for late payment, if applicable), due heretofore to the PBGC with respect to each Pension Plan. Except as described on Schedule 5.26, there has been no "reportable event", as defined in Section 4043(b) of ERISA and the PBGC regulations under that Section, with respect to any Pension Plan as to which notice has not been waived under applicable PBGC under PBGC regulations. No liability to the PBGC has been incurred by Rudy's, any Subsidiary or any Common Control Entity, on account of the termination of any Pension Plan. The PBGC has not instituted proceedings to terminate any Pension Plan and to the knowledge of Rudy's, there exists no condition or set of circumstances which could reasonably be expected to present a significant risk of the termination of any Pension Plan by the PBGC.

                           5.26.7  Except as set forth on Schedule 5.26, none of
Rudy's, any Subsidiary nor any Common Control Entity has withdrawn from a Multi-employer Plan in a "complete withdrawal" or a "partial withdrawal" as defined in Sections 4203 and 4205 of ERISA, respectively.

                           5.26.8 True and complete copies of each of the following documents have been delivered by Rudy's to Benihana: (i) each
Welfare Plan, each Pension Plan and each Multiemployer Plan, related trust agreements, annuity contracts, or other funding instruments; (ii) each Employment Plan and complete descriptions of any such plans that are not in writing; (iii) the most recent determination letter issued by the Internal Revenue Service with respect to each Pension Plan; (iv) Annual Reports on Form 5500 Series required to be filed with any governmental agency for each Welfare Plan and each Pension Plan for the two most recent plan years; and (v) all actuarial reports prepared for the last two available plan years for each Pension Plan.

                           5.26.9 Except as described on Schedule 5.26, neither Rudy's, any Subsidiary nor any Welfare Plan or Employment Plan is obligated to make any payment of post-retirement life, accidental death, medical or disability insurance benefits of any type, excluding, for this purpose, the provisions of any such benefit as a result of an individual's exercise of his or her health care continuation rights under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, to or with respect to any former employee of Rudy's or a Subsidiary.

                  5.27 Brokers and Finders. Except as set forth on Schedule 5.27, Rudy's is not a party to any agreement with any person that would obligate Rudy's or any of the Subsidiaries to pay any brokerage fee, commission, finder's fees or investment banking fee in connection with the transactions contemplated by this Agreement.

                  5.28 Consents. Except as set forth in this Agreement, the consummation of the transactions contemplated hereby in respect to Rudy's and Principal Shareholders and the fulfillment of the terms of this Agreement in respect of Rudy's and the Principal Shareholders do not require the consent, approval, filing with, registration or release of any governmental authority or any other Person including, without limitation, any Person who is a party to a contract or a lease, except for those approvals, consents, filings, registrations or releases the failure of which to file or obtain would not have a Material Adverse Effect.

                  5.29 Books and Records. Rudy's has maintained complete and correct copies of: (a) the Articles or Certificate of Incorporation and by-laws and other charter documents of Rudy's and each of the Subsidiaries and all amendments thereto; (b) the stock records of Rudy's and each Subsidiary; and (c) the minutes and other records of the meetings and other proceedings of the shareholders and directors of Rudy's and each Subsidiary are complete and current in all material respects.

                  5.30 Fairness Opinion. The Board of Directors of Rudy's has received the written opinion (the "Fairness Opinion") of Ladenburg Thalmann & Co., Inc. to the effect that the Cash Consideration is fair, from a financial point of view, to the holders of the Rudy's Shares, other than the Principal Shareholders. Benihana has been furnished with a true and complete copy of the Fairness Opinion.

         6.       REPRESENTATIONS AND WARRANTIES OF PRINCIPAL SHAREHOLDERS.

                  6.1      Representations and Warranties of Rudolph.

                  In order to induce Benihana and Newco to enter into this Agreement and to consummate the Merger and the other transactions contemplated herein, Rudolph represents and warrants as follows:

                           6.1.1  Rudolph is the owner, beneficially and of
record, of 2,086,000 Rudy's Shares and Rudolph has good, valid and marketable title to such Rudy's Shares free and clear of all liens, encumbrances, security interests or claims whatsoever.

                           6.1.2  This Agreement has been duly and validly
executed by Rudolph as to the provisions of Sections 6 and 8.10. The provisions of Sections 6 and 8.10 are the legal, valid and binding obligations of Rudolph enforceable against Rudolph in accordance with their terms.

                           6.1.3  Rudolph is acquiring the Warrant for
     investment  and  not  with a view to  distribution  of the  Warrant  or the
Warrant  Shares  without  compliance  with the  registration  provisions  of the
Securities   Act  or  the   availability   of  an   exemption   therefrom.

                 6.2    Representations and Warranties of Bayview.

                  In order to induce Benihana and Newco to enter into this Agreement and to consummate the Merger and the other transactions contemplated herein, Bayview represents and warrants as follows:

                           6.2.1  Bayview is the owner, beneficially and of
record, of 450,000 Rudy's Shares. Bayview has good, valid and marketable title to such Shares free and clear of all liens, encumbrances, security interests or claims whatsoever.

                           6.2.2  This Agreement has been duly and validly
authorized and executed by all necessary corporate action of Bayview as to the provisions of Section 6 and 8.10. The provisions of Sections 6 and 8.10 are legal, valid and binding obligations of Bayview enforceable against Bayview in accordance with their terms.

         7.       REPRESENTATIONS AND WARRANTIES OF BENIHANA AND NEWCO.

         In order to induce Rudy's to enter into this Agreement and to consummate the Merger and the other transactions contemplated herein, Benihana and Newco represent and warrant to Rudy's as follows:

                  7.1 Corporate Organizations; Etc.. Benihana and Newco are corporations duly organized, validly existing and in good standing under the laws of the States of Delaware and Nevada, respectively.

                  7.2 Authorization, Etc.. This Agreement and each agreement, document and instrument required to be delivered by Benihana at the Closing, including, without limitation, the Warrant, have been duly and validly authorized by all necessary corporate action of Benihana and Newco, as the case may be. Benihana and Newco each have full corporate power and authority to enter into this Agreement and to consummate the transactions contemplated hereby. This Agreement is the valid and binding agreement of Benihana and Newco enforceable against them in accordance with its terms.

                  7.3 Warrant Shares. The Warrant Shares, when issued upon a due exercise of the Warrant, will be fully paid, validly issued, duly authorized and non-assessable shares of the Class A Stock of Benihana.

                  7.4  No  Violation.   Neither  the   execution,   delivery  or
performance of this Agreement nor the consummation of the transactions contemplated hereby will violate any provision of the Certificate of Incorporation, Articles of Incorporation or By-Laws or similar corporate documents of Benihana or any subsidiary of Benihana or will (a) violate, or be in conflict with, or constitute a breach or default (or an event which, with the giving of notice or lapse of time or both, would constitute a default) under, or result in the termination of, or acceleration of the performance required by, or cause the acceleration of the maturity of any debt or obligation pursuant to, or result in the creation or imposition of any security interest, lien or other encumbrance upon any property or assets of Benihana or any subsidiary of Benihana under any Contractual Obligation to which Benihana or any subsidiary of Benihana is a party or by which Benihana or any subsidiary of Benihana is bound, or to which the property of Benihana or any subsidiary of Benihana is subject, except where such violation, conflict, breach, default, termination, acceleration, security interest, lien or other encumbrance would not have a Material Adverse Effect; or (b) violate any statute or law or any judgment, decree, order, regulation or rule of any court or Governmental Authority to which Benihana is subject, except where such violation would not have a Material Adverse Effect.

                  7.5 Approvals of Governmental Authorities. No action, consent, approval or authorization of or declaration, filing or registration with any person or entity, including without limitation, any Governmental Authority is required to be obtained or made by or on behalf of Benihana or Newco in connection with the execution, delivery and performance by Benihana and Newco of this Agreement or the consummation of the transactions contemplated hereby in respect of Benihana and Newco.

                  7.6 Brokers and Finders. Neither Benihana nor Newco is a party to any agreement with any person or entity which would obligate Rudy's, any Subsidiary or the Principal Shareholders to pay any commission, finder's fee, investment banking fee, or brokerage fee in connection with the transactions contemplated by this Agreement.

                  7.7 Public Reports; Compliance. Benihana has heretofore delivered to Rudy's true and complete copies of the Benihana Reports. Each of the Benihana Reports complied with all applicable rules and regulations of the Securities Act or the Exchange Act, as the case may be, as of their respective dates of filing. None of the Benihana Reports contained any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary in order to make the statements therein not misleading (in each case as of the respective dates thereof).

                  7.8 The Class A Stock. The Class A Stock and the Common Stock, par value $.10 per share, of Benihana are registered under Section 12(g) of the Exchange Act, are quoted on NASDAQ, and Benihana is currently subject to the periodic reporting requirements of Section 13 or Section 15(c) of the Exchange Act. Benihana has filed and will file all reports required to be filed by it pursuant to the Exchange Act and the regulations promulgated thereunder through the date hereof and the Closing.

         8.       COVENANTS OF RUDY'S AND THE PRINCIPAL SHAREHOLDERS.

                  A.       Covenants of Rudy's

                  8.1 Conduct of Business - Negative Covenants. From the date hereof through the Effective Time and except as contemplated by this Agreement, Rudy's and the Subsidiaries shall not, without the prior written consent of Benihana, conduct the business of Rudy's and the Subsidiaries other than in the ordinary course or commit or cause or authorize any act or omission which deviates from the ordinary course of business. Without limiting the generality of the foregoing, prior to the Effective Time, none of the following shall occur without the prior written consent of Benihana:

                           8.1.1  Rudy's and the Subsidiaries shall not
institute any new methods of purchase, sale, lease, management, accounting or operation or engage in any transaction or activity, enter into any agreement or make any commitment or amend any existing material agreement, except in the ordinary course of business and consistent with past practice.

                           8.1.2  Rudy's and the Subsidiaries shall not change
or amend their articles or certificates of incorporation or by-laws or propose any such change or amendment.

                           8.1.3  Rudy's and the Subsidiaries shall not offer,
issue or sell any shares of the capital stock or other  securities  (such term as used in this subsection to include, without limitation, debt securities) of Rudy's or any Subsidiary of any kind whatsoever, acquire directly or indirectly, by redemption or otherwise, any such capital stock, reclassify or split-up any such capital stock, declare or pay any dividends thereon in cash, securities or other property, or make any other distribution with respect thereto, or grant or enter into any stock options, warrants, or other rights to acquire securities of Rudy's or any Subsidiary or enter into any other contracts or commitments of any kind with respect to the issuance of additional shares of capital stock or other securities of Rudy's or any Subsidiary.

                           8.1.4  Rudy's and the Subsidiaries shall not borrow
or agree to borrow any funds or incur,  or assume or become subject to, whether directly or by way of guaranty or otherwise, any obligation or liability (absolute or contingent), except in the ordinary court of business consistent with past practices or pursuant to existing credit arrangements copies of which have previously been furnished to Benihana.

                           8.1.5  Rudy's and the Subsidiaries shall not pay,
discharge, waive, satisfy or compromise or adjust any claim, liability or obligation (absolute, accrued, contingent or otherwise), other than the payment, discharge or satisfaction in the ordinary course of business and consistent with past practice of liabilities or obligations reflected or reserved against the Unaudited Balance Sheet or incurred in the ordinary course of business and consistent with past practice since the date of the Unaudited Balance Sheet.

                           8.1.6  Rudy's and the Subsidiaries shall not make any
single capital expenditure or commitment in excess of $50,000 for additions to property, plant, equipment or intangible capital assets or make any capital expenditure or commitments so that the aggregate of capital expenditures and commitments do not exceed $100,000 since the Balance Sheet Date for additions to property, plant, equipment or intangible capital assets;

                           8.1.7  Rudy's and the Subsidiaries shall not prepay
any obligation having a fixed maturity of more than sixty (60) days from the date such obligation was incurred.

                           8.1.8 Rudy's and the Subsidiaries shall not permit or allow any of its property or assets (real, personal or mixed, tangible or intangible) to be subjected to any mortgage, pledge, lien or encumbrance, except in the ordinary course of business and consistent with past practice or pursuant to existing credit arrangements which have been disclosed to Benihana.

                           8.1.9  Rudy's and the Subsidiaries shall not write
down the value of any inventory (including write-downs by reason of shrinkage or markdown) or write off as uncollectible any notes or accounts receivable, except for immaterial write-downs of inventory or accounts receivable in the ordinary course of business and consistent with past practice.

                           8.1.10 Rudy's and the Subsidiaries shall not cancel any debts or waive any claims or rights involving more than $1,000 or sell, transfer, or otherwise dispose of any of its properties or assets, except in the ordinary course of business and consistent with past practice.

                           8.1.11  Rudy's and the Subsidiaries shall not dispose
of any rights to the use of any patent, trademark, trade name or copyright, or dispose of or disclose to any person any trade secret, formula, process or know-how not theretofore a matter of public knowledge except where such disposition or disclosure would not have a Material Adverse Effect.

                           8.1.12 Rudy's and the Subsidiaries shall not grant any increase in the compensation of officers or general increase in the compensation of employees (including any such increase pursuant to any bonus, pension, profit sharing or other plan or commitment) or any increase in the compensation payable or to become payable to any officer or employee, except increases granted in the ordinary course of business and reasonable increases to employees who are not officers consistent with past practice and pursuant to existing agreements. Notwithstanding the preceding or any other term or condition hereof, Rudy's shall be entitled to expend or commit to expend on or before the Effective Time, an amount not to exceed an aggregate of $787,500 to be paid as severance payments or bonuses to certain employees of Rudy's.
Schedule 8.1.12 sets forth the names of each employee with respect to whom such payments will be made and the respective amounts of each such payment. Rudy's shall cause each of such employees (except any who have accepted an offer of continued employment following the Effective Time from the Surviving Corporation or Benihana) to deliver a letter (each a "Severance Letter") to the Surviving Corporation at the Closing providing for the terms as annexed hereto as Exhibit 8.1.12.

                           8.1.13 Rudy's and the Subsidiaries shall not sell, transfer, surrender, terminate, sublease or lease any properties or assets to, or enter into any agreement or arrangement with, any of their officers or directors, except pursuant to existing arrangements with such directors and officers relating to directors' fees and compensation to officers.

                           8.1.14  Rudy's and the Subsidiaries shall not modify
any collective bargaining or other labor agreement to which they are a party or by which it may be bound, except for immaterial modifications in the ordinary course of business which are consistent with past practice or required by applicable law.

                           8.1.15  Rudy's and the Subsidiaries shall not
terminate any Plan or withdraw from any Multiemployer Plan or fail to notify Benihana of any "prohibited transaction", as such term is defined in Section 4975 of the Internal Revenue Code.

                           8.1.16  Rudy's and the Subsidiaries shall not enter
into or consent to any amendment of, or sublease with respect to the properties demised under the Leases except in the ordinary course of business and consistent with past practice.

                           8.1.17 Rudy's and the Subsidiaries shall not take any action, or omit the taking of any action, which would cause any of the representations or warranties made in Article 5 hereof to be or become untrue or incorrect in any material respect as of the Closing Date.

                           8.1.18  Rudy's and the Subsidiaries shall not agree
or commit, whether in writing or otherwise, to do any of the foregoing.

                  8.2 Conduct of Business - Affirmative Covenants. Prior to the Effective Time, Rudy's and each Subsidiary will conduct its business in the ordinary course and consistent with past practice, except where the failure to do so would not have a Material Adverse Effect. Without limiting the generality of the foregoing, prior to the Effective Time each of Rudy's and the
Subsidiaries:

                           8.2.1  will maintain its good standing and qualifi-
cation to do business in all jurisdictions where it is required to be qualified to do business, and all licenses, permits, franchises, rights and privileges which are necessary for the conduct of the its business;

                           8.2.2  shall continue at its expense to maintain its
property and equipment in customary repair, order and working condition, reasonable wear and use excepted, and keep in full force and effect the Leases, except those which expire by their terms, and, if any Leases expire by their own terms, renew the same if such renewal is in the ordinary course of business and consistent with past custom and practice;

                           8.2.3  shall duly comply with all laws, regulatory
requirements and agreements to which it is subject or by which it is bound;

                           8.2.4  shall maintain the current insurance upon its
properties and with respect to the conduct of its business;

                           8.2.5 shall pay and discharge, before the same shall become delinquent, all Taxes imposed on it or against its income or profits or any of its properties, and all other Liabilities which, if unpaid, might become an encumbrance, except to the extent and so long as (i) the same are being contested in good faith and by appropriate proceedings, and (ii) it shall have set aside on its books reasonable reserves with respect thereto under GAAP consistently applied;

                           8.2.6  shall use commercially  reasonable efforts to
keep intact its present business organizations, keep available the services of its present officers, employees and agents and use commercially reasonable efforts to preserve its present relationships with all customers, clients, accounts, suppliers and other entities or persons having business relationships with it, in each case in theordinary course of business or in a manner consistent with customary historical practices or course of conduct;

                           8.2.7  shall furnish to Benihana for its examination
     (i) its minute books containing all records required to be set forth of all proceedings, consents, actions and meetings of the shareholders and Board of Directors; (ii) all permits, orders, and consents issued by any governmental authority with respect to Rudy's and such Subsidiary, and all applications for such permits, orders, and consents; and (iii) its stock transfer books setting forth all transfers of any shares of capital stock; 8.2.8 shall maintain its books, records and accounts with accuracy and consistently with past practices; and

                           8.2.9  shall comply with the requirements of any
state, city or local law, statute, ordinance, regulation or otherwise in any state, city or locality in which any of the Owned Real Properties are located and/or in which any of the properties demised under the Leases are located, which law, statute, ordinance or regulation imposes a transfer tax and/or filing requirement in connection with the transactions contemplated hereby.

                  8.3      Shareholders' Meeting; Proxy Statement.

                           8.3.1  Promptly following the date hereof, Rudy's
will prepare and file with the SEC a proxy statement (the "Proxy Statement") for a special meeting of the shareholders of Rudy's to be held pursuant to
     Section 8.3.2. The Proxy Statement shall contain all information required by Schedule 14A promulgated under the Exchange Act. Benihana will cooperate with Rudy's in the preparation of the Proxy Statement, including the furnishing of all information with respect to Benihana, including financial statements, to the extent required to be included in the Proxy Statement.

                           Rudy's covenants and warrants that at the time it is
furnished to the shareholders of Rudy's, the Proxy Statement shall not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein in order to make the statements therein not misleading. Such covenant shall not be deemed to apply to information furnished in writing by Benihana specifically for inclusion in the Proxy Statement.

                           8.3.2  At the earliest practicable date following the
date that the Proxy Statement has been cleared for mailing by the SEC, Rudy's shall distribute the Proxy Statement to its shareholders giving notice of the Shareholders' Meeting for the purposes of adopting this Agreement and approving the Merger and soliciting proxies in favor thereof. The Shareholders' Meeting shall be held as soon as practicable (but in no event less than 30 or more than 60 days) following the date that the Proxy Statement has been cleared for mailing by the SEC.

                  8.4 Access to Information and Personnel. Subject to the confidentiality obligations under Section 9.1 hereof, at reasonable times before the Effective Time, Benihana, through its duly appointed representatives and agents, during normal business hours and in a manner which does not unduly interfere with the business operations of Rudy's or any of the Subsidiaries, shall have the right to speak with, interview and discuss the business and operations of Rudy's and the Subsidiaries with the officers, employees, attorneys and agents of Rudy's and the Subsidiaries and shall have the right to visit the premises of Rudy's and the Subsidiaries, to examine, to the extent permitted by law, any and all records, books, contracts, commitments, shareholder lists, files, working papers and drafts prepared by accountants and any independent public accounting firms retained by Rudy's and the Subsidiaries and other documents pertaining to the business and operations of Rudy's and the Subsidiaries and the ownership of its properties and to undertake such other steps as Benihana considers appropriate to familiarize itself with Rudy's and the Subsidiaries. All of such interviews, discussions and inspections shall be coordinated reasonably in advance with the President of Rudy's.

                  8.5 Estoppel Certificates or Consents. Immediately upon its execution of this Agreement, Rudy's shall exercise its best efforts to obtain and deliver to Benihana at the Closing customary estoppel certificates from landlords under the leases and, with respect to Leases which require the consent of the landlord thereunder for the transactions contemplated hereby, landlord consents (such consents not to be conditioned on any increased rental, other payment, reduced term, or other change of lease terms) in form and substance reasonably satisfactory to Benihana.

                  8.6 Confidentiality. During the period before the Effective Time, each of Rudy's and the Principal Shareholders severally covenants that it shall not disclose or assist in the disclosure by any person or entity, or use to the competitive detriment of Benihana, any confidential or proprietary information regarding Benihana, except that disclosure of such information may be made to their respective legal counsel, accountants, financial advisors, investment bankers and their other authorized agents and representatives, and to such persons only to the extent required for activities directly related to the transactions contemplated by this Agreement, or except to the extent that disclosure is required by law or by a court of competent jurisdiction. Following the Closing, the Principal Shareholders shall not disclose or acquiesce in the disclosure by any person or entity (other than Rudy's), or use to the competitive detriment of Benihana or Rudy's, any confidential or proprietary information regarding Benihana or Rudy's.

                  8.7 No Solicitation. Neither the Principal Shareholders, their representatives or agents, nor Rudy's not its officers, directors, representatives or agents shall, directly or indirectly, solicit, initiate or participate in discussions or negotiations with, or provide any information to, any Person (other than Benihana or Newco) concerning, or enter into any agreement providing for any merger, sale of material assets, sale of shares of capital stock or similar transactions involving Rudy's; provided that the Board of Directors of Rudy's may furnish information and may participate in such discussion or negotiations if required to satisfy the Fiduciary Obligations (as hereinafter defined) of the Board of Directors of Rudy's. "Fiduciary
Obligations" shall arise if the Board of Directors believes, in good faith, after consultation with its financial and legal advisors, that such Person may make a bona fide proposal for a transaction materially more favorable to the stockholders of Rudy's from a financial point of view than the transactions contemplated hereby (a "Higher Offer"). The Board of Directors will communicate to Benihana within one business day of receipt the terms of any proposal received, or the fact that Rudy's has received inquiry with respect to, any such transactions.

                  8.8 Best Efforts. So long as this Agreement remains in effect, Rudy's and the Principal Shareholders shall use their best efforts to cause the transactions contemplated herein to be consummated at the earliest practicable date. Rudy's shall proceed as soon as practicable in the procurement of permits, consents and approvals and in the taking of any other action, and the satisfaction of all other requirements prescribed by law or otherwise necessary for consummation of the acquisition on the terms herein provided, and shall diligently prosecute the same.

                  8.9 Tax Returns; Section 338 Election. For all periods ending on or prior to the Effective Time, Rudy's shall file all Tax Returns and Statements which are required by applicable law to be filed, all in a manner consistent with past practices. In connection therewith, Rudy's agrees that any decision as to whether to make an election under Section 338 of the Code (or any corresponding or similar provision under state or local law) shall be made by Benihana in its sole discretion and Rudy's will cooperate at Benihana's expense as requested in connection with all such elections.
                  B.       Covenants of Principal Shareholders.

                  8.10     Covenants of Principal Shareholders.

                           8.10.1 Prior to the Effective Time, the Principal Shareholders shall not, directly or indirectly, sell, transfer, pledge, hypothecate, encumber or otherwise dispose or surrender possession of, or enter into any contract or agreement for the sale, transfer or other disposition of the Rudy Shares, except by will, intestacy or otherwise by operation of law.

                           8.10.2   The Principal Shareholders shall not permit
Rudy's or the Subsidiaries to take any actions in contravention of Section 8.1.

                           8.10.3   The Principal Shareholders shall use their
reasonable efforts to cause Rudy's and the Subsidiaries to comply with the covenants of Section 8.2.

                           8.10.4   At the Shareholders' Meeting, the Principal
Shareholders will vote, or cause to be voted, all of Rudy's Shares owned beneficially by each of them in favor of approving the Merger and this Agreement.

                           8.10.5   The Principal Shareholders shall comply with
 the covenants set forth in Sections 8.6, 8.7 and 8.8 to the extent applicable to them.

         9.       COVENANTS OF BENIHANA AND NEWCO.

                  9.1 Confidentiality. Prior to the Closing, Benihana and Newco shall not disclose or acquiesce in the disclosure by any Person, or use to the competitive detriment of Rudy's, any confidential or proprietary information regarding Rudy's or its business or financial condition, contained in any documents or otherwise furnished by or on behalf of Rudy's or the Principal Shareholders, or otherwise learned by Benihana or Newco as a result of participation in the transactions contemplated hereby, to any Person except its legal counsel, accountants, financial advisors, bankers, investment bankers and other authorized agents and representatives, and to such persons only to the extent required for activities directly related to the transactions contemplated by this Agreement, including, without limitation, the financing of Benihana's obligation hereunder. If the transaction contemplated by this Agreement for any reason does not close, Benihana and Newco agree to, and shall thereafter continue to, abide by the preceding provisions of this Section 9.1 and in so doing, and without limitation, shall permanently protect the confidentiality of all confidential or proprietary information provided to it by Rudy's and return to Rudy's all written information provided to Benihana and Newco by Rudy's, and also shall return or, at Rudy's election, destroy all copies made of such written information and submit its affidavit of its duly authorized officers that all such written information and copies have been returned. In addition, neither Benihana nor any subsidiary of Benihana will, without the prior written consent of Rudy's, solicit or make an offer of employment to any present employee of Rudy's for a period of 12 months from the date of any termination of this Agreement without a Closing.

                  9.2 Best Efforts. So long as this Agreement remains in effect, Benihana and Newco shall use their best efforts to cause the transactions contemplated hereby to be consummated at the earliest practicable date. Benihana and Newco shall proceed as soon as practicable in the procurement of permits, consents and approvals (including, without limitation, Liquor License applications or transfers) and in the taking of any other action, and the satisfaction of all other requirements prescribed by law or otherwise necessary for consummation of the acquisition on the terms herein provided, and shall diligently prosecute the same.

         10.      CONDITIONS TO CLOSING.

                  10.1 Conditions Precedent to the Performance of Benihana and Newco. The obligations of Benihana and Newco to consummate the acquisition in accordance with this Agreement is subject to the fulfillment of each of the following conditions, any of which may be waived in writing by Benihana, in whole or in part, in its sole discretion:

                           10.1.1  Compliance with this Agreement.

                                    (a)     Rudy's and the Principal
         Shareholders shall have performed and satisfied in all material respects all covenants, obligations, agreements and conditions required by this Agreement to be performed and satisfied by each of them, on or prior to the Effective Date;

                                    (b)     The representations and warranties
         contained in Articles 5 and 6 hereof shall be in all material respects true, correct and complete as of the date when made and at and as of the Effective Date as though such representations and warranties were made at and as of such date, except for changes expressly permitted or contemplated by the terms of this Agreement. For purposes of this condition and the certificate required by subsection (c) below, any decline in sales or net income of Rudy's arising from operations in the ordinary course, consistent with past practices and not resulting from a violation of any covenant of Rudy's hereunder shall be deemed a change expressly permitted or contemplated by the terms of this Agreement;

                                    (c)     Rudy's shall have delivered to
         Benihana a certificate signed by its Chief Executive Officer and Chief Financial Officer dated as of the Effective Date. Such certificate shall certify as to the truth, completeness and correctness in all material respects of each of the representations and warranties set forth in Article 5 made by Rudy's and as to the fulfillment in all material respects of the covenants set forth in Article 8A hereof which are required by this Agreement to be performed and satisfied by Rudy's on or before the Effective Date.

                           10.1.2  Approvals.  All corporate action, including
approval by the shareholders of Rudy's at the Shareholders' Meeting, necessary for Rudy's to approve the execution and delivery of this Agreement and the consummation of the transactions contemplated by this Agreement shall have been taken and not revoked by the Board of Directors and shareholders of Rudy's, and Rudy's shall have delivered to Benihana certified copies of resolutions of the Board of Directors and shareholders of Rudy's evidencing such action.

                           10.1.3  No Material Adverse Effect.  As of the
Effective Date, there shall have been no condition, development or occurrence in respect of the assets, business, financial condition or prospects of Rudy's and the Subsidiaries which would constitute a Material Adverse Effect when compared to such condition as at the Balance Sheet Date, other than any such condition, development or occurrence arising from operations in the ordinary course and consistent with past practices or course of conduct and which does not consist of or result from a violation of any covenant of Rudy's hereunder, and, on the Effective Date, Rudy's shall deliver a certificate to such effect signed by the Chief Financial Officer of Rudy's.

                           10.1.4  Opinion of Counsel for Rudy's.  Benihana
shall have received the legal opinion of counsel for Rudy's, including an opinion of Nevada counsel, dated as of the Effective Date, which opinion shall opine as to the items set forth on Exhibit 10.1.4, subject to customary exceptions and qualifications (the "Rudy's Counsel Opinion").

                           10.1.5  No Injunction.  On the Effective Date, there
shall  be  no  effective   injunction,   writ,   preliminary  or  temporary
restraining order or order of any nature issued by a court of competent jurisdiction directing that the transactions provided for herein or any of them not be consummated as so provided or imposing any conditions on the consummation of the transaction contemplated hereby that Benihana deems unacceptable in its sole discretion.

                           10.1.6  Consents and Approvals.  Benihana shall have
received any necessary approvals and consents from all third parties, including, without limitation, the landlords under the Leases to the extent such consent is required by the terms of the Leases, and the approval of all relevant state authorities with respect to Newco's and Benihana's acquisition of an interest in the Restaurants pursuant to the Merger, and such approvals and consents shall not have expired or been withdrawn as of the Effective Date. Each of such required consents is set forth on Schedule 10.1.6 hereof.

                           10.1.7  No Litigation.  As of the Effective Date, no
 writ, action, investigation, inquiry, litigation or other proceeding relating to or affecting Rudy's or any Subsidiary or any of their respective directors, officers, employees or agents in their capacities as such, the assets, properties or business of Rudy's or the transactions contemplated by this Agreement shall have been instituted seeking any relief which, if granted, would have a Material Adverse Effect or challenging the legality of the Merger, seeking to restrain the consummation thereof or seeking damages in connection therewith.

                           10.1.8  Approval of Documentation.  The form and
substance of all certificates, instruments, opinions, and other documents delivered to Benihana under this Agreement shall be reasonably satisfactory in all material respects to Benihana and its counsel.

                           10.1.9  Appraisal Rights.  Holders of Rudy's Shares
representing no more than 7.5% of the outstanding  Rudy's Shares shall have duly submitted valid written requests for the payment of the fair value of their Rudy's Shares in accordance with Section 92A.380 of the Nevada Law. 10.1.10 Severance Letters. Benihana shall have received duly executed copies of the Severance Letters referred to in Section 8.1.12.

                           10.1.11  Fairness Opinion.  The Fairness Opinion
shall have been confirmed in writing by Ladenburg Thalmann & Co., Inc. as of the date of mailing of the Proxy Statement.

                           10.1.12  Resignations.   Each of the directors and
officers of Rudy's and the Subsidiaries immediately prior to the Effective Time shall have resigned from all offices held by a written letter of resignation, copies of which shall be delivered to Benihana at the Closing.

                  10.2 Conditions Precedent to Rudy's Performance. The obligation of Rudy's to consummate the Merger in accordance with this Agreement is subject to the fulfillment of each of the following conditions, any of which may be waived in writing by Rudy's, in whole or in part, in its sole discretion:

                           10.2.1  Compliance with This Agreement.

                                    (a)     Benihana and Newco shall have
         performed and satisfied in all material respects all covenants, obligations, agreements and conditions required by this Agreement to be performed and satisfied by Benihana and Newco on or prior to the Effective Date;

                                    (b)     The representations and warranties
         of Benihana and Newco contained in Article 7 hereof shall be true, correct and complete in all material respects as of the date when made and at and as of the Effective Date as though such representations and warranties had been made on such date, except for changes
         expressly   permitted  on contemplated by the terms of this Agreement;

                                    (c)     Benihana shall have delivered to
         Rudy's a certificate, signed by its President and its Chief Financial Officer, dated as of the Effective Date, certifying as to the truth, completeness and correctness in all material respects of each of the representations and warranties set forth in Article 7 hereof and the fulfillment in all material respects of each of the covenants set forth in Article 9 hereof.

                           10.2.2  Approvals.  All corporate action by Benihana
and Newco necessary to approve the execution and delivery of this Agreement and the consummation of the transactions contemplated by this Agreement prior to the Effective Date shall have been taken and not revoked and Benihana shall have delivered to Rudy's certified copies of resolutions of the Board of Directors of Benihana and Newco evidencing such actions.

                           10.2.3  Opinions of Counsel for Benihana.  Rudy's
shall have received the opinion of Dornbush Mensch Mandelstam & Schaeffer, LLP, counsel for Benihana and Newco, dated as of the Effective Date, and addressed to Rudy's, which opinion shall opine as to the items set forth on
Exhibit 10.2.3, subject to customary exceptions and qualifications (the "Benihana's Counsel Opinion").

                           10.2.4 Non-Competition Agreement. The Surviving Corporation and Benihana shall have offered to enter into a Non-Competition
Agreement with each of Marie Peterson and Rudolph substantially in the form annexed as Exhibit 10.2.4 hereto.

                           10.2.5  Warrant.  Benihana shall have issued the
Warrant to Rudolph, providing for the right to purchase 200,000 shares of the Class A Stock at a price of $8.00 per share and containing the further terms and conditions, and in substantially the form, as annexed hereto as Exhibit 10.2.5.

                           10.2.6  Fairness Opinion.  The Fairness Opinion shall
have been confirmed in writing by Ladenburg Thalmann & Co., Inc. as of the date of mailing of the Proxy Statement.

                           10.2.7  Approval of Documentation.  The form and
substance of all certificates, instruments, opinions, and other documents delivered to Rudy's under this Agreement shall be reasonably satisfactory in all material respects to Rudy's and its counsel.

                           10.2.8 Absence of Legal Challenge to Merger. As of the Effective Date, there shall be in effect no order, writ, injunction, judgment or decree of any court or Governmental Authority in the United States or any state or territory thereof, prohibiting the consummation of the Merger or any of the other transactions specified in or required by the terms of this Agreement, and there shall be no action, suit or proceeding or pending before any court, Governmental Authority or other body challenging the legality of the Merger or any of the transactions specified in or required by the terms of this Agreement, seeking to restrain their consummation or seeking damages in connection therewith.

         11.      DELIVERIES AT CLOSING.

                  11.1 Rudy's Obligations. At the Closing, Rudy's shall deliver to Benihana or as Benihana may designate:

                           11.1.1  the certificates required by Section 10.1.1
and 10.1.3 hereof;

                           11.1.2  Rudy's Counsel Opinion required by Section
10.1.4 hereof;

                           11.1.3  a true and complete copy of the letter from
Ladenburg Thalmann & Co., Inc. as to the Fairness Opinion required by Section
10.1.11 hereof;

                           11.1.4  the certified resolutions required by Section
10.1.2 hereof;

                           11.1.5  the duly executed resignations required by
Section 10.1.12 hereof;

                           11.1.6  the duly executed consents required by
Section 10.1.6; and

                           11.1.7  the Severance Letters.

                  11.2 Obligations of Benihana and Newco. At the Closing, and against delivery of each of the items required to be delivered by Rudy's under
Section 11.1 above, Benihana and Newco shall deliver the following.

                           11.2.1  the Certificate required under Section
10.2.1(c);

                           11.2.2  the certified resolutions required by Section
10.2.2;

                           11.2.3  Benihana's Counsel Opinion required by
Section 10.2.3. hereof;

                           11.2.4  The Non-Competition Agreement with Rudolph
and Marie Peterson required by Section 10.2.4;

                           11.2.5  The Warrant; and

                           11.2.6  The Cash Consideration will be delivered to
the Exchange Agent and the Escrow Agent as contemplated by Section 4.3 hereof.

                  11.3 Filings. Promptly upon the completion or waiver of the conditions set forth in Article 10 hereof and the deliveries required by Sections 11.1 and 11.2 hereof, the Surviving Corporation will cause the Articles of Merger to be filed in Nevada, thereby consummating the Merger.

         12.      POST CLOSING MATTERS.

                  12.1 Offices of Rudy's. Benihana shall cause the Surviving Corporation to continue to maintain the executive offices of Rudy's located at 11900 Biscayne Boulevard, Suite 806, Miami, Florida until the expiration of the current lease on such offices in August, 1998. During such period Benihana and the Surviving Corporation will permit Rudolph and his affiliates to occupy such offices in accordance with their present practices. Benihana and the Surviving Corporation also acknowledge that the furniture, equipment and other personal items in such offices are the personal property of Rudolph and may be removed from such offices, at Rudolph's election.

         13.      TERMINATION.

                  13.1 Termination. This Agreement and the transactions contemplated herein may be terminated and/or abandoned at any time before the
Closing:

                           13.1.1  By the written mutual consent of Rudy's and
Benihana;

                           13.1.2 By Rudy's, by giving written notice to the other parties to this Agreement, if there is a continuing material breach by Benihana of any of the representations, warranties, covenants or obligations of Benihana set forth herein; provided, however, that at the time of such termination, Rudy's is not in material breach of any of its representations, warranties, covenants or obligations hereunder (or, if Rudy's is in such material breach, Rudy's has not commenced to cure and is not then continuing to diligently pursue the cure of such breach); provided further, however, that Benihana has a period of 20 days in which to cure such default;

                           13.1.3  By Benihana by giving written notice to the
     other parties to this Agreement, if there is a continuing material breach by Rudy's or Principal Shareholders of any of the representations, warranties, covenants or obligations of Rudy's or the Principal Shareholders, as the case may be, set forth herein; provided, however, that at the time of such termination, Benihana and Newco are not in material breach of any of their representations, warranties, covenants or obligations hereunder (or, if either is in such material breach, Benihana or Newco, as the case may be, has not commenced to cure and is not then continuing to diligently pursue the cure of such breach); provided further, however, that Rudy's and the Principal Shareholders have a period of 20 days in which to cure such default;

                           13.1.4 By either Benihana or Rudy's, if the Closing shall not have taken place by January 31, 1998 (the "Final Date"), provided that at the time of such termination the terminating party is not in material breach of any of its representations, warranties, covenants or obligations hereunder (or, if in such material breach, has not commenced to cure and is not then continuing to diligently pursue the cure of such breach). In addition, if, at the Final Date, the sole reason that the Closing has not taken place is the failure of a third party to have taken any action required to be taken in order to satisfy any party's obligation to consummate the Merger (for example, the issuing or transfer of a liquor license for a Restaurant) and each party hereto has taken all steps required hereunder of such party to cause such third party to take such action, then either party may elect to extent the Final Date, effective upon notice to the other party, to a date no later than July 31, 1998;

                           13.1.5 By Rudy's, subject to Section 13.2.3, if, prior to the Shareholders Meeting, the Board of Directors of Rudy's
determines, solely due to its Fiduciary Obligations, that it will not recommend the approval of this Agreement or the Merger by the Shareholders of Rudy's (or if such recommendation is withdrawn) and shall have recommended a Higher Offer to the shareholders of Rudy's.

                  13.2     Effect of Termination.

                           13.2.1 Wilful Breach By Rudy's or the Principal Shareholders. If this Agreement is terminated by Benihana pursuant to
Sections 13.1.3 as the result of any wilful breach of any covenant or agreement of Rudy's or the Principal Shareholders, then Rudy's shall be fully liable for any and all costs, expenses or damages incurred or suffered by the other party in connection with, or in respect of, this Agreement and the transactions contemplated hereby (including, without limitation, any commitment fees or other amounts paid or payable by Benihana to any financing source or otherwise incurred in connection with arranging for, soliciting or obtaining any such financing).

                           13.2.2  Breach by Benihana or Newco. If this
Agreement is terminated by Rudy's pursuant to Section 13.1.2, then Benihana shall promptly pay Rudy's the sum of $1,000,000, which represents a good faith estimate of the cost and expenses incurred by Rudy's in developing the transactions contemplated by this Agreement. Nothing in this Section 13.2.2 shall relieve Benihana or Newco from any liability for breach of this Agreement or limit the availability of any remedy available to Rudy's provided for hereunder or by law.

                           13.2.3  Termination Because of Fiduciary Obligations.
     In the event this Agreement is terminated by the Board of Directors of Rudy's pursuant to Section 13.1.5, Rudy's agrees to pay Benihana a fee equal to the greater of (i) Benihana's out-of-pocket fees and expenses incurred in developing and negotiating this Agreement and the transactions contemplated hereby and (ii) $1,000,000, which represents a good faith estimate of the cost and expenses incurred by Benihana, together with the value of lost opportunities, in developing the transactions contemplated by this Agreement.

                           13.2.4  Other Terminations.  If this Agreement is
terminated  as permitted by  Subsection  13.1.1,  or otherwise  pursuant to
Section 13.1 and Subsections 13.2.1 , 13.2.2 and 13.2.3 are not applicable, such termination shall be without liability of any party (or any shareholder, director, employee, agent, consultant or representative of such party) to any other party.

                  13.3 Procedure Upon Termination. In the event of termination and abandonment pursuant to this Article 13, written notice thereof shall forthwith be given to the other party and the transactions contemplated by this Agreement shall be terminated and/or abandoned, without further action by any party. If the transactions contemplated by this Agreement are terminated and/or abandoned as provided herein:

                           13.3.1 Each party will redeliver all documents, work papers and other material of any other party relating to the transactions contemplated hereby, whether so obtained before or after the execution hereof, to the party furnishing the same; and

                           13.3.2  All confidential information received by any
party hereto with respect to the business of any other party or its subsidiaries shall be treated in accordance with Sections 8.7 and 9.1 hereof.

                  13.4 Survival. The provisions of Sections 13.2 and 13.3 shall survive termination of this Agreement.

         14.      GUARANTY OF INDEMNIFICATION.


                  14.1 Guaranty. From and after the Effective Time, Benihana hereby unconditionally guarantees (the "Benihana Guarantee") the indemnification obligations of Rudy's to its officers and directors ("Indemnified Persons") immediately prior to the Effective Time, to the extent provided by the Articles of Incorporation and By-Laws of Rudy's in effect immediately prior to the Effective Time and to the extent permitted by the Nevada Law. Benihana hereby waives any requirement of any Indemnified Person to pursue their rights hereunder directly against Rudy's before proceeding against Benihana under the Benihana Guarantee and waives all other requirements of notice or demand, except as set forth in Section 14.2 hereof. This guarantee shall survive the Closing until the expiration of the statute of limitations of Rudy's indemnification obligations to the Indemnified Persons. Each Indemnified Person shall be deemed a third party beneficiary of the Benihana Guarantee.

                  14.2 Procedure. Any person seeking indemnification pursuant to the Benihana Guarantee shall provide prompt notice to Benihana of the assertion of any claim as to which such person may seek indemnification. Benihana shall be entitled to assume the defense of any such matter with counsel of it choice, who shall be reasonably acceptable to the Indemnified Person. The Indemnified Person shall furnish reasonable cooperation to Benihana and its counsel in the defense of any such matter and may participate in such defense with its own counsel, at its own expense. Notwithstanding the preceding, Benihana shall be obligated to pay the reasonable fees and expenses of no more than one counsel for an Indemnified Person, if Benihana receives a written opinion of counsel for such Indemnified Person to the effect that there may exist defenses to such Indemnified Person's potential liability which are different from those available to Benihana or Rudy's or that there is a significant possibility of a conflict of interest between such Indemnified Person, on the one hand, and Benihana and Rudy's, on the other, in connection with the defense of such matter.

         15.      NON-SURVIVAL OF REPRESENTATIONS AND WARRANTIES.

                  The respective representations and warranties of the parties contained herein or in any certificates or other documents delivered prior to or at the Effective Date shall not be deemed waived or otherwise affected by any investigation made by any party hereto. The representations and warranties contained herein shall not survive the Closing. This Article 15 shall have no effect upon any other obligation of the parties hereto, whether to be performed before or after the Effective Date.
         16.      MISCELLANEOUS.

                  16.1 Expenses. Except as otherwise provided hereto, the parties hereto shall each bear its own expenses in connection with the transactions contemplated by this Agreement, including the fees of attorneys, accountants, advisors, brokers, investment bankers and other representatives and transfer taxes.

                  16.2 Notices and Legal Process. All notices and other communications and legal process shall be in writing and shall be personally delivered, transmitted by telecopier, telex or cable, or transmitted by postage prepaid, registered or certified mail with return receipt requested or by recognized courier service, as elected by the party giving such notice, addressed as follows:

                  (a) If to Rudy's or the Principal Shareholders:

                           Rudy's Restaurant Group, Inc.
                           11900 Biscayne Boulevard, Suite 806
                           Miami, Florida  33181
                           Attention:  Mr. Douglas Rudolph
                           Fax:   (305) 895-2881

                  With copies to:

                           Berman Wolfe & Rennert
                           100 Southeast Second Street, 35th Floor
                           Miami, Florida 33131
                           Attention:  Charles J. Rennert, Esq.
                           Fax:  (305) 373-6036

                  (b) If to Benihana, Newco or the Surviving Corporation:

                           Benihana Inc.
                           8685 Northwest 53rd Terrace
                           Miami, Florida  33166
                           Attention:  Mr. Joel A. Schwartz
                           Fax:  (305) 594-9492

                  With copies to:

                           Dornbush Mensch Mandelstam & Schaeffer, LLP
                           747 Third Avenue
                           New York, NY 10017
                           Attn:  Darwin C. Dornbush, Esq.
                           Fax:   (212) 753-7673

Notices shall be deemed to have been given, made and received only when delivered (personally, by facsimile transmission or by courier services such as FedEx, or by other messenger), addressed as set forth above. Any party hereto may change its address for purpose hereof by notice to the other parties hereto.

                  16.3 Disclosure. Each party shall provide the other a reasonable opportunity for consultation with respect to the text of any press release announcing the execution of this Agreement or the transactions contemplated hereby.

                  16.4  Counterparts.  This  Agreement  may be  executed  in any
number  of  counterparts,   each  of  which  shall  be  an  original,  but  such
counterparts together shall constitute one and the same instrument.

                  16.5  Waiver  and  Amendment.   The  parties  may  by  written
instrument extend the time for the performance of any of the obligations or other acts of the other hereunder and may waive (i) any inaccuracies of the other in the representations or warranties contained in this Agreement or in any document delivered pursuant hereto, (ii) compliance with any of the covenants, undertakings or agreements of the other, or satisfaction of any of the conditions to its or their obligations, contained in this Agreement or (iii) the performance (including performance to the satisfaction of a party or its counsel) by the other of any of its or their obligations set out herein. Any waiver, amendment or supplement hereof shall be in writing.

                  16.6 Entire Agreement. Unless otherwise specifically agreed in writing, this Agreement and the Schedules and Exhibits hereto and the other agreements anticipated hereby represent the entire understanding of the parties with reference to the transactions set forth herein and supersede all prior representations, warranties, understandings and agreements heretofore made by the parties, and neither this Agreement nor any provisions hereof may be amended, waived, modified or discharged except by an Agreement in writing signed by the party against whom the enforcement of any amendment, waiver, change or discharge is sought.

                  16.7 Binding Agreement. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, successors and permitted assigns except that no party may assign or transfer its rights or obligation sunder this Agreement without the prior written consent of the other parties to this Agreement. Notwithstanding the foregoing, Benihana and Newco may assign all or any portion of its rights hereunder: as collateral security to one or more Persons that provide the financing for the Merger.

                  16.8 Governing Law. The interpretation and enforceability of this Agreement shall be governed by and construed in accordance with the internal laws of the State of Florida without reference to the conflicts of laws provisions thereof. The Merger shall comply with the Nevada Law.

                  16.9 Submission to Jurisdiction. The parties hereto hereby irrevocably and unconditionally each:

                                    (a)     submits for itself and its property
          in any legal action or proceeding relating to this Agreement, or for recognition and enforcement of any judgment in respect thereof, to the nonexclusive general jurisdiction of the State of Florida and its courts and the courts of the United States of America for the Southern District of Florida located in Dade County; (b) consentsthat any such action or proceeding may be brought in such courts, and waives any objection that it may now or hereafter have to the venue of any such action or proceeding in any such court or that such action or proceeding was brought in an inconvenient court and agrees not to plead or claim the same; and

                                    (c)     agrees that nothing herein shall
          affect the right to effect service of process in any other manner permitted by law or shall limit the right to sue in any other jurisdiction.

                  16.10 Severability; Construction. In the event any provision hereof is determined to be invalid or unenforceable, the remaining provisions hereof shall be deemed severable therefrom and shall remain in full force and effect. Words and phrases defined in the plural shall also be used in the singular and vice versa and be construed in the plural or singular as appropriate and apparent in the context used. Unless otherwise specifically provided herein, accounting terms shall be given and assigned their usual meaning and effect as defined or used in GAAP.

                  16.11 References to Dollars. All references to "dollars" and "$" shall mean United States dollars.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written:

                        BENIHANA INC.


                        By:_____________________________
                           Joel A. Schwartz, President


                        BENIHANA MERGER CORP.


                        By:_____________________________
                           Joel A. Schwartz, President


                        RUDY'S RESTAURANT GROUP, INC.


                        By:_____________________________
                           Douglas M. Rudolph, President


                        BAYVIEW PARTNERS*


                        By:_______________________________
                           William Van Pelt, IV,
                           Managing Partner


                        ---------------------------------
                           Douglas M. Rudolph*




* Solely for the purposes of Sections 6 and 8.10

Schedule 1.1

         The Adjustment Amount shall be determined as follows:

                  (a) The Net Working Capital of Rudy's shall be determined as of the close of business on the business day immediately preceding the Effective Time (the "Computation Date"). The term "Net Working Capital of Rudy's" shall mean, as of the Computation Date, the amount by which consolidated Current Assets of Rudy's exceeds consolidated Current Liabilities of Rudy's as at the Computation Date. All capitalized terms used in this Schedule and not otherwise defined shall have the meanings ascribed to them under generally accepted accounting principles ("GAAP"), as applied to the financial statements consistent with past practices reflected in the historical financial statements of Rudy's, and all computations to be made hereunder shall be made in accordance with GAAP, and shall include a reasonable allowance for normal year-end adjustments, if any, on a basis consistent with the historical practices of Rudy's.

                  (b) The amount of $1,937,127 (the "Base Amount") shall be subtracted from the Net Working Capital of Rudy's as at the Computation Date.

                  (c) To the amount derived in subsection (b) shall be added (i) all out-of-pocket amounts paid or accrued by Rudy's directly in connection with the transactions contemplated by this Agreement, including, but not limited to all amounts payable under Section 8.1.12 of this Agreement and all legal, accounting and investment banking fees and amounts payable under Section 8.1.12 of the Agreement incurred in connection with the Merger or this Agreement (except to the extent such expenses have been capitalized by Rudy's as Current Assets), (ii) the amount of all capital expenditures incurred by Rudy's since April 13, 1997 (which expenditures are not capitalized as Current Assets), and
(iii) an amount equal to 50% of the payments since April 13, 1997 of current maturities of principal under notes or covenants not to compete payable to third parties who are not affiliates of Rudy's and which notes payable or covenant obligations are reflected in the Unaudited Balance Sheet.

                  (d) The result determined in accordance with subsection (c) shall be divided by the number of Rudy's Shares outstanding immediately prior to the Effective Time and rounded to the nearest whole cent.

                  (e) Notwithstanding anything to the contrary set forth in the Agreement or in this Schedule, in the event that the parties have not completed the determination of the Adjustment Amount as of the date of Closing, the Cash Consideration without the Adjustment Amount shall be paid in accordance with
Section 4.2 and the Adjustment Amount shall be paid in the same manner when so determined (such determination in no event to take place later than 30 days following the date of Closing). Any disagreement between the parties or uncertainty concerning the calculation of the Adjustment Amount shall be submitted for determination by Deloitte & Touche, LLP, whose determination shall be final and binding on all parties.

Exhibit 8.1.12



         Each Severance Letter will contain an acknowledgement of the amount received, an agreement to the termination of employment (including termination of all written or oral agreements of employment) and a release of all claims against Rudy's of every nature whatsoever.

Exhibit 10.1.4



         Rudy's Counsel Opinion


         The opinion will cover the matters set forth in Sections 5.1, 5.2, 5.3, 5.4, 5.5, 5.6 and 5.22 of the Agreement.

         Factual matters need only be addressed to the best of counsel's knowledge. Customary exceptions and qualifications will apply.

Schedule 10.1.6


         Required Consents


                  The consent to the transfer of each Liquor License possessed by a Restaurant (or the approval of applications therefor or amendments thereto) by the appropriate Governmental Authority required to permit the conduct by each Restaurant of its business as conducted as of the date hereof is required.

Exhibit 10.2.3


         Benihana's Counsel Opinion


         The opinion will cover the matters set forth in Sections 7.1, 7.2, 7.3, 7.4, 7.5 and 7.8 of the Agreement.

         Factual matters need only be addressed to the best of counsel's knowledge. Customary exceptions and qualifications will apply.

Schedule 8.1.12

                  Douglas M. Rudolph
                  Marie Petersen
                  Sho Miyazawa
                  Sara Morales
                  Shari Grossnickle
                  Shirley Thomas

                  Sara Morales will be offered employment by Benihana Inc. at a salary of $28,000 per year. In the event Sara Morales does not accept employment, the $787,500 shall be amended to $815,500.

                  Notwithstanding the provisions of Section 8.1.12 of the Agreement, the amounts which Rudy's is entitled to expend pursuant to Section
8.1.12 of the Agreement shall be reduced, on a dollar-for-dollar basis by the amount, if any, (the "Reduction Amount"), calculated as that amount by which the Net Working Capital of Rudy's as at the Computation Date as defined in subparagraph (a) of Schedule 1.1 to this Agreement, increased by the amounts set forth in subparagraph (c) of Schedule 1.1 to this Agreement, does not exceed $1,937,127.

                  To the extent the Reduction Amount is greater than $787,500 (the "Greater Amount"), the payments payable to Douglas Rudolph under that certain Non-Competition Agreement will be reduced dollar for dollar by such Greater Amount.

Schedule 5.8 No Undisclosed Liabilities

Obligations not on Balance Sheet and except as otherwise provided herein

1. State of Florida sales tax assessment (audit completed - no assessment yet, but expected)

         Have reserve on books; expect assessment have a net effect of approxi-mately $8,000 - $10,000

2.  State of Florida Alcoholic Beverage Surtax Assessment

         Current assessment approximately $4,300; contesting; believe existing reserve will suffice

3.  IRS

         IRS has identified The Samurai & Maxwell's as potentially responsible for underpayment of payroll taxes on unreported tips and has requested we sign TRAC agreements, which Buyer has authorized Rudy's to sign. Potential for liability is min. $15,000 to over $100,000 if assessed vis-a-vis employer only audits; there is no reserve for this potential liability

Note:    Buyer has been advised of the above contingencies

4.  Rudy's Cafeteria Plan

         Obligations & funding of same netted in financial statements since obligations thereunder are fully funded.


Schedule 5.28

                  Consents

                           None.

EXHIBIT 11

                                BENIHANA INC.
                  CALCULATION OF PRIMARY EARNINGS PER SHARE
                                                    Four Periods Ended
                                               July 20,            July 21,
                                                 1997                1996
                                               ---------           ---------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                             6,073,666           5,836,959

DILUTIVE EFFECT OF WARRANTS
OUTSTANDING                                                          147,093

DILUTIVE EFFECT OF STOCK OPTIONS
OUTSTANDING USED IN CALCULATION
OF EARNINGS PER SHARE                             41,923              70,956
                                              ----------          ----------

                                               6,115,589           6,055,008
                                              ==========          ==========

NET INCOME                                    $1,640,218          $1,303,317

EFFECT OF DIVIDENDS ON PREFERRED
STOCK                                            (32,268)            (36,923)


NET INCOME                                    $1,607,950          $1,266,094
                                              ==========          ==========

EARNINGS PER SHARE                            $.26                $.21
                                              ====                ====


                  CALCULATION OF FULLY DILUTED EARNINGS PER SHARE
                                                    Four Periods Ended
                                               July 20,            July 21,
                                                 1997                1996
                                               ---------           ---------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                             6,073,666           5,836,959

CONVERTIBLE PREFERRED STOCK                      277,902             300,000

DILUTIVE EFFECT OF WARRANTS
OUTSTANDING                                                          147,093

DILUTIVE EFFECT OF STOCK OPTIONS
OUTSTANDING USED IN CALCULATION
OF EARNINGS PER SHARE                             41,923              70,956
                                              ----------          ----------

                                               6,393,491           6,355,008
                                              ==========          ==========

NET INCOME                                    $1,640,218          $1,303,317
                                              ==========          ==========

EARNINGS PER SHARE                            $.26                $.21
                                              ====                ====


                              SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Benihana Inc.
                                           ---------------
                                           (Registrant)




Date    August 11, 1997                    /s/ Joel A. Schwartz
      ------------------                   --------------------
                                           Joel A. Schwartz
                                           President




                                           /s/ Michael R. Burris
                                           ---------------------
                                           Michael R. Burris
                                           Chief Financial Officer