Form 10-Q
period 1997-10-12
BENIHANA INC
filed 1997-11-13
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                     For the Quarter Ended October 12, 1997

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


 Common stock $.10 par value, 3,557,366 shares outstanding at November 12, 1997


     Class A common stock $.10 par value, 2,517,133 shares outstanding at
                          November 12, 1997

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
SEVEN PERIODS ENDED OCTOBER 12, 1997




TABLE OF CONTENTS
                                                                      PAGE
PART I -      Financial Information

              Consolidated Balance Sheets at October 12, 1997
                (unaudited) and March 30, 1997                         1

              Consolidated Statements of Operations
                (unaudited) for the Three and Seven Periods
                Ended October 12, 1997 and October 13, 1996          2 - 3

              Consolidated Statement of Stockholders' Equity
                (unaudited) for the Seven Periods Ended
                October 12, 1997                                       4

              Consolidated Statements of Cash Flows
                (unaudited) for the Seven Periods Ended
                October 12, 1997 and October 13, 1996                  5

              Notes to the Consolidated Financial
                Statements                                           6 - 7

              Management's Discussion and Analysis of the
                Financial Condition and Results of
                Operations                                           8 - 11


PART II -     Other Information                                        12

              Exhibit 11                                               13

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONSOLIDATED BALANCE SHEETS

   All dollar amounts in thousands, except  per share amounts
                                                                                 (Unaudited)
                                                                                  October 12,      March 30,
                                                                                    1997             1997
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                                                            $ 7,213         $ 7,043
    Receivables (net of allowance for doubtful amount of
        $0 in October 1997 and $27 in March 1997)
         Trade                                                                          279             218
         Other                                                                           58             324
-------------------------------------------------------------------------------------------------------------------

    Total Receivables                                                                   337             542

    Inventories (Note 2)                                                              2,955           3,148
    Prepaid expenses (Note 3)                                                           992             837
-------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                 11,497          11,570

Property and equipment, net                                                          26,268          25,416
Deferred income taxes, net                                                            1,355           1,487
Other assets (Note 4)                                                                 2,399           2,089
-------------------------------------------------------------------------------------------------------------------

                                                                                    $41,519         $40,562
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                           $ 6,565         $ 7,018
    Current maturities of long-term debt and
         obligations under capital leases                                             1,422           1,436
-------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                             7,987           8,454

Long-term debt                                                                        4,785           5,271
Due to affiliates - long term                                                           233             312
Obligations under capital leases                                                      3,526           3,771

Stockholders' Equity:
    Preferred stock - $1.00 par value;
         authorized - 5,000,000 shares, issued
         and outstanding - 1,500 shares and
         2,000 shares, respectively                                                       2               2
    Common stock - $.10 par value;
         convertible into Class A Common, authorized -
         12,000,000 shares, issued and outstanding -
         3,557,366 shares and 3,557,366 shares,
         respectively                                                                   356             356
    Class A common stock - $.10 par value;
         authorized - 20,000,000 shares, issued
         and outstanding - 2,517,133 shares and
         2,516,300 shares, respectively                                                 252             252
    Additional paid-in capital                                                       14,984          14,978
    Retained earnings                                                                 9,510           7,282
    Treasury stock - 9,177 shares at cost                                              (116)           (116)
-------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                           24,988          22,754
-------------------------------------------------------------------------------------------------------------------

                                                                                    $41,519         $40,562
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

   All dollar amounts in thousands, except  per share amounts

                                                                                      Three Periods Ended
                                                                                   October 12,       October 13,
                                                                                     1997              1996
-------------------------------------------------------------------------------------------------------------------
Revenues

Net restaurant food and beverage sales                                              $21,044          $19,019
Other income                                                                            148              157
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                       21,192           19,176

Costs and Expenses

Cost of restaurant food and beverage sales                                            5,467            4,833
Restaurant expenses                                                                  12,844           11,839
General and administrative expenses                                                   1,152            1,052
Interest expense                                                                        160              216
-------------------------------------------------------------------------------------------------------------------

Total Costs and Expenses                                                             19,623           17,940
-------------------------------------------------------------------------------------------------------------------


Income from operations before income taxes                                            1,569            1,236
Income tax provision                                                                    429              395
-------------------------------------------------------------------------------------------------------------------

Net Income                                                                          $ 1,140           $  841
-------------------------------------------------------------------------------------------------------------------

Net Income Per Common Share (Note 5)
    Primary and fully diluted earnings per common share                             $   .18           $  .13
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

   All dollar amounts in thousands, except  per share amounts

                                                                                       Seven Periods Ended
                                                                                   October 12,       October 13,
                                                                                      1997              1996
-------------------------------------------------------------------------------------------------------------------
Revenues

Net restaurant food and beverage sales                                               $48,444           $44,423
Other income                                                                             337               358
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                        48,781            44,781

Costs and Expenses

Cost of restaurant food and beverage sales                                            12,497            11,352
Restaurant expenses                                                                   29,372            27,383
General and administrative expenses                                                    2,535             2,378
Interest expense                                                                         377               516
-------------------------------------------------------------------------------------------------------------------

Total Costs and Expenses                                                              44,781            41,629
-------------------------------------------------------------------------------------------------------------------

Income from operations before income taxes                                             4,000             3,152
Income tax provision                                                                   1,220             1,008
-------------------------------------------------------------------------------------------------------------------

Net Income                                                                           $ 2,780           $ 2,144
-------------------------------------------------------------------------------------------------------------------

Net Income Per Common Share (Note 5)
    Primary and fully diluted earnings per common share                              $   .44           $   .34
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

    All dollar amounts in thousands


                                                             Class A      Additional
                                   Preferred     Common      Common         Paid-in       Retained      Treasury
                                     Stock       Stock        Stock         Capital       Earnings        Stock
-------------------------------------------------------------------------------------------------------------------

Balance, March 30, 1997               $2          $356         $252         $14,978         $7,282        ($116)

Net income                                                                                   2,780

Preferred stock redeemed                                                                      (500)

Dividend on preferred stock                                                                    (52)

Exercise of stock options                                                         6
-------------------------------------------------------------------------------------------------------------------

Balance, October 12, 1997             $2          $356         $252         $14,984         $9,510        ($116)
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

   All dollar amounts in thousands
                                                                                        Seven Periods Ended
                                                                                     October 12,     October 13,
                                                                                        1997            1996
-------------------------------------------------------------------------------------------------------------------
Operating Activities

Net income                                                                              $2,780          $2,144
Adjustments to reconcile net income to net
    Cash provided by operating activities:
         Depreciation and amortization                                                   1,403           1,413
    Change in operating assets and liabilities
         that provided or (used) cash:
              Accounts receivable                                                          204             (71)
              Inventories                                                                  193            (703)
              Prepaid expenses                                                            (154)            150
              Other assets                                                                (405)             19
              Accounts payable and accrued expenses                                       (453)            131
              Deferred taxes                                                               132
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                                3,700           3,083
-------------------------------------------------------------------------------------------------------------------

Investing activities

Expenditures for property and equipment                                                 (2,160)           (864)
Investment in limited partnership                                                                         (253)
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                                 (2,160)         (1,117)
-------------------------------------------------------------------------------------------------------------------

Financing Activities

Repayment of long-term debt and obligations
    under capital leases                                                                  (824)           (844)
Dividend paid on preferred stock                                                           (52             (66)
Preferred stock redeemed                                                                  (500)
Proceeds from issuance of common stock                                                                     575
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) financing activities                                                 (1,370)           (335)
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                  170           1,631

Cash and cash equivalents, beginning of year                                             7,043           4,722
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                $7,213          $6,353
-------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information

Cash paid during the seven periods:
    Interest                                                                            $  375          $  445
    Income taxes                                                                         1,614             646


See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEVEN PERIODS ENDED OCTOBER 12, 1997 AND OCTOBER 13, 1996

(UNAUDITED)



1.  GENERAL

    The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at October 12, 1997) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the seven periods (twenty-eight weeks) ended October 12, 1997 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's fiscal year consists of 13 four-week accounting periods.

2.  INVENTORIES

    Inventories consist of (in thousands):
                                            October 12,         March 30,
                                              1997                1997
                                            -----------         ---------
         Food and beverage                    $1,168             $1,243
         Supplies                              1,787              1,905
                                              ------             ------

                                              $2,955             $3,148
                                              ======             ======

3.  PREPAID EXPENSES

         Prepaid expenses consist of (in thousands):
                                            October 12,         March 30,
                                              1997                1997
                                            -----------         ---------
         Prepaid insurance                    $  227             $  547
         Construction advances                   423                222
         Other                                   342                 68
                                              ------             ------

                                              $  992             $  837
                                              ======             ======

BENIHANA INC. AND SUBSIDIARIES



4.  OTHER ASSETS

         Other assets consist of (in thousands):
                                               October 12,         March 30,
                                                 1997                1997
                                               -----------         ---------
         Lease acquisition costs                  $  457             $  490
         Cash surrender value of officer's
             life insurance                          305                305
         Premium on liquor licenses                  651                651
         Long-term note receivable                   174                196
         Security deposits                           159                162
         Preopening expenses                         149                 46
         Other                                       504                239
                                                  ------             ------

                                                  $2,399             $2,089
                                                  ======             ======

5.  NET INCOME PER COMMON SHARE

         The primary net income per common share was computed by using the weighted average number of shares and dilutive common stock equivalents (6,133,251 shares for the seven periods ended in October 1997 and 6,074,660 shares for the seven periods ended in October 1996) of Common Stock and Class A Common Stock outstanding as of October 12, 1997. In addition to the weighted average number of shares and dilutive common stock equivalents, the calculation of fully diluted earnings per share includes shares issuable upon conversion of the Preferred Stock. Fully diluted earnings per share assumes that the Preferred Stock was converted into Class A Common Stock as of the beginning of the fiscal year.

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

The Company achieved revenue, net income and earnings per share growth when compared to the comparable periods of the prior year. Restaurant revenue increased 10.6%, net income increased 35.6% and earnings per share increased 38.5% for the three periods and restaurant revenue increased 9.1%, net income increased 29.7% and earnings per share increased 29.4% for the seven periods, when compared to the comparable periods in the prior year. The Company continues to enjoy sustained increases in patronage. The aforementioned increase in patronage has led to the increase in revenues, net income and per share earnings.

REVENUES

The amounts of sales and the changes in amount and percentage change in amount of sales from the previous fiscal year are shown in the following tables.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


                                                  Three Periods Ended                 Seven Periods Ended
                                             October 12,         October 13,      October 12,        October 13,
                                                1997                1996             1997               1996
                                             -----------         -----------      -----------        -----------
Net restaurant sales                           $21,044             $19,019          $48,444            $44,423
Other income                                       148                 157              337                358
                                               -------             -------          -------            -------

Total Revenues                                 $21,192             $19,176          $48,781            $44,781
                                               =======             =======          =======            =======

                                                   Three Periods Ended                Seven Periods Ended
                                              October 12,         October13,      October 12,        October 13,
                                                 1997                1996            1997               1996
                                              -----------         ----------      -----------        -----------
Amount of change in total revenues
    from previous year                          $ 2,016             $ 1,477         $ 4,000            $ 3,411

Percentage of change from the
    previous year                                  10.5%                8.3%            8.9%               8.2%

Three and Seven Periods Ended October 12, 1997 compared to October 13, 1996 -- Restaurant revenues continued to increase in the three and seven periods ended October 12, 1997 as compared to the equivalent periods ended October 13, 1996. The Company's trend of increases in comparable per unit sales continued during the three periods increasing 8.4% in the current three periods as compared to 7.3% in the previous three periods and increasing 7.9% in the current seven periods as compared to 7.2% in the previous seven periods. Patronage continues to increase resulting from the opening of two new restaurants, from favorable consumer response to the Company's advertising programs, from physical improvements made to several restaurant properties, including the opening of sushi bars at four of the Company's restaurants. The Company serves sushi at all of its restaurants and currently operates a sushi bar at 26 of its 40 restaurants.

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

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                               Three Periods Ended             Seven Periods Ended
                                           October 12,     October 13,      October 12,     October 13,
                                              1997            1996             1997            1996
                                           -----------     -----------      -----------     -----------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of restaurant food and
  beverage sales                               26.0%          25.4%             25.8%          25.6%
Restaurant expenses                            61.0%          62.2%             60.6%          61.6%
General and administrative expenses             5.5%           5.5%              5.2%           5.4%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of restaurant food and
  beverage sales                               $634           $172            $1,145           $245
Restaurant expenses                          $1,005           $970            $1,989         $2,369
General and administrative expenses            $100           $ 53              $157           $197

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of restaurant food and
  beverage sales                               13.1%           3.7%             10.1%           2.2%
Restaurant expenses                             8.5%           8.9%              7.3%           9.5%
General and administrative expenses             9.5%           5.3%              6.6%           9.0%

Three and Seven Periods Ended October 12, 1997 compared to October 13, 1996 -- The cost of food and beverage sales increased in total dollar amount for the three and seven periods and increased when expressed as a percentage of sales. The increase is a result of higher seafood costs in the current three and seven periods. Restaurant expenses increased in total dollar amount but decreased when expressed as a percentage of sales for the three and seven periods as compared to the previous comparable periods. The increase in dollar amount resulted from those costs such as credit card discounts and percentage rent expense which are directly related to the increase in sales.

General and administrative costs increased nominally in total dollar amount for the three and seven periods. As a result of the generally fixed nature of general and administrative costs, such expenses when expressed as a percentage of sales remained constant for the three periods and decreased for the seven periods as compared to the previous comparable periods.

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

The Company expects that it will continue to make expenditures to improve the appearance and efficiency of its restaurants and also expand capacity at its existing restaurants. The Company has signed leases for a sushi restaurant in Ft. Lauderdale, Florida and for a traditional Benihana restaurant in Ontario, California, both opening spring of 1998.

On July 22, 1997, the Company entered into an Agreement and Plan of Merger ("the Agreement") under which the Company will acquire Rudy's Restaurant Group, Inc. ("Rudy's"). Rudy's owns and operates nine teppanyaki-style Japanese restaurants in Florida, Ohio, Michigan, Minnesota, Pennsylvania and Washington D.C. under the names Samurai and Kyoto. The acquisition price will be approximately $5 per share for each outstanding common share of Rudy's which, together with severance and non-competition payments to Rudy's personnel to be paid in connection with the acquisition, results in a total purchase price of approximately $20 million. Pursuant to the Agreement, the Company has agreed to grant a five-year option to purchase 200,000 shares of the company's Class A Common Stock at an exercise price of $8.00 per share to the chief executive officer of Rudy's. The Company received a commitment from its current lender, First Union National Bank, for a $12,000,000 term loan facility and a $15,000,000 revolving credit facility, to refinance its existing senior debt, to consummate the acquisition of Rudy's and to provide funds for working capital and capital expenditures. The closing of the acquisition is expected to take place during the third quarter ending January 4, 1998.

The terms of the proposed term loan facility call for the first eight quarterly principal payments to be $250,000, the next eight quarterly principal payments to be $500,000 and the last eight quarterly payments to be $750,000. The revolving credit facility will have a maturity of six years from the date of the loan. Both facilities will bear interest at a rate per annum of LIBOR plus an applicable margin based on the Company's ratio of earnings before interest, taxes, depreciation and amortization to funded debt. All loans and reimbursement obligations under the revolving and term loan facilities shall be secured by a perfected first priority lien on all tangible and intangible assets of the Company. The facilities will contain restrictions on additional indebtedness and capital expenditures, among other restrictive covenants, comparable to those currently in place with the existing credit facility.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information


Item 4.   Results of Vote of Security Holders.

          (a) The registrant held its annual meeting of stockholders on July 31, 1997.

          (b)     The following directors were elected at the meeting:

                  John E. Abdo and Norman Becker

                  Other directors whose term of office continue after the meeting are set forth below:

                  Rocky H. Aoki, Joel A. Schwartz, Robert S. Greenberg, Taka Yoshimoto, Darwin C. Dornbush

          (c) At the annual meeting, holders of the registrant's Class A Common Stock voted to elect one Class II director for a term of three years and the holders of the registrant's Common Stock voted to elect one Class II director for a term of three years. In addition, holders of the registrant's Common Stock and Class A Common Stock, voting together as a single class, voted for the ratification of Deloitte & Touche LLP to serve as the registrant's independent certified public accounants for the fiscal year ending March 29, 1998.

                  At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

                                                                                    WITHHOLD
                  MATTER                   FOR          AGAINST        ABSTAIN      AUTHORITY      NON-VOTES
                  ------                   ---          -------        -------      ---------      ---------
                  Election of Directors:

                  Class II
                  John E. Abdo             2,308,235                                   6,766
                  Norman Becker            3,471,863                                  13,042

                  Ratification of
                  Independent Public
                  Accountants              5,782,073      11,716          6,117

Item5. On July 22, 1997, the Company entered into an Agreement and Plan of Merger with Rudy's Restaurant Group, Inc., an owner/operator of nine teppanyaki-style restaurants. (See Part I, Managements' Discussion and Analysis of Financial Condition and Results of Operations for a description of the Agreement).

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit 11 Calculation of Earnings Per Share.
              Exhibit 27 Financial Data Schedule.

          (b) None.

EXHIBIT 11

                               BENIHANA INC.
                CALCULATION OF PRIMARY EARNINGS PER SHARE

                                                    Seven Periods Ended
                                                October 12,        October 13,
                                                   1997               1996
                                                -----------        -----------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                               6,073,891          5,998,133

DILUTIVE EFFECT OF STOCK OPTIONS
OUTSTANDING USED IN CALCULATION
OF EARNINGS PER SHARE                               59,360             76,257
                                                ----------         ----------

                                                 6,113,251          6,074,660
                                                ==========         ==========

NET INCOME                                      $2,780,282         $2,143,679

EFFECT OF DIVIDENDS ON PREFERRED
STOCK                                              (53,055)           (64,615)
                                                ----------         ----------

NET INCOME                                      $2,727,227         $2,079,064
                                                ==========         ==========

EARNINGS PER SHARE                              $.44               $.34
                                                ====               ====


                CALCULATION OF FULLY DILUTED EARNINGS PER SHARE

                                                    Seven Periods Ended
                                                October 12,        October 13,
                                                   1997               1996
                                                -----------        -----------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                               6,073,891          5,998,133

CONVERTIBLE PREFERRED STOCK                        255,230            300,000

DILUTIVE EFFECT OF STOCK OPTIONS
OUTSTANDING USED IN CALCULATION
OF EARNINGS PER SHARE                               59,360             76,257
                                                ----------         ----------

                                                 6,388,481          6,374,660
                                                ==========         ==========

NET INCOME                                      $2,780,282         $2,143,679
                                                ==========         ==========

EARNINGS PER SHARE                              $.44               $.34
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




Date    November 12, 1997                  /s/ Joel A. Schwartz
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