Form 10-Q
period 1998-01-04
BENIHANA INC
filed 1998-02-13
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                For the Quarter Ended January  4, 1998

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


 Common stock $.10 par value, 3,571,116 shares outstanding at January 23, 1998


     Class A common stock $.10 par value, 2,517,463 shares outstanding at
                            January 23, 1998

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
TEN PERIODS ENDED January 4, 1998




TABLE OF CONTENTS
                                                                        PAGE
PART I -      Financial Information

              Consolidated Balance Sheets at January 4, 1998
                (unaudited) and March 30, 1997                            1

              Consolidated Statements of Operations
                (unaudited) for the Three and Ten Periods
                Ended January 4, 1998 and January 5, 1997               2 - 3

              Consolidated Statement of Stockholders' Equity
                (unaudited) for the Ten Periods Ended
                January 4, 1998                                           4

              Consolidated Statements of Cash Flows
                (unaudited) for the Ten Periods Ended
                January 4, 1998 and January 5, 1997                       5

              Notes to the Consolidated Financial
                Statements                                              6 - 8

              Management's Discussion and Analysis of the
                Financial Condition and Results of
                Operations                                              9 - 13


PART II -     Other Information                                           14

              Exhibit 11                                                  15

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except  per share amounts)
                                                                                      (Unaudited)
                                                                                       January 4,       March 30,
                                                                                         1998             1997
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                                                                 $ 3,915          $ 7,043
    Receivables (net of allowance for doubtful amount of
        $0 in January 1998 and $27 in March 1997)
         Trade                                                                               251              218
         Other                                                                                88              324
-------------------------------------------------------------------------------------------------------------------
    Total Receivables                                                                        339              542

    Inventories (Note 3)                                                                   3,356            3,148
    Prepaid expenses (Note 4)                                                                948              837
-------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                       8,558           11,570

Property and equipment, net                                                               32,101           25,416
Deferred income taxes, net                                                                 4,692            1,487
Goodwill, net (Note 2)                                                                    12,340
Other assets (Note 5)                                                                      2,592            2,089
-------------------------------------------------------------------------------------------------------------------
                                                                                         $60,283          $40,562
===================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                                $10,313          $ 7,018
    Current maturities of long-term debt and
         obligations under capital leases                                                  1,880            1,436
-------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                 12,193            8,454

Long-term debt                                                                            17,326            5,271
Due to affiliates - long term                                                                198              312
Obligations under capital leases                                                           3,422            3,771

Stockholders' Equity:
    Preferred stock - $1.00 par value;
         authorized - 5,000,000 shares, issued
         and outstanding - 1,500 shares and
         2,000 shares, respectively                                                            2                2
    Common stock - $.10 par value;
         convertible into Class A Common, authorized - 12,000,000 shares, issued and outstanding - 3,571,116 shares and 3,557,366 shares,
         respectively                                                                        357              356
    Class A common stock - $.10 par value;
         authorized - 20,000,000 shares, issued
         and outstanding - 2,517,463 shares and
         2,516,300 shares, respectively                                                      252              252
    Additional paid-in capital                                                            15,599           14,978
    Retained earnings                                                                     11,050            7,282
    Treasury stock - 9,177 shares at cost                                                   (116)            (116)
-------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                27,144           22,754
-------------------------------------------------------------------------------------------------------------------
                                                                                         $60,283          $40,562
===================================================================================================================


See notes to consolidated financial statements

                                      -1-

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

 (Dollars in thousands, except  per share amounts)

                                                                                     Three Periods Ended
                                                                                 January 4,        January 5,
                                                                                    1998              1997
-------------------------------------------------------------------------------------------------------------------
Revenues
Net restaurant food and beverage sales                                              $23,939          $19,573
Other income                                                                            157              253
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                       24,096           19,826

Costs and Expenses
Cost of restaurant food and beverage sales                                            6,353            5,078
Restaurant expenses                                                                  13,746           11,693
General and administrative expenses                                                   1,384              784
Interest expense                                                                        271              209
-------------------------------------------------------------------------------------------------------------------

Total Costs and Expenses                                                             21,754           17,764
-------------------------------------------------------------------------------------------------------------------


Income from operations before income taxes                                            2,342            2,062
Income tax provision                                                                    780              660
-------------------------------------------------------------------------------------------------------------------


Net Income                                                                          $ 1,562          $ 1,402
-------------------------------------------------------------------------------------------------------------------


Earnings Per Share (Note 6)
    Earnings per common share                                                       $   .25          $   .23
    Earnings per common share - assuming dilution                                   $   .24          $   .22
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(Dollars in thousands, except  per share amounts)

                                                                                      Ten Periods Ended
                                                                                 January 4,        January 5,
                                                                                    1998              1997
-------------------------------------------------------------------------------------------------------------------
Revenues
Net restaurant food and beverage sales                                             $72,383           $63,996
Other income                                                                           494               611
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                      72,877            64,607

Costs and Expenses
Cost of restaurant food and beverage sales                                          18,850            16,430
Restaurant expenses                                                                 43,118            39,076
General and administrative expenses                                                  3,919             3,162
Interest expense                                                                       648               725
-------------------------------------------------------------------------------------------------------------------

Total Costs and Expenses                                                            66,535            59,393
-------------------------------------------------------------------------------------------------------------------


Income from operations before income taxes                                           6,342             5,214
Income tax provision                                                                 2,000             1,668
-------------------------------------------------------------------------------------------------------------------


Net Income                                                                         $ 4,342           $ 3,546
-------------------------------------------------------------------------------------------------------------------


Earnings Per Share (Note 6)
Earnings per common share                                                          $   .70           $   .58
Earnings per common share - assuming dilution                                      $   .68           $   .56
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(Dollars in thousands)


                                                            Class A       Additional                                   Total
                                 Preferred     Common       Common         Paid-in        Retained     Treasury     Stockholders'
                                    Stock       Stock        Stock         Capital        Earnings       Stock         Equity
---------------------------------------------------------------------------------------------------------------------------------

Balance, March 30, 1997               $2         $356         $252         $14,978        $ 7,282       ($116)        $22,754

Net income                                                                                  4,342                       4,342

Fair market value of
    warrant issued                                                             563                                         563

Preferred stock redeemed                                                                     (500)                       (500)

Dividend on preferred stock                                                                   (74)                        (74)

Exercise of stock options                            1                          58                                          59
---------------------------------------------------------------------------------------------------------------------------------

Balance, January 4, 1998              $2         $357         $252         $15,599        $11,050       ($116)         $27,144
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

 (Dollars in thousands)
                                                                                       Ten  Periods Ended
                                                                                     January 4,     January 5,
                                                                                        1998           1997
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                             $4,342         $3,546
Adjustments to reconcile net income to net
    Cash provided by operating activities:
    Depreciation and amortization                                                       2,144          1,937
    Deferred income taxes                                                                 132
    Change in assets and liabilities,  excluding  purchase of Rudy's  Restaurant
         Group, Inc.:
              Accounts receivable                                                         277           (240)
              Inventories                                                                 148         (1,044)
              Prepaid expenses                                                            (54)          (903)
              Other assets                                                               (369)          (104)
              Accounts payable and accrued expenses                                     2,720            785
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                               9,340          3,977
-------------------------------------------------------------------------------------------------------------------

Investing activities:
Acquisition of Rudy's Restaurant Group, Inc.,
    net of cash acquired                                                              (18,777)
Expenditures for property and equipment                                                (3,523)        (1,305)
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                               (22,300)        (1,305)
-------------------------------------------------------------------------------------------------------------------

Financing Activities:
Borrowings of long-term debt                                                           18,000
Proceeds from issuance of common stock                                                     59           575
Repayment of long-term debt and obligations
    under capital leases                                                               (7,653)       (1,343)
Dividend paid on preferred stock                                                          (74)          (94)
Preferred stock redeemed                                                                 (500)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                                     9,832          (862)
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                              (3,128)        1,810

Cash and cash equivalents, beginning of year                                            7,043         4,722
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                               $3,915        $6,532
-------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information:
Cash paid during the ten periods:
    Interest                                                                           $  505        $  623
    Income taxes                                                                        2,245         1,544

Non-cash investing and financing activities:
    Fair market value of warrant issued                                                $  563           -
    Non-competition agreement                                                             684           -


See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN PERIODS ENDED JANUARY 4, 1998 AND JANUARY 5, 1997

(UNAUDITED)



1.  GENERAL

    The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at January 4, 1998) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the ten periods (forty weeks) ended January 4, 1998 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
    The Company's fiscal year consists of 13 four-week accounting periods.

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" which simplified the standards for computing and presenting earnings per share previously found in APB Opinion No. 15, Earnings per Share. All prior periods presented have been restated to comply with SFAS No. 128.

2. BASIS OF PRESENTATION AND ACQUISITION

    The Company's financial statements and the discussion and data presented below include the acquisition of Rudy's Restaurant Group, Inc. ("Rudy's") on December 1, 1997. Rudy's owns and operates nine teppanyaki-style Japanese restaurants in Florida, Ohio, Michigan, Minnesota, Pennsylvania and Washington, D.C. under the names Samurai and Kyoto. The acquisition price was $5.29 per share for each outstanding common share of Rudy's which, together with non-competition payments to Rudy's personnel to be paid in connection with the acquisition, resulted in a total purchase price of approximately $20 million. Additionally, the Company granted a five-year option to purchase 200,000 shares of the Company's Class A Common Stock at an exercise price of $8.00 per share to the chief executive officer of Rudy's. The acquisition has been accounted for using the purchase method and the operating results of Rudy's have been included in the Company's current fiscal year consolidated statement of operations since the date of acquisition. The excess of the purchase price over the acquired tangible and intangible net assets of approximately $12 million has been allocated to goodwill and is being amortized on a straight-line basis over 25 years.

3.  INVENTORIES

    Inventories consist of (in thousands):
                                             January 4,          March 30,
                                               1998                1997
                                             ---------           --------
         Food and beverage                    $1,368              $1,243
         Supplies                              1,988               1,905
                                              ------              ------

                                              $3,356              $3,148
                                              ======              ======



BENIHANA INC. AND SUBSIDIARIES


4.   PREPAID EXPENSES

     Prepaid expenses consist of (in thousands):
                                             January 4,          March 30,
                                                1998               1997
                                             ---------           --------
     Prepaid insurance                        $   434             $   547
     Prepaid rent                                 313                   0
     Other                                        201                 290
                                              -------             -------

                                              $   948             $   837
                                              =======             =======

5.   OTHER ASSETS

     Other assets consist of (in thousands):
                                             January 4,          March 30,
                                                1998               1997
                                             ---------           --------
     Lease acquisition costs                   $  443             $  490
     Cash surrender value of officer's
         life insurance                           305                305
     Premium on liquor licenses                   909                651
     Long-term note receivable                    168                196
     Deferred financing charges                   373                  0
     Security deposits                            185                162
     Preopening expenses                          109                 46
     Other                                        100                239
                                               ------             ------

                                               $2,592             $2,089
                                               ======             ======

6.   EARNINGS PER SHARE

     The following data shows the amounts (in thousands) used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                        Three Periods Ended           Ten Periods Ended
                                                     January 4,      January 5,     January 4,     January 5,
                                                       1998            1997           1998           1997
                                                     ---------       ---------      ---------      ---------
     Income from continuing operations                 $1,562          $1,402         $4,342         $3,546
     Less preferred dividends                             (21)            (28)           (74)           (92)
                                                       ------          ------         ------         ------
     Income available to common stockholders            1,541           1,374          4,268          3,454
     Convertible preferred stock                           21              28             74             92
                                                       ------          ------         ------         ------
     Income available to common stockholders
        after assumed conversions of dilutive
        securities                                     $1,562          $1,402         $4,342         $3,546
                                                       ======          ======         ======         ======


BENIHANA INC. AND SUBSIDIARIES

                                                        Three Periods Ended            Ten Periods Ended
                                                     January 4,      January 5,     January 4,     January 5,
                                                       1998            1997           1998           1997
                                                     ---------       ---------      ---------      ---------
     Weighted average number of common
         shares used in basic EPS                        6,085           6,043          6,077         6,005
     Effect of dilutive securities:
         Stock options                                      86              78             56            77
         Convertible preferred stock                       225             300            246           300
                                                         -----           -----          -----         -----
     Weighted number of common shares
         and dilutive potential common stock
         used in diluted EPS                             6,396           6,421          6,379         6,382
                                                         =====           =====          =====         =====

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

The Company achieved revenue, net income and earnings per share growth when compared to the comparable periods of the prior year. Restaurant revenue increased 22.3%, net income increased 11.4% and earnings per share increased 9.1% for the three periods ended January 4, 1998. Restaurant revenue increased 13.1%, net income increased 22.4% and earnings per share increased 21.4% for the ten periods then ended. The Company continues to enjoy sustained increases in patronage. The aforementioned increase in patronage has led to the increase in revenues, net income and per share earnings.

The acquisition of Rudy's completed in the three periods ended January 4, 1998, contributed to the increase in revenues, net income and earnings per share growth for both the three and ten periods.

REVENUES

The amounts of sales and the changes in amount and percentage change in amount of sales from the previous fiscal year are shown in the following tables.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


                                                Three Periods Ended                 Ten Periods Ended
                                             January 4,      January 5,          January 4,      January 5,
                                               1998            1997                1998            1997
                                             ---------       ---------           ---------       ---------
Net restaurant sales                          $23,939         $19,573             $72,383         $63,996
Other income                                      157             253                 494             611
                                              -------         -------             -------         -------

Total Revenues                                $24,096         $19,826             $72,877         $64,607
                                              =======         =======             =======         =======


                                                 Three Periods Ended                Ten Periods Ended
                                              January 4,     January 5,          January 4,      January 5,
                                                1998           1997                1998            1997
                                              ---------      ---------           ---------       ---------
Amount of change in total revenues
    from previous year                         $4,270         $  857              $ 8,270         $4,268

Percentage of change from the
    previous year                                21.5%           4.5%                12.8%           7.1%

Three and Ten Periods Ended January 4, 1998 compared to January 5, 1997 -- Restaurant revenues continued to increase in the three and ten periods ended January 4, 1998 as compared to the equivalent periods ended January 5, 1997. The Company's trend of increases in comparable per unit sales continued during the three periods increasing 9.3% in the current three periods as compared to 4.2% in the previous three periods and increasing 8.4% in the current ten periods as compared to 6.3% in the previous ten periods. Patronage continues to increase resulting from the opening of two new restaurants, from the acquisition of Rudy's, from favorable consumer response to the Company's advertising programs, and from physical improvements made to several restaurant properties, including the opening of sushi bars at four of the Company's restaurants. The Company serves sushi at all of its restaurants and currently operates sushi bars at 30 of its 49 restaurants. The restaurants acquired from Rudy's accounted for 47.1% of the increase in restaurant sales for the three periods and 24.5% of the increase in restaurant sales for the ten periods.

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

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                                      Three Periods Ended             Ten Periods Ended
                                                   January 4,      January 5,      January 4,     January 5,
                                                     1998            1997            1998           1997
                                                   ---------       ---------       ---------      ---------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of restaurant food and
     beverage sales                                  26.5%            25.9%           26.0%          25.7%
Restaurant expenses                                  57.4%            59.7%           59.6%          61.1%
General and administrative expenses                   5.8%             4.0%            5.4%           4.9%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of restaurant food and
     beverage sales                                  $1,275           $289          $2,420          $  534
Restaurant expenses                                  $2,053           $596          $4,042          $2,966
General and administrative expenses                  $  600          ($244)         $  757         ($   48)

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of restaurant food and
    beverage sales                                   25.1%             6.0%           14.7%           3.4%
Restaurant expenses                                  17.6%             5.4%           10.3%           8.2%
General and administrative expenses                  76.5%           (23.7%)          23.9%          (1.5%)

Three and Ten Periods Ended January 4, 1998 compared to January 5, 1997 -- The cost of food and beverage sales increased in total dollar amount for the three and ten periods and increased when expressed as a percentage of sales. The increase is a result of higher seafood costs in the current three and ten periods. Restaurant expenses increased in total dollar amount but decreased when expressed as a percentage of sales for the three and ten periods as compared to the previous comparable periods. The increase in dollar amount resulted from those costs such as credit card discounts and percentage rent expense which are directly related to the increase in sales. Rudy's spending on advertising was significantly less than that of the Company and, accordingly, restaurant operating costs decreased as a percentage of sales. The Company plans to increase the amount spent on advertising relating to the Rudy's restaurants, and accordingly, results of operations may not be indicative of results to be expected in future periods.

General and administrative costs increased in total dollar amount for the three and ten periods when compared to the comparable periods of the prior year. The increase in the current three and ten periods resulted from increases in professional fees, salaries and benefits, miscellaneous expenses and depreciation and amortization. The increase in professional fees resulted from the Company engaging tax consultants to perform state and tax planning strategies to reduce the Company's state income tax liability for fiscal 1998 and beyond. The increase in salaries and benefits resulted from increases in the base salary of executive

BENIHANA INC. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS




officers in accordance with amended employment agreements, from the hiring of additional administrative personnel and from an increase in the amount provided for bonus awards to be paid under the Benihana Incentive Compensation Plan. The increase in miscellaneous expenses resulted from transition costs relating to the acquisition of Rudy's. The additional professional fees and miscellaneous expenses reflect one time expenses and are not expected to continue in the future.

Interest costs increased in the three periods of the current year, but decreased in the ten periods as compared to the same periods of the prior year. The increase resulted from additional interest expense on borrowings under a new credit agreement entered into in connection with the acquisition of Rudy's.

The effective federal income tax rate increased to 28% for fiscal 1998 as compared to 27% in fiscal 1997. The income tax provision for both the current year and prior year reflect a net federal tax credit for FICA taxes on reported tip income. The effective state income tax rate has been reduced for fiscal 1998 and beyond as a result of the aforementioned state tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not require significant amounts of inventory or receivables, and, as is typical of most restaurant companies, the Company does not have to provide financing for such assets and operates with a minimum amount or deficit of working capital.

The Company requires capital principally for the development of new restaurants, acquisitions of other restaurant businesses, and the refurbishment of existing restaurant units. On December 1, 1997, the Company completed the acquisition of Rudy's for approximately $20,000,000 of cash. In addition, warrants for 200,000 shares of the Company's Class A Stock were issued at an exercise price of $8.00 per share. The acquisition was financed, in part, with the proceeds of the Credit Agreement consisting of a $12,000,000 term loan and a $15,000,000 revolving line of credit. Interest under the Credit Agreement accrues at the Company's option at either prime rate plus a margin of 0.0% to 1.0% or at LIBOR plus a margin of 1.0% to 2.25%. The applicable interest rate margin varies with the Company's leverage ratio (defined as Ebitda divided by funded indebtedness). Principal of the term loan is payable at a rate of $1,000,000 in each of the next two years, $2,000,000 in each of years three and four, and $3,000,000 in each of years five and six and the revolving line of credit is payable in 2002, in each case subject to the terms of the Credit Agreement. The proceeds under the Credit Agreement were also used to pay off all amounts under a previous loan agreement in the approximate amount of $5,700,000. The Credit Agreement restricts the Company from making dividend payments and purchases of the Company's common equity and limits capital expenditures to $8,500,000 for fiscal 1998, $8,600,000 for fiscal 1999 and $8,000,000 annually thereafter plus amounts in excess of certain operating cash flow targets and amounts of cash provided from offerings of common equity. The Credit Agreement also requires the Company to achieve certain ratios of operating cash flow to debt and other financial benchmarks.

As of January 4, 1998, the Company had available $9,000,000 under the revolver facility. Management believes that the amount available under the revolver facility together with internally generated funds from

BENIHANA INC. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



operations   provide   sufficient   cash  resources  for   anticipated   capital
improvements as well as construction and opening of new restaurants.

The Company has signed leases for three new restaurants. Estimated total expenditures for opening these new restaurants are expected to be $2,800,000. Two of the new restaurants will be operated under the Company's new sushi concept Sushi Doraku in Fort Lauderdale, Florida and Chicago, Illinois. The third restaurant will operate as a traditional Benihana in Ontario, California. The Fort Lauderdale sushi restaurant is scheduled to open in the spring of 1998 and the other two restaurants are projected to open in the fall of 1998.

During the current year, the Company redeemed $500,000 of preferred stock. The Company is restricted by the new credit agreement as to the aggregate amount of preferred stock that it can redeem to an amount not to exceed $1,000,000 in each of the fiscal years ending in 1998 and 1999 only.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information


Item 5.       None.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 11 Calculation of Earnings Per Share.
                  Exhibit 27 Financial Data Schedule.

              (b) The acquisition of Rudy's  Restaurant Group, Inc. was reported on a Current Report on Form 8-K filed December 12, 1997 as amended on Form 8K/A dated January 20, 1998. The amended Form 8K/A included Unaudited Pro Forma Income Statements for the fiscal year ended March 30, 1997 and for the twenty-eight weeks ended October 12, 1997, and Unaudited Pro Forma Balance Sheet at October 12, 1997.

EXHIBIT 11

                               BENIHANA INC.
                   CALCULATION OF EARNINGS PER SHARE
                                                    Ten Periods Ended
                                                January 4,       January 5,
                                                  1998             1997
                                               ----------        ----------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                              6,077,207         6,004,931
                                               ==========        ==========


NET INCOME                                     $4,341,876        $3,546,433
PREFERRED STOCK DIVIDENDS                         (73,842)          (92,308)
                                               ----------        ----------

NET INCOME                                     $4,268,034        $3,454,125
                                               ==========        ==========

EARNINGS PER SHARE                             $.70              $.58
                                               ====              ====


          CALCULATION OF EARNINGS PER SHARE, ASSUMING DILUTION
                                                    Ten Periods Ended
                                                January 4,       January 5,
                                                  1998             1997
                                               ----------        ---------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                              6,077,207         6,004,931

CONVERTIBLE PREFERRED STOCK                       246,161           300,000

DILUTIVE EFFECT OF STOCK OPTIONS
OUTSTANDING                                        56,212            76,891
                                               ----------        ----------

                                                6,379,580         6,381,822
                                               ==========        ==========

NET INCOME                                     $4,341,876        $3,546,433
                                               ==========        ==========

EARNINGS PER SHARE                             $.68              $.56
                                               ====              ====


                               SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Benihana Inc.
                                               (Registrant)




Date    February 11, 1998                      /s/ Joel A. Schwartz
      ------------------------                 --------------------
                                               Joel A. Schwartz
                                               President




                                               /s/ Michael R. Burris
                                               ---------------------
                                               Michael R. Burris
                                               Chief Financial Officer