Form 10-K
period 1998-03-29
BENIHANA INC
filed 1998-06-26
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended March 29, 1998

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

                               Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 29, 1998, 3,571,616 shares of Common Stock and 2,517,463 shares of Class A Common Stock were outstanding, and the aggregate market value of the common equity of Benihana Inc. held by non-affiliates was approximately $40,680,246.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended March 29, 1998 are incorporated by reference in Parts I and II.

Portions of the Registrant's Proxy Statement for the Annual Meeting to be held August 27, 1998 are incorporated by reference in Part III.

Item 1.  General

Benihana Inc. ("the Company") the leading operator of Japanese teppanyaki-style restaurants in the United States, currently owns and operates 49 restaurants and franchises twelve others. The Company has achieved 23 consecutive quarters of comparable quarter sales growth and customer count increases. Management attributes this success to (i) a well-established brand identity supported by consistent marketing and promotional activities since the opening of the first Benihana restaurant in 1964, (ii) growing consumer demand for a dining experience that features a theme or entertainment component, (iii) the Company's continued emphasis on quality and customer satisfaction, and (iv) Benihana's experienced management team.

The Company has the right to own, develop or license Benihana and Benihana Grill restaurants in the United States (subject to certain rights granted to Benihana of Tokyo, Inc. ("BOT") with respect to the State of Hawaii), Central and South America and the Caribbean Islands.

A description of the Company-owned and licensed restaurants is set forth below under "Properties".

Sales by the Company's owned restaurants were approximately $99,062,000 for the fiscal year ended March 29, 1998, as compared to approximately $84,415,000 for the prior fiscal year. The pro forma revenues, as if the acquisition of Rudy's Restaurant Group, Inc. ("Rudy's") were completed as of the beginning of fiscal years 1998 and 1997 were $111,153,000 and $100,760,000, respectively.

Recent Developments

In December 1997, the Company completed its acquisition of Rudy's Restaurant Group, Inc., an operator of nine teppanyaki-style restaurants. This acquisition expanded the Company's geographic presence into Cleveland, Detroit, Minneapolis, Pittsburgh and also expanded the Company's presence in the Miami, Cincinnati and Washington, D.C. markets.

On May 18, 1998, Rocky H. Aoki resigned as Chairman of the Board, Chief Executive Officer and as a Director of the Company. Joel A. Schwartz, who has been President and a Director since 1982, will discharge the additional duties of Chief Executive Officer.

Benihana Concept

The Company offers casual upscale dining in a distinctive Japanese atmosphere enhanced by the unique entertainment provided by the Company's highly-skilled Benihana chefs who prepare fresh steak, chicken and seafood in traditional Japanese style at the customer's table. Most of the Company's Benihana restaurants are open for both lunch and dinner. The restaurants have a limited menu offering a full course meal consisting of an appetizer, soup, salad, tea, rice, a vegetable and an entree of steak, seafood, chicken or any combination of them. Specific menu items may be different in the various restaurants depending upon the local geographic market. The servings are all portion controlled to provide consistency in quantities served to each customer. Alcoholic beverages, including specialty mixed drinks, wines, beers and soft drinks, are available. The average check size per person was $22.32 during the fiscal year ended March 29, 1998. During such fiscal year, beverage sales in both the lounges and dining rooms accounted for approximately 20% of total restaurant sales. The Company offers sushi at the teppanyaki grill in all its restaurants and at separate sushi bars within most restaurants.

An entire teppanyaki table generally seats eight to ten customers. The chef is assisted in the service of the meal by the waitress or waiter who takes beverage and food orders. An entire dinner time meal takes approximately one hour and thirty minutes.

Of the 49 owned Benihana restaurants, 32 are located in free-standing, special use restaurant buildings, six in shopping centers, and 11 in office or hotel building complexes. The free-standing restaurants were built to the Company's specifications as to size, style and interior and exterior decor. The other locations were adapted to the Benihana interior decor. The free-standing, traditional Benihana restaurant units, which are generally one story buildings, average approximately 8,000 square feet and are constructed on a lot of approximately 1.25 to 1.50 acres. The shopping center, office building and hotel-based Benihana restaurants are of similar size, but differ somewhat in appearance from location to location in order to conform to the existing buildings. A typical Benihana restaurant has 18 teppanyaki tables. The Benihana restaurants seat from 86 to 178 customers in the dining rooms and 8 to 120 customers in the bar lounge areas. See "Properties."

Restaurant Operations

The Company's restaurants are centrally managed by the Executive Vice President-Restaurant Operations and are divided among seven geographic regions, each managed by a regional manager. Food preparation in the restaurants is supervised by eight regional chefs.

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

Specific strict guidelines as documented in restaurant operations manuals are followed to assure consistently high quality in customer service and food quality from location to location. Operating specifications are used for quality of ingredients, preparation of food, maintenance of premises and employee conduct and are incorporated in manuals used by the managers, assistant managers and head chefs. Food products and portion sizes are regularly and systematically tested for quality and compliance with the Company's standards. Certain seafood items are purchased under long-term contracts for most of the restaurants under which a certain quantity is purchased at a specific price. Most of the other food products are purchased in local markets. Substantially all of the restaurant operating supplies are purchased centrally and distributed to the restaurants from the Company's warehouse or one of the two bonded warehouses.

The chefs are trained in the teppanyaki-style of cooking and customer service in training programs lasting from eight to twelve weeks. A portion of the training is spent working in a Benihana restaurant under the direct supervision of an experienced head chef. The program includes lectures on the Company's method of restaurant operations and training in both table-side and kitchen food preparation as applied in Benihana restaurants. Manager training is similar except that the manager trainee is given in-depth exposure to each position in the restaurant. Other categories of employees are trained by the manager and assistant manager at the restaurant itself. Ongoing continuing education programs and seminars are provided to restaurant managers and chefs to improve restaurant quality and implement changes in operating policy or menu items.

Marketing

The Company utilizes television, radio, billboard and print media to promote its restaurants, strengthen its brand identity and maintain high name recognition. The advertising programs are tailored to each local market and to print media focused on the business traveler. The advertising program is designed to emphasize the inherently fresh aspects of a Benihana meal and the entertainment value of the food preparation at the table. In fiscal year 1998, the Company expended $5.5 million on advertising and other marketing, approximately 5.6% of net sales. The entertainment value of the Benihana method of food preparation and service is emphasized to distinguish Benihana from other restaurant concepts.

Franchising

Although the Company has not actively marketed franchises, the Company has, from time to time, franchised experienced restaurant operators (such as Hilton Hotels) in markets in which it considers expansion to be of benefit to the Benihana system. The Company intends to continue this policy as attractive opportunities arise.

Franchisees bear all direct costs involved in the development, construction and operation of their restaurants. The Company provides franchisees support for site selection, prototypical architectural plans, interior and exterior design and layout, training, marketing and sales techniques and opening assistance. All franchisees are required to operate their restaurants in accordance with Benihana standards and specifications including menu offerings, food quality and preparation.

The current standard franchise agreement provides for payment to the Company of a non-refundable franchise fee of $30,000 to $50,000 per restaurant and royalties of 3% to 6% of sales. In fiscal year 1998 revenues from franchising were $695,000.

The Company presently franchises Benihana restaurants in Las Vegas, Nevada; Reno, Nevada; Beverly Hills, California; Seattle, Washington; Key West, Florida; Harrisburg, Pennsylvania; Tracy, California; Modesto, California; Honolulu, Hawaii; Bogota, Colombia; Little Rock, Arkansas and the Island of Aruba.

To comply with the terms of these franchises entered into by the Company in the United States, the Company is prohibited from opening additional restaurants within certain areas which the Company's existing franchises have the exclusive right to open additional Benihana restaurants. In general, such franchise agreements currently provide for an initial payment to Benihana with respect to each new restaurant opened by a franchisee and continuing royalty payments to the Company based upon a percentage of a franchisee's gross sales from each such restaurant throughout the term of the franchise.
Trade Names and Service Marks

Benihana is Japanese for "red flower". In the United States, the "Benihana" and "Benihana of Tokyo" names and "flower" logo, which management believes to be of material importance to the Company's business, are owned by the Company and are registered in the United States Patent and Trademark Office and certain foreign countries. As a result of its acquisition of Rudy's, the Company also owns registered trademarks relating to the Samurai and Kyoto concepts.

BOT continues to own the rights to the Benihana name and trademarks outside of the United States, Central and South America and the Caribbean Islands. The Company has no financial interest in any restaurant operated by BOT.

Employees

At March 29, 1998, the Company employed 2,274 persons, of which, 2,228 were restaurant employees and 46 were corporate personnel. Most employees, except restaurant management and corporate management personnel, are paid on an hourly basis. The Company also employs some restaurant personnel on a part-time basis to provide the services necessary during the peak periods of restaurant operations. The Company believes its relationship with its employees is good. None of the Company's employees are covered by collective bargaining agreements.

Competition

The casual dining segment of the restaurant industry is expected to remain intensely competitive with respect to price, service, location, and the type and quality of food. Each of the Company's restaurants competes directly or indirectly with locally-owned restaurants as well as regional and national chains, and several of the Company's significant competitors are larger or more diversified and have substantially greater resources than the Company. It is also anticipated that growth in the industry will result in continuing competition for available restaurant sites as well as continued competition in attracting and retaining qualified management-level operating personnel. The Company believes that its competitive position is enhanced by offering quality food selections at an appropriate price with the unique entertainment provided by its chefs in an attractive, relaxed atmosphere.

Government Regulation

Each of the Company's restaurants is subject to licensing and regulation by the health, sanitation, safety standards, fire department and the alcoholic beverage control authorities in the state or municipality where it is located. Difficulties or failure in obtaining the required licensing or requisite approvals could result in delays or cancellations in the opening of new restaurants; termination of the liquor license for any Benihana restaurant would adversely affect the revenues for the restaurant. While the Company to date has not experienced any material difficulties in obtaining and maintaining necessary governmental approvals, the failure to obtain or retain, or a delay in obtaining food and liquor licenses or any other governmental approvals could have a material adverse effect on the Company's operating results. Federal and state environmental regulations have not had a material effect on the Company's operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of new restaurants.

The Company is also subject to federal and state regulations regarding franchise offering and sales. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises, or impose substantive standards on the relationship between franchisee and franchisor.

The Americans with Disabilities Act (the "ADA"), prohibits discrimination on the basis of disability in public accommodations and employment. The ADA, which mandates accessibility standards for individuals with physical disabilities, increases the cost of construction of new restaurants and of remodeling older restaurants.

The Company is also subject to the Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions. A significant portion of the Company's food service personnel are paid at rates related to federal or state minimum wage rates, and accordingly, increases in any such minimum wage will increase the Company's labor costs.

Management Information Systems

The  Company  provides  restaurant  managers  with  centralized   financial  and
management control systems through use of data processing information systems and prescribed reporting procedures.

Each restaurant forwards sales reports, vendor invoices, payroll and other operational data to the home office on a weekly and four-week period basis. The Company utilizes this information to centrally monitor sales, product, labor and other costs and to prepare periodic financial and management reports. The Company believes that its centralized accounting, payroll and human resources, cash management and information systems improve its ability to control and manage its operations efficiently.

Properties

Of the 49 restaurants operated by the Company, 43 are leased pursuant to leases which require either a specific monthly rental or a minimum rent and additional rent based upon a percentage of gross sales. Generally, these leases are "triple net" leases which pass increases in property operating expenses, such as real estate taxes and utilities, through to the Company as tenant. Expiration dates of these leases, including renewal options, range from May, 1999 to March, 2027.

The  following  table sets forth the  location of the  restaurants  owned by the
Company:

                                                           Approximate Seating
                                     Approx.               -------------------
                                    Sq. Ft. of       Dining                       Sushi          Opening
Benihana Location                    Building        Room         Lounge           Bar             Date
-----------------                   ----------       ------       ------          -----          -------
CALIFORNIA:

   2100 E. Ball Road
   Anaheim, CA (1)                  8,710            160             67             36           March, 1980

   1496 Old Bayshore Hwy.
   Burlingame, CA (2)               8,740            160             99             27           February, 1978

   17877 Gale Avenue
   City of Industry, CA (1)         8,000            144             50             30           November, 1988

   1989 Diamond Blvd.
   Concord, CA (1)                  8,250            144             84             18           February, 1980

   2074 Vallco Fashion Pk.
   Cupertino, CA (1)                7,937            144             45             8            July, 1980

   16226 Ventura Blvd.
   Encino, CA  (2)                  7,790            152             64                          October, 1970

   14160 Panay Way
   Marina Del Rey, CA (1)           4,840            96              66             6            March, 1972

   4250 Birch Street
   Newport Beach, CA (3)            8,275            144             72             26           March, 1978

   5489F Sunrise Blvd.
   Citrus Heights
   Sacramento, CA (1)               3,798            88              8              5            October, 1995

   477 Camino Del Rio So.
   San Diego, CA  (1)               7,981            144             68             23           May, 1977

   1737 Post Street
   San Francisco, CA (1)            7,990            140             45                          December, 1980

   21327 Hawthorne Blvd.
   Torrance, CA (1)                 7,430            128             63             28           May, 1980


(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)    Lease provides for fixed rent.
(3)    Rent is fixed plus a percentage of profits.


                                                             Approximate Seating
                                      Approx.                -------------------
                                    Sq. Ft. of       Dining                       Sushi          Opening
Benihana Location                    Building         Room         Lounge          Bar             Date
-----------------                   ----------       ------        ------         -----          -------
COLORADO:

   3295 S. Tamarac Dr.
   Denver, CO (1)                   7,572            128             82             10           February, 1977

DISTRICT OF COLUMBIA:

   3222 M Street, NW
   Washington, DC (2)               7,761            136             4              24           May, 1981

FLORIDA:

   276 E. Commercial Blvd.
   Ft. Lauderdale, FL               8,965            160             70                          June, 1970

   8727 South Dixie Hwy.
   Miami, FL  (2)                   8,700            122             66             15           March, 1989
   (Kendall)

   8717 S.W. 136th St.
   Miami, FL (1)                    8,162            176             42                          April, 1981

   1665 N.E. 79th St.
   Miami Beach, FL                  8,938            178             86             42           September, 1973

   1751 Hotel Plaza Blvd.
   Lake Buena Vista, FL (2)         8,145            128             85             7            October, 1988
   (Orlando)

   3602 S.E. Ocean Blvd.
   Stuart, FL                       8,485            160             69             57           February, 1977

GEORGIA:

   2143 Peachtree Rd., NE
   Atlanta [I], GA (2)              8,244            136             65             16           May, 1974

   229 Peachtree St. NE
   Atlanta [II], GA (1)             6,372            115             34             11           April, 1981



(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)    Lease provides for fixed rent.


                                                            Approximate Seating
                                      Approx.               -------------------
                                    Sq. Ft. of       Dining                       Sushi          Opening
Benihana Location                    Building         Room         Lounge          Bar             Date
-----------------                   ----------       ------        ------         -----          -------
ILLINOIS:

   166 East Superior St.
   Chicago, IL (1)                  7,288            144          9               45             April, 1968

   747 E. Butterfield Rd.
   Lombard, IL                      9,200            168          51                             April, 1985

   1200 E. Higgins Road
   Schaumburg, IL                   8,388            160          48                             July, 1992

INDIANA:

   8830 Keystone Crossing Rd.
   Indianapolis, IN (1)             8,460            144          93                             February, 1979

KENTUCKY:

   1510 Lake Shore Court
   Louisville, KY (1)               7,572            128          88                             July, 1978

MARYLAND:

   7315 Wisconsin Ave.
   Bethesda, MD (1)                 6,047            128          47              11             October, 1974

MICHIGAN:

   18601 Hubbard Dr.
   Dearborn, MI (1)                 7,500            136          40              46             March, 1977

   21150 Haggerty Rd.
   Northville, MI (2)               8,000            153          20              11             May, 1989
   (Farmington Hills)

   1985 W. Big Beaver Rd.
   Troy, MI (1)                     8,600            128          46              57             February, 1996


(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)    Lease provides for fixed rent.


                                                            Approximate Seating
                                     Approx.                -------------------
                                    Sq. Ft. of       Dining                       Sushi          Opening
Benihana Location                    Building         Room         Lounge          Bar             Date
-----------------                   ----------       ------        ------         -----          -------
MINNESOTA:

   850 Louisiana Ave. So.
   Golden Valley, MN                10,400           192          45                             September, 1980

NEW JERSEY:

   840 Morris Turnpike
   Short Hills, NJ (2)              11,500           144          56              56             October 1976

   5255 Marlton Pike
   Pennsauken, NJ (1)               7,000            136          93              10             February, 1978
   (Cherry Hill)

NEW YORK:

   120 East 56th St.
   New York, NY (2)                 3,859            86           24                             May, 1966

   47 West 56th St.
   New York, NY (1)                 7,340            112          59                             June, 1973

   2105 Northern Blvd.
   Munsey Park, NY (1)              8,252            144          88              75             December, 1978
   (Manhasset)

OHIO:

   50 Tri-County Parkway
   Cincinnati, OH (1)               7,669            144          91                             June, 1978

   126 East 6th St.
   Cincinnati, OH (1)               5,800            112          30                             August, 1979

   23611 Chagrin Blvd.
   Beachwood, OH (1)                10,300           188          85                             May, 1973
   (Cleveland)

OREGON:

   9205 S.W. Cascade Ave.
   Beaverton, OR  (1)               6,077            112          54              34             August, 1986



(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)    Lease provides for fixed rent.

                                     9


                                                            Approximate Seating
                                     Approx.                -------------------
                                    Sq. Ft. of       Dining                       Sushi          Opening
Benihana Location                    Building         Room         Lounge          Bar             Date
-----------------                   ----------       ------        ------         -----          -------
PENNSYLVANIA:

   2100 Greentree Rd.
   Pittsburgh, PA (1)               8,000            150          84                             May, 1971

TENNESSEE:

   912 Ridgelake Blvd.
   Memphis, TN  (1)                 8,680            144          78              11             October, 1979

TEXAS:

   7775 Banner Dr.
   Dallas, TX  (2)                  8,007            160          115                            January, 1976

   3848 Oak Lawn Ave.
   Dallas, TX (1)
   (Turtle Creek)                   3,998            96           0               10             June, 1997

   1318 Louisiana St.
   Houston [I], TX  (2)             6,938            128          60              12             May, 1975

   9707 Westheimer Rd.
   Houston [II], TX  (1)            7,669            144          120             10             November, 1977

   2579 Town Center Blvd.
   Sugar Land, TX (1)               3,800            96           0               17             July, 1997

UTAH:

   165 S.W. Temple, Bldg. 1
   Salt Lake City, UT (1)           7,530            120          72              10             April, 1977



(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)    Lease provides for fixed rent.

The Company leases approximately 10,100 square feet of space for its general administrative offices in Miami at an annual rental of $172,000 and 8,000 square feet for a warehouse also in Miami at an annual rental of $25,000. The leases expire May 31, 1999 and October 31, 1998, respectively.

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

                                   PART II


Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to page 27 of the Company's 1998 Annual Report to Shareholders.

Item 6.  Selected Consolidated Financial Data

The information required by this Item is incorporated herein by reference to page 7 of the Company's 1998 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated herein by reference to pages 8 through 11 of the Company's 1998 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference to pages 12 through 26 of the Company's 1998 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                PART III


Item 10.  Directors and Executive Officers of the Company

Directors. The information appearing under the caption "Election of Directors" on pages 2 through 4 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 27, 1998 (the "Proxy Statement") is incorporated herein by reference.

Item 11.  Executive Compensation

The information appearing under the caption "Executive Compensation" commencing on page 7 of the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information appearing under the caption "Security Ownership of Certain Beneficial Owners of Management" on pages 4 through 7 of the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information appearing under the captions "Certain Relationships and Related Transactions" commencing on page 14 of the Proxy Statement is incorporated herein by reference.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       1.  Financial Statements:

              The following consolidated financial statements of the Company and its subsidiaries, which are set forth on pages 12 through 26 of the Company's 1998 Annual Report to Shareholders included herein as Exhibit 13, are incorporated herein by reference as part of this report.

              Consolidated  Balance  Sheets as of March  29,  1998 and March 30,
              1997.

              Consolidated Statements of Income for the fifty-two weeks ended March 29, 1998, the fifty-two weeks ended March 30, 1997 and fifty-three weeks ended March 31, 1996.

              Consolidated Statements of Stockholders' Equity for the fifty-two weeks ended March 29, 1998, the fifty-two weeks ended March 30, 1997 and fifty-three weeks ended March 31, 1996.

              Consolidated Statements of Cash Flows for the fifty-two weeks ended March 29, 1998, the fifty-two weeks ended March 30, 1997 and the fifty-three weeks ended March 31, 1996.

              Notes to Consolidated Financial Statements.

              Report of Independent Accountants.

         2.   Financial Statement Schedules:

              None

         3.   Exhibits:

              2.01 Amended and Restated Agreement and Plan of Reorganization, dated as of December 29, 1994 and amended as of March 17, 1995 among BNC, BOT, the Company and BNC Merger Corp. Incorporated by reference to Exhibit 2.01 to the Company's Registration Statement on Form S-4, Registration No. 33-88295, made effective March 23, 1995 (the "S-4").

              3.01 Certificate of Incorporation of the Company. Incorpo-rated by reference to Exhibit 3.01 to the S-4 and to Exhibit 1 on Form 8-A dated February 12, 1997.

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

              4.03 Form of Certificate representing shares of the Company's Class A Common Stock. Incorporated by reference to Exhibit 4.03 to the S-4.

              4.04 Warrant Agreement dated December 1, 1997 between Benihana and Douglas M. Rudolph. Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K dated December 1, 1997.

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

              10.08 Directors' Stock Option Plan. Incorporated by reference to Exhibit 10.08 to the S-4.

              10.09 Employment Agreement dated April 1, 1995 between Taka Yoshimoto and BNC. Incorporated by reference to Exhibit 10.09 to the S-4.

              10.10 Employment Agreement dated January 1, 1995 between Michael R. Burris and the Company. Incorporated by reference to Exhibit 10.10 to the S-4.

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

              10.13 1996 Class A Stock Option Plan. Incorporated by reference to Exhibit A to Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held on July 19, 1996,

              10.14 Amendment dated December 11, 1997 to Employment Agreement dated May 15, 1995 between Rocky H. Aoki and the Company.

              10.15 Amendment dated May 18, 1998 to Employment Agreement dated May 15, 1995 and amended December 11, 1997 between Rocky H. Aoki and the Company.

              10.16 Amendment dated December 11, 1997 to Employment Agreement dated May 15, 1995 between Joel A. Schwartz and the Company.

              10.17 Amendment dated December 11, 1997 to Employment Agreement dated April 1, 1995 between Taka Yoshimoto and Benihana Inc.

              10.18 Amendment dated December 11, 1997 to Employment Agreement dated January 1, 1995 between Michael R. Burris and Benihana Inc.

              10.19 1997 Employees Class A Stock Option Plan. Incorp-orated by reference to Exhibit A of Benihana Inc.'s Proxy Statement for its Annual Meeting of Stockholders to be held August 27, 1998.

              10.20        Amendments  to  the  Directors'  Stock  Option  Plan.
                           Incorporated by reference to Exhibit B of Benihana Inc.'s Proxy Statement for its Annual Meeting of Stockholders to be held August 27, 1998.

              13.01 Portions of Annual Report to Stockholders for the year ended March 29, 1998.

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

Date:    June 23, 1998          BENIHANA INC.

By:  /s/ Joel A. Schwartz
    --------------------------
    Joel A. Schwartz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the registrant and in the capacities indicated.

Signature                      Title                             Date
---------                      -----                             ----

/s/ Joel A. Schwartz           President and                     June 23, 1998
------------------------       Director (Principal
Joel A. Schwartz               Executive Officer)


/s/ Taka Yoshimoto             Exeuctive Vice President -        June 23, 1998
------------------------       Restaurant Operations
Taka Yoshimoto                 and Director


/s/ Norman Bcker               Director                          June 23, 1998
------------------------
Norman Becker


/s/ Robert B. Greenberg        Director                          June 23, 1998
------------------------
Robert B. Greenberg


/s/ John E. Abdo               Director                          June 23, 1998
------------------------
John E. Abdo


/s/ Michael R. Burris          Vice President of Finance         June 23, 1998
------------------------       and Treasurer
Michael R. Burris              (Chief Financial Officer and
                               Principal Accounting Officer)

/s/ Darwin C. Dornbush         Secretary and Director            June 23, 1998
------------------------
Darwin C. Dornbush

EXHIBIT 13.01 - SELECTED FINANCIAL DATA

                                                                    Years Ended
                                                                    -----------
                                        March 29,      March 30,      March 31,       March 26,      March 27,
                                          1998           1997           1996            1995           1994
                                        ---------      ---------      ---------       ---------      ---------
                                             (In thousands, except per share information)
CONSOLIDATED STATEMENT
OF OPERATIONS DATA:

Net restaurant sales                    $99,062        $84,415        $81,094         $72,772        $69,315
Total revenues                           99,757         85,204         81,606          73,264         69,766
Cost of sales                            25,894         21,658         21,128          20,744         19,000
Restaurant expenses                      58,517         51,246         48,676          44,020         43,354
General and administrative
    expenses                              5,408          4,217          4,801           4,841          4,167
Interest expense, net                     1,076            904          1,226           1,140          1,202
Income before taxes                       8,862          7,179          5,775           2,519          1,616
Net income                                5,940          4,947          4,410           2,751          2,039
EBITDA                                   12,938         10,510          9,157           6,027          5,593
Pro forma basic earnings
    per common share (1)                    .96            .81            .73             .42            .30
Pro forma diluted earnings
    per common share (1)                    .93            .77            .70             .41            .30

CONSOLIDATED BALANCE SHEET
DATA:

Total assets                            $58,157        $40,562        $36,257         $33,722        $34,220
Long-term debt including
    current maturities                   16,840          6,543          7,495           9,178          7,514
Stockholders' equity                     28,223         22,754         17,326          12,205         14,799
Capital expenditures                      5,079          2,818          2,156           1,264             782


(1) The pro forma basic and diluted earnings per common share were computed using the weighted average shares and common stock equivalents outstanding in each year. The amounts of preferred dividends and interest expense that would have been incurred in the fiscal years ended 1996, 1995 and 1994 as a result of the acquisition of the BOT Restaurants in fiscal year 1996, which was accounted for in a manner similar to a pooling of interests, have been factored in the calculation of pro forma earnings per common share for all periods that are presented prior to the acquisition.

Overview

Benihana Inc. (the "Company") ended fiscal 1998 with its best ever revenues, net income and earnings per share amounts. Revenues totaled $99,757,000 in fiscal 1998 as compared to $85,204,000 in fiscal 1997 and $81,606,000 in fiscal 1996.
Net income totaled $5,940,000 in fiscal 1998 as compared to $4,947,000 in fiscal 1997 and $4,410,000 in fiscal 1996. Earnings per share for fiscal 1998 reached $.93 per share as compared to $.77 per share in fiscal 1997 and $.70 per share in fiscal 1996.

During fiscal 1998, the Company completed the acquisition of Rudy's Restaurant Group, Inc. ("Rudy's") an operator of nine teppanyaki-style Japanese restaurants in Florida, Ohio, Michigan, Minnesota, Pennsylvania and Washington, D.C. under the names Samurai and Kyoto. This acquisition was executed as a part of the Company's strategy to acquire complementary restaurants in the ethnic Asian restaurant niche taking advantage of the Benihana brand name recognition and operating expertise. Additionally, the Company opened two new restaurants in Dallas, Texas and Sugar Land, Texas.

At March 29, 1998, the Company owned 49 restaurants and franchised another 12 restaurants.

The Company's revenues consist of sales of food and beverages sold in each of the owned restaurants and franchise fees received from franchisees. Cost of restaurant food and beverage sold represents the direct cost of the ingredients for the prepared food and beverages sold. Restaurant expenses consist of direct and indirect labor, occupancy costs, advertising and other costs that are directly attributed to each restaurant location.

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

Revenues

The amounts of revenues and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables (in thousands):

                                                 YEAR ENDED MARCH
                                          1998         1997         1996
                                         -------      -------      -------
Net restaurant sales                     $99,062      $84,415      $81,094
Other income                                 695          789          512
                                         -------      -------      -------

Total Revenues                           $99,757      $85,204      $81,606
                                         =======      =======      =======


                                                   YEAR ENDED MARCH
                                              1998         1997         1996
                                             -------      -------      -------
Amount of change from the previous year      $14,553      $ 3,598      $ 8,342

Percentage change from the previous year       17.1%         4.4%        11.4%

Comparable sales per restaurant              $ 2,410      $ 2,221      $ 2,138

Percentage growth in comparable sales
   per restaurant                               8.5%         3.9%         8.7%

Year ended March 29, 1998 compared to March 30, 1997 -- Total restaurant sales increased $14,647,000 over fiscal 1997. The increase in sales was a result of the Rudy's acquisition completed on December 1, 1997, the opening of two new restaurants and an increase in guest counts at units opened for longer than one year. The nine restaurants acquired from Rudy's represented $5,994,000 of the increase. The two new restaurants represented $1,475,000 of the increase. Guest counts at units opened for longer than one year increased by 295,751 guests, contributing $7,178,000 to the increase. The average check size in 1998 was $22.32 compared to $22.42 in 1997. The decrease in the average check amount was a result of an increased proportion of lunch traffic which has significantly lower check averages than dinner check averages. The average dinner check increased to $24.79 in 1998 compared to $24.73 in 1997. The average lunch check increased to $13.54 in 1998 compared to $13.38 in 1997.

The Company continues to benefit from a strong economy and from favorable consumer responses to the Company's concept and to the growing popularity of sushi products, which is offered at either separate sushi bars or at the teppanyaki grills in all of the Company's restaurants.

Year ended March 30, 1997 compared to March 31, 1996 -- Total restaurant sales increased $3,321,000 over fiscal 1996. The increase in sales was achieved in a 52 week year as compared to the previous year which consisted of 53 weeks, which additional week in fiscal 1996 represented $1,667,000 of revenues. Comparable unit sales, excluding the additional week in the previous year, increased 5.8% during fiscal 1997. The increase is attributable to the continued increases in patronage from the introduction of sushi bars at six restaurants, from physical improvements made to several restaurant properties and from favorable consumer trends in the markets in which the Company operates. Continuing favorable consumer trends in dining at the Company's restaurants include two wage earner families, consumers seeking entertainment while enjoying the dining experience, and other favorable demographic influences. Increases in patronage resulted in increased sales of $4,252,000 offset by a decrease in average check size. The average check size in 1997 was $22.42 compared to $22.68 in 1996. The reduction in average check size is a result of increased lunch traffic. Other income increased as a result of additional licensing fees of $180,000 and increased royalties of $97,000.

Costs and Expenses

Cost of restaurant sales, which are generally variable with sales, directly increased with changes in revenues for each of the fiscal years. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous fiscal year.

                                                                      YEAR ENDED MARCH
                                                                1998          1997         1996
                                                                -----         -----        -----
COST AS PERCENTAGE OF RESTAURANT SALES:
Cost of restaurant food and beverage sales                      26.1%         25.7%        26.1%
Restaurant expenses                                             59.1%         60.7%        60.0%
General and administrative expenses                              5.5%          5.0%         5.9%

AMOUNT OF CHANGE FROM PREVIOUS
YEARS (IN THOUSANDS):
Cost of restaurant food and beverage sales                      $4,236        $  530       $  384
Restaurant expenses                                             $7,271        $2,570       $4,656
General and administrative expenses                             $1,191        $ (584)      $  (40)

Percentages increase(decrease):
Cost of restaurant food and beverage sales                      19.6%          2.5%           .2%
Restaurant expenses                                             14.2%          5.3%         10.6%
General and administrative expenses                             28.2%        (12.2%)         (.1%)

Year ended March 29, 1998 compared to March 30, 1997 -- The cost of food and beverage sales increased in total dollar amount and when expressed as a percentage of sales. The increase in cost of sales as a result of the aforementioned increase in customer counts was $3,865,000. Commodity cost increases, principally higher seafood costs, represented the remaining amount of the increase in cost of sales.

Restaurant expenses increased in total amount but decreased when expressed as a percentage of sales. The nine restaurants acquired during the year represented $3,315,000 of the increase. The aforementioned increase in sales has effected an increase in absolute amount in those expenses having a direct correlation to sales such as credit card processing expenses and percentage rent expense. In addition, advertising and promotional expenses increased due to the Company's efforts to expand media exposure for its sushi bars. Rudy's spending on advertising was significantly less than that of the Company. Consequently, restaurant expenses decreased as a percentage of sales. The Company plans to increase the amount spent on advertising relating to the Rudy's restaurants, and accordingly, results of operations may not be indicative of results to be expected in future periods.

General and administrative expenses increased in total dollar amount when compared to the comparable periods of the prior year. The increase resulted from increases in salaries and benefits, miscellaneous expenses and depreciation and amortization. The increase in salaries and benefits resulted from increases in the base salary of executive officers in accordance with amended and or new employment agreements and from the hiring of additional personnel. The increase in miscellaneous expenses reflects a one time expense associated with the acquisition of Rudy's. The increase in depreciation and amortization expense resulted from the amortization of goodwill relating to the acquisition of Rudy's.

Interest expense increased in the current year as a result of additional bank borrowings of $9,400,000 to acquire Rudy's.

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

Income Taxes

The Company's effective tax rate increased to 33.0% in 1998 from 31.1% in 1997 and from 23.6% in 1996. The increase from 1997 to 1998 was a result of state income tax refunds of $160,000 received in 1997. The increase from 1996 to 1997 was a result of federal tax benefits of net operating loss carry forwards exhausted in 1996.

Liquidity and Capital Resources

The Company does not require significant amounts of inventory or receivables, and as is typical of most restaurant companies, the Company does not have to provide financing for such assets and operates with a minimum amount or deficit of working capital.

The Company requires capital principally for the development of new restaurants, acquisition of other restaurant businesses, and the refurbishment of existing restaurant units. On December 1, 1997, the Company completed the acquisition of Rudy's for approximately $20,000,000 of cash. In addition, a warrant for 200,000 shares of the Company's Class A Stock was issued at an exercise price of $8.00 per share. The acquisition was financed, in part, with the proceeds of a new Credit Agreement consisting of a $12,000,000 term loan and a $15,000,000 revolving line of credit. Interest under the Credit Agreement accrues at the Company's option at either prime rate plus a margin up to 1.0% or at LIBOR plus a margin of 1.0% to 2.25%. The applicable interest rate margin varies with the Company's leverage ratio (defined as EBITDA divided by funded indebtedness).
Principal of the term loan is payable at a rate of $1,000,000 in each of the next two years, $2,000,000 in each of years three and four, and $3,000,000 in each of years five and six revolving line of credit is payable in 2002. The proceeds under the credit agreement were also used to retire outstanding borrowings under a previous loan agreement in the approximate amount of $5,700,000. The credit agreement restricts the Company from making dividend payments and purchases of the Company's common equity and limits capital expenditures to $8,500,000 for fiscal 1998, $8,600,000 for fiscal 1999 and $8,000,000 annually thereafter plus amounts in excess of certain operating cash flow targets and amounts of cash provided from offerings of common equity. The credit agreement also requires the Company to achieve certain ratios of operating cash flow to debt and other financial benchmarks.

As of March 29, 1998, the Company had available $12,000,000 under the revolver facility. Management believes that the amount available under the revolver facility together with internally generated funds from operations provide sufficient cash resources for anticipated capital improvements as well as construction and opening of new restaurants.

The Company has signed leases for three new restaurants. Estimated remaining expenditures to complete construction and open these new restaurants are expected to be $2,300,000. Two of the new restaurants will be operated under the Company's new sushi concept, Sushi Doraku in Fort Lauderdale, Florida and Chicago, Illinois. The third restaurant will operate as a traditional Benihana in Ontario, California. The Fort Lauderdale Sushi Doraku restaurant is estimated to open in the summer of 1998 and the other two restaurants are projected to open in the winter of 1998.

During the current year, the Company redeemed $1,000,000 of preferred stock. The Company is restricted by the new credit agreement as to the aggregate amount of preferred stock that it can redeem to an amount not to exceed $1,000,000 in each of the fiscal years ending in 1998 and 1999 only.

Forward-Looking Information

This Annual Report contains certain forward looking statements concerning the Company. Management believes its expectations which are based upon reasonable assumptions are reflected in such forward looking statements. However, no assurance can be or is given that such expectations will prove correct and that actual results and developments may differ materially. Important factors that could cause actual results to differ include fluctuation in commodity prices on which the Company's food costs depend, competition within the restaurant industry, changes in consumer dining preferences, changes in governmental regulation, fluctuation in the general economy, harsh weather, competition for skilled and unskilled restaurant employees, legal claims, and availability of favorable restaurant locations, and other factors as set forth in the Company's Form 10-K filed with the Securities Exchange Commission.

Year 2000

The well publicized "Year 2000" issue relates to computer programs that were written using only two digits rather than four digits to define the applicable year in date sensitive programs in calculating and processing computerized data. The Company has reviewed the Year 2000 issue internally and with its software vendors. The Company believes that the costs and the operational impact associated with Year 2000 compliance will not be material.

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (In thousands, except per share information)
Year ended                                                             March 29,      March 30,      March 31,
                                                                         1998           1997           1996
-------------------------------------------------------------------------------------------------------------------

Revenues

Net restaurant sales                                                   $99,062        $84,415        $81,094
Other income, principally franchise fees and royalties                     695            789            512
-------------------------------------------------------------------------------------------------------------------

Total revenues                                                          99,757         85,204         81,606
-------------------------------------------------------------------------------------------------------------------

Costs and Expenses

Cost of restaurant food and beverage sales                              25,894         21,658         21,128
Restaurant expenses                                                     58,517         51,246         48,676
General and administrative expenses                                      5,408          4,217          4,801
Interest expense                                                         1,076            904          1,226
-------------------------------------------------------------------------------------------------------------------

Total costs and expenses                                                90,895         78,025         75,831
-------------------------------------------------------------------------------------------------------------------

Income from operations before income taxes                               8,862          7,179          5,775
Income tax provision (Note 11)                                           2,922          2,232          1,365
-------------------------------------------------------------------------------------------------------------------

Net Income                                                             $ 5,940        $ 4,947        $ 4,410
-------------------------------------------------------------------------------------------------------------------


Earnings Per Share
    Basic earnings per common share                                    $   .96        $   .81        $  .73
    Diluted earnings per common share                                  $   .93        $   .77        $  .70
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share information)
                                                                                    March 29,        March 30,
                                                                                      1998             1997
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                                      $  1,169         $  7,043
     Receivables (net of allowance for doubtful accounts of $0
          in 1998 and $27 in 1997, respectively) (Note 10)
         Trade                                                                           202              218
         Other                                                                           183              324
-------------------------------------------------------------------------------------------------------------------

     Total receivables                                                                   385              542
     Inventories (Notes 4, 10)                                                         3,768            3,148
     Prepaid expenses (Note 5)                                                           758              837
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                                   6,080           11,570

Property and equipment, net (Notes 6, 9, 10)                                          32,998           25,416
Deferred income taxes, net (Note 11)                                                   3,781            1,487
Goodwill, net (Note 2)                                                                12,663
Other assets (Notes 7, 10)                                                             2,635            2,089
-------------------------------------------------------------------------------------------------------------------

                                                                                     $58,157          $40,562
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses (Note 8)                                  $ 9,323          $ 7,018
     Current maturities of long-term debt and
         obligations under capital leases (Notes 9, 10)                                1,939            1,436
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                             11,262            8,454

Long-term debt (Note 10)                                                              15,233            5,271
Due to Affiliates, long-term (Note 10)                                                   174              312
Obligations under capital leases (Note 9)                                              3,265            3,771

Stockholders' Equity (Note 12):
     Series A  Convertible  Preferred  stock  - $1.00  par  value;  authorized  -
       5,000,000 shares, issued and outstanding -
       1,000 shares and 2,000 shares, respectively                                         1                2
     Common stock - $.10 par value; convertible into Class A
       Common, authorized - 12,000,000 shares, issued and
       outstanding - 3,571,116 and 3,557,366 shares, respectively                        357              356
     Class A Common stock - $.10 par value; authorized -
       20,000,000 shares, issued and outstanding -
       2,517,463 and 2,516,300 shares, respectively                                      252              252
     Additional paid-in capital                                                       14,600           14,978
     Retained earnings                                                                13,129            7,282
     Treasury stock - 9,177 shares at cost                                              (116)            (116)
-------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                            28,223           22,754
-------------------------------------------------------------------------------------------------------------------

                                                                                     $58,157          $40,562
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share information)


                                                                                              Retained
                                                                    Class A    Additional     Earnings                    Total
                                              Preferred   Common    Common      Paid-in     (Accumulated   Treasury   Stockholders'
                                                Stock      Stock     Stock      Capital       Deficit)       Stock       Equity
-----------------------------------------------------------------------------------------------------------------------------------


Balance, March 26, 1995                       $      2    $  349    $  232     $13,337      $(1,715)      $  -       $12,205
  Issuance of 22,700 shares of stock under
    exercise of options                                        3                    73                                    76
  Issuance of 450 shares of stock
    for incentive compensation                                                       5                                     5
  Tax benefit resulting from difference
    between book and tax bases of assets
    acquired from BOT                                                              870                                   870
  Dividend on preferred stock                                                                  (105)                    (105)
  Funds distributed to BOT                                                                     (135)                    (135)
  Net income                                                                                  4,410                    4,410
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996                              2       352       232      14,285        2,455                   17,326
  Issuance of 41,000  shares of stock under
    exercise of options                                        4                   178                                   182
  Purchase of 9,177 shares of stock                                                                         (116)       (116)
  Dividend on preferred stock                                                                  (120)                    (120)
  Issuance of 300 shares of stock
    for incentive compensation                                                       3                                     3
  Issuance of 200,000 shares under
    exercise of warrants                                                20         512                                   532
  Net income                                                                                  4,947                    4,947
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 30, 1997                              2       356       252      14,978        7,282         (116)     22,754
  Fair market value of warrant issued in
    connection with the acquisition of Rudy's                                      563                                   563
  Redemption of preferred stock                     (1)                           (999)                               (1,000)
  Dividend on preferred stock                                                                   (93)                     (93)
  Issuance of 14,913 shares of stock
    under exercise of options                                  1                    58                                    59
  Net income                                                                                  5,940                    5,940
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 29, 1998                       $      1    $  357    $  252     $14,600      $13,129     $   (116)    $28,223
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

   (In thousands)
                                                                       March 29,      March 30,      March 31
                                                                         1998           1997           1996
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                       $ 5,940         $ 4,947        $ 4,410
     Adjustments to reconcile net income to net cash
          provided by operating activities:
       Depreciation and amortization                                    3,000           2,427          2,416
       Issuance of common stock for incentive compensation                                  3              5
       Deferred income taxes                                            1,043              90            676
       Change in operating assets and liabilities that provided
       (used) cash:
         Receivables                                                      233            (290)           149
         Inventories                                                     (264)         (1,315)          (274)
         Prepaid expenses                                                 135              83            377
         Other assets                                                    (494)           (124)            48
         Accounts payable and accrued expenses                          1,652             479           (412)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                              11,245           6,300          7,395
-------------------------------------------------------------------------------------------------------------------

Investing Activities:
     Payment for purchase of Rudy's Restaurant Group, Inc.,
         net of cash acquired (Note 2)                                (19,138)
     Expenditures for property and equipment                           (5,079)        (2,818)         (2,156)
     Increase in cash surrender value of life insurance policy            ( 1)           (35)            (30)
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                               (24,218)        (2,853)         (2,186)
-------------------------------------------------------------------------------------------------------------------

Financing Activities:
     Preferred stock redeemed                                          (1,000)
     Dividends paid on preferred stock                                    (93)          (120)           (105)
     Proceeds from issuance of long-term debt                          18,000                            319
     Repayment of long-term debt and obligations under
        capital leases                                                 (9,867)        (1,604)         (2,496)
     Net cash distributed to BOT                                                                        (135)
     Proceeds from issuance of common stock                                59            714              76
     Purchase of treasury stock                                                         (116)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                     7,099         (1,126)         (2,341)
-------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                   (5,874)         2,321           2,868
Cash and cash equivalents, beginning of year                            7,043          4,722           1,854
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                 $1,169         $7,043          $4,722
-------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information
Cash paid during the fiscal year for:
   Interest                                                            $  860         $  733          $  809
   Income taxes                                                        $2,804         $2,061          $  353

Noncash investing and financing activities:
   Fair market value of warrant issued                                 $  563
   Non-competition agreement                                           $  684

Business acquisitions, net of cash acquired (Note 2):
   Fair value of assets acquired, other than cash                      $ 8,888
   Liabilities assumed                                                  (2,577)
   Purchase price in excess of the net assets acquired                  12,827
                                                                       -------
                                                                       $19,138
                                                                       =======

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 29, 1998, MARCH 30, 1997 AND MARCH 31, 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business - Benihana Inc. owns and operates 49 Japanese teppanyaki-style restaurants and franchises twelve others. The Company has the rights to open, license and develop Benihana restaurants in the United States, Central and South America and the Caribbean islands.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual accounts and results could differ from those estimates.

         Fiscal Year - The Company's fiscal year is a 52/53 week year ending on the Sunday closest to March 31 of each year. The years ended March 29, 1998 and March 30, 1997 consisted of 52 weeks, and the year ended March 31, 1996 consisted of 53 weeks.

         Principles of Consolidation - The consolidated financial statements include the accounts of Benihana Inc., and all of its subsidiaries. In consolidation, significant intercompany accounts and transactions are eliminated.

         Cash and Cash Equivalents - The Company considers all highly liquid investment instruments purchased with an initial maturity of three months or less to be cash equivalents.

         Inventories - Inventories, which consist principally of restaurant operating supplies and food and beverage, are stated at the lower of cost (first-in, first-out method) or market.

         Pre-opening Costs - Costs of employee salaries, relocation expenses, training of chefs, and miscellaneous supplies prior to opening a restaurant are included as pre-opening costs and are amortized over a twelve-month period commencing with the opening.

         Depreciation and Amortization - Depreciation and amortization are computed by the straight-line method over the estimated useful life (buildings - 30 years, restaurant furniture, fixtures and equipment - 8 years, office equipment - 8 years, personal computers, software and related equipment - 3 years, and leaseholds - lesser of the lease terms, including renewal options, or useful life). Goodwill is being amortized on a straight-line basis over a 25 year period, the estimated benefit period for the business acquired, see Note 2. Accumulated amortization of goodwill was $164,000 at March 29, 1998.

         Accounting for Long-Lived Assets - In accordance with Statement of Financial Accounting Standards ("SFAS" ) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of," the Company evaluates its net investment in restaurant properties and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. During the periods presented, no such impairment was incurred.

         Stock-Based Compensation - Pursuant to the alternative methods permitted under SFAS No.123, "Accounting for Stock-Based Compensation," stock based compensation is determined using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB")
         No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock (Note 12).

         Earnings Per Share - During fiscal 1998 the Company adopted SFAS No. 128, "Earnings per Share". All prior year earnings per share amounts have been restated.

         Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per common share computation includes dilutive common share equivalents issued under the Company's various stock option plans and dilutive convertible preferred stock.

         The computation of basic earnings per common share and diluted earnings per common share for each year is shown below (in thousands):

                                                          March 29,      March 30,      March 31,
                                                            1998           1997           1996
                                                          ---------      ---------      ---------
         Income from operations                           $5,940         $4,947         $4,410
         Pro forma adjustments (1)                                                         (26)
         Less preferred dividends                            (93)          (120)          (105)
         Less pro forma preferred dividends (1)                                            (15)
                                                          ------         ------         ------
         Income for computation of basic
           earnings per common share                       5,847          4,827          4,264
         Convertible preferred dividends                      93            120            120
                                                          ------         ------         ------
         Income for computation of diluted
           earnings per common share                      $5,940         $4,947         $4,384
                                                          ======         ======         ======

         Weighted average number of common
           shares used in basic EPS                        6,080          5,947          5,821
         Effect of dilutive securities:
           Stock options and warrants                         86            144            182
           Convertible preferred shares                      233            300            300
                                                          ------         ------         ------
         Weighted average number of common
           shares and dilutive potential common
           shares used in diluted EPS                      6,399          6,391          6,303
                                                          ======         ======         ======

         (1) The amounts of preferred dividends and interest expense that would have been incurred as a result of the acquisition in fiscal year 1996 of 17 restaurants and four licensed locations from Benihana of Tokyo, Inc. have been factored in the calculation of earnings per share from the beginning of fiscal year 1996.

         Reclassifications - Certain prior year amounts have been reclassified to conform to the fiscal year 1998 presentation.

2.       ACQUISITION

         The Company's consolidated financial statements and related notes include the acquisition of Rudy's Restaurant Group, Inc. ("Rudy's") as of December 1, 1997. Rudy's owns and operates nine teppanyaki-style Japanese restaurants in Florida, Ohio, Michigan, Minnesota, Pennsylvania and Washington, D.C. under the names Samurai and Kyoto. The acquisition price was approximately $20 million inclusive of transaction costs and certain agreements to former employees of Rudy's. Additionally, the Company granted a five-year warrant to purchase 200,000 shares of the Company's Class A Common Stock at an exercise price of $8.00 per share to the chief executive officer of Rudy's. The acquisition has been accounted for using the purchase method of accounting and the operating results of Rudy's have been included in the Company's current fiscal year consolidated statement of operations since the date of acquisition. The excess of the purchase price over the acquired tangible and intangible net assets of approximately $13 million has been allocated to goodwill.

         The following unaudited pro forma financial information gives effect to the acquisition as if the acquisition had occurred as of the beginning of the fiscal years presented. This pro forma financial information reflects certain adjustments such as: eliminating certain administrative expenses of Rudy's, amortization of goodwill, interest expense on additional bank borrowings, and the related income tax effects (in thousands, except per share information):

                                                          March 29,             March 30,
                                                            1998                  1997
                                                         (Unaudited)           (Unaudited)
                                                         -----------           -----------
           Restaurant sales                               $111,153              $100,760
           Net income                                     $  6,742              $  5,582
           Basic earnings per common share                $   1.11              $    .92
           Diluted earnings per common share              $   1.07              $    .86

         These pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had taken place as of the beginning of the fiscal years presented, nor do they reflect the purchase price that might have been negotiated at these earlier periods.

3.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company has estimated the fair value of financial instruments that are included as assets and liabilities in the accompanying balance sheets. The estimated fair value has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop such estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions could have a material effect on estimated fair value. The carrying value and estimated fair value of the financial instruments held by the Company as of March 29, 1998 and March 30, 1997 are as follows (in thousands):

                                                               March 29, 1998               March 30, 1997
                                                          -----------------------       ----------------------
                                                          Carrying     Estimated        Carrying     Estimated
                                                            Value      Fair Value         Value      Fair Value
                                                          --------     ----------       --------     ----------
         Financial assets
              Cash and cash equivalents                   $ 1,169      $ 1,169          $ 7,043      $ 7,043
              Receivables                                 $   628      $   612          $   861      $   833
              Cash surrender value of officer's
                  life insurance                          $   306      $   306          $   305      $   305

         Financial liabilities
              Bank and other indebtedness                 $16,840      $17,091          $ 6,543      $ 6,791

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

4.   INVENTORIES
         Inventories consist of (in thousands):

                                                  March 29,        March 30,
                                                    1998             1997
                                                  ---------        ---------
         Food and beverage                        $ 1,574          $ 1,243
         Supplies                                   2,194            1,905
                                                  -------          -------

                                                  $ 3,768          $ 3,148
                                                  =======          =======

5.   PREPAID EXPENSES
         Prepaid expenses consist of (in thousands):

                                                  March 29,        March 30,
                                                    1998             1997
                                                  ---------        ---------
         Prepaid insurance                        $   445          $   547
         Prepaid advertising                           62               14
         Other                                        251              276
                                                  -------          -------

                                                  $   758          $   837
                                                  =======          =======

6.   PROPERTY AND EQUIPMENT
         Property and equipment consist of (in thousands):

                                                  March 29,        March 30,
                                                    1998             1997
                                                  ---------        ---------
         Land                                     $ 5,925          $ 4,824
         Buildings                                 10,224            9,566
         Leasehold improvements                    28,325           22,998
         Restaurant furniture, fixtures,
           and equipment                           16,288           14,075
         Restaurant facilities and equipment
         under capital leases                       7,655            7,655
                                                  -------          -------
                                                   68,417           59,118

         Less accumulated  depreciation and
         amortization (Including accumulated
         amortization of restaurant facilities
         and equipment under capital leases of
         $5,907 and $5,599 in 1998 and 1997,
         respectively)                             36,657           34,059
                                                  -------          -------
                                                   31,760           25,059
         Construction in progress                   1,238              357
                                                  -------          -------
                                                  $32,998          $25,416
                                                  =======          =======

                                   30

7.   OTHER ASSETS
         Other assets consist of (in thousands):

                                                  March 29,        March 30,
                                                    1998             1997
                                                  ---------        ---------
         Lease acquisition costs                  $   429          $   490
         Cash surrender value of officer's
           life insurance                             306              305
         Premium on liquor licenses                   923              651
         Deferred financing charges                   386
         Long-term note receivable                    158              196
         Security deposits                            172              162
         Pre-opening expenses                          84               46
         Other                                        177              239
                                                  -------         --------
                                                  $ 2,635         $  2,089
                                                  =======         ========

         Included in other assets are lease acquisition costs incurred in connection with the purchase of one restaurant. Such costs are being amortized over the life of the lease. Amortization expense was $61,000 each year for 1998, 1997 and 1996.

         Liquor licenses are stated at cost which, in the aggregate, is not in excess of market. Certain of the liquor licenses have unlimited lives provided that they are renewed annually (as is management's intention) and, accordingly, the cost of those liquor licenses is not amortized.

         Deferred financing charges relate to costs associated with a new credit facility dated December 1, 1997. These costs are being amortized over the life of the facility. Amortization expense totaled $19,000 for fiscal year 1998.

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of (in thousands):
                                                  March 29,       March 30,
                                                    1998            1997
                                                  ---------       ---------
         Accounts payable                         $ 3,766         $ 2,351
         Accrued salaries                             917             687
         Accrued property taxes                       449             293
         Accrued percentage rent                      537             296
         Accrued incentive compensation               910             866
         Taxes, other than income taxes             1,289             973
         Other accrued operating expenses           1,455           1,552
                                                  -------         -------
                                                  $ 9,323         $ 7,018
                                                  =======         =======

9.   LEASE OBLIGATIONS

         The Company conducts its business primarily using leased facilities. The typical restaurant lease is for a term of between 15 to 25 years with renewal options ranging from 5 to 25 years. The leases generally provide for the payment of property taxes, utilities, and various other use and occupancy costs. Rentals under certain leases are based on a percentage of sales in excess of a certain minimum level. Certain leases provide for increases based upon the changes in the consumer price index. The Company is also obligated under various leases for restaurant equipment and for office space and equipment. Minimum payments under lease commitments are summarized below for capital and operating leases. The imputed interest rates used in the calculations for capital leases vary from 9.75% to 12% and are equivalent to the rates which would have been incurred to borrow, over a similar term, the amounts necessary to purchase the leased assets.

         The amounts of operating and capital lease obligations are as follows (in thousands):

                                                     Operating       Capital
                                                       Leases        Leases
                                                     ---------       -------
         Fiscal year ending
         1999                                        $ 3,437         $   894
         2000                                          3,782             893
         2001                                          3,008             893
         2002                                          2,723             893
         2003                                          2,521             784
         Thereafter                                   17,195             768
                                                     -------         -------
         Total minimum lease payments                $32,666           5,125
         Less amount representing interest                             1,354
                                                                     -------
         Total obligations under capital leases                        3,771
         Less current maturities                                         506
                                                                     -------
         Long-term obligations under capitalized
           leases at March 29, 1998                                  $ 3,265
                                                                     =======
         Rental expense consists of (in thousands):
                                                       March 29,      March 30,      March 31,
                                                         1998           1997           1996
                                                       ---------      ---------      ---------
         Minimum rental commitments                    $3,957         $3,310         $3,162
         Rental based on percentage of sales            1,253          1,036            884
                                                       ------         ------         ------

                                                       $5,210         $4,346         $4,046
                                                       ======         ======         ======
10.  LONG-TERM DEBT

         Long-term debt consists of (in thousands):
                                                                      March 29,      March 30,
                                                                        1998           1997
                                                                      ---------      ---------
         Notes payable - bank (see below):
           Term loan                                                  $ 12,000       $  6,104
           Revolving line of credit                                      3,000

         Notes payable - other:
           7 1/2% unsecured promissory note payable
              in monthly installments of $13                               313            439
           7% promissory note payable in monthly
              installments of $30                                          670
            7% unsecured note obligation payable in
              monthly installments of $7                                   210
           Note obligation under terms of non
              competition agreement with former shareholder
              of Rudy's - discounted at 8%, payable in
              monthly installments $17                                     647
                                                                      --------       --------
                                                                        16,840          6,543
         Less current portion                                            1,433            960
                                                                      --------       --------
                                                                      $ 15,407        $ 5,583
                                                                      ========       ========

         In connection with the acquisition of Rudy's, the Company entered into a new credit agreement with a bank, consisting of a $12,000,000 term loan and a $15,000,000 revolving line of credit. Interest under the credit agreement accrues at the Company's option at either prime rate plus a margin up to 1.0% or at LIBOR plus a margin of 1.0% to 2.25%. At March 29, 1998, interest was accrued at 7.63%. The applicable interest rate margin varies with the Company's leverage ratio

         (defined as EBITDA divided by funded indebtedness). Principal of the term loan is payable at a rate of $1,000,000 in each of the next two years, $2,000,000 in each of years three and four, and $3,000,000 in each of years five and six and the revolving line of credit is payable in 2002 and accordingly, is classified as long-term debt on the consolidated balance sheet, in each case subject to the terms of the credit agreement. The credit agreement restricts the Company from making dividend payments and purchases of the Company's common equity securities and limits the amounts of capital expenditures that the Company can make annually during the term of the credit agreement. The credit agreement also requires the Company to achieve certain ratios of operating cash flow to debt and other financial benchmarks. The credit agreement is collateral- ized by a security interest in the Company's assets.

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

         Principal maturities of long-term debt obligations at March 29, 1998 are as follows:

         Fiscal year ending
         1999                       $ 1,433
         2000                         1,735
         2001                         2,027
         2002                         5,645
         2003                         2,250
         Thereafter                   3,750
                                    -------
           Total                    $16,840
                                    =======

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

         The net deferred tax asset balance consists of (in thousands):

                                                        March 29, 1998                                 March 30, 1997
                                            Assets       Liabilities      Total            Assets       Liabilities       Total
                                            -------------------------------------------------------------------------------------
         Excess book amortization for
             for pre-opening costs and
             capital leases                 $   846      $     -          $     846        $   899      $      -          $   899
         Tax loss carryforwards
             principally Rudy's
             Restaurant Group, Inc.           2,891            -              2,891             -              -              -
         Accelerated depreciation for
              tax purposes                     -              (799)           (799)             -            (708)           (708)
         Income tax credits                     940            -               940             963             -              963
         Other                                   10            -                10             333             -              333
         Less - valuation allowance            (107)           -              (107)             -              -              -
                                            -------------------------------------------------------------------------------------

         Total asset (liability)            $ 4,580      $    (799)       $  3,781         $ 2,195      $    (708)        $ 1,487
                                            =====================================================================================

                                   33

         The Company's net operating loss carryforwards acquired in the acquisition of Rudy's total $7,228,000 for ordinary income tax purposes and $7,541,000 for alternative minimum income tax purposes available to reduce future taxable income. Certain of the net operating loss carryforwards are subject to certain so-called "SRLY" rules which limit their use to offset future income earned by the entity that generated the loss. All other net operating loss carryforwards are available to offset income of Rudy's. Furthermore, the net operating loss carryforwards are subject to the change of control provision of Section 382 that limits the usage of the net operating loss carryforwards to approximately $1,100,000 per year. The valuation allowance has been established to reserve for net operating loss carryforwards not expected to be realized. All net operating loss carryforwards expire as follows (in thousands):

         Fiscal year ending
         1999                              $  955
         2000                                 697
         2001                                 196
         2004                                 297
         2005                               4,613
         2006                                 470
                                           ------
                                           $7,228
                                           ======

         The income tax provision consists of (in thousands):
                                                                March 29,         March 30,        March 31,
                                                                  1998              1997             1996
         ----------------------------------------------------------------------------------------------------
         Current:
            Federal (net of utilization of net operating
               loss of $352, $0 and $5,488 in fiscal years
               1998, 1997 and 1996, respectively)               $1,254            $1,637           $  320
            State                                                  625               505              369
         Deferred:
            Federal and State                                    1,043                90              676
                                                                ---------------------------------------------

         Income tax provision                                   $2,922            $2,232           $1,365
                                                                =============================================

         The income tax provision differed from the amount computed at the statutory rate as follows (in thousands):

                                                                March 29,         March 30,        March 31,
                                                                  1998              1997             1996
         ----------------------------------------------------------------------------------------------------
         Federal income tax provision at statutory
         rate of 34%                                            $3,013            $2,441           $1,963
         Change in valuation allowance                             (92)                              (592)
         State income taxes, net of federal benefit                413               333              244
         Tax credits, net                                         (498)             (426)            (288)
         Other                                                      86              (116)              38
                                                                ---------------------------------------------

         Income tax provision                                   $2,922            $2,232           $1,365
                                                                =============================================

         Effective income tax rate                              33.0%             31.1%            23.6%
                                                                =============================================

12.  STOCKHOLDERS' EQUITY

         Series A Convertible Preferred Stock - The preferred stock has a liquidation preference of $1,000 per share, carries a cumulative dividend of 6% and entitles the holder a right to convert into 300,000 shares of the Company's Class A Common Stock. During fiscal year 1998, the Company redeemed 1,000 shares of Preferred Stock.

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

         Stock Options - The Company has various stock option plans, a 1994 Employee Stock Option Plan ("1994 Plan"), a 1996 Class A Stock Option Plan ("1996 Plan"), a 1997 Class A Stock Option Plan ("1997 Plan") and a Directors' Stock Option Plan ("Directors' Plan"), under which a maximum of approximately 1,785,000 shares of the Company's Common Stock may be issued. Options granted under the plans may not have terms exceeding ten years, and require an exercise price at market value on the date of the grant, or at 110% of market value in the case of optionees (for incentive stock options) that own more than 10% of the combined voting rights of the Company's Common and Class A Common Stock. Options granted under the 1994 Plan are exercisable on the date of grant. Options granted under the 1996 Plan and 1997 Plan are exercisable with respect to 1/3 of the shares granted on the date of grant, with respect to an additional 1/3 of the shares granted, on the first anniversary of the date granted, and with respect to the balance of the shares granted on the second anniversary of the date granted. Under the Directors' Plan, options to purchase 2,500 shares are automatically granted to each of the Company's non-employee directors on the date of the Company's annual meeting. Options granted under the Directors Plan are exercisable with respect to 1/2 of the shares granted on the first anniversary of the date of grant and with respect to the balance of the shares on the second anniversary of the date of grant.

         Additionally, the Company had a 1985 Stock Option Plan that expired on October 9, 1995. Certain options granted under such plan are still exercisable on varying dates through 2005.

         SFAS No. 123 defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under APB No. 25, but are required to disclose in a note to the financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company applies APB No. 25 in accounting for its stock- based compensation plans. Under APB No. 25, because the exercise price of the Company's employee stock options approximates the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for options granted in fiscal 1998, 1997 and 1996, net income and diluted earnings per share would have been as follows:

                                            March 29,           March 30,         March 31,
                                              1998                1997              1996
                                            ---------           ---------         ---------
         Net Income
             As reported                    $5,940              $4,947            $4,410
             Pro forma                      $5,372              $4,870            $4,386
         Diluted Earnings Per Share
             As reported                    $.93                $.77              $.70
             Pro forma                      $.84                $.76              $.70

         The following weighted average assumptions were used in the option pricing model: a risk-free interest rate of 5.7% for fiscal year 1998 and 6.8% for 1997 and 1996, respectively; an expected life of four years, no expected dividend yield and a volatility factor of 34% to 45% for fiscal years 1998, 1997 and 1996, respectively.

         Due to the inclusion of only fiscal years 1998, 1997 and 1996 option grants, the effects of applying SFAS No. 123 in 1998, 1997 and 1996 may not be representative of the pro forma impact in future years.

         The following table summarizes information about fixed-price stock options outstanding at March 29, 1998:

                                       Options Outstanding                          Options Exercisable
                               ---------------------------------------            --------------------------
                                             Weighted-
                                             Average          Weighted                            Weighted
            Ranges of                       Remaining         Average                             Average
             exercise                      Contractual        Exercise                            Exercise
             Prices            Number         Life             Price              Number           Price
         ---------------------------------------------------------------------------------------------------
         $ 1 3/8 - $3 1/4        32,000       5.8             $ 2.75                32,000         $ 2.75
            6 3/4 -   8 3/8    196,170        8.8               7.70                87,837           7.64
            9 3/16 - 10 1/8    124,757        8.3               9.42                82,755           9.43
          10 1/4 - 12 1/4      316,500        9.5              12.14               110,083          12.04
         ----------------      -------                                             -------
         $ 1 3/8 - $12 1/4     669,427                                             312,675

         Transactions  under the above plans for the three years ended March 29,
         1998 are as follows:
                                                              March 29,           March 30,        March 31,
                                                                1998                1997             1996
         ----------------------------------------------------------------------------------------------------
         Balance, beginning of year                              222,407           129,900          121,100
         Granted                                                 467,750           133,507           31,500
         Canceled                                                 (3,750)
         Expired                                                  (2,067)
         Exercised                                               (14,913)          (41,000)         (22,700)
                                                                ---------------------------------------------

         Balance, end of year                                    669,427           222,407          129,900
                                                                =============================================
         Weighted average fair value of options
             granted during year                                $   4.47          $  3.57          $  3.79

         On March 29, 1998, options for 312,675 of the shares are exercisable at prices ranging from $1 3/8 to $12 1/4.

         There were approximately 1,362,000 shares of common stock reserved at March 29, 1998, for issuance upon exercise of stock options under all stock option plans.

         Stock Rights - During fiscal year 1997, the Company adopted a Shareholder Rights Plan and declared a distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of the Company's Common Stock and Class A Common Stock as of February 26, 1997 and for each share issued by the Company thereafter. The Rights operate to create substantial dilution to a potential acquiror who seeks to make an acquisition, the terms of which the Company's Board of Directors believes is inadequate or structured in a coercive manner.

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

13.  INCENTIVE AND DEFERRED COMPENSATION PLANS

         The Company has a Benihana Incentive Compensation Plan ("Plan") whereby bonus awards are made if the Company attains a certain targeted return on equity. The purpose of the Plan is to improve the long-term sustainable results of operations of the Company by more fully aligning the interests of management and key employees with the shareholders of the Company. One-third of the amounts awarded are immediately made available to the employee and the remaining two-thirds is available ratably over the succeeding two years. Amounts allocated under the Plan may be taken in cash or deferred in a non-qualified deferred compensation plan. The target rate, which for 1998 and 1997 was 20% and for 1996 was 15%, is approved annually based upon a review of the return of other publicly traded restaurant businesses by the Compensation Committee of the Board of Directors. The amount of the awards is capped at 50% of the eligible salary of the employee (salary less 40% of the FICA salary base). Under the Plan, the Company accrued $475,000 and $450,000 for fiscal years 1998 and 1997, respectively.

         The Company has an executive retirement plan whereby certain key employees may elect to defer up to 20% of their salary and 100% of their bonus until retirement or age 55, whichever is later, or due to disability or death. Employees may select from various investment options for their available account balances. Investment earnings are credited to their accounts.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarter ended (in thousands except for per share information)

                                                                    March 29, 1998
         -------------------------------------------------------------------------------------------------
                                               4th              3rd               2nd              1st
         REVENUES                              $26,880          $24,096           $21,192          $27,589
         GROSS PROFIT                           19,836           17,743            15,725           20,559
         NET INCOME                              1,598            1,562             1,140            1,640
         BASIC EARNINGS
             PER SHARE (1) :                   $   .26          $   .25           $   .18          $   .26
         DILUTED EARNINGS
             PER SHARE (1) :                   $   .25          $   .24           $   .18        $     .26

         Quarter ended (in thousands except for per share amounts)
                                                                    March 30, 1997
         -------------------------------------------------------------------------------------------------
                                               4th              3rd               2nd              1st
         REVENUES                              $ 20,597         $ 19,826          $ 19,176         $ 25,605
         GROSS PROFIT                            15,369           14,748            14,343           19,086
         NET INCOME                               1,401            1,402               841            1,303
         BASIC EARNINGS
             PER SHARE (1) :                   $    .23         $    .23          $    .14         $    .22
         DILUTED EARNINGS
             PER SHARE (1) :                   $    .22         $    .22          $    .13         $    .20

         (1)   Amounts have been restated, see Note 1.

                      INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders of Benihana Inc:

We have audited the accompanying consolidated balance sheets of Benihana Inc. and subsidiaries (the "Company") as of March 29, 1998 and March 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 29, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Benihana Inc. and subsidiaries as of March 29, 1998 and March 30, 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 1998 in conformity with generally accepted accounting principles.





Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
May 8, 1998

COMMON STOCK INFORMATION

The Company's Common Stock and Class A Stock are traded on the Nasdaq National Market System. There were 304 holders of record of the Company's Common Stock and 408 holders of record of the Class A Common Stock at March 29, 1998.

The table below sets forth high and low bid prices for the Company's Common Stock and Class A Common Stock, which do not include commissions and mark-ups or mark-downs for the periods indicated. Such bid prices reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                            Fiscal Year Ended
                                                            -----------------
                                               March 29, 1998                 March 30, 1997
                                            ------------------------       ----------------------
                  COMMON STOCK              High            Low            High           Low
                  1st Quarter               9  3/4          6  3/4         16 1/4         10 1/4
                  2nd Quarter               13              8  7/8         14 1/8         10
                  3rd Quarter               15              11 3/8         14             10 7/8
                  4th Quarter               12 3/4          11             12             7

                                                            Fiscal Year Ended
                                                            -----------------
                                               March 29, 1998                 March 30, 1997
                                            ----------------------         ----------------------
                  CLASS A
                  COMMON STOCK              High            Low            High           Low
                  1st Quarter               8  5/8          6  1/2         10             8   3/8
                  2nd Quarter               12 3/8          8  1/8         9  3/8         7   3/4
                  3rd Quarter               13              11             9  3/16        7   1/2
                  4th Quarter               12 1/8          10 1/2         8  3/4         6   5/8

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

Exhibit 10.14

                  AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT

         Amendment No. 1 dated December 11, 1997 to Employment Agreement dated May 15, 1995 (the "Agreement") by and between Benihana Inc. and Rocky H. Aoki.

         Unless otherwise defined herein, capitalized terms shall have the respective meanings assigned to them in the Agreement. Effective December 1, 1997, the parties agree that the Agreement shall be amended as follows:

         1. Section 1.1 of the Agreement is revised by modifying the first sentence of that section to read in its entirety, as follows:

             1.1 Subject to the terms and provisions of this Agreement, the Company will continue to employ the Employee in its business and the Employee will continue to work for the Company as Chairman of the Board of Directors (being the Chief Executive Officer of the Company) for an extended term continuing until December 31, 2002.


         2.  Section 4.1 of the Agreement is revised to read as follows:

             4.1 In respect of services to be performed by the Employee during the Employment Period, the Company agrees to pay the Employee an annual salary of Five Hundred Thousand Dollars ($500,000) ("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.


         3.  Subsection 4.4 (ii) of the Agreement is revised to read as follows:

             4.4 ...(ii) the exercise price of such option; provided however, that in no fiscal year of the Company shall the aggregate purchase price of such options exceed five percent (5%) of the total stockholders equity (net worth) of the Company as shown on its audited financial statements for the fiscal year immediately preceding the year in which such right is exercised...


         4. Sections 8.1 and 8.2 of the Agreement are revised to read, as follows:

             8.1 In the event at any time after the Effective Date, a majority of the Board of Directors is composed of persons who are not "Continuing Directors", as hereinafter defined, which event is defined to mean a "Change in Control", Employee shall have the option, to be exercised by written notice to the Company, to resign as an employee and terminate this Agreement, effective as of such date specified in the notice of exercise and immediately upon such termination to receive payment of a sum equal to the product of (A) the Basic Compensation in effect on the date of such termination multiplied (B) by the number of years (both full and partial) remaining in the term hereof had such termination not occurred. The payment to be made upon the exercise of the option by the Employee in accordance with the provisions of the preceding sentence is defined as the "Severance Payment". The Severance Payment shall be made to Employee not later than twenty (20) days after the date designated by the Employee as the date upon which Employee's resignation as an employee and termination of his Employment is to be effective. The Severance Payment shall constitute liquidated damages and not a penalty, and Employee shall not be obligated to seek employment to mitigate his damages; nor shall any compensation the Employee receives from any party subsequent to such termination be an offset to the amount of the Severance Payment.

             8.2 "Continuing Directors" shall mean (i) the directors of the Company on January 1, 1998 and (ii) any person who was or is recommended to (A) succeed a Continuing Director or (B) become a director as a result of an increase in the size of the Board, in each case, by a majority of the Continuing Directors then on the Board.

         Except as modified herein, the Agreement remains in full force and effect in accordance with its terms without revocation or change.

         IN WITNESS WHEREOF, the undersigned have executed this Amendment No. 1 as of the date and year first above written.

                                         BENIHANA INC.


                                         By:  /s/ Joel A. Schwartz
                                            ---------------------------
                                            Joel A. Schwartz, President



                                             /s/ Rocky H. Aoki
                                            ---------------------------
                                             Rocky H. Aoki

Exhibit 10.15

                    AMENDMENT NO. 2 TO EMPLOYMENT AGREEMENT

         Amendment No. 2 dated May 18 , 1998 to Employment Agreement dated May 15, 1995 by and between Benihana Inc. and Rocky H. Aoki, as amended by Amendment No. 1 thereto dated December 11, 1997 (as so amended, the "Agreement").

         Unless otherwise defined herein, capitalized terms shall have the respective meanings assigned to them in the Agreement. Effective on the date hereof, the parties agree that the Agreement shall be amended as follows:

         1. Section 1.1 of the Agreement is hereby amended to read in its entirety as follows:

             1.1 Subject to the terms and provisions of this Agreement, the Company will continue to employ the Employee in its business and the Employee will continue to work for the Company as a consultant for an extended term continuing until December 31, 2002. "Employment Period" shall mean the term hereof. Such employment may be terminated by the Company at any time for "cause", which shall be limited to the Employee's proven dishonesty with respect to the Company, disloyalty or the continuing breach of any of the covenants on the Employee's part herein set forth or as a result of the Employee's gross negligence or willful act of omission.

         2. Section 2 of the Agreement is hereby amended to read as in its entirety as follows:

         2.   DUTIES

             During the Employment Period, the Employee shall perform such duties as a consultant as may be, from time to time, reasonably delegated or assigned to him by the Board of Directors of the Company consistent with the Employee's abilities.

         3. Section 8.1 of the Agreement is hereby amended to read in its entirety as follows:

             8.1 In the event at any time after the Effective Date, a majority of the Board of Directors is composed of persons who are not "Continuing Directors", as hereinafter defined, which event is defined to mean a "Change in Control", Employee shall have the option, to be exercised by written notice to the Company, to resign as a consultant and terminate this Agreement, effective as of such date specified in the notice of exercise and immediately upon such termination to receive payment of a sum equal to the product of (A) the Basic Compensation in effect on the date of such termination multiplied (B) by the number of years (both full and partial) remaining in the term hereof had such termination not occurred. The payment to be made upon the exercise of the option by the Employee in accordance with the provisions of the preceding sentence is defined as the "Severance Payment". The Severance Payment shall be made to Employee not later than twenty (20) days after the date designated by the Employee as the date upon which Employee's resignation as a consultant and termination of his Employment is to be effective. The Severance Payment shall constitute liquidated damages and not a penalty, and Employee shall not be obligated to seek employment to mitigate his damages; nor shall any compensation the Employee receives from any party subsequent to such termination be an offset to the amount of the Severance Payment. Except as modified herein, the Agreement remains in full force and effect in accordance with its terms without revocation or change.

         IN WITNESS WHEREOF, the undersigned have executed this Amendment No. 2 as of the date and year first above written.

                                       BENIHANA INC.


                                       By:  /s/ Joel A. Schwartz
                                           ----------------------------
                                           Joel A. Schwartz, President


                                           /s/ Rocky H. Aoki
                                           ----------------------------
                                           Rocky H. Aoki

Exhibit 10.16

                    AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT

         Amendment No. 1 dated December 11, 1997 to Employment Agreement dated May 15, 1995 (the "Agreement") by and between Benihana Inc. and Joel A.Schwartz.

         Unless otherwise defined herein, capitalized terms shall have the respective meanings assigned to them in the Agreement. Effective January 1, 1998, the parties agree that the Agreement shall be amended as follows:

         1. Section 1.1 of the Agreement is revised by modifying the first sentence of that section to read in its entirety, as follows:

                  1.1 Subject to the terms and provisions of this Agreement, the Company will continue to employ the Employee in its business and the Employee will continue to work for the Company as President and Chief Operating Officer for an extended term continuing until December 31, 2002.

         2.  Section 4.1 of the Agreement is revised to read as follows:

                  4.1 In respect of services to be performed by the Employee during the Employment Period, the Company agrees to pay the Employee an annual salary of Two Hundred Fifty-Five Thousand Dollars ($255,000) ("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.

         3.  The Agreement is revised by adding the following as Section 4.4:

                  4.4 If during the term hereof Employee owns any options to purchase securities of the Company which securities are publicly traded and which options were granted to him in connection with his service as an employee, officer or director of the Company, the Employee shall have the right at any time after a "Change in Control", as defined in
         Section 17.1 to cause the Company to repurchase such options from him at a purchase price equal to the difference between (i) the closing price of the appropriate security of the Company (if traded on the New York or American Stock Exchange or quoted in the NASDAQ National Market) or the average between the closing bid and asked prices (if traded on the over-the-counter market) on the date immediately prior to the date on which Employee exercises such right and (ii) the exercise price of such option; provided however, that in no fiscal year of the Company shall the aggregate purchase price of such options exceed five percent (5%) of the total stockholders equity (net worth) of the Company as shown on its audited financial statements for the fiscal year immediately preceding the year in which such right is exercised. Such right shall be exercised by Employee giving the Company written notice thereof and the purchase and sale shall be consummated not more than ten (10) business days after receipt by the Company of the notice of exercise.

         4.      The Agreement is revised by adding the following as Section 17:

                 17.      Change In Control.

                           17.1. In the event at any time after the Effective Date, a majority of the Board of Directors is composed of persons who are not "Continuing Directors", as hereinafter defined, which event is defined to mean a "Change in Control", Employee shall have the option, to be exercised by written notice to the Company, to resign as an employee and terminate this Agreement, effective as of such date specified in the notice of exercise and immediately upon such termination to receive payment of a sum equal to the product of (A) the Basic Compensation in effect on the date of such termination multiplied
         (B) by the number of years (both full and partial) remaining in the term hereof had such termination not occurred. The payment to be made upon the exercise of the option by the Employee in accordance with the provisions of the preceding sentence is defined as the "Severance Payment". The Severance Payment shall be made to Employee not later than twenty (20) days after the date designated by the Employee as the date upon which Employee's resignation as an employee and termination of his Employment is to be effective. The Severance Payment shall constitute liquidated damages and not a penalty, and Employee shall not be obligated to seek employment to mitigate his damages; nor shall any compensation the Employee receives from any party subsequent to such termination be an offset to the amount of the Severance Payment.

                           17.2 "Continuing Directors" shall mean (i) the directors of the Company at the close of business on January 1, 1998, and (ii) any person who was or is recommended to (A) succeed a Continuing Director or (B) become a director as a result of an increase in the size of the Board, in each case, by a majority of the Continuing Directors then on the Board.

         5.  The Agreement is revised by adding the following as Section 18:

                  18. Termination of Employment Without Cause. Upon any termination of the Employee's employment without cause, the Employee shall be entitled to receive an amount computed in the same manner as the Severance Payment not later than 20 days after any
         such  termination.   This  payment  shall  constitute  liquidated
         damages and not a penalty, and Employee shall not be obligated to
         seek   employment   to  mitigate  his  damages;   nor  shall  any
         compensation the Employee receives from any party subsequent to such termination be an offset to the amount of such payment.

         Except as modified herein, the Agreement remains in full force and effect in accordance with its terms without revocation or change.

         IN WITNESS WHEREOF, the undersigned have executed this Amendment No. 1 as of the date and year first above written.

                                          BENIHANA INC.



                                          By:  /s/ Rocky H. Aoki
                                               --------------------------
                                               Rocky H. Aoki,
                                               Chairman of the Board


                                               /s/ Joel A. Schwartz
                                               --------------------------
                                               Joel A. Schwartz

Exhibit 10.17

                   AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT

         Amendment No. 1 dated December 11, 1997 to Employment Agreement dated April 1, 1995 (the "Agreement") by and between Benihana Inc. and Taka Yoshimoto.

         Unless otherwise defined herein, capitalized terms shall have the respective meanings assigned to them in the Agreement. Effective January 1, 1998, the parties agree that the Agreement shall be amended as follows:

         1. Section 1 the Agreement is revised to read in its entirety, as follows:

                  1. Subject to the terms and provisions of this Agreement, the Company will continue to employ the Employee for an extended term continuing until December 31, 2000 (the "Employment Period").

         2.  Section 3.1 of the Agreement is revised to read as follows:

                  3.1 In respect of services to be performed by the Employee during the Employment Period, the Company agrees to pay the Employee an annual salary of One Hundred Forty Thousand Dollars ($140,000) ("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.

         3. Section 5.1 is amended by eliminating the words "the Company.", which appear in the second line of the second paragraph of such Section.

         Except as modified herein, the Agreement remains in full force and effect in accordance with its terms without revocation or change.

         IN WITNESS WHEREOF, the undersigned have executed this Amendment No. 1 as of the date and year first above written.

                                      BENIHANA INC.



                                      By:  /s/ Joel A. Schwartz
                                           ----------------------------
                                           Joel A. Schwartz, President


                                           ----------------------------
                                           /s/ Taka Yoshimoto
                                           Taka Yoshimoto

Exhibit 10.18

                    AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT

         Amendment No. 1 dated December 11, 1997 to Employment Agreement dated January 1, 1995 (the "Agreement") by and between Benihana Inc. and Michael Burris.

         Unless otherwise defined herein, capitalized terms shall have the respective meanings assigned to them in the Agreement. Effective January 1, 1998, the parties agree that the Agreement shall be amended as follows:

         1. Section 1 the Agreement is revised to read in its entirety, as follows:

                  1. Subject to the terms and provisions of this Agreement, the Company will continue to employ the Employee for an extended term continuing until December 31, 2000 (the "Employment Period").

         2.  Section 3.1 of the Agreement is revised to read as follows:

                  3.1 In respect of services to be performed by the Employee during the Employment Period, the Company agrees to pay the Employee an annual salary of One Hundred Thirty-Seven Thousand Five Hundred Dollars ($137,500) ("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.

         3.  Sections 3.3 and 3.5 are eliminated.

         4. Section 5.1 is amended by eliminating the words, "the Company," which appear in the second line of the second paragraph of such Section.

         Except as modified herein, the Agreement remains in full force and effect in accordance with its terms without revocation or change.

         IN WITNESS WHEREOF, the undersigned have executed this Amendment No. 1 as of the date and year first above written.

                                        BENIHANA INC.



                                        By:  /s/ Joel A. Schwartz
                                             -----------------------------
                                             Joel A. Schwartz, President


                                             /s/ Michael Burris
                                             -----------------------------
                                             Michael Burris

EXHIBIT 23.01



INDEPENDENT AUDITOR'S CONSENT


We consent to the incorporation by reference in this Registration Statement of Benihana Inc. on Form S-3 of our report dated May 8, 1998 appearing in the Annual Report on Form 10-K of Benihana Inc. for the year ended March 29, 1998, and to the reference to us under the heading "Experts" in the Prospectus, which is a part of this Registration Statement.





Deloitte & Touche LLP
Miami, Florida
June 22, 1998

EXHIBIT 23.02



INDEPENDENT AUDITOR'S CONSENT


We consent to the incorporation by reference in this Registration Statement of Benihana Inc. on Form S-8 of our report dated May 8, 1998 appearing in the Annual Report on Form 10-K of Benihana Inc. for the year ended March 29, 1998.





Deloitte & Touche LLP
Miami, Florida
June 22, 1998