Form 10-Q
period 1998-07-19
BENIHANA INC
filed 1998-08-28
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended July 19, 1998

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


  Common stock $.10 par value, 3,571,616 shares outstanding at August 4, 1998


Class A common stock $.10 par value, 2,517,463 shares outstanding at August 4, 1998

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FOUR PERIODS ENDED JULY 19, 1998




TABLE OF CONTENTS
                                                                        PAGE
PART I -      Financial Information

              Consolidated Balance Sheets at July 19, 1998
                (unaudited) and March 29, 1998                           1

              Consolidated Statements of Operations
                (unaudited) for the Four Periods Ended
                July 19, 1998                                            2

              Consolidated Statement of Stockholders' Equity
                (unaudited) for the Four Periods Ended
                July 19, 1998                                            3

              Consolidated Statements of Cash Flows
                (unaudited) for the Four Periods Ended
                July 19, 1998                                            4

              Notes to the Consolidated Financial
                Statements                                             5 - 7

              Management's Discussion and Analysis of the
                Financial Condition and Results of
                Operations                                             8 - 12


PART II -     Other Information                                          13

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONSOLIDATED BALANCE SHEETS

 (In thousands, except  per share information)
                                                                                      (Unaudited)
                                                                                        July 19,       March 29,
                                                                                         1998            1998
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                                                              $    472         $ 1,169
    Receivables:
         Trade                                                                             220             202
         Other                                                                             101             183
-------------------------------------------------------------------------------------------------------------------
    Total Receivables                                                                      321             385

    Inventories (Note 2)                                                                 3,792           3,768
    Prepaid expenses (Note 3)                                                              653             758
-------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                     5,238           6,080

Property and equipment, net                                                             33,420          32,998
Deferred income taxes, net                                                               3,781           3,781
Goodwill, net                                                                           12,506          12,663
Other assets (Note 4)                                                                    2,587           2,635
-------------------------------------------------------------------------------------------------------------------
                                                                                       $57,532         $58,157
===================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                              $ 8,426         $ 9,323
    Current maturities of long-term debt and
         obligations under capital leases                                                2,205           1,939
-------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                               10,631          11,262

Long-term debt                                                                          14,292          15,233
Due to affiliates - long term                                                              126             174
Obligations under capital leases                                                         3,109           3,265

Stockholders' Equity:
    Preferred stock - $1.00 par value;
         authorized - 5,000,000 shares, issued
         and outstanding - 1,000 shares and
         1,000 shares, respectively                                                          1               1
    Common stock - $.10 par value;
         convertible into Class A Common, authorized -
         12,000,000 shares, issued and outstanding -
         3,571,616 shares and 3,571,116 shares,
         respectively                                                                      357             357
    Class A common stock - $.10 par value;
         authorized - 20,000,000 shares, issued
         and outstanding - 2,517,463 shares                                                252             252
    Additional paid-in capital                                                          14,602          14,600
    Retained earnings                                                                   14,278          13,129
    Treasury stock - 9,177 shares at cost                                                 (116)           (116)
-------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                              29,374          28,223
-------------------------------------------------------------------------------------------------------------------
                                                                                       $57,532         $58,157
===================================================================================================================

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In thousands, except per share information)

                                                                                       Four Periods Ended
                                                                                    July 19,          July 20,
                                                                                      1998              1997
-------------------------------------------------------------------------------------------------------------------
Revenues
Net restaurant food and beverage sales                                              $34,545           $27,400
Other income                                                                            273               189
-------------------------------------------------------------------------------------------------------------------
Total Revenues                                                                       34,818            27,589

Costs and Expenses
Cost of restaurant food and beverage sales                                            9,156             7,030
Restaurant expenses                                                                  21,667            16,528
General and administrative expenses                                                   1,784             1,383
Interest expense                                                                        541               217
-------------------------------------------------------------------------------------------------------------------
Total Costs and Expenses                                                             33,148            25,158
-------------------------------------------------------------------------------------------------------------------

Income from operations before income taxes                                            1,670             2,431
Income tax provision                                                                    502               791
-------------------------------------------------------------------------------------------------------------------

Net Income                                                                          $ 1,168           $ 1,640
===================================================================================================================

Earnings Per Share (Note 5)
Basic earnings per common share                                                     $   .19           $   .26
Diluted earnings per common share                                                   $   .18           $   .26
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except per share information)


                                                           Class A      Additional                                   Total
                                 Preferred     Common      Common        Paid-in        Retained     Treasury     Stockholders'
                                   Stock       Stock       Stock         Capital        Earnings       Stock         Equity
-------------------------------------------------------------------------------------------------------------------------------

Balance, March 29, 1998             $1         $357        $252          $14,600        $13,129        ($116)        $28,223

Net income                                                                                1,168                        1,168

Dividend on preferred stock                                                                 (19)                         (19)

Exercise of stock options                                                      2                                           2
-------------------------------------------------------------------------------------------------------------------------------

Balance, July 19, 1998              $1         $357        $252          $14,602        $14,278        ($116)        $29,374
===============================================================================================================================

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)
                                                                                         Four  Periods Ended
                                                                                     July 19,           July 20,
                                                                                       1998               1997
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                           $1,168             $1,640
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                     1,202                764
    Change in operating assets and liabilities that
         provided (used) cash:
              Accounts receivable                                                        64                279
              Inventories                                                               (25)               139
              Prepaid expenses                                                          104                105
              Other assets                                                              (42)              (239)
              Accounts payable and accrued expenses                                    (897)              (251)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             1,574              2,437
-------------------------------------------------------------------------------------------------------------------

Investing activities:
Expenditures for property and equipment                                              (1,376)            (1,664)
-------------------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                              (1,376)            (1,664)
-------------------------------------------------------------------------------------------------------------------

Financing Activities:
Proceeds from issuance of common stock                                                    2
Repayment of long-term debt and obligations
    under capital leases                                                               (878)              (478)
Dividend paid on preferred stock                                                        (19                (32)
Preferred stock redeemed                                                                                  (500)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                    (895)            (1,010)
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                              (697)              (237)

Cash and cash equivalents, beginning of year                                          1,169              7,043
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                             $  472             $6,806
===================================================================================================================

Supplemental Cash Flow Information:
Cash paid during the ten periods:
    Interest                                                                         $  461             $  215
    Income taxes                                                                      1,283              1,007

See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 19, 1998 AND JULY 20, 1997
(UNAUDITED)


1.  GENERAL

    The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at July 19, 1998) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the four periods (sixteen weeks) ended July 19, 1998 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's fiscal year consists of 13 four-week accounting periods.

2.  INVENTORIES

    Inventories consist of (in thousands):
                                                                  July 19,          March 29,
                                                                    1998              1998
                                                                  --------          ---------
    Food and beverage                                             $1,630            $1,574
    Supplies                                                       2,162             2,194
                                                                  ------            ------
                                                                  $3,792            $3,768
                                                                  ======            ======

3.  PREPAID EXPENSES

    Prepaid expenses consist of (in thousands):
                                                                  July 19,          March 29,
                                                                    1998              1998
                                                                  --------          ---------
    Prepaid insurance                                             $  224            $  445
    Prepaid rent                                                     135
    Other                                                            294               313
                                                                  ------            ------
                                                                  $  653            $  758
                                                                  ======            ======

4.  OTHER ASSETS

    Other assets consist of (in thousands):
                                                                  July 19,          March 29,
                                                                    1998              1998
                                                                  --------          ---------
    Lease acquisition costs                                       $  410            $  429
    Cash surrender value of officer's
        life insurance                                               306               306
    Premium on liquor licenses                                       923               923
    Long-term note receivable                                        144               158
    Deferred financing charges                                       366               386
    Security deposits                                                171               172
    Preopening expenses                                              104                84
    Other                                                            163               177
                                                                  ------            ------
                                                                  $2,587            $2,635
                                                                  ======            ======

                               -5-

BENIHANA INC. AND SUBSIDIARIES



5.   EARNINGS PER SHARE

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

                                                                       Four Periods Ended
                                                                     July 19,       July 20,
                                                                       1998           1997
                                                                     --------       --------
     Income from operations                                          $1,168         $1,640
     Less preferred dividends                                           (19)           (32)
                                                                     ------         ------
     Income for computation of basic
         earnings per common share                                    1,149          1,608
     Convertible preferred stock                                         19             32
                                                                     ------         ------
     Income for computation of diluted
         earnings per common share                                   $1,168         $1,640
                                                                     ======         ======

                                                                       Four Periods Ended
                                                                     July 19,       July 20,
                                                                       1998           1997
                                                                     --------       --------
     Weighted average number of common
         shares used in basic EPS                                      6,089          6,074
     Effect of dilutive securities:
         Stock options                                                   178             41
         Convertible preferred stock                                     150            278
                                                                     -------        -------
     Weighted number of common shares
         and dilutive potential common stock
         used in diluted EPS                                           6,417          6,393
                                                                     =======        =======

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

The Company's revenues continued to increase in the current four periods. The increase in revenues was due in part to the purchase last year of nine Samurai and Kyoto restaurant units acquired with the purchase of Rudy's Restaurant Group, Inc. (Rudy's). Net income and earnings per share, diluted, declined when compared to the previous comparable period. The decline in net income and earnings per share in the current four periods is principally attributable to higher average wage rates due to increases in minimum wage and health insurance costs.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



REVENUES

The amounts of sales and the changes in amount and percentage change in amount of sales from the previous fiscal year are shown in the following tables.

                                                    Four Periods Ended
                                                  July 19,        July 20,
                                                    1998            1997
                                                  --------        --------
Net restaurant sales                              $34,545         $27,400
Other income                                          273             189
                                                  -------         -------

Total Revenues                                    $34,818         $27,589
                                                  =======         =======

                                                    Four Periods Ended
                                                  July 19,        July 20,
                                                    1998            1997
                                                  --------        --------
Amount of change in total revenues
    from previous year                            $ 7,229         $ 1,996

Percentage of change from the
    previous year                                    26.2%            7.9%

Four Periods Ended July 19, 1998 compared to July 20, 1997 -- Restaurant revenues continued to increase in the four periods ended July 19, 1998 as compared to the equivalent periods ended July 20, 1997. The increase in revenues attributable to the nine restaurants acquired from Rudy's represented $4,662,000 of the increase and an increase in customer counts and menu prices in restaurant units opened longer than a year represented $2,414,000 of the increase. Comparable per unit sales increased 6.8% in the current four periods. Also, contributing to the increase is the opening in June 1998 of Sushi Doraku by Benihana, a kaiten sushi restaurant operating in Ft. Lauderdale, Florida.

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

                                                        Four  Periods Ended
                                                      July 19,        July 20,
                                                        1998            1997
                                                      --------        --------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of restaurant food and
     beverage sales                                      26.5%           25.7%
Restaurant expenses                                      62.7%           60.3%
General and administrative expenses                       5.2%            5.1%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of restaurant food and
     beverage sales                                    $2,126            $511
Restaurant expenses                                    $5,139            $985
General and administrative expenses                    $  401             $57

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of restaurant food and
    beverage sales                                       30.2%            7.8%
Restaurant expenses                                      31.1%            6.3%
General and administrative expenses                      29.0%             .4%

Four Periods Ended July 19, 1998 compared to July 20, 1997 -- The cost of food and beverage sales increased in dollar amount and when expressed as a percentage of sales in the current four periods compared to equivalent periods in the prior year. The nine restaurants acquired from Rudy's represented $1,254,000 of the increase, increased restaurant traffic represented $620,000 of the increase and commodity cost increases, principally higher seafood costs, represented approximately $192,000 of the increased cost of sales.

Restaurant expenses increased in dollar amount and when expressed as a percentage of sales in the current four periods. The increase is attributable to the impact of higher labor costs and employee benefit costs. Higher labor costs were due to increased minimum wage rates, particularly in California, where the Company operates 12 restaurants. The higher employee benefit costs resulted from unusual amount of claims that were submitted under the Company's self-insured health benefit plan in the current four periods.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


General and administrative costs increased in total dollar amount and when expressed as a percentage of sales. The increase is principally due to the amortization of goodwill of $158,000 associated with Rudy's in the current four periods.

Interest costs increased in the current four periods when compared to the comparable period of the prior year. The increase is attributable to additional interest expense associated with increased borrowings used for the acquisition of Rudy's.

The Company's effective income tax rate decreased in the four periods to 30.1% from 32.5% in the prior year's four periods. The decrease is due to an increased FICA tip credit in the current four periods compared to the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not require significant amounts of inventory or receivables, and, as is typical of many restaurant companies, the Company does not have to provide financing for such assets and operates with a minimum amount or deficit of working capital.

The Company requires capital principally for the construction and development of new restaurants, acquisitions of other restaurant businesses, and the refurbishment of existing restaurant units. On December 1, 1997, the Company completed the acquisition of Rudy's for approximately $20,000,000 of cash. In addition, a warrant for 200,000 shares of the Company's Class A Stock was issued at an exercise price of $8.00 per share. The acquisition was financed, in part, with the proceeds of a new credit agreement (the "Credit Agreement") consisting of a $12,000,000 term loan and a $15,000,000 revolving line of credit. Interest under the Credit Agreement accrues at the Company's option at either prime rate plus a margin up to 1.0% or at LIBOR plus a margin of 1.0% to 2.25%. The applicable interest rate margin varies with the Company's leverage ratio (defined as Ebitda divided by funded indebtedness). Principal of the term loan is payable at a rate of $1,000,000 annually through March 2000, $2,000,000 annually through March 2002, and $3,000,000 annually through March 2004. The revolving line of credit is payable in 2004. The proceeds under the Credit Agreement were also used to retire outstanding borrowings under a previous loan agreement in the approximate amount of $5,700,000. The Credit Agreement restricts the Company from making dividend payments and purchases of the Company's common equity and limits capital expenditures to $8,600,000 for fiscal 1999 and $8,000,000 annually thereafter plus amounts in excess of certain operating cash flow targets and amounts of cash provided from offerings of common equity, if any. The Company is restricted by the Credit Agreement as to the aggregate amount of its redeemable preferred stock that it can redeem to an amount not to exceed $1,000,000 in fiscal year ending 1999 only. The Credit Agreement also requires the Company to achieve certain ratios of operating cash flow to debt and other financial benchmarks.

As of July 19, 1998, the Company had available $12,250,000 under the revolving line of credit facility. Management believes that the amount available under the revolving facility together with internally generated funds from operations provide sufficient cash resources for anticipated capital improvements as well as construction of new restaurants.

The Company has signed leases for two new restaurants. One of the new restaurants will be operated under the Company's new sushi concept, Sushi Doraku by Benihana in Chicago, Illinois. The second restaurant will operate as a traditional Benihana in Ontario, California. Both restaurants are projected to open in the winter of 1998.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information


Item 5.       Other

              In accordance with the requirements of Rule 14a-4(c) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), in order for shareholder proposals submitted outside Rule 14a-8 (which includes proposals that the regulations under the Exchange Act generally do not require to be included in the Company's definitive proxy statement for its annual meeting of shareholders) to be timely within the meaning of Rule 14a-4(c) under the Exchange Act and for purposes of the Company's By-Laws, such proposals must be received by the Company no later than the close of business on May 25, 1999.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibit 27 Financial Data Schedule

              (b)   Reports on Form 8-K - None

                            SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Benihana Inc.
                                                     (Registrant)




Date    August 28, 1998                              /s/ Joel A. Schwartz
      -------------------                            ------------------------
                                                     Joel A. Schwartz
                                                     President




                                                     /s/ Michael R. Burris
                                                     ------------------------
                                                     Michael R. Burris
                                                     Chief Financial Officer