Form 10-Q
period 1998-10-11
BENIHANA INC
filed 1998-11-12
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended October 11, 1998

                                       or,

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission File No. 0-12644

                                  Benihana Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                             65-0538630
        ------------------------------            --------------------
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)


         8685 Northwest 53rd Terrace, Miami, Florida         33166
         -------------------------------------------       ----------
         (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code: (305) 593-0770

                                     None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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


Common Stock $.10 par value, 3,571,616 shares outstanding at November 10, 1998


    Class A Common Stock $.10 par value,  2,517,463 shares outstanding at
                            November 10, 1998

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
SEVEN PERIODS ENDED OCTOBER 11, 1998




TABLE OF CONTENTS
                                                                         PAGE
PART I -      Financial Information

              Consolidated Balance Sheets at October 11, 1998
                (unaudited) and March 29, 1998                            1

              Consolidated Statements of Operations
                (unaudited) for the Three and Seven Periods
                Ended October 11, 1998                                  2 - 3

              Consolidated Statement of Stockholders' Equity
                (unaudited) for the Seven Periods Ended
                October 11, 1998                                          4

              Consolidated Statements of Cash Flows
                (unaudited) for the Seven Periods Ended
                October 11, 1998                                          5

              Notes to the Consolidated Financial
                Statements                                              6 - 8

              Management's Discussion and Analysis of the
                Financial Condition and Results of
                Operations                                              9 - 11


PART II -     Other Information                                           12

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONSOLIDATED BALANCE SHEETS

 (In thousands, except  per share information)
                                                                                      (Unaudited)
                                                                                      October 11,       March 29,
                                                                                        1998              1998
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                                                              $    605          $ 1,169
    Receivables (net of allowance for doubtful accounts of $9
        in October 1998 and $0 in March 1998):
         Trade                                                                             311              202
         Other                                                                             220              183
-------------------------------------------------------------------------------------------------------------------
    Total Receivables                                                                      531              385

    Inventories (Note 2)                                                                 3,552            3,768
    Prepaid expenses (Note 3)                                                              808              758
-------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                     5,496            6,080

Property and equipment, net                                                             34,627           32,998
Deferred income taxes, net                                                               3,781            3,781
Goodwill, net                                                                           12,387           12,663
Other assets (Note 4)                                                                    2,528            2,635
-------------------------------------------------------------------------------------------------------------------

                                                                                       $58,819          $58,157
===================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                              $ 9,369          $ 9,323
    Current maturities of long-term debt and
         obligations under capital leases                                                2,218            1,939
-------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                               11,587           11,262

Long-term debt                                                                          13,645           15,233
Due to affiliates - long term                                                               89              174
Obligations under capital leases                                                         2,993            3,265

Stockholders' Equity:
    Preferred stock - $1.00 par value;
         authorized - 5,000,000 shares, issued
         and outstanding - 1,000 shares and
         1,000 shares, respectively                                                          1                1
    Common stock - $.10 par value;
         convertible into Class A Common, authorized - 12,000,000 shares, issued and outstanding - 3,571,616 shares and 3,571,116 shares,
         respectively                                                                      357              357
    Class A common stock - $.10 par value;
         authorized - 20,000,000 shares, issued
         and outstanding - 2,517,463 shares                                                252              252
    Additional paid-in capital                                                          14,602           14,600
    Retained earnings                                                                   15,409           13,129
    Treasury stock - 9,177 shares at cost                                                 (116)            (116)
-------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                              30,505           28,223
-------------------------------------------------------------------------------------------------------------------

                                                                                       $58,819          $58,157
===================================================================================================================

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

 (In thousands, except  per share information)

                                                                                       Three Periods Ended
                                                                                   October 11,      October 12,
                                                                                      1998             1997
-------------------------------------------------------------------------------------------------------------------
Revenues
Net restaurant food and beverage sales                                             $26,184          $21,044
Other income                                                                           163              148
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                      26,347           21,192

Costs and Expenses
Cost of restaurant food and beverage sales                                           6,966            5,467
Restaurant expenses                                                                 15,984           12,844
General and administrative expenses                                                  1,338            1,152
Interest expense                                                                       384              160
-------------------------------------------------------------------------------------------------------------------

Total Costs and Expenses                                                            24,672           19,623
-------------------------------------------------------------------------------------------------------------------


Income from operations before income taxes                                           1,675            1,569
Income tax provision                                                                   530              429
-------------------------------------------------------------------------------------------------------------------


Net Income                                                                         $ 1,145          $ 1,140
===================================================================================================================


Earnings Per Share (Note 5)
Basic earnings per common share                                                    $   .19          $   .18
Diluted earnings per common share                                                  $   .18          $   .18
===================================================================================================================

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

 (In thousands, except  per share information)

                                                                                       Seven Periods Ended
                                                                                   October 11,       October 12,
                                                                                      1998              1997
-------------------------------------------------------------------------------------------------------------------
Revenues
Net restaurant food and beverage sales                                             $60,729           $48,444
Other income                                                                           436               337
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                      61,165            48,781

Costs and Expenses
Cost of restaurant food and beverage sales                                          16,122            12,497
Restaurant expenses                                                                 37,651            29,372
General and administrative expenses                                                  3,122             2,535
Interest expense                                                                       925               377
-------------------------------------------------------------------------------------------------------------------

Total Costs and Expenses                                                            57,820            44,781
-------------------------------------------------------------------------------------------------------------------


Income from operations before income taxes                                           3,345             4,000
Income tax provision                                                                 1,032             1,220
-------------------------------------------------------------------------------------------------------------------


Net Income                                                                         $ 2,313           $ 2,780
===================================================================================================================


Earnings Per Share (Note 5)
Basic earnings per common share                                                    $   .37           $   .45
Diluted earnings per common share                                                  $   .36           $   .44
===================================================================================================================

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except per share information)


                                                            Class A      Additional                                    Total
                                 Preferred     Common       Common        Paid-in        Retained      Treasury     Stockholders'
                                   Stock       Stock         Stock        Capital        Earnings        Stock         Equity
---------------------------------------------------------------------------------------------------------------------------------

Balance, March 29, 1998            $1          $357          $252         $14,600        $13,129        ($116)         $28,223

Net income                                                                                 2,313                         2,313

Dividend on preferred stock                                                                  (33)                          (33)

Exercise of stock options                                                       2                                            2
---------------------------------------------------------------------------------------------------------------------------------

Balance, October 11, 1998          $1          $357          $252         $14,602        $15,409        ($116)         $30,505
=================================================================================================================================


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

 (In thousands)
                                                                                      Seven Periods Ended
                                                                                   October 11,     October 12,
                                                                                      1998            1997
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                         $2,313          $2,780
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                   2,117           1,403
    Deferred income taxes                                                                             132
    Change in operating assets and liabilities that provided (used) cash:
              Accounts receivable                                                    (146)            204
              Inventories                                                             215             193
              Prepaid expenses                                                        (50)           (154)
              Other assets                                                            (47)           (405)
              Accounts payable and accrued expenses                                    46            (453)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                           4,448           3,700
-------------------------------------------------------------------------------------------------------------------


Investing activities:
Expenditures for property and equipment                                            (3,316)         (2,160)
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                            (3,316)         (2,160)
-------------------------------------------------------------------------------------------------------------------


Financing Activities:
Proceeds from issuance of common stock                                                  2               6
Repayment of long-term debt and obligations
    under capital leases                                                           (1,665)           (824)
Dividend paid on preferred stock                                                      (33)            (52)
Preferred stock redeemed                                                                             (500)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                                (1,696)         (1,370)
-------------------------------------------------------------------------------------------------------------------

Net (decrease)increase in cash and cash equivalents                                  (564)            170

Cash and cash equivalents, beginning of year                                        1,169           7,043
-------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents, end of period                                           $  605          $7,213
===================================================================================================================


Supplemental Cash Flow Information:
Cash paid during the seven periods:
    Interest                                                                       $  787          $  375
    Income taxes                                                                    2,167           1,614


See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEVEN PERIODS ENDED OCTOBER 11, 1998 AND OCTOBER 12, 1997
(UNAUDITED)


1.  GENERAL

    The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at October 11, 1998) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the seven periods (twenty-eight weeks) ended October 11, 1998 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's fiscal year consists of 13 four-week accounting periods.

2.  INVENTORIES
    Inventories consist of (in thousands):
                                                              October 11,         March 29,
                                                                 1998               1998
                                                              -----------         ---------
    Food and beverage                                         $1,402              $1,574
    Supplies                                                   2,150               2,194
                                                              ------              ------

                                                              $3,552              $3,768
                                                              ======              ======

3.  PREPAID EXPENSES
    Prepaid expenses consist of (in thousands):
                                                              October 11,         March 29,
                                                                 1998               1998
                                                              -----------         ---------
    Prepaid insurance                                         $  141              $  445
    Prepaid rent                                                 247                  10
    Other                                                        420                 303
                                                              ------              ------

                                                              $  808              $  758
                                                              ======              ======

4.  OTHER ASSETS
    Other assets consist of (in thousands):
                                                              October 11,         March 29,
                                                                 1998               1998
                                                              -----------         ---------
    Lease acquisition costs                                   $   396             $  429
    Cash surrender value of key man
        life insurance                                            306                306
    Premium on liquor licenses                                    923                923
    Long-term note receivable                                     134                158
    Deferred financing charges                                    352                386
    Security deposits                                             176                172
    Preopening expenses                                            88                 84
    Other                                                         153                177
                                                              -------             ------

                                                              $2,528              $2,635
                                                              ======              ======

                                 -6-

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

                                                                         Seven Periods Ended
                                                                     October 11,      October 12,
                                                                        1998             1997
                                                                     -----------      -----------
     Income from operations                                          $2,313           $2,780
     Less preferred dividends                                           (33)             (52)
                                                                     ------           ------
     Income for computation of basic
         earnings per common share                                    2,280            2,728
     Convertible preferred stock                                         33               52
                                                                     ------           ------

     Income for computation of diluted
         earnings per common share                                   $2,313           $2,780
                                                                     ======           ======

                                                                         Seven Periods Ended
                                                                     October 11,      October 12,
                                                                        1998             1997
                                                                     -----------      -----------
     Weighted average number of common
         shares used in basic EPS                                     6,089            6,074
     Effect of dilutive securities:
         Stock options                                                  166               50
         Convertible preferred stock                                    150              255
                                                                     ------           ------
     Weighted number of common shares
         and dilutive potential common stock
         used in diluted EPS                                          6,405            6,379
                                                                     ======           ======


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

The Company's revenues continued to increase in the current three periods. Net income and diluted earnings per share remained constant when compared to the previous comparable period. For the current seven periods, revenues increased while net income and diluted earnings per share decreased when compared to the previous comparable period. The increase in revenues was due in part to the purchase last year of nine Samurai and Kyoto restaurant units acquired with the purchase of Rudy's Restaurant Group, Inc. (Rudy's).

Net income and diluted earnings per share have been impacted by the operating results of the nine restaurants acquired from Rudy's and the amortization of goodwill and interest on acquisition indebtedness. The Company has made physical improvements and instituted marketing programs to conform those nine units acquired from Rudy's to traditional Benihana appearance and quality of service standards.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



REVENUES

The amounts of sales and the changes in amount and percentage change in amount of sales from the previous fiscal year are shown in the following tables.

                                                Three Periods Ended                 Seven Periods Ended
                                            October 11,       October 12,       October 11,      October 12,
                                               1998              1997              1998             1997
                                            -----------       -----------       -----------      -----------
Net restaurant sales                        $26,184           $21,044           $60,729          $48,444
Other income                                    163               148               436              337
                                            -------           -------           -------          -------

                                            $26,347           $21,192           $61,165          $48,781
                                            =======           =======           =======          =======


                                                Three Periods Ended                 Seven Periods Ended
                                            October 11,       October 12,       October 11,      October 12,
                                               1998              1997              1998             1997
                                            -----------       -----------       -----------      -----------
Amount of change in total
     revenues from previous year            $   5,155         $  2,016          $12,384          $  4,000

Percentage of change from the
     previous year                               24.3%            10.5%            25.4%              8.9%

Three and Seven Periods Ended October 11, 1998 compared to October 12, 1997 -- Restaurant revenues continued to increase in the three and seven periods ended October 11, 1998 as compared to the equivalent periods ended October 12, 1997. The increase in revenues attributable to the nine restaurants through the acquisition of Rudy's represented $3,560,000 of the increase for the three periods and $8,222,000 for the seven periods and an increase in customer counts and menu prices in restaurant units opened longer than a year represented $1,359,000 of the increase for the three periods and $3,773,000 for the seven periods.
 Also, contributing to the increase is the opening in June 1998 of Sushi Doraku by Benihana, a kaiten sushi restaurant operating in Ft. Lauderdale, Florida. Same store sales increased 6.4% and 6.6% when compared to the prior year's three and seven periods, respectively.

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

BENIHANA INC. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                                   Three Periods Ended                Seven Periods Ended
                                               October 11,      October 12,       October 11,      October 12,
                                                  1998             1997              1998             1997
                                               -----------      -----------       -----------      -----------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of restaurant food and
     beverage sales                            26.6%            26.0%             26.5%            25.8%
Restaurant expenses                            61.0%            61.0%             62.0%            60.6%
General and administrative
     expenses                                   5.1%             5.5%              5.1%             5.2%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of restaurant food and
     beverage sales                            1,499            $  634           3,625            $1,145
Restaurant expenses                            3,140            $1,005           8,279            $1,989
General and administrative expenses              186            $  100             587            $  157

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of restaurant food and
     beverage sales                            27.4%             13.1%            29.0%            10.1%
Restaurant expenses                            24.4%              8.5%            28.2%             7.3%
General and administrative expenses            16.1%              9.5%            23.2%             6.6%

Three and Seven Periods Ended October 11, 1998 compared to October 12, 1997 -- The cost of food and beverage sales increased in dollar amount and when expressed as a percentage of sales in the current three and seven periods compared to equivalent periods in the prior year. The nine restaurants acquired from Rudy's represented $941,000 of the increase for the three periods and $2,195,000 of the increase for the seven periods. Increased restaurant traffic represented $1,369,000 of the increase for the three periods and $3,345,000 of the increase for the seven periods. Commodity cost increases, principally higher seafood costs, represented the balance of the increased cost of sales.

Restaurant expenses increased in dollar amount and when expressed as a percentage of sales in the current three and seven periods. The increase in dollar amount is mostly attributable to the nine restaurants acquired from Rudy's. Restaurant expenses when expressed as a percentage of sales remained constant for the current three periods and increased for the current seven periods. The increase is largely attributable to the impact of increased employee benefit costs from unusal number of claims that were submitted under the Company's self-insured health benefit plan in the quarter ended July 19, 1998.

General and administrative costs increased in total dollar amount and decreased when expressed as a percentage of sales for both the current three and seven periods. The increase is principally due to the amortization of goodwill of $276,000 associated with the acquisition of Rudy's in the current three and seven periods. The decrease when expressed as a percentage of sales is due to the aforementioned increased in sales.

Interest costs increased in the current three and seven periods when compared to the comparable period of the prior year. The increase is attributable to additional interest expense associated with increased borrowings used for the acquisition of Rudy's.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


The Company's effective income tax rate increased slightly in the seven periods to 30.9% from 30.5 % in the prior year's seven periods.

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

As of October 11, 1998, the Company had available $12,500,000 under the revolving line of credit facility. Management believes that the amount available under the revolving facility together with internally generated funds from operations provide sufficient cash resources for anticipated capital improvements as well as construction of new restaurants.

The Company has signed leases for two new restaurants. One of the new restaurants will be operated under the Company's new sushi concept, Sushi Doraku by Benihana in Chicago, Illinois. The second restaurant will operate as a traditional Benihana in Ontario, California. Both restaurants are projected to open later this fiscal year. Management anticipates that while these expansion activities will not be making an immediate contribution to earnings, such investments are necessary to create long-term value.

YEAR 2000

The well publicized "Year 2000" issue relates to computer programs that were written using only two digits rather than four digits to define the applicable year in date sensitive programs in calculating and processing computerized data. The Company has completed an assessment of the Year 2000 issue and will have to upgrade portions of its hardware and software so that its systems will function correctly. Management believes that the costs and the operational impact associated with the Year 2000 compliance will not be material to the Company's financial condition.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS




Forward Looking Information

Statements in this report concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statments that are not historical facts, are "forward-looking statements" as that term is defined under Federal Securities Laws. "Foward-looking statements" are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in customers' tastes and preferences, acceptance of the Company's concepts in new locations, industry cyclicality, fluctuations in customer demand, the seasonal nature of the business, fluctuations on commodities costs, the ability to complete construction of new units in a timely manner, obtaining governmental permits on a resonably timely basis, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information


Item 4.       Results of Vote of Security Holders.

              (a) The registrant held its annual meeting of stockholders on
                  August 27, 1998.

              (b) The following directors were elected at the meeting:

                        Joel A. Schwartz and Darwin C. Dornbush

                  Other directors whose term of office continue after the meeting are set forth below:

                        Robert S. Greenberg, Taka Yoshimoto
                        John E. Abdo and Norman Becker

              (c) At the  annual  meeting,  holders of the  registrant's  Common
                  Stock voted to elect two Class III director for a term of three years. In addition, holders of the registrant's Common Stock and Class A Common Stock, voting together as a single class, voted for the approval of the adoption of the 1997 Employees Class A Common Stock Option Plan; voted for the approval of amendments to the Corporation's Directors' Stock Option Plan; and voted for the ratification of Deloitte & Touche LLP to serve as the registrant's independent certified public accountants for the fiscal year ending March 28, 1999.

                  At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

                                                                                    WITHHOLD
                  MATTER                   FOR            AGAINST      ABSTAIN      AUTHORITY       NON-VOTES
                  ------                   ---            -------      -------      ---------       ---------
                  Election of Directors:

                  Class II
                  Joel A. Schwartz         3,457,693                                38,957
                  Darwin C. Dornbush       3,457,793                                38,857

                  Adoption of the 1997
                  Employees Class A
                  Common Stock
                  Option Plan              3,439,956      79,988       2,283                        194,644

                  Approval of amendments
                  to the Corporation's
                  Directors' Stock
                  Option Plan              3,492,660      26,336       3,301                        194,478

                  Ratification of
                  Independent Public
                  Accountants              3,708,038        5,191      2,902

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

                                               Benihana Inc.
                                               --------------------
                                               (Registrant)




Date    November 10, 1998                      /s/ Joel A. Schwartz
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