Form 10-Q
period 1999-01-03
BENIHANA INC
filed 1999-01-28
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the Quarter Ended January 3, 1999

                                    or,

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                         Commission File No. 0-12644

                                Benihana Inc.
            (Exact name of registrant as specified in its charter)


              Delaware                                    65-0538630
     -------------------------------                  --------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)


               8685 Northwest 53rd Terrace, Miami, Florida 33166
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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


 Common Stock $.10 par value, 3,571,616 shares outstanding at January 28, 1999


       Class A Common Stock $.10 par value, 2,562,576 shares outstanding at January 28, 1999

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
TEN PERIODS ENDED JANUARY 3, 1999




TABLE OF CONTENTS
                                                                        PAGE
PART I -      Financial Information

              Consolidated Balance Sheets at January 3, 1999
                (unaudited) and March 29, 1998                           1

              Consolidated Statements of Operations
                (unaudited) for the Three and Ten Periods
                Ended January 3, 1999                                  2 - 3

              Consolidated Statement of Stockholders' Equity
                (unaudited) for the Ten Periods Ended
                January 3, 1999                                          4

              Consolidated Statements of Cash Flows
                (unaudited) for the Ten Periods Ended
                January 3, 1999                                          5

              Notes to the Consolidated Financial
                Statements                                             6 - 8

              Management's Discussion and Analysis of the
                Financial Condition and Results of
                Operations                                             9 - 11


PART II -     Other Information                                          12

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONSOLIDATED BALANCE SHEETS

 (In thousands, except  per share information)
                                                                                     (Unaudited)
                                                                                      January 3,        March 29,
                                                                                         1999             1998
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                                                                 $ 1,918          $ 1,169
    Receivables (net of allowance for doubtful accounts of $33 in January 1999 and $0 in March 1998):
         Trade                                                                               243              202
         Other                                                                               366              183
-------------------------------------------------------------------------------------------------------------------
    Total Receivables                                                                        609              385

    Inventories (Note 2)                                                                   3,165            3,768
    Prepaid expenses (Note 3)                                                              1,337              758
-------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                       7,029            6,080

Property and equipment, net                                                               36,171           32,998
Deferred income taxes, net                                                                 3,451            3,781
Goodwill, net                                                                             12,269           12,663
Other assets (Note 4)                                                                      2,334            2,635
-------------------------------------------------------------------------------------------------------------------
                                                                                         $61,254          $58,157
-------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                                $10,600         $  9,323
    Current maturities of long-term debt and
         obligations under capital leases                                                  2,231            1,939
-------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                 12,831           11,262

Long-term debt                                                                            13,247           15,233
Due to affiliates - long term                                                                 51              174
Obligations under capital leases                                                           2,877            3,265

Stockholders' Equity:
    Preferred stock - $1.00 par value;
         authorized - 5,000,000 shares, issued
         and outstanding - 700 shares and
         1,000 shares, respectively                                                            1                1
    Common stock - $.10 par value;
         convertible into Class A Common, authorized - 12,000,000 shares, issued and outstanding - 3,571,616 shares and 3,571,116 shares,
         respectively                                                                        357              357
    Class A common stock - $.10 par value;
         authorized - 20,000,000 shares, issued and outstanding
         2,562,576 shares and 2,517,463 shares, respectively                                 256              252
    Additional paid-in capital                                                            14,598           14,600
    Retained earnings                                                                     17,152           13,129
    Treasury stock - 9,177 shares at cost                                                   (116)            (116)
-------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                32,248           28,223
-------------------------------------------------------------------------------------------------------------------
                                                                                         $61,254          $58,157
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

 (In thousands, except  per share information)

                                                                                       Three Periods Ended
                                                                                   January 3,         January 4,
                                                                                      1999               1998
-------------------------------------------------------------------------------------------------------------------
Revenues
Net restaurant food and beverage sales                                             $27,723            $23,939
Other income                                                                           176                157
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                      27,899             24,096

Costs and Expenses
Cost of restaurant food and beverage sales                                           7,211              6,353
Restaurant expenses                                                                 16,122             13,746
General and administrative expenses                                                  1,413              1,384
Interest expense                                                                       370                271
-------------------------------------------------------------------------------------------------------------------

Total Costs and Expenses                                                            25,116             21,754
-------------------------------------------------------------------------------------------------------------------


Income from operations before income taxes                                           2,783              2,342
Income tax provision                                                                 1,030                780
-------------------------------------------------------------------------------------------------------------------


Net Income                                                                         $ 1,753            $ 1,562
-------------------------------------------------------------------------------------------------------------------


Earnings Per Share (Note 5)
Basic earnings per common share                                                    $   .29            $   .25
Diluted earnings per common share                                                  $   .28            $   .24
-------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

 (In thousands, except  per share information)

                                                                                        Ten Periods Ended
                                                                                   January 3,         January 4,
                                                                                      1999               1998
-------------------------------------------------------------------------------------------------------------------
Revenues
Net restaurant food and beverage sales                                             $88,452            $72,383
Other income                                                                           612                494
-------------------------------------------------------------------------------------------------------------------

Total Revenues                                                                      89,064             72,877

Costs and Expenses
Cost of restaurant food and beverage sales                                          23,333             18,850
Restaurant expenses                                                                 53,773             43,118
General and administrative expenses                                                  4,535              3,919
Interest expense                                                                     1,295                648
-------------------------------------------------------------------------------------------------------------------

Total Costs and Expenses                                                            82,936             66,535
-------------------------------------------------------------------------------------------------------------------


Income from operations before income taxes                                           6,128              6,342
Income tax provision                                                                 2,062              2,000
-------------------------------------------------------------------------------------------------------------------


Net Income                                                                         $ 4,066            $ 4,342
-------------------------------------------------------------------------------------------------------------------


Earnings Per Share (Note 5)
Basic earnings per common share                                                    $   .66            $   .70
Diluted earnings per common share                                                  $   .64            $   .68
-------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except per share information)


                                                            Class A       Additional                                    Total
                                 Preferred     Common       Common         Paid-in         Retained     Treasury     Stockholders'
                                   Stock        Stock        Stock         Capital         Earnings       Stock         Equity
----------------------------------------------------------------------------------------------------------------------------------

Balance, March 29, 1998               $1         $357         $252         $14,600         $13,129        ($116)         $28,223

Net income                                                                                   4,066                         4,066

Dividend on preferred stock                                                                    (43)                          (43)

300 shares of preferred stock
    converted into 45,113
    shares of Class A
    Common Stock                                                 4              (4)

Exercise of stock options                                                        2                                             2
----------------------------------------------------------------------------------------------------------------------------------

Balance, January 3, 1999              $1         $357         $256         $14,598         $17,152         ($116)        $32,248
==================================================================================================================================


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

 (In thousands)
                                                                                         Ten Periods Ended
                                                                                     January 3,     January 4,
                                                                                        1999           1998
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                           $4,066         $4,342
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                     3,042          2,144
    Deferred income taxes                                                               330            132
    Change in operating assets and liabilities that provided (used) cash:
              Accounts receivable                                                      (224)           277
              Inventories                                                               603            148
              Prepaid expenses                                                         (580)           (54)
              Other assets                                                               38           (369)
              Accounts payable and accrued expenses                                   1,277         (2,720)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                             8,552          9,340
-------------------------------------------------------------------------------------------------------------------
Investing activities:
Acquisition of Rudy's Restaurant Group, Inc.,
    net of cash acquired                                                                           (18,777)
Expenditures for property and equipment                                              (5,556)        (3,523)
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                              (5,556)       (22,300)
-------------------------------------------------------------------------------------------------------------------
Financing Activities:
Borrowings of long-term debt                                                                        18,000
Proceeds from issuance of common stock                                                    2             59
Repayment of long-term debt and obligations
    under capital leases                                                             (2,206)        (7,653)
Dividend paid on preferred stock                                                        (43)           (74)
Preferred stock redeemed                                                                              (500)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                                  (2,247)         9,832
-------------------------------------------------------------------------------------------------------------------
Net (decrease)increase in cash and cash equivalents                                     749         (3,128)
Cash and cash equivalents, beginning of year                                          1,169          7,043
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                             $1,918         $3,915
===================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the ten periods:
    Interest                                                                         $1,095         $  505
    Income taxes                                                                      1,763          2,245

Non-Cash Investing and Financing Activities:
Fair market value of warrant issued                                                                 $  563
Non-competition agreement                                                                              684

During the current fiscal year, 300 shares of Preferred Stock were converted into 45,113 shares of Class A Common Stock

See notes to consolidated financial statements.

                                          -5-

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN PERIODS ENDED JANUARY 3, 1999 AND JANUARY 4, 1998
(UNAUDITED)




1.  GENERAL

    The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at January 3, 1999) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the ten periods (forty weeks) ended January 3, 1999 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
    The Company's fiscal year consists of 13 four-week accounting periods.

    During the quarter, the Company changed its method of accounting on certain direct costs associated with opening new restaurants to conform with Financial Accounting Standards Board's Statement of Position 98-5, "Reporting of the Costs of Start-Up Activities," that require such costs to be expensed as incurred. The effect of the change was not material to the Company's results of operations.

2.  INVENTORIES

    Inventories consist of (in thousands):
                                                      January 3,     March 29,
                                                         1999          1998
                                                      ----------     ---------
    Food and beverage                                 $1,239         $1,574
    Supplies                                           1,926          2,194
                                                      ------         ------

                                                      $3,165         $3,768
                                                      ======         ======

3.  PREPAID EXPENSES

    Prepaid expenses consist of (in thousands):
                                                      January 3,     March 29,
                                                         1999          1998
                                                      ----------     --------
    Prepaid insurance                                 $   438        $   445
    Prepaid rent                                          366             10
    Prepaid income taxes                                  437
    Other                                                  96            303
                                                      -------        -------

                                                      $1,337         $   758
                                                      ======         =======

BENIHANA INC. AND SUBSIDIARIES


4.  OTHER ASSETS

     Other assets consist of (in thousands):
                                                      January 3,     March 29,
                                                         1999          1998
                                                      ---------      --------
     Lease acquisition costs                          $  382          $  429
     Cash surrender value of key man
         life insurance                                  306             306
     Premium on liquor licenses                          923             923
     Long-term note receivable                           127             158
     Deferred financing charges                          337             386
     Security deposits                                   175             172
     Preopening expenses                                                  84
     Other                                                84             177
                                                      ------          ------

                                                      $2,334          $2,635
                                                      ======          ======

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

                                                            Ten Periods Ended
                                                        January 3,      January 4,
                                                           1999            1998
                                                        ----------      ---------
     Income from operations                             $4,066           $4,342
     Less preferred dividends                              (43)             (74)
                                                        ------           ------
     Income for computation of basic
         earnings per common share                      4,023            4,268
     Convertible preferred stock                           43               74
                                                        ------           ------

     Income for computation of diluted
         earnings per common share                      $4,066           $4,342
                                                        ======           ======

                                                            Ten Periods Ended
                                                        January 3,       January 4,
                                                           1999             1998
                                                        ----------       ---------
     Weighted average number of common
         shares used in basic EPS                        6,094            6,077
     Effect of dilutive securities:
         Stock options                                     151               69
         Convertible preferred stock                       143              246
                                                        ------           ------
     Weighted number of common shares
         and dilutive potential common stock
         used in diluted EPS                             6,388            6,392
                                                        ======            =====

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

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation and restaurant patronage. Revenues are also dependent on the average check amount. Expenses are additionally dependent upon commodity costs, average wage rates, marketing costs and the costs of interest and administering restaurant operations.

The Company's revenues, net income and diluted earnings per share increased in the current three periods when compared to the equivalent three periods in the prior year. The improved three period results reflect sales growth in traditional restaurants and an increasing contribution from the Samurai and Kyoto restaurants acquired December 1, 1997 with the purchase of Rudy's Restaurant Group, Inc. (Rudy's).

For the current ten periods, revenues increased while net income and diluted earnings per share decreased when compared to the previous comparable period. The increase in revenues was due in part to the purchase last year of nine Samurai and Kyoto restaurant units acquired with the purchase of Rudy's. Net income and diluted earnings per share for the ten periods have been impacted by the operating results of the nine restaurants acquired from Rudy's and the amortization of goodwill and interest on acquisition indebtedness. The Company has made physical improvements and instituted marketing programs to conform those nine units acquired from Rudy's to traditional Benihana appearance and quality of service standards. The results of these changes had a negative impact on earnings in the earlier part of the current year but have produced improved results in the recent three periods.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



REVENUES

The amounts of sales and the changes in amount and percentage change in amount of sales from the previous fiscal year are shown in the following tables.

                                               Three Periods Ended                  Ten Periods Ended
                                            January 3,        January 4,        January 3,       January 4,
                                               1999              1998              1999             1998
                                            ----------        ----------        ----------       ---------
Net restaurant sales                        $27,723           $23,939           $88,452          $72,383
Other income                                    176               157               612              494
                                            -------           -------           -------          -------

                                            $27,899           $24,096           $89,064          $72,877
                                            =======           =======           =======          =======



                                               Three Periods Ended                 Ten Periods Ended
                                            January 3,        January 4,        January 3,      January 4,
                                               1999              1998              1999            1998
                                            ----------        ----------        ----------      ---------
Amount of change in total
     revenues from previous year            $   3,803         $ 4,270           $16,187         $ 8,270

Percentage of change from the
     previous year                              15.8%           21.5%             22.2%           12.8%

Three and Ten Periods Ended January 3, 1999 compared to January 4, 1998 -- Restaurant revenues continued to increase in the three and ten periods ended January 3, 1999 as compared to the equivalent periods ended January 4, 1998. The increase in revenues attributable to the nine restaurants through the acquisition of Rudy's represented $1,483,000 of the increase for the three periods and $9,705,000 for the ten periods and an increase in customer counts and menu prices in restaurant units opened longer than a year represented $2,018,000 of the increase for the three periods and $5,202,000 for the ten periods. Also, contributing to the increase is the opening in June 1998 of Sushi Doraku by Benihana, a kaiten sushi restaurant operating in Ft. Lauderdale, Florida and a traditional restaurant opened in December 1998 operating in Ontario, California. Same store sales increased 9.4% and 7.5% when compared to the prior year's three and ten periods, respectively.

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

BENIHANA INC. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                                   Three Periods Ended                Ten Periods Ended
                                               January 3,       January 4,        January 3,       January 4,
                                                  1999             1998              1999             1998
                                               ----------       ----------        ----------       ----------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of restaurant food and
     beverage sales                            26.0%            26.5%             26.4%            26.0%
Restaurant expenses                            58.2%            57.4%             60.8%            59.6%
General and administrative
     expenses                                   5.1%             5.8%              5.1%             5.4%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of restaurant food and
     beverage sales                            $  858          $1,275             $ 4,482          $2,420
Restaurant expenses                            $2,376          $2,053             $10,655          $4,042
General and administrative expenses            $   29          $  600             $   617          $  757

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of restaurant food and
     beverage sales                            13.5%           25.1%              23.8%            14.7%
Restaurant expenses                            17.3%           17.6%              24.7%            10.3%
General and administrative expenses              .2%           76.5%              15.7%            23.9%

Three and Ten Periods Ended January 3, 1999 compared to January 4, 1998 -- The cost of food and beverage sales increased in dollar amount in the current three and ten periods and decreased in the current three periods and increased in the current ten periods when expressed as a percentage of sales compared to equivalent periods in the prior year. The nine restaurants acquired from Rudy's represented $388,000 of the increase for the three periods and $2,583,000 of the increase for the ten periods. Increased restaurant traffic including Rudy's represented $873,000 of the increase for the three periods and $4,236,000 of the increase for the ten periods. Commodity costs increases, principally seafood costs, which had increased in the earlier part of the current year decreased during the current three periods when compared to the previous comparable period.

Restaurant expenses increased in dollar amount and when expressed as a percentage of sales in the current three and ten periods. The increase in dollar amount is mostly attributable to the nine restaurants acquired from Rudy's. Also contributing to the increase were increased occupancy costs and other operating costs directly related to the increase in sales.

General and administrative costs increased in total dollar amount and decreased when expressed as a percentage of sales for both the current three and ten periods. The increase is principally due to the amortization of goodwill of $118,000 and $395,000 in the current three and ten periods, respectively, associated with the acquisition of Rudy's. The decrease when expressed as a percentage of sales is due to the aforementioned increased in sales.

Interest costs increased in the current three and ten periods when compared to the comparable period of the prior year. The increase is attributable to additional interest expense associated with increased borrowings used for the acquisition of Rudy's.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



The Company's effective income tax rate increased in the ten periods to 33.6% from 31.6 % in the prior year's ten periods. The increase resulted from the use of state net operating loss carryforwards exhausted in the prior year.

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

As of January 3, 1999, the Company had available $12,500,000 under the revolving line of credit facility. Management believes that the amount available under the revolving facility together with internally generated funds from operations provide sufficient cash resources for anticipated capital improvements as well as construction of new restaurants.

The Company has entered into a lease for a new restaurant to be operated under the Company's new sushi concept, Sushi Doraku by Benihana in Chicago, Illinois. Due to delays in obtaining a building permit, this new restaurant is now projected to open during the summer of 1999.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS




YEAR 2000

The well publicized "Year 2000" issue relates to computer programs that were written using only two digits rather than four digits to define the applicable year in date sensitive programs in calculating and processing computerized data. The Company has completed an assessment of the Year 2000 issue and will have to upgrade portions of its hardware and software so that its systems will function correctly. The Company has also made inquiries of its material suppliers as to year 2000 compliance and does not believe it will be materially impacted. Management believes that the costs and the operational impact associated with the Year 2000 compliance will not be material to the Company's financial condition.

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


Item 5.       None

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




Date    January 28, 1999                              /s/ Joel A. Schwartz
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