Form 10-K
period 1999-03-28
BENIHANA INC
filed 1999-07-02
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 28, 1999

                                       or,

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-12644

                                   Benihana Inc.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                               65-0538630
       -------------------------------               ------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)


     8685 Northwest 53rd Terrace, Miami, Florida           33166
     -------------------------------------------           -----
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

                               Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 4, 1999, 3,571,616 shares of Common Stock and 2,566,676 shares of Class A Common Stock were outstanding, and the aggregate market value of the common equity of Benihana Inc. held by non-affiliates was approximately $44,754,076.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended March 28, 1999 are incorporated by reference in Parts I and II.

Portions of the Registrant's Proxy Statement for the Annual Meeting to be held August 5, 1999 are incorporated by reference in Part III.

Item 1.  General

Benihana Inc. ("the Company") the leading operator of Japanese teppanyaki-style restaurants in the United States, currently owns and operates 51 restaurants and franchises twelve others. The Company also opened its first new sushi restaurant concept, "Sushi Doraku by Benihana"; one unit opened in fiscal 1999. The Company has achieved 27 consecutive quarters of comparable quarter sales growth and customer count increases. Management attributes this success to (i) a well-established brand identity supported by consistent marketing and promotional activities since the opening of the first Benihana restaurant in 1964, (ii) growing consumer demand for a dining experience that features a theme or entertainment component, (iii) the Company's continued emphasis on quality and customer satisfaction, and (iv) Benihana's experienced management team.

The Company owns the exclusive rights to develop, operate or license Benihana and Benihana Grill restaurants in the United States (subject to certain rights granted to Benihana of Tokyo, Inc. ("BOT") with respect to the State of Hawaii), Central and South America and the Caribbean Islands.

A description of the Company-owned and licensed restaurants is set forth below under "Properties".

Sales by the Company's owned restaurants were approximately $118,351,000 for the fiscal year ended March 28, 1999, as compared to approximately $99,062,000 for the prior fiscal year.

Benihana Concept

The Company offers casual upscale dining in a distinctive Japanese atmosphere enhanced by the unique entertainment provided by the Company's highly-skilled Benihana chefs who prepare fresh steak, chicken and seafood in traditional Japanese style at the customer's table. Most of the Company's Benihana restaurants are open for both lunch and dinner. The restaurants have a limited menu offering a full course meal consisting of an appetizer, soup, salad, tea, rice, a vegetable and an entree of steak, seafood, chicken or any combination of them. Specific menu items may be different in the various restaurants depending upon the local geographic market. The servings are all portion controlled to provide consistency in quantities served to each customer. Alcoholic beverages, including specialty mixed drinks, wines, beers and soft drinks, are available. The average check size per person was $22.39 in the fiscal 1999. During fiscal 1999, beverage sales in both the lounges and dining rooms accounted for approximately 17% of total restaurant sales. The Company offers sushi at the teppanyaki grill in all its restaurants and at separate sushi bars within most restaurants.

An entire teppanyaki table generally seats eight customers. The chef is assisted in the service of the meal by the waitress or waiter who takes beverage and food orders. An entire dinner time meal takes approximately one hour and thirty minutes.

Of the 51 owned Benihana restaurants, 33 are located in free-standing, special use restaurant buildings, seven in shopping centers, and 11 in office or hotel building complexes. The free-standing restaurants were built to the Company's specifications as to size, style and interior and exterior decor. The other locations were adapted to the Benihana interior decor. The free-standing, traditional Benihana restaurant units, which are generally one story buildings, average approximately 8,000 square feet and are constructed on a lot of approximately 1.25 to 1.50 acres. The shopping center, office building and hotel-based Benihana restaurants are of similar size, but differ somewhat in appearance from location to location in order to conform to the existing buildings. A typical Benihana restaurant has 18 teppanyaki tables. The Benihana restaurants seat from 86 to 178 customers in the dining rooms and 8 to 120 customers in the bar lounge areas. See "Properties."

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

Specific strict guidelines as documented in restaurant operations manuals are followed to assure consistently high quality in customer service and food quality from location to location. Operating specifications are used for quality of ingredients, preparation of food, maintenance of premises and employee conduct and are incorporated in manuals used by the managers, assistant managers and head chefs. Food products and portion sizes are regularly and systematically tested for quality and compliance with the Company's standards. Certain seafood items are purchased in bulk for most of the restaurants under which a certain quantity is purchased at a specific price. Most of the other food products are purchased in local markets. Substantially all of the restaurant operating supplies are purchased centrally and distributed to the restaurants from the Company's warehouse or one of the two bonded warehouses.

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

Marketing

The Company utilizes television, radio, billboard and print media to promote its restaurants, strengthen its brand identity and maintain high name recognition. The advertising programs are tailored to each local market and to print media focused on the business traveler. The advertising program is designed to emphasize the inherently fresh aspects of a Benihana meal and the entertainment value of the food preparation at the table. In fiscal year 1999, the Company expended $5.7 million on advertising and other marketing, approximately 4.8% of net sales. The entertainment value of the Benihana method of food preparation and service is emphasized to distinguish Benihana from other restaurant concepts.

Franchising

The Company has, from time to time, franchised experienced restaurant operators (such as Hilton Hotels) in markets in which it considers expansion to be of benefit to the Benihana system. The Company has begun to more aggressively pursue franchising opportunities, particularly in foreign countries (Central and South America and the Caribbean Islands) where the Company owns the rights to the Benihana trademarks and system.

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

The current standard franchise agreement provides for payment to the Company of a non-refundable franchise fee of $30,000 to $50,000 per restaurant and royalties of 3% to 6% of sales. In fiscal year 1999 revenues from franchising were $798,000.

The Company presently franchises Benihana restaurants in Anchorage, Alaska; Austin, Texas; Las Vegas, Nevada; Reno, Nevada; Beverly Hills, California; Seattle, Washington; Key West, Florida; Harrisburg, Pennsylvania; Bogota, Colombia; Little Rock, Arkansas; Lima, Peru and Aruba. The Company has signed a development agreement for Venezuela, but no restaurants have opened under the development agreement. To comply with the terms of these franchises entered into by the Company in the United States, the Company is prohibited from opening additional restaurants within certain areas which the Company's existing franchises have the exclusive right to open additional restaurants and operating their existing Benihana restaurants. In general, such franchise agreements currently provide for an initial payment to Benihana with respect to each new restaurant opened by a franchisee and continuing royalty payments to the Company based upon a percentage of a franchisee's gross sales from each such restaurant throughout the term of the franchise.

Trade Names and Service Marks

Benihana is Japanese for "red flower". In the United States, the "Benihana" and "Benihana of Tokyo" names and "flower" logo, which management believes to be of material importance to the Company's business, are owned by the Company and are registered in the United States Patent and Trademark Office and certain foreign countries. The Company also owns registered trademarks of Samurai, Kyoto brands and the "Sushi Doraku by Benihana" concept.

Benihana of Tokyo, Inc. ("BOT") a privately held company and originator of the Benihana concept continues to own the rights to the Benihana name and trademarks outside of the United States, Central and South America and the Caribbean Islands. BOT is a principal shareholder of the Company. The Company has no financial interest in any restaurant operated by BOT.

Employees

At March 28, 1999, the Company employed 2,511 persons, of which, 2,459 were restaurant employees and 52 were corporate personnel. Most employees, except restaurant management and corporate management personnel, are paid on an hourly basis. The Company also employs some restaurant personnel on a part-time basis to provide the services necessary during the peak periods of restaurant operations. The Company believes its relationship with its employees is good. None of the Company's employees are covered by collective bargaining agreements.

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

Properties

Of the 51 restaurants operated by the Company, 45 are leased pursuant to leases which require either a specific monthly rental or a minimum rent and additional rent based upon a percentage of gross sales. In addition there are two Sushi Doraku by Benihana restaurants under construction in Chicago, Illinois and Miami Beach, Florida and two Benihana restaurants under construction in Santa Monica and Monterey, California. Generally, these leases are "triple net" leases which pass increases in property operating expenses, such as real estate taxes and utilities, through to the Company as tenant. Expiration dates of these leases, including renewal options, range from March 2000 to March 2027.

The  following  table sets forth the  location of the  restaurants  owned by the
Company:

                                                              Approximate Seating
 Benihana or Sushi                   Approx.         ------------------------------------
Doraku by Benihana                  Sq. Ft. of       Dining                         Sushi          Date
     Location                        Building         Room         Lounge            Bar          Opened
------------------                  ----------       ------        ------           -----         ------
CALIFORNIA:

   2100 E. Ball Road
   Anaheim  (1)                     8,710            160             67             36         March, 1980

   1496 Old Bayshore Hwy.
   Burlingame  (2)                  8,740            160             99             27         February, 1978

   17877 Gale Avenue
   City of Industry  (1)            8,000            144             50             30         November, 1988

   1989 Diamond Blvd.
   Concord  (1)                     8,250            144             84             18         February, 1980

   2074 Vallco Fashion Pk.
   Cupertino  (1)                   7,937            144             45             8          July, 1980

   16226 Ventura Blvd.
   Encino  (2)                      7,790            152             64             -0-        October, 1970

   14160 Panay Way
   Marina Del Rey  (1)              4,840            96              66             6          March, 1972

   136 Oliver Street
   Monterey                         4,856            -0-             -0-            -0-        under construction

   4250 Birch Street
   Newport Beach                    8,275            144             72             26         March, 1978

   3760 E. Inland Empire Blvd.
   Ontario (1)                      7,433            144             8              20         December, 1998

   5489F Sunrise Blvd.
   Citrus Heights
   Sacramento  (1)                  3,798            88              8              5          October, 1995

   477 Camino Del Rio So.
   San Diego  (1)                   7,981            144             68             23         May, 1977

   1737 Post Street
   San Francisco  (1)               7,990            140             45             -0-        December, 1980

   1447-1457 4th Street
   Santa Monica                     7,500            -0-             -0-            -0-        under construction

   21327 Hawthorne Blvd.
   Torrance  (1)                    7,430            128             63             28         May, 1980

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)  Lease provides for fixed rent.


                                                            Approximate Seating
 Benihana or Sushi                   Approx.         ----------------------------------
Doraku by Benihana                  Sq. Ft. of       Dining                       Sushi            Date
    Location                         Building         Room         Lounge          Bar            Opened
------------------                  ----------       ------        ------         -----           ------
COLORADO:

   3295 S. Tamarac Dr.
   Denver  (1)                      7,572            128             82             10         February, 1977

DISTRICT OF COLUMBIA:

   3222 M Street, NW
   Washington  (2)                  7,761            136             4              24         May, 1982

FLORIDA:

   300 S.W. 1st Avenue
   Ft. Lauderdale                   3,700            N/A             N/A            103        June, 1998

   276 E. Commercial Blvd.
   Ft. Lauderdale                   8,965            160             70             -0-        June, 1970

   8727 South Dixie Hwy.
   Miami  (2)                       8,700            122             66             15         March, 1989
   (Kendall)

   8717 S.W. 136th St.
   Miami  (1)                       8,162            176             42             -0-        October, 1981

   1665 N.E. 79th St.
   Miami Beach                      8,938            178             86             42         September, 1973

   1751 Hotel Plaza Blvd.
   Lake Buena Vista (2)             8,145            128             85             7          October, 1988
   (Orlando)

   1100 Lincoln Road
   Miami Beach                      3,900            -0-             -0-            -0-        under construction

   3602 S.E. Ocean Blvd.
   Stuart                           8,485            160             69             57         February, 1977

GEORGIA:

   2143 Peachtree Rd., NE
   Atlanta [I]  (2)                 8,244            136             65             16         May, 1974

   229 Peachtree St. NE
   Atlanta [II]  (1)                6,372            115             34             11         April, 1981


(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)  Lease provides for fixed rent.

                                                              Approximate Seating
 Benihana or Sushi                  Approx.         ----------------------------------
Doraku by Benihana                 Sq. Ft. of       Dining                       Sushi           Date
    Location                        Building         Room       Lounge            Bar           Opened
------------------                 ----------       ------      ------           -----          ------
ILLINOIS:

   166 East Superior St.
   Chicago  (1)                     7,288            144          9               45           April, 1968

   1139 N. State St.
   Chicago                          4,500            -0-          -0-             -0-          under construction

   747 E. Butterfield Rd.
   Lombard                          9,200            168          51              -0-          April, 1985

   1200 E. Higgins Road
   Schaumburg                       8,388            160          48              -0-          July, 1992

INDIANA:

   8830 Keystone Crossing Rd.
   Indianapolis  (1)                8,460            144          93              -0-          February, 1979

KENTUCKY:

   1510 Lake Shore Court
   Louisville  (1)                  7,572            128          88              -0-          July, 1978

MARYLAND:

   7315 Wisconsin Ave.
   Bethesda  (1)                    6,047            128          47              11           October, 1974

MICHIGAN:

   18601 Hubbard Dr.
   Dearborn  (1)                    7,500            136          40              46           March, 1977

   21150 Haggerty Rd.
   Northville  (2)                  8,000            153          20              11           May, 1989
   (Farmington Hills)

   1985 W. Big Beaver Rd.
   Troy  (1)                        8,600            128          46              57           February, 1996

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales. (2) Lease provides for fixed rent.

                                                            Approximate Seating
 Benihana or Sushi                   Approx.         ----------------------------------
Doraku by Benihana                  Sq. Ft. of       Dining                       Sushi              Date
     Location                        Building         Room      Lounge             Bar              Opened
------------------                  ----------       ------     ------            -----             ------
MINNESOTA:

   850 Louisiana Ave. So.
   Golden Valley                    10,400           192          45              -0-            September, 1980

NEW JERSEY:

   840 Morris Turnpike
   Short Hills  (2)                 11,500           144          56              56             October 1976

   5255 Marlton Pike
   Pennsauken  (1)                  7,000            136          93              10             February, 1978
   (Cherry Hill)

NEW YORK:

   120 East 56th St.
   New York  (2)                    3,859            86           24              -0-            May, 1966

   47 West 56th St.
   New York  (1)                    7,340            112          59              -0-            June, 1973

   2105 Northern Blvd.
   Munsey Park  (1)                 8,252            144          88              75             December, 1978
   (Manhasset)

OHIO:

   50 Tri-County Parkway
   Cincinnati  (1)                  7,669            144          91              -0-            June, 1978

   126 East 6th St.
   Cincinnati  (1)                  5,800            112          30              -0-            August, 1979

   23611 Chagrin Blvd.
   Beachwood  (1)                   10,393           188          85              -0-            May, 1973
   (Cleveland)

OREGON:

   9205 S.W. Cascade Ave.
   Beaverton  (1)                   6,077            112          54              34             August, 1986


(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales. (2) Lease provides for fixed rent.

                                                           Approximate Seating
 Benihana or Sushi                  Approx.         ----------------------------------
Doraku by Benihana                Sq. Ft. of        Dining                       Sushi              Date
     Location                      Building          Room        Lounge           Bar              Opened
------------------                ----------        ------       ------          -----             ------
PENNSYLVANIA:

   2100 Greentree Rd.
   Pittsburgh  (1)                  8,000            150          84              -0-            May, 1971

TENNESSEE:

   912 Ridgelake Blvd.
   Memphis   (1)                    8,680            144          78              11             October, 1979

TEXAS:

   7775 Banner Dr.
   Dallas   (2)                     8,007            160          115             -0-            January, 1976

   3848 Oak Lawn Ave.
   Dallas  (1)
   (Turtle Creek)                   3,998            96           0               10             June, 1997

   1318 Louisiana St.
   Houston [I]  (2)                 6,938            128          60              12             May, 1975

   9707 Westheimer Rd.
   Houston [II]   (1)               7,669            144          120             10             November, 1977

   2579 Town Center Blvd.
   Sugar Land  (1)                  3,800            96           0               17             July, 1997

UTAH:

   165 S.W. Temple, Bldg. 1
   Salt Lake City  (1)              7,530            120          72              10             April, 1977


(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales. (2) Lease provides for fixed rent.

The Company leases approximately 10,100 square feet of space for its general administrative offices in Miami, Florida at an annual rental of $172,000 and 8,000 square feet for a warehouse in Miami, Florida at an annual rental of $25,500. The leases expire May 31, 2009 and October 31, 1999, respectively.

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

                                     PART II


Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to page 27 of the Company's 1999 Annual Report to Shareholders.

Item 6.  Selected Consolidated Financial Data

The information required by this Item is incorporated herein by reference to page 6 of the Company's 1999 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated herein by reference to pages 9 through 11 of the Company's 1999 Annual Report to Shareholders.

Item 7.A.  Quantitative and Qualitative Disclosures About Market Risks

The information required by this item is incorporated herein by reference to page 11 of the Company's 1999 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference to pages 12 through 26 of the Company's 1999 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III


Item 10.  Directors and Executive Officers of the Company

Directors. The information appearing under the caption "Election of Directors" on pages 2 through 4 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 5, 1999 (the "Proxy Statement") is incorporated herein by reference.

Item 11.  Executive Compensation

The information appearing under the caption "Executive Compensation" commencing on page 10 of the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information appearing under the caption "Security Ownership of Certain Beneficial Owners of Management" on pages 5 through 9 of the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information appearing under the captions "Certain Relationships and Related Transactions" commencing on page 15 of the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.   Financial Statements:

              The following consolidated financial statements of the Company and its subsidiaries, which are set forth on pages 12 through 26 of the Company's 1999 Annual Report to Shareholders included herein as Exhibit 13, are incorporated herein by reference as part of this report.

              Consolidated  Balance  Sheets as of March  28,  1999 and March 29,
              1998.

              Consolidated Statements of Income for the years ended March 28, 1999, March 29, 1998 and March 30, 1997.

              Consolidated Statements of Stockholders' Equity for the years ended March 28, 1999, March 29, 1998 and March 30, 1997.

              Consolidated Statements of Cash Flows for the years ended March 28, 1999, March 29, 1998 and March 30, 1997.

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

              10.08 Directors' Stock Option Plan. Incorporated by reference to Exhibit 10.08 to the S-4.

              10.09 Employment Agreement dated April 1, 1995 between Taka Yoshimoto and BNC. Incorporated by reference to
                           Exhibit 10.09 to the S-4.

              10.10 Employment Agreement dated January 1, 1995 between Michael R. Burris and the Company. Incorporated by reference to Exhibit 10.10 to the S-4.

              10.11 Credit Agreement, dated December 1, 1997, among Benihana Inc., its Subsidiaries named as guarantors and First Union National Bank, as Agent for the Lenders.

              10.12        Benihana Administrative  Incentive Compensation Plan.
                           Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

              10.13 1996 Class A Stock Option Plan. Incorporated by reference to Exhibit A to Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held on July 19, 1996.

              10.14 Amendment dated December 11, 1997 to Employment Agreement dated May 15, 1995 between Rocky H. Aoki and the Company. Incorporated by reference to Exhibit
                           10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

              10.15 Amendment dated May 18, 1998 to Employment Agreement dated May 15, 1995 and amended December 11, 1997 between Rocky H. Aoki and the Company. Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

              10.16 Amendment dated December 11, 1997 to Employment Agreement dated May 15, 1995 between Joel A. Schwartz and the Company. Incorporated by reference to Exhibit
                           10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

              10.17 Amendment dated December 11, 1997 to Employment Agreement dated April 1, 1995 between Taka Yoshimoto and Benihana Inc. Incorporated by reference to
                           Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

              10.18        Amendment  dated  December  11,  1997  to  Employment
                           Agreement dated January 1, 1995 between Michael R. Burris and Benihana Inc. Incorporated by reference to
                           Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

              10.19        1997   Employees   Class   A   Stock   Option   Plan.
                           Incorporated by reference to Exhibit A of Benihana Inc.'s Proxy Statement for its Annual Meeting of Stockholders held August 27, 1998.

              10.20        Amendments  to  the  Directors'  Stock  Option  Plan.
                           Incorporated by reference to Exhibit B of Benihana Inc.'s Proxy Statement for its Annual Meeting of Stockholders held August 27, 1998.

              13.01 Portions of Annual Report to Stockholders for the year ended March 28, 1999.

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

Date:    June 15, 1999          BENIHANA INC.

By:          /s/ Joel A. Schwartz
         ---------------------------
         Joel A. Schwartz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the registrant and in the capacities indicated.

Signature                       Title                           Date
---------                       -----                           ----

/s/ Joel A. Schwartz            President and                   June 15, 1999
------------------------        Director (Principal
Joel A. Schwartz                Executive Officer)


/s/ Taka Yoshimoto              Executive Vice President -      June 15, 1999
------------------------        Restaurant Operations
Taka Yoshimoto                  and Director


/s/ Michael R. Burris           Senior Vice President of        June 15, 1999
------------------------        Finance and Treasurer -
Michael R. Burris               Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)


/s/ Kevin Aoki                  Vice President -                June 15, 1999
------------------------        Marketing and Director
Kevin Aoki


/s/ Juan C. Garcia              Vice President - Controller     June 15, 1999
------------------------
Juan C. Garcia

/s/ Darwin C. Dornbush          Secretary and Director          June 15, 1999
------------------------
Darwin C. Dornbush


/s/ John E. Abdo                Director                        June 15, 1999
------------------------
John E. Abdo


/s/ Norman Becker               Director                        June 15, 1999
------------------------
Norman Becker


/s/ Robert B. Greenberg         Director                        June 15, 1999
------------------------
Robert B. Greenberg

EXHIBIT 13.01 -  SELECTED FINANCIAL DATA

                                                                     Years Ended
                                        ----------------------------------------------------------------------
                                        March 28,      March 29,      March 30,       March 31,       March 26,
                                          1999           1998           1997            1996            1995
                                        --------       --------       --------        --------        --------
                                                        (In thousands, except per share information)
CONSOLIDATED STATEMENT
OF OPERATIONS DATA:

Total revenues                          $119,149       $99,757        $85,204         $81,606         $73,264
Cost of sales                             30,964        25,894         21,658          21,128          20,744
Restaurant expenses                       70,399        58,517         51,246          48,676          44,020
General and administrative
  expenses                                 6,144         5,408          4,217           4,801           4,841
Interest expense, net                      1,644         1,076            904           1,226           1,140
Income before taxes                        9,998         8,862          7,179           5,775           2,519
Net income                                 6,518         5,940          4,947           4,410           2,751
EBITDA                                    15,529        12,938         10,510           9,157           6,027
Pro forma basic earnings
  per common share (1)                      1.06           .96            .81             .73             .42
Pro forma diluted earnings
  per common share (1)                      1.02           .93            .77             .70             .41

CONSOLIDATED BALANCE SHEET
DATA:

Total assets                             $60,868       $58,157        $40,562         $36,257         $33,722
Long-term debt including
  current maturities                      12,407        16,840          6,543           7,495           9,178
Stockholders' equity                      34,699        28,223         22,754          17,326          12,205
Capital expenditures                       7,212         5,079          2,818           2,156           1,264


(1) The pro forma basic and diluted earnings per common share were computed using the weighted average shares and common stock equivalents outstanding in each year. The amounts of preferred dividends and interest expense that would have been incurred in the fiscal years ended 1996 and 1995 as a result of the acquisition of the BOT Restaurants in fiscal year 1996, which was accounted for in a manner similar to a pooling of interests, have been factored in the calculation of pro forma earnings per common share for all periods that are presented prior to the acquisition.

Overview of Fiscal 1999

The Company ended fiscal 1999 with record high revenues, net income and earnings per share amounts. Revenues totaled $119,149,000 in fiscal 1999 as compared to $99,757,000 in fiscal 1998 and $85,204,000 in fiscal 1997. Net income totaled $6,518,000 in fiscal 1999 as compared to $5,940,000 in fiscal 1998 and $4,947,000 in fiscal 1997. Diluted earnings per share for fiscal 1999 was $1.02 as compared to $.93 in fiscal 1998 and $.77 per share in fiscal 1997.

The Company concluded its program to convert eight of the nine Samurai and Kyoto restaurants, acquired in December 1997 with the purchase of Rudy's Restaurant Group (Rudy's), to the Benihana standard of atmosphere, food quality and level of service and are now operating under the Benihana brand. The ninth restaurant will operate under its former identity as a Samurai although quality improvements were made throughout.

During fiscal 1999, the Company opened two restaurants, a Benihana restaurant in Ontario, California and a sushi restaurant in Fort Lauderdale, Florida. The sushi restaurant, known as Sushi Doraku by Benihana, features a kaiten revolving conveyor system to serve sushi to customers as well as table service by waiters or waitresses. The Company plans to open two Sushi Doraku by Benihana restaurants in fiscal 2000, one in Chicago and the other in Miami Beach.

The Company continues to benefit from an overall strong economy and from favorable consumer response to the Company's concept and to the growing popularity of sushi products, which is offered at either separate sushi bars or at the teppanyaki grills in all of the Company's restaurants.

The Company's revenues consist of sales of food and beverages in each of the owned restaurants and franchise fees and royalties received from franchisees. Cost of food and beverage sales represents the direct cost of the ingredients for the prepared food and beverages sold. Restaurant expenses consist of direct and indirect labor, occupancy costs, advertising and other costs that are directly attributed to each restaurant location.

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation and restaurant patronage. Revenues are also dependent on the average check amount and expenses are additionally dependent upon the costs of food commodities and of beverages sold, average wage rates, marketing costs and the costs of interest and administering restaurant operations.

Management's Outlook

The Company has benefited from a healthy economy over the past several years and from changes in demographic trends both of which leads to increased frequency for people to dine out. However, diners have more choices to spend their food dollars at a variety of restaurant concepts and at a growing number of additional restaurant locations opened by the Company's competitors. The competitive environment requires that the Company provide outstanding value to its customers. Management believes that an emphasis on quality service to its customers will increase customer return frequency and that the consumer will accept higher menu prices along with the enhanced dining experience. The Company has begun a service management program to focus the organization on increasing the value of Benihana to the consumer.

The Company will continue to grow the restaurant base by adding two new owned Benihanas and two new Sushi Doraku restaurants. New restaurant units typically have increased costs associated with pre-opening expenses such as employee relocation and training, advertising, and other costs associated with a new operating restaurant. So while a new restaurant unit generally has lower operating results than restaurants with more established locations, profitability generally improves over time and investment spending in additional restaurant units adds to long-term shareholder value. The Company also expects two additional franchised units will open in fiscal 2000, one in Lima, Peru and the other in Anchorage, Alaska. However, because of factors discussed in the Forward-Looking Information section, there can be no assurances that anticipated growth in restaurant units or comparable same store sales will result.

Revenues

The amounts of revenues and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables (in thousands):


                                                                       YEAR ENDED MARCH
                                                                1999         1998         1997
                                                              --------     -------      -------
Restaurant sales                                              $118,351     $99,062      $84,415
Franchise fees and royalties                                       798         695          789
                                                              --------     -------      -------
Total Revenues                                                $119,149     $99,757      $85,204
                                                              ========     =======      =======

                                                                        YEAR ENDED MARCH
                                                                1999         1998         1997
                                                              -------      -------      -------
Amount of change in total revenue from
  the previous year                                           $19,392      $14,553      $ 3,598

Percentage change from the previous year                         19.4%        17.1%         4.4%

Comparable average restaurant sales                           $ 2,598      $ 2,410      $ 2,221

Percentage growth in comparable average restaurant sales          7.8%         8.5%         3.9%

Year ended March 28, 1999 compared to March 29, 1998 -- Restaurant sales increased $19,289,000 during the year and franchise revenues exceeded fiscal 1998 by $103,000. The acquisition of Rudy's represented $9,911,000 of the increase. Increased revenues at Benihana restaurants opened longer than one year represented $6,971,000 of the sales increase. The Company's two new units, the traditional Benihana in Ontario, California and the Sushi Doraku by Benihana in Fort Lauderdale, Florida, contributed $1,618,000 to the increase. The Benihana Grill units had increased overall sales of $789,000.

Customer counts increased to 5,285,000 (19.1%) from the previous fiscal year. Of this increase, 7.3% represents increased traffic at Benihana restaurants open over one year. The remainder is the result of the acquisition and the two new restaurants. The average check amount increased slightly to $22.39 from $22.32 in 1998. Management was successful in its efforts to increase the average check amount 6% at the Benihana Grill units to improve their profitability. The average check amount at the acquired units when they were purchased was lower than the Company's Benihana units. As the units were converted, menu prices were increased to reflect the improvements made in food quality and standards of service.

The average dinner check amount was $25.06 in 1999 compared to $24.79 in 1998 and the average lunch check amount was $13.71 in 1999 compared to $13.54 in 1998.

Revenue from franchising activities increased 14.8% as a result of increased sales of franchisees.

Year ended March 29, 1998 compared to March 30, 1997 -- Restaurant sales increased $14,647,000 over fiscal 1997. The increase in sales was a result of an acquisition that was completed on December 1, 1997, the opening of two new restaurants and an increase in guest counts at units opened for longer than one year. The nine Rudy's restaurants contributed $5,994,000 of the increase for the thirteen weeks they were owned by the Company. The two new restaurants represented $1,475,000 of the increase. Guest counts at units opened for longer than one year increased by 295,751 guests, contributing $7,178,000 to the increase. The average check size in 1998 was $22.32 compared to $22.42 in 1997. The decrease in the average check amount was largely a result of a lower average check amount at the restaurants acquired and because there was a higher proportion of lunch traffic which carries a lower average check amount. The average dinner check amount increased to $24.79 in 1998 compared to $24.73 in 1997. The average lunch check amount increased to $13.54 in 1998 compared to $13.38 in 1997.

Costs and Expenses

Cost of restaurant food and beverage sales, which are generally variable with sales, directly increased with changes in revenues for each of the fiscal years. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous fiscal year.


                                                                       YEAR ENDED MARCH
COST AS PERCENTAGE OF RESTAURANT SALES:                         1999         1998         1997
                                                                ----         ----         ----
Cost of food and beverage sales                                 26.1%       26.1%        25.7%
Restaurant expenses                                             59.5%       59.1%        60.7%
General and administrative expenses                              5.2%        5.5%         5.0%

AMOUNT OF CHANGE FROM PREVIOUS
YEAR (IN THOUSANDS):
Cost of restaurant food and beverage sales                   $ 5,070      $4,236       $  530
Restaurant expenses                                          $11,882      $7,271       $2,570
General and administrative expenses                          $   736      $1,191       $ (584)
Interest expense, net                                            568         172         (322)

Percentages increase(decrease):
Cost of restaurant food and beverage sales                      19.6%       19.6%         2.5%
Restaurant expenses                                             20.3%       14.2%         5.3%
General and administrative expenses                             13.6%       28.2%       (12.2%)
Interest expense, net                                           52.8%       19.0%       (26.3%)

Year ended March 28, 1999 compared to March 29, 1998  --   The cost of food and
beverage sales held constant as a percentage of sales at 26.1%.

Restaurant expenses increased by $7,242,000 from the additional expenses associated with the units acquired with the Rudy's Restaurant Group acquisition. Restaurant expenses also increased as a result of increased customer counts and from the full year effect of increases in the minimum wage.

General and administrative expenses decreased as a percentage of sales. The total dollar amount increased, however, from additional salaries for newly hired key employees and from normal increases in compensation. Amortization of goodwill from the Rudy's acquisition represented $349,000 of the increase in general and administrative expenses.

Interest expense, net increased by $568,000 over the preceding year. This increase results from borrowings made to acquire Rudy's.

Year ended March 29, 1998 compared to March 30, 1997 -- The cost of food and beverage sales increased in total dollar amount and when expressed as a percentage of sales. The increase in cost of sales as a result of increases in customer counts was $3,865,000. Commodity cost increases, principally higher seafood costs, represented the remaining amount of the increase in cost of sales.

Restaurant expenses increased in total amount but decreased when expressed as a percentage of sales. The nine restaurants acquired during the year represented $3,315,000 of the increase. The increase in sales also increased other costs that vary with sales volume, such as credit card processing expenses and percentage rent expense. In addition, advertising and promotional expenses increased as a result of the Company's increased marketing efforts in television advertising and marketing costs for the sushi bars. Spending on advertising for the acquired restaurants by the former owner was significantly less than that of the Company. Consequently, restaurant expenses decreased as a percentage of sales.

General and administrative expenses increased in total dollar amount when compared to the comparable periods of the prior year. The increase resulted from increases in salaries and benefits, miscellaneous expenses and depreciation and amortization. The increase in salaries and benefits resulted from increases in the salaries and bonuses of executive officers in accordance with amended and or new employment agreements and from additional personnel. The increase in miscellaneous expenses reflects a one-time expense from the Rudy's acquisition. The increase in depreciation and amortization expense resulted largely from the amortization of goodwill from the acquisition of Rudy's.

Interest expense, net increased as a result of additional bank borrowings of $9,400,000 to acquire Rudy's.

Income Taxes

The Company's effective tax rate increased to 34.8% in 1999 from 33.0% in 1998 and 31.1% in 1997. The increase in 1999 reflects increased state income taxes. The increase from 1997 to 1998 was a result of state income tax refunds of $160,000 received in 1997.

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

As of March 28, 1999, the Company had available $15,000,000 under its revolving loan facility. Management believes that the amount available under its credit facility together with internally generated funds from operations provide sufficient cash resources for anticipated capital improvements as well as construction and opening of new restaurants.

The Company has signed leases for four new restaurants. Estimated remaining expenditures to complete construction and open these new restaurants are expected to be $4,800,000. Two of the new restaurants will operate as traditional Benihana restaurants in Monterey and Santa Monica, California and are projected to open in the spring of 2000. The other two will be operated under the Company's new sushi concept, Sushi Doraku by Benihana in Miami Beach, Florida and Chicago, Illinois and are scheduled to open in the fall of 1999.

Seasonality and Quarterly Results

The Company operates on a 52/53 week fiscal year; the first quarter consists of 16 weeks and the remaining three quarters consist of 12 weeks, except that the fourth quarter will have 13 weeks when the entire fiscal year consists of 53 weeks.

Although the Company's business is not highly seasonal, the Company does enjoy greater than normal customer traffic on certain days of the year: Mother's day falls in the first quarter, Christmas day and New Year's Eve fall in the third quarter and Valentine's falls in the fourth quarter.

Forward-Looking Information

This annual report contains various "forward-looking statements" which represent management's expectation or beliefs concerning future events, including unit growth, future capital expenditures, and other operating information. A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including, without limitation, changes in consumer dining preferences, fluctuation in commodity prices, availability of qualified employees, changes in the general economy and industry cyclicality, changes in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, harsh weather conditions in areas in which the Company and its franchisees operate restaurants or plan to build new restaurants acceptance of the Company's concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and licensing, and ability to complete new restaurant construction and obtain governmental permits on a reasonably timely basis and other factors.

Year 2000

The Year 2000 (Y2K) issue is the result of computer programs using two digits, as opposed to four digits, to indicate the year. Computer systems that cannot interpret data beyond 1999 may fail and cause critical business processes to be materially disrupted. Such failures may occure not only within our own systems, but also in the systems of vendors in the supply chain, credit card processors and the financial institutions upon which we rely. The Company has implemented a plan to address the Y2K issue in steps to mitigate risks in our proprietary systems and to identify Y2K risks in our supply chain.

The risks in the Company's own systems were identified to include point-of-sale systems at the restaurants and systems upon which management relies to provide information to control and guide operations and prepare financial information. The Company has tested the point-of-sale systems used in the restaurants and management has determined that they were compliant with Y2K. The Company's management information systems were not in compliance with Y2K. Management evaluated various courses of action to make the information systems Y2K compliant. Management determined that the system could have been made Y2K compliant, but they were not sufficient to support future growth. Management decided to replace existing financial systems, and after conducting interviews with several software vendors, management contracted with a major supplier of enterprise resource planning systems to improve our core financial information and restaurant logistical capabilities beyond the capabilities of the previously existing financial systems. The new system has been installed and is operating. As of May 1999, management believes that these systems are Y2K compliant and are reliable. The external costs associated with implementing these systems are approximately $425,000, including the cost of software applications, the hardware necessary to support the new applications software and contracted services used to augment internal staff implementing the new system.

The Company's most significant vendors were formally contacted to determine whether there would be material disruptions in the supply chain. The Company has no significant system interfaces with vendors.

The Company's supply chain is composed of numerous different suppliers throughout the country. Each of the restaurants purchase food, beverages and supplies local to their markets, therefore, the Company is not materially reliant on a few suppliers and the Company believes that the risk is minimal due to the failure of any one vendor. However, there may be unidentifiable Y2K problems further up the supply chain, the effects of which cannot be predicted. Additionally, the Company relies upon utility service for electricity, gas and water and may incur disruption in specific market areas.

Our significant vendors indicated to us that they are either Y2K compliant or are currently taking measures to become Y2K compliant before disruptions that might impact the Company would occur. Letters have been sent to all banks and the credit card processors with which the Company has significant relationships and Company management has reviewed and evaluated their responses. The bank's and the credit card processing companies' responses to the Company were that they are Y2K compliant.

New Accounting Standards

The effects of new accounting standards, adopted or to be adopted in future periods, are discussed in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. A discussion of the Company's accounting policy for derivative financial instruments is included in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

The Company's net exposure to interest rate risk consists of floating rate borrowings that are benchmarked to US and European short-term interest rates. The Company may from time-to-time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes and the Company has a policy to that effect. At March 28, 1999, the Company had a financial derivative with a notional amount of $5,488,000 against floating rate debt of $11,250,000. A one percentage point interest charge on the outstanding balance of the variable rate debt as of March 28, 1999 would not be material.

The Company purchases certain commodities such as beef, chicken and seafood. These commodities are purchased based upon market prices established with vendors. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help to control the ultimate cost paid and any cost aberrations have historically been short term in nature.

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

 (In thousands, except per share information)

Year ended                                                  March 28,      March 29,      March 30,
                                                              1999           1998           1997
--------------------------------------------------------------------------------------------------
Revenues

Restaurant sales                                            $118,351       $99,062        $84,415
Franchise fees and royalties                                     798           695            789
--------------------------------------------------------------------------------------------------
Total revenues                                               119,149        99,757         85,204
--------------------------------------------------------------------------------------------------

Costs and Expenses

Cost of food and beverage sales                               30,964        25,894         21,658
Restaurant expenses                                           70,399        58,517         51,246
General and administrative expenses                            6,144         5,408          4,217
Interest expense, net                                          1,644         1,076            904
--------------------------------------------------------------------------------------------------
Total costs and expenses                                     109,151        90,895         78,025
--------------------------------------------------------------------------------------------------

Income from operations before income taxes                     9,998         8,862          7,179
Income tax provision                                           3,480         2,922          2,232
--------------------------------------------------------------------------------------------------

Net Income                                                  $  6,518      $  5,940        $ 4,947
==================================================================================================

Earnings Per Share

Basic earnings per common share                             $   1.06      $    .96        $   .81
Diluted earnings per common share                           $   1.02      $    .93        $   .77

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share information)

                                                                                 March 28,        March 29,
                                                                                   1999             1998
----------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                      $ 1,684          $ 1,169
  Receivables (net of allowance for doubtful accounts of $35
    in 1999 and $0 in 1998, respectively)                                            269              385
  Inventories                                                                      3,106            3,768
  Prepaid expenses                                                                   635              758
----------------------------------------------------------------------------------------------------------
Total current assets                                                               5,694            6,080

Property and equipment, net                                                       37,128           32,998
Deferred income taxes, net                                                         3,385            3,781
Goodwill, net                                                                     12,150           12,663
Other assets                                                                       2,511            2,635
----------------------------------------------------------------------------------------------------------

                                                                                 $60,868          $58,157
==========================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                          $10,497          $ 9,323
  Current maturities of long-term debt and
    obligations under capital leases                                               2,298            1,939
----------------------------------------------------------------------------------------------------------
Total current liabilities                                                         12,795           11,262

Long-term debt                                                                    10,672           15,407
Obligations under capital leases                                                   2,702            3,265

Stockholders' Equity:
     Series A  Convertible  Preferred  stock - $1.00  par  value;
       authorized - 5,000,000 shares, issued and outstanding -
       700 shares and 1,000 shares, respectively                                       1                1
     Common stock - $.10 par value; convertible into Class A Common, authorized - 12,000,000 shares, issued and
       outstanding - 3,571,616 and 3,571,116 shares, respectively                    357              357
     Class A Common  stock - $.10 par value;  authorized  -  20,000,000 shares, issued and outstanding -
       2,563,443 and 2,517,463 shares, respectively                                  256              252
     Additional paid-in capital                                                    4,604           14,600
     Retained earnings                                                            19,597           13,129
     Treasury stock - 9,177 shares at cost                                          (116)            (116)
----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        34,699           28,223
----------------------------------------------------------------------------------------------------------

                                                                                 $60,868          $58,157
==========================================================================================================

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share information)

                                                                Class A      Additional                                  Total
                                        Preferred    Common     Common         Paid-in       Retained     Treasury    Stockholders'
                                          Stock      Stock       Stock         Capital       Earnings       Stock        Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                 $      2     $  352     $    232     $ 14,285        $  2,455     $           $17,326
  Net income                                                                                    4,947                   4,947
  Issuance of 41,000  shares of
    stock under exercise of options                       4                       178                                     182
  Purchase of 9,177 shares of stock                                                                           (116)      (116)
  Dividend on preferred stock                                                                    (120)                   (120)
  Issuance of 300 shares of stock
    for incentive compensation                                                      3                                       3
  Issuance of 200,000 shares under
    exercise of warrants                                              20          512                                     532
----------------------------------------------------------------------------------------------------------------------------------

Balance, March 30, 1997                       2         356          252       14,978           7,282         (116)    22,754
  Net income                                                                                    5,940                   5,940
  Fair market value of warrant issued
    in connection with the acquisition
    of Rudy's                                                                     563                                     563
  Redemption of preferred stock              (1)                                 (999)                                 (1,000)
  Dividend on preferred stock                                                                     (93)                    (93)
  Issuance of 14,913 shares of stock
    under exercise of options                             1                        58                                      59
----------------------------------------------------------------------------------------------------------------------------------

Balance, March 29, 1998                       1         357          252       14,600          13,129         (116)    28,223
  Net income                                                                                    6,518                   6,518
  Conversion of 300 shares of preferred
    stock into 45,113 shares of Class A
    Common Stock                                                       4           (4)
  Dividend on preferred stock                                                                     (50)                    (50)
  Issuance of 1,367 shares of stock
    under exercise of options                                                       8                                       8
----------------------------------------------------------------------------------------------------------------------------------

Balance, March 28, 1999                 $     1     $   357       $  256      $14,604         $19,597      $  (116)   $34,699
==================================================================================================================================

See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

     (In thousands)
                                                                       March 28,      March 29,      March 30,
                                                                         1999           1998           1997
-------------------------------------------------------------------------------------------------------------
Operating Activities:
   Net income                                                          $ 6,518        $5,940         $4,947
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation and amortization                                       3,887         3,000          2,427
     Issuance of common stock for incentive compensation                                                  3
     Deferred income taxes                                                 396         1,043             90
     Change in operating assets and liabilities that provided
     (used) cash:
       Receivables                                                         116           233           (290)
       Inventories                                                         662          (264)        (1,315)
       Prepaid expenses                                                    123           135             83
       Other assets                                                       (150)         (494)          (124)
       Accounts payable and accrued expenses                             1,174         1,652            479
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               12,726        11,245          6,300
----------------------------------------------------------------------------------------------------------------

Investing Activities:
  Payment for purchase of Rudy's Restaurant Group
    net of cash acquired                                                            (19,138)
  Expenditures for property and equipment                               (7,212)      (5,079)          (2,818)
  Other                                                                    (18)          (1)             (35)
----------------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                 (7,230)     (24,218)          (2,853)
----------------------------------------------------------------------------------------------------------------

Financing Activities:
  Preferred stock redeemed                                                           (1,000)
  Dividends paid on preferred stock                                        (50)         (93)            (120)
  Proceeds from issuance of long-term debt                                           18,000
  Repayment of long-term debt and obligations under
    capital leases                                                      (4,939)      (9,867)          (1,604)
  Proceeds from issuance of common stock                                                 59              714
  Purchase of treasury stock                                                                            (116)
  Conversion of preferred stock                                              8
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                     (4,981)       7,099           (1,126)
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       515       (5,874)           2,321
Cash and cash equivalents, beginning of year                             1,169        7,043            4,722
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                  $1,684       $1,169           $7,043
================================================================================================================
Supplemental Cash Flow Information
Cash paid during the fiscal year for:
  Interest                                                              $1,159       $  860       $  733
  Income taxes                                                          $2,992       $2,804        $2,061

Noncash investing and financing activities:
  Fair market value of warrant issued                                                $  563
  Non-competition agreement                                                          $  684

Business acquisitions, net of cash acquired:
  Fair value of assets acquired, other than cash                                     $ 8,888
  Liabilities assumed                                                                 (2,577)
  Purchase price in excess of the net assets acquired                                 12,827
                                                                                     -------
                                                                                     $19,138
                                                                                     =======
During the fiscal year ended March 28, 1999, 300 shares of
Preferred  stock were converted into 45,113 shares of Class A Common Stock

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 28, 1999, MARCH 29, 1998 AND MARCH 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business - Benihana Inc. owns and operates 51 Japanese teppanyaki-style and sushi restaurants and franchises twelve others. The Company has the rights to open, license and develop Benihana restaurants in the United States, Central and South America and the Caribbean islands.

         On December 1, 1997 the Company acquired Rudy's Restaurant Group, Inc. (Rudy's), a company that owns nine teppanyaki-style Japanese theme restaurants similar to those owned by the Company. The Company paid approximately $20,000,000 and issued a warrant to purchase 200,000 shares of the Company's Class A Common Stock at $8.00 per share. The excess of the purchase price over the tangible and intangible net assets acquired of approximately $13 million has been allocated to goodwill.

         Operating Segments - Statement of Financial Accounting Standards (FAS) 131 "Disclosures about Segments of an Enterprise and Related
         Information", requires disclosure of certain information about products, services and geographic territories in which the Company operates, and major customers. The Company operates within only one reportable operating segment.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual amounts and results could differ from those estimates.

         Fiscal Year - The Company's fiscal year is a 52/53 week year. All of years presented in these financial statements consisted of 52 weeks.

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

         Depreciation and Amortization - Depreciation and amortization are computed by the straight-line method over the estimated useful life (buildings - 30 years, restaurant furniture, fixtures and equipment - 8 years, office equipment - 8 years, personal computers, software and related equipment - 3 years, and leaseholds - lesser of the lease terms, including renewal options, or useful life). Goodwill is being amortized on a straight-line basis over a 25 year period, the estimated benefit period for the business acquired. Accumulated amortization of goodwill was $677,000 at March 28, 1999.

         Accounting  for  Long-Lived  Assets  - The  Company  evaluates  its net
         investment  in  restaurant   properties  and  goodwill  for  impairment
         whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. During the periods presented, no such impairment was incurred.

         Accounting for the Costs of Computer Software Developed or Obtained for Internal Use - The Company adopted in fiscal 1999, Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which was issued in March 1998. SOP 98-1 identifies the characteristics of internal-use software and specifies that once the preliminary project stage is complete, certain external direct costs, certain direct internal payroll and payroll-related costs and interest costs incurred during the development of computer software for internal use should be capitalized and amortized. The Company reflects all unamortized costs in other assets and amortizes such costs over a three-year period.

         Derivative Instruments - From time to time, The Company utilizes interest rate swaps to hedge its exposure to fluctuations in variable interest rates. The Company recognizes the interest differential to be paid or received on an interest rate swap as an adjustment to interest expense as the differential occurs. If the Company was to terminate an interest rate swap, any gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify or would be recognized immediately if the underlying debt instrument were settled prior to maturity.

         Stock-Based Compensation - The Company applies the intrinsic value method in accounting for stock options. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         Earnings Per Share - Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per common share computation includes dilutive common share equivalents issued under the Company's various stock option plans and dilutive convertible preferred stock.

         The computation of basic earnings per common share and diluted earnings per common share for each year is shown below (in thousands):

                                                          March 28,      March 29,      March 30,
                                                            1999           1998           1997
                                                          --------       --------       --------
         Income from operations                           $6,518         $5,940         $4,947
         Less preferred dividends                            (50)           (93)          (120)
                                                          ------         ------         ------
         Income for computation of basic
           earnings per common share                       6,468          5,847          4,827
         Convertible preferred dividends                      50             93            120
                                                          ------         ------         ------
         Income for computation of diluted
           earnings per common share                      $6,518         $5,940         $4,947
                                                          ======         ======         ======

         Weighted average number of common
           shares used in basic EPS                        6,105          6,080          5,947
         Effect of dilutive securities:
           Stock options and warrants                        180             86            144
           Convertible preferred shares                      134            233            300
                                                          ------         ------         ------
         Weighted average number of common
           shares and dilutive potential common
           shares used in diluted EPS                      6,419          6,399          6,391
                                                          ======         ======         ======

                                     28

         Comprehensive Income - The Company adopted the provisions of FAS 130, "Reporting Comprehensive Income." FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. There are no items requiring separate disclosure in accordance with FAS 130.

         New Accounting Standards Not Yet Adopted - In June 1998, FAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The statement is effective for years beginning after June 15, 1999. Company management is assessing the impact this statement will have on the consolidated financial statements, but does not currently believe it will be material.

         Reclassifications - Certain prior year amounts have been reclassified to conform to the fiscal year 1999 presentation.

2.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company has estimated the fair value of financial instruments that are included as assets and liabilities in the accompanying consolidated balance sheets. The estimated fair value has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop such estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions could have a material effect on estimated fair value. The carrying value and estimated fair value of the financial instruments held by the Company as of March 28, 1999 and March 29, 1998 are as follows (in thousands):

                                                              March 28, 1999                 March 29, 1998
                                                        -------------------------       -----------------------
                                                        Carrying       Estimated        Carrying     Estimated
                                                          Value        Fair Value         Value      Fair Value
                                                        --------       ----------       --------     ----------
         Financial assets
            Cash and cash equivalents                   $ 1,684        $ 1,684          $ 1,169      $ 1,169
            Receivables                                 $   430        $   422          $   628      $   612
            Cash surrender value of officer's
               life insurance                           $   324        $   324          $   306      $   306

         Financial liabilities
            Bank and other indebtedness                 $12,407        $12,636          $16,840      $17,091

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

3.       INVENTORIES

              Inventories consist of (in thousands):

                                                                     March 28,          March 29,
                                                                       1999               1998
                                                                     --------           --------
              Food and beverage                                      $1,147             $1,574
              Supplies                                                1,959              2,194
                                                                     ------             ------

                                                                     $3,106             $3,768
                                                                     ======             ======
4.       PROPERTY AND EQUIPMENT

              Property and equipment consist of (in thousands):
                                                                     March 28,          March 29,
                                                                       1999               1998
                                                                     --------           --------
              Land                                                   $ 5,925            $  5,925
              Buildings                                               11,373              10,224
              Leasehold improvements                                  32,744              28,325
              Restaurant furniture, fixtures, and equipment           17,753              16,288
              Restaurant facilities and equipment under
                 capital leases                                        7,638               7,655
                                                                     -------            --------
                                                                      75,433              68,417

              Less accumulated depreciation and amortization
                 (Including accumulated amortization of restaurant
                 facilities and equipment under capital leases
                 of $6,203 and $5,907 in 1999 and 1998,
                 respectively)                                        39,648              36,657
                                                                     -------             -------
                                                                      35,785              31,760
              Construction in progress                                 1,343               1,238
                                                                     -------             -------

                                                                     $37,128             $32,998
                                                                     =======             =======

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

              Accounts payable and accrued expenses consist of (in thousands):

                                                                     March 28,         March 29,
                                                                       1999              1998
                                                                     --------          --------
              Accounts payable                                       $ 3,761           $ 3,766
              Accrued payroll, incentive
                 compensation and  related taxes                       2,826             2,500
              Accrued gift certificates                                  550               420
              Accrued sales taxes                                        634               596
              Accrued property taxes                                     403               384
              Accrued percentage rent                                    545               537
              Other accrued operating expenses                         1,778             1,120
                                                                     --------          ------

                                                                     $10,497           $ 9,323
                                                                     =======           =======

6.       LEASE OBLIGATIONS

              The Company generally operates its restaurants in leased premises. The typical restaurant premises lease is for a term of between 15 to 25 years with renewal options ranging from 5 to 25 years. The leases generally provide for the payment of property taxes, utilities, and various other use and occupancy costs. Rentals under certain leases are based on a percentage of sales in excess of a certain minimum level. Certain leases provide for increases based upon the changes in the consumer price index. The Company is also obligated under various leases for restaurant equipment and for office space and equipment.

              Minimum payments under lease commitments are summarized below for capital and operating leases. The imputed interest rates used in the calculations for capital leases vary from 9.75% to 12% and are equivalent to the rates which would have been incurred to borrow, over a similar term, the amounts necessary to purchase the leased assets.

              The amounts of operating and capital lease obligations are as follows (in thousands):

                                                                Operating         Capital
                                                                  Leases          Leases
                                                                ---------         -------
              Fiscal year ending:
              2000                                              $ 4,458           $   893
              2001                                                3,736               893
              2002                                                3,513               893
              2003                                                3,399               784
              2004                                                3,330               458
              Thereafter                                         27,149               315
                                                                -------           -------
              Total minimum lease payments                      $45,585             4,236
                                                                =======
              Less amount representing interest                                       971
                                                                                  -------
              Total obligations under capital leases                                3,265
              Less current maturities                                                 563
                                                                                  -------
              Long-term obligations under capitalized
                 leases at March 28, 1999                                         $2,702
                                                                                  ======

                                     31

              Rental expense consists of (in thousands):

                                                                       March 28,      March 29,      March 30,
                                                                         1999           1998           1997
                                                                       --------       --------       --------
              Minimum rental commitments                               $4,844         $3,957         $3,310
              Rental based on percentage of sales                       1,491          1,253          1,036
                                                                       ------         ------         ------

                                                                       $6,335         $5,210         $4,346
                                                                       ======         ======         ======

7.       LONG-TERM DEBT

              Long-term debt consists of (in thousands):

                                                                       March 28,      March 29,
                                                                         1999           1998
                                                                       --------       --------
              Notes payable - bank (see below):
                Term loan                                              $11,250        $12,000
                Revolving line of credit                                                3,000
              Notes payable - other:
                7 1/2% unsecured promissory note payable
                   in monthly installments of $13                          174            313
                7% promissory note payable in monthly
                   installments of $30                                     347            670
                7% unsecured note obligation payable in
                   monthly installments of $7                              143            210
              Note obligation under terms of non
                competition agreement with former shareholder
                of Rudy's - discounted at 8%, payable in
                monthly installments $17                                   493            647
                                                                       -------       --------
                                                                        12,407         16,840
              Less current portion                                       1,735          1,433
                                                                       -------       --------

                                                                       $10,672        $15,407
                                                                       =======       ========

              The Company has a credit arrangement with a bank that includes a term loan and a revolving line of credit under which $15,000,000 was available at March 28, 1999. Interest under the credit arrangement accrues at the Company's option at either prime rate plus a margin up to 1.0% or at LIBOR plus a margin of 1.0% to 2.25%. At March 28, 1999, interest was accrued at 7.31%. The applicable interest rate margin varies with the Company's leverage ratio (defined as earnings before interest, taxes, and depreciation and amortization divided by funded indebtedness). The final maturity date of both the term loan and the revolving line of credit is March 31, 2004. The credit arrangement restricts the Company from making dividend payments and purchases of the Company's common equity securities and limits the amounts of capital expenditures that the Company can make annually during the term of the agreement. The credit arrangement also requires the Company to achieve certain ratios of operating cash flow to debt and other financial benchmarks. The credit agreement is collateralized by a security interest in the Company's assets.

              In fiscal 1996, the Company entered into a seven year interest rate swap agreement involving an exchange of floating rate interest payment obligations for fixed rate payment obligations. The swap agreement was entered into to protect against significant increases in interest rates on the variable rate bank indebtedness. Periodic cash payments either received or paid pursuant to the swap are accrued on a settlement basis as an adjustment to interest expense. The notional amount of the agreement at March 28, 1999 was $5,488,000 and that amount is reduced by $74,000 monthly until May 2002 when the balance of the agreement expires.

         Principal maturities of long-term debt obligations at March 28, 1999 are as follows:

         Fiscal year ending
         2000                  $ 1,735
         2001                    2,027
         2002                    2,645
         2003                    2,250
         2004                    3,000
         Thereafter                750
                               -------
         Total                 $12,407
                               =======

8.   INCOME TAXES

         Deferred tax assets and liabilities reflect the tax effect of temporary differences between amounts of assets and liabilities for financial reporting purposes and the amounts of such assets and liabilities as measured by income tax law. A valuation allowance is recognized to reduce deferred tax assets to the amounts that are more likely than not to be realized.

         The net deferred tax asset balance consists of (in thousands):

                                                          March 28, 1999                              March 29, 1998
                                              Assets         Liabilities      Total         Assets       Liabilities       Total
         -------------------------------------------------------------------------------------------------------------------------
         Excess book amortization for
             for pre-opening costs and
             capital leases                 $  812           $                $  812        $  846       $   -             $  846
         Tax loss carryforwards
             principally Rudy's
             Restaurant Group, Inc.           2,460                            2,460         2,891           -              2,891
         Accelerated depreciation for
              tax purposes                                       (620)          (620)                       (799)            (799)
         Income tax credits                     507                              507           940           -                940
         Other                                  333                              333            10           -                 10
         Less - valuation allowance            (107)                            (107)         (107)          -               (107)
                                             --------------------------------------------------------------------------------------

         Total asset (liability)             $4,005          $   (620)        $3,385        $4,580        $ (799)          $3,781
                                             ======================================================================================

         The Company's net operating loss carryforwards was $6,149,000 for ordinary income tax purposes and $6,462,000 for alternative minimum income tax purposes and are available to reduce future taxable income. Certain of the net operating loss carryforwards are subject to certain so-called "SRLY" rules which limit their use to offset future income earned by the entity that generated the loss. All other net operating loss carryforwards are available to offset income of Rudy's. Furthermore, the net operating loss carryforwards are subject to the change of control provision limiting the usage of the net operating loss carryforwards to approximately $1,100,000 per year. The valuation allowance has been established to reserve for net operating loss carryforwards not expected to be realized. All net operating loss carryforwards expire as follows (in thousands):

         Fiscal year ending
         2000                             $  573
         2001                                196
         2004                                297
         2005                              4,613
         2006                                470
                                          ------
                                          $6,149
                                          ======

         The income tax provision consists of (in thousands):

                                                                March 28,         March 29,        March 30,
                                                                  1999              1998             1997
         --------------------------------------------------------------------------------------------------
         Current:
             Federal (net of utilization of net operating
               loss of $1,079, $352 and $0 in fiscal years
               1999, 1998 and 1997, respectively)               $2,273            $1,254           $1,637
             State                                                 811               625              505
         Deferred:
             Federal and State                                     396             1,043               90
                                                                -------------------------------------------

         Income tax provision                                   $3,480            $2,922           $2,232
                                                                ===========================================

         The income tax provision differed from the amount computed at the statutory rate as follows (in thousands):

                                                                March 28,         March 29,        March 30,
                                                                  1999              1998             1997
         --------------------------------------------------------------------------------------------------
         Federal income tax provision at statutory rate of 34%   $3,399             $3,013          $2,441
         Change in valuation allowance                                                 (92)
         State income taxes, net of federal benefit                 535                413             333
         Tax credits, net                                          (593)              (498)           (426)
         Other                                                      139                 86            (116)
                                                                 -------------------------------------------

         Income tax provision                                    $3,480             $2,922          $2,232
                                                                 ===========================================

         Effective income tax rate                               34.8%              33.0%           31.1%
                                                                 ===========================================

9.   STOCKHOLDERS' EQUITY

         Series A Convertible Preferred Stock - The preferred stock has a liquidation preference of $1,000 per share, carries a cumulative dividend of 6% and entitles the holder a right to convert into a maximum of 104,887 shares of the Company's Class A Common Stock.

         Common and Class A Common Stock - The Company's Common Stock is convertible to Class A Common Stock on a one-for-one basis. The Class A Common Stock is identical to the Common Stock except that it gives the holder one-tenth (1/10) vote per share, voting together with the Company's Common Stock as a single class on all matters except the election of directors. For election of directors, the Class A Common Stockholders vote as a class to elect 25% of the members of the Board of Directors.

         Stock Options - The Company has various stock option plans, a 1994 Employee Stock Option Plan (1994 Plan), a 1996 Class A Stock Option Plan (1996 Plan), a 1997 Class A Stock Option Plan (1997 Plan) and a Directors' Stock Option Plan (Directors' Plan), under which a maximum of approximately 1,785,000 shares of the Company's Common Stock may be issued.

         Options granted under the 1996 and 1997 plans have a term of ten years from date of issuance, and are exercisable ratably over a three year period commencing with the date of the grant. Options granted under these plans require that the exercise price be at market value on the date of the grant, or for optionees that own more than 10% of the combined voting rights of the Company, at 110% of market value for incentive stock options.

         Options granted under the 1994 Plan are exercisable on the date of grant. Under the Directors' Plan, options to purchase 10,000 shares are automatically granted to each of the Company's non-employee directors on the date of the Company's annual meeting. Options granted under the

         Directors Plan are exercisable ratably over two years commencing with the first anniversary of the date of the grant. Certain options granted under such plan are still exercisable on varying dates through 2005.

         The Company accounts for stock-based compensation using the intrinsic value method. If the fair value method of accounting for stock-based compensation had been used, the pro forma net income and diluted earnings per share would be as follows:

                                                                March 28,         March 29,        March 30,
                                                                  1999              1998             1997
                                                                --------          --------         --------
         Net Income
             As reported                                        $6,518            $5,940           $4,947
             Pro forma                                          $5,760            $5,372           $4,870
         Diluted Earnings Per Common Share
             As reported                                        $1.02             $.93             $.77
             Pro forma                                          $ .90             $.84             $.76

         The following weighted average assumptions were used in the Black-Scholes option-pricing model: a risk-free interest rate of 5.5% for fiscal year 1999, 5.7% for 1998 and 6.8% for 1997, respectively; an expected life of four years, no expected dividend yield and a volatility factor of 58%, 34% and 45% for fiscal years 1999, 1998 and 1997, respectively.

         Due to the inclusion of only the grants made subsequent to fiscal 1995, the effects may not be representative of the pro forma impact in future years.

         The following table summarizes information about fixed-price stock options outstanding at March 28, 1999:

                                 Options Outstanding                           Options Exercisable
                        ----------------------------------------          ----------------------------
                                      Weighted-
                                       Average          Weighted                             Weighted
Ranges of                             Remaining         Average                               Average
exercise                             Contractual       Exercise                              Exercise
Prices                  Number          Life             Price            Number               Price
------------------------------------------------------------------------------------------------------
 $ 1 3/8 - $3 1/4        31,500          4.8            $ 2.75             31,500             $ 2.75
   6 3/4 -  8 3/8       404,803          8.7              7.43            198,503               7.51
   9 3/16 - 10 1/8      124,757          7.3              9.42            122,257               9.42
  10 1/4  - 12 1/4      316,500          8.5             12.14            215,167              12.11
 -----------------      -------                                           -------
 $ 1 3/8 - $12 1/4      877,560                                           567,427

         Transactions under the above plans for the years ended are as follows:

                                                              March 28,           March 29,        March 30,
                                                                1999                1998             1997
         --------------------------------------------------------------------------------------------------
         Balance, beginning of year                           669,427             222,407          129,900
         Granted                                              209,500             467,750          133,507
         Canceled                                                                  (3,750)
         Expired                                                                   (2,067)
         Exercised                                             (1,367)            (14,913)         (41,000)
                                                              ---------------------------------------------

         Balance, end of year                                 877,560             669,427          222,407
                                                              =============================================
         Weighted average fair value of options
             granted during year                              $  5.26            $   4.47         $   3.57

         On March 28, 1999, options for 567,427 of the shares are exercisable at prices ranging from $1 3/8 to $12 1/4.

         There were approximately 966,000 shares of common stock reserved at March 28, 1999, for issuance upon exercise of stock options.

         Stock Rights - The Company has a Shareholder Rights Plan under which a Preferred Share Purchase Right (Right) is represented by each outstanding share of the Company's Common and Class A Common Stock. The Rights operate to create substantial dilution to a potential acquiror who seeks to make an acquisition, the terms of which the Company's Board of Directors believes is inadequate or structured in a coercive manner.

         The Rights become exercisable on the tenth day (or such later date as the Board of Directors may determine) after public announcement that a person or a group (subject to certain exceptions) has acquired 20% or more of the outstanding Common Stock or an announcement of a tender offer that would result in beneficial ownership by a person or a group of 20% or more of the Common Stock.

10.  INCENTIVE AND DEFERRED COMPENSATION PLANS

         The Company has an incentive compensation plan (Plan) whereby bonus awards are made if the Company attains a certain targeted return on its opening equity. The purpose of the Plan is to improve the long-term sustainable results of operations of the Company by more fully aligning the interests of management and key employees with the shareholders of the Company. One-third of the amounts awarded are immediately made available to the employee and the remaining two-thirds becomes available ratably over the succeeding two years. Amounts allocated under the Plan may be taken in cash or deferred in a non-qualified deferred compensation plan. The target rate, which was 16% for 1999, 17.5% for 1998 and 20% for 1997, is approved annually based upon a review of the return of other publicly traded restaurant businesses by the Compensation Committee of the Board of Directors. The amount of the awards is capped at 50% of the eligible salary of the employee. The Company accrued $575,000, $475,000 and $450,000 for fiscal years 1999, 1998 and 1997, respectively.

         The Company has an executive retirement plan whereby certain key employees may elect to defer up to 20% of their salary and 100% of their bonus until retirement or age 55, whichever is later, or due to disability or death. Employees may select from various investment options for their available account balances. Investment earnings are credited to their accounts.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarter ended (in thousands except for per share information)

CAPTION>
                                                                   March 28, 1999
                                               4th              3rd               2nd              1st
         -------------------------------------------------------------------------------------------------
         REVENUES                              $30,085          $27,899           $26,347          $34,818
         GROSS PROFIT                           22,268           20,512            19,218           25,389
         NET INCOME                              2,452            1,753             1,145            1,168
         BASIC EARNINGS
             PER SHARE:                        $   .39          $   .29           $   .19          $   .19
         DILUTED EARNINGS
             PER SHARE:                        $   .38          $   .28           $   .18          $   .18


         Quarter ended (in thousands except for per share amounts)

                                                                   March 29, 1998
                                               4th              3rd               2nd              1st
         --------------------------------------------------------------------------------------------------
         REVENUES                              $26,880          $24,096           $21,192         $ 27,589
         GROSS PROFIT                           19,836           17,743            15,725           20,559
         NET INCOME                              1,598            1,562             1,140            1,640
         BASIC EARNINGS
             PER SHARE:                        $   .26          $   .25           $   .18         $    .26
         DILUTED EARNINGS
             PER SHARE :                       $   .25          $   .24           $   .16         $    .26


                          INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders of Benihana Inc.:

We have audited the accompanying consolidated balance sheets of Benihana Inc. and subsidiaries (the Company) as of March 28, 1999 and March 29, 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 28, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Benihana Inc. and subsidiaries as of March 28, 1999 and March 29, 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 1999 in conformity with generally accepted accounting principles.








Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
May 7, 1999

COMMON STOCK INFORMATION

The Company's Common Stock and Class A Stock are traded on the Nasdaq National Market System. There were 294 holders of record of the Company's Common Stock and 383 holders of record of the Class A Common Stock at March 28, 1999.

The table below sets forth high and low bid prices for the Company's Common Stock and Class A Common Stock, which do not include commissions and mark-ups or mark-downs for the periods indicated. Such bid prices reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                             Fiscal Year Ended
                                                             -----------------
                                               March 28, 1999                 March 29, 1998
                                            -----------------------        ----------------------
                  COMMON STOCK              High            Low            High            Low
                  1st Quarter               12 3/8          10 1/8          9 3/4           6 3/4
                  2nd Quarter               11 1/4           6 3/16        13               8 7/8
                  3rd Quarter               11               6 7/8         15              11 3/8
                  4th Quarter               11 3/4           9 3/4         12 3/4          11

                                                             Fiscal Year Ended
                                               March 28, 1999                 March 29, 1998
                                            -----------------------        ----------------------
                  CLASS A
                  COMMON STOCK              High            Low            High           Low
                  1st Quarter               12 1/6          9 3/4           8 5/8          6 1/2
                  2nd Quarter               10 7/8          5 5/8          12 3/8          8 1/8
                  3rd Quarter                9 1/2          6 1/4          13             11
                  4th Quarter               12              9 3/8          12 1/8         10 1/2

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

Exhibit 10.11



                                CREDIT AGREEMENT


                          Dated as of December 1, 1997


                                      among


                                  BENIHANA INC.
                                  as Borrower,


                                       AND

                      CERTAIN SUBSIDIARIES OF THE BORROWER
                         FROM TIME TO TIME PARTY HERETO,
                                 as Guarantors,


                               THE SEVERAL LENDERS
                         FROM TIME TO TIME PARTY HERETO


                                       AND


                           FIRST UNION NATIONAL BANK,
                                    as Agent

                                CREDIT AGREEMENT

         THIS CREDIT AGREEMENT, dated as of December 1, 1997 (as amended, modified, restated or supplemented from time to time, the "Credit Agreement"), is by and among BENIHANA INC., a Delaware corporation (the "Borrower"), the Guarantors (as defined herein), the Lenders (as defined herein) and FIRST UNION NATIONAL BANK, as Agent for the Lenders (in such capacity, the "Agent").

                               W I T N E S S E T H

         WHEREAS, the Borrower has requested that the Lenders provide a $27,000,000 credit facility for the purposes hereinafter set forth; and

         WHEREAS, the Lenders have agreed to make the requested credit facility available to the Borrower on the terms and conditions hereinafter set forth;

         NOW,  THEREFORE,  IN  CONSIDERATION  of the premises and other good and
valuable  consideration,   the  receipt  and  sufficiency  of  which  is  hereby
acknowledged, the parties hereto agree as follows:

                                    SECTION 1

                                   DEFINITIONS

         1.1      Definitions.

         As used in this Credit Agreement, the following terms shall have the meanings specified below unless the context otherwise requires:

                  "Acquired Company" means Rudy's Restaurant Group, Inc., a Nevada corporation.

                  "Acquisition" means the acquisition by any Person of the Capital Stock or all or substantially all of the Property of another Person, whether or not involving a merger or consolidation with such Person.

                  "Additional Credit Party" means each Person that becomes a Guarantor after the Closing Date by execution of a Joinder Agreement.

                  "Adjusted Base Rate" means the Base Rate plus the Applicable Margin.

                  "Adjusted Eurodollar Rate" means the Eurodollar Rate plus the Applicable Margin.

                  "Affiliate" means, with respect to any Person, any other Person (a) directly or indirectly controlling or controlled by or under direct or indirect common control with such Person or (b) directly or indirectly owning or holding five percent (5%) or more of the equity interest in such Person. For purposes of this definition, "control" when used with respect to any Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

                  "Agent" shall have the meaning assigned to such term in the heading hereof, together with any successors or assigns.

                  "Agent's Fee Letter" means that certain letter agreement, dated as of July 14, 1997, between the Agent and the Borrower, as amended, modified, restated or supplemented from time to time.

                           "Agent's Fees" shall have the meaning assigned to such term in Section 3.5(c).

                           "Applicable Lending Office" means, for each Lender, the office of such Lender (or of an Affiliate of such Lender) as such Lender may from time to time specify to the Agent and the Borrower by written notice as the office by which its Eurodollar Loans are made and maintained.

                           "Applicable    Margin"   means,   for   purposes   of
          calculating the applicable interest rate for any day for any Revolving Loan or any Term Loan, the applicable rate of the Commitment Fee for any day for purposes of Section 3.5(a) and the applicable rate of the Standby Letter of Credit Fee for any day for purposes of Section 3.5(b)(i), the appropriate Applicable Margin corresponding to the Leverage Ratio in effect as of the most recent Calculation Date:

                                                                                 Applicable
                                         Applicable        Applicable            Margin For        Applicable
                                         Margin For        Margin For             Standby          Margin For
           Pricing       Leverage        Eurodollar         Base Rate            Letter of         Commitment
            Level          Ratio            Loans            Loans               Credit Fee           Fees
           --------------------------------------------------------------------------------------------------
               I        Greater than       2.25%             1.00%                 2.25%              .50%
                        or equal to
                        2.25 to 1.0
           --------------------------------------------------------------------------------------------------
              II        Less than          2.00%              .75%                 2.00%              .375%
                        2.25 to 1.0
                        but greater
                        or equal to
                        1.75 to 1.0
            -------------------------------------------------------------------------------------------------
             III        Less than          1.50%              .25%                 1.50%              .25%
                        1.75 to 1.0
                        but greater
                        than or equal
                        to 1.25 to 1.0
            -------------------------------------------------------------------------------------------------
              IV        Less than 1.25     1.00%             0.00%                 1.00%              .25%
                        to 1.0
            -------------------------------------------------------------------------------------------------

              The Applicable Margins shall be determined and adjusted quarterly on the date (each a "Calculation Date") five Business Days after the date by which the Borrower is required to provide the officer's certificate in accordance with the provisions of Section 7.1(c) for the most recently ended fiscal quarter of the Consolidated Parties the first of which to occur on March 29, 1998; provided, however, that (i) the initial Applicable Margins shall be based on Pricing Level II (as shown above) and shall remain at Pricing Level II until March 29, 1998 and, thereafter, the Pricing Level shall be determined by the Leverage Ratio as of the last day of the most recently ended fiscal quarter of the Consolidated Parties preceding the applicable Calculation Date; provided further that if the Borrower fails to provide the officer's certificate required by Section 7.1(d) on or before the most recent Calculation Date, the Applicable Margin from such Calculation Date shall be based on Pricing Level I until such time as an appropriate officer's certificate is provided whereupon the Pricing Level shall be determined by the then current Leverage Ratio. Each Applicable Margin shall be effective from one Calculation Date until the next Calculation Date. Any adjustment in the Applicable Margins shall be applicable to all existing Loans as well as any new Loans made or issued.

                  "Application Period", in respect of any Asset Disposition, shall have the meaning assigned to such term in Section 8.5.

                  "Asset Disposition" means the disposition of any or all of the assets (including without limitation the Capital Stock of a Subsidiary but excluding the sale of inventory in the ordinary course of business) of any Consolidated Party whether by sale, lease, transfer or otherwise. The term "Asset Disposition" shall not include any Equity Issuance.

                  "Bankruptcy Code" means the Bankruptcy Code in Title 11 of the United States Code, as amended, modified, succeeded or replaced from time to time.

                  "Bankruptcy Event" means, with respect to any Person, the occurrence of any of the following with respect to such Person: (a) a court or governmental agency having jurisdiction in the premises shall enter a decree or order for relief in respect of such Person in an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or appointing a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of such Person or for any substantial part of its Property or ordering the winding up or liquidation of its affairs; or (b) there shall be commenced against such Person an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or any case, proceeding or other action for the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of such Person or for any substantial part of its Property or for the winding up or liquidation of its affairs, and such involuntary case or other case, proceeding or other action shall remain undismissed, undischarged or unbonded for a period of sixty (60) consecutive days; or (c) such Person shall commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or consent to the entry of an order for relief in an involuntary case under any such law, or consent to the appointment or taking possession by a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of such Person or for any substantial part of its Property or make any general assignment for the benefit of creditors; or (d) such Person shall be unable to, or shall admit in writing its inability to, pay its debts generally as they become due.

                  "Base Rate" means, for any day, the rate per annum equal to the higher of (a) the Federal Funds Rate for such day plus one-half of one percent (.5%) and (b) the Prime Rate for such day. Any change in the Base Rate due to a change in the Prime Rate or the Federal Funds Rate shall be effective on the effective date of such change in the Prime Rate or Federal Funds Rate.

                  "Base Rate Loan" means any Loan bearing interest at a rate determined by reference to the Base Rate.

                  "Borrower" means the Person identified as such in the heading hereof, together with any permitted successors and assigns.

                  "Business Day" means a day other than a Saturday, Sunday or other day on which commercial banks in Charlotte, North Carolina or New York, New York are authorized or required by law to close, except that, when used in connection with a Eurodollar Loan, such day shall also be a day on which dealings between banks are carried on in U.S. dollar deposits in London, England.

                  "Calculation Date" has the meaning set forth in the definition of "Applicable Margin" set forth in this Section 1.1.

                  "Capital Lease" means, as applied to any Person, any lease of any Property (whether real, personal or mixed) by that Person as lessee which, in accordance with GAAP, is or should be accounted for as a capital lease on the balance sheet of that Person.

                  "Capital Stock" means (a) in the case of a corporation, capital stock, (b) in the case of an association or business entity, any and all shares, interests, participations, rights or other equivalents (however designated) of capital stock, (c) in the case of a partnership, partnership interests (whether general or limited), (d) in the case of a limited liability company, membership interests and (e) any other interest or participation that confers on a Person the right to receive a share of the profits and losses of, or distributions of assets of, the issuing Person.

                  "Cash Equivalents" means (a) securities issued or directly and fully guaranteed or insured by the United States of America or any agency or instrumentality thereof (provided that the full faith and credit of the United States of America is pledged in support thereof) having maturities of not more than twelve months from the date of acquisition, (b) U.S. dollar denominated time deposits and certificates of deposit of (i) any Lender, (ii) any domestic commercial bank of recognized standing having capital and surplus in excess of $500,000,000 or (iii) any bank whose short-term commercial paper rating from S&P is at least A-1 or the equivalent thereof or from Moody's is at least P-1 or the equivalent thereof (any such bank being an "Approved Bank"), in each case with maturities of not more than 270 days from the date of acquisition, (c) commercial paper and variable or fixed rate notes issued by any Approved Bank (or by the parent company thereof) or any variable rate notes issued by, or guaranteed by, any domestic corporation rated A-1 (or the equivalent thereof) or better by S&P or P-1 (or the equivalent thereof) or better by Moody's and maturing within six months of the date of acquisition, (d) repurchase agreements with a bank or trust company (including any of the Lenders) or recognized securities dealer having capital and surplus in excess of $500,000,000 for direct obligations issued by or fully guaranteed by the United States of America in which any Credit Party shall have a perfected first priority security interest (subject to no other Liens) and having, on the date of purchase thereof, a fair market value of at least 100% of the amount of the repurchase obligations and (e) Investments, classified in accordance with GAAP as current assets, in money market investment programs registered under the Investment Company Act of 1940, as amended, which are administered by reputable financial institutions having capital of at least $500,000,000 and the portfolios of which are limited to Investments of the character described in the foregoing subdivisions (a) through (d).

                  "Change of Control" means the occurrence of any of the following events: (a) the failure of Rocky H. Aoki or Benihana of Tokyo, Inc. to maintain beneficial ownership, directly or indirectly, of Voting Stock of the Borrower representing at least 35% of the combined voting power of all Voting Stock of the Borrower, (b) any Person or two or more Persons acting in concert shall have acquired beneficial ownership, directly or indirectly, or shall have acquired by contract or otherwise, or shall have entered into a contract or arrangement that, upon consummation, will result in its or their acquisition of control over, Voting Stock of the Borrower (or other securities convertible into such Voting Stock) representing 20% or more of the combined voting power of all Voting Stock of the Borrower at any time when Benihana of Tokyo, Inc., Rocky H. Aoki and other officers and directors of the Borrower possess, collectively, directly or indirectly, less than sufficient voting power to elect a majority of the directors of the Borrower, or (c) Continuing Directors shall cease for any reason to constitute a majority of the members of the board of directors of the Borrower then in office. As used herein, "beneficial ownership" shall have the meaning provided in Rule 13d-3 of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934."

                  "Closing Date" means the date hereof.

                  "Code" means the Internal Revenue Code of 1986, as amended, and any successor statute thereto, as interpreted by the rules and regulations issued thereunder, in each case as in effect from time to time. References to sections of the Code shall be construed also to refer to any successor sections.

                  "Collateral" means a collective reference to the collateral which is identified in, and at any time will be covered by, the Collateral Documents.

                  "Collateral Documents" means a collective reference to the Security Agreement, the Pledge Agreement and such other documents executed and delivered in connection with the attachment and perfection of the Agent's security interests and liens arising thereunder, including without limitation, UCC financing statements and patent and trademark filings.

                  "Commitment" means (a) with respect to each Lender, the Revolving Commitment of such Lender and the Term Loan Commitment of such Lender and (b) with respect to the Issuing Lender, the LOC Commitment.

                  "Commitment Fee" shall have the meaning assigned to such term in Section 3.5(a).

                  "Commitment Fee Calculation Period" shall have the meaning assigned to such term in Section 3.5(a).

                  "Consolidated Accrued Interest Expense" means, for any period, accrued interest expense (including the amortization of debt discount and premium and the interest component under Capital Leases) of the Consolidated Parties on a consolidated basis for such period, as determined in accordance with GAAP. The applicable period shall be for the four consecutive quarters ending as of the date of determination, except that for the first three complete fiscal quarters to occur after the Closing Date, Consolidated Accrued Interest Expense shall be determined by annualizing the components thereof for the complete fiscal quarters occurring after the Closing Date (such that Consolidated Accrued Interest Expense for the first complete fiscal quarter to occur after the Closing Date would be multiplied by four
         (4), the first two complete  fiscal quarters would be multiplied by two
         (2) and the first three (3) complete fiscal quarters would be multiplied by one and one-third (1-1/3)).

                  "Consolidated Capital Expenditures" means, for any period, all capital expenditures of the Consolidated Parties on a consolidated basis for such period, as determined in accordance with GAAP.

                  "Consolidated Cash Taxes" means, for any period, the aggregate of all taxes of the Consolidated Parties on a consolidated basis for such period, as determined in accordance with GAAP, to the extent the same are paid in cash during such period.

                  "Consolidated EBITDA" means, for any period, the sum of (a) Consolidated Net Income for such period, plus (b) an amount which, in the determination of Consolidated Net Income for such period, has been deducted for (i) Consolidated Accrued Interest Expense, (ii) total accrued federal, state, local and foreign income, value added and similar taxes and (iii) depreciation and amortization expense, all as determined in accordance with GAAP. The applicable period shall be for the four consecutive quarters ending as of the date of determination, except that for the first three complete fiscal quarters to occur after the Closing Date, Consolidated EBITDA shall be determined by annualizing the components thereof for the complete fiscal quarters occurring after the Closing Date (such that Consolidated EBITDA for the first complete fiscal quarter to occur after the Closing Date would be multiplied by four (4), the first two complete fiscal quarters would be multiplied by two (2) and the first three complete fiscal quarters would be multiplied by one and one-third (1-1/3)).

                  "Consolidated EBITDA Threshold" means, with respect to each fiscal year end set forth below, the amount corresponding thereto:

                           Fiscal Year                         Amount
                           -----------                         ------
                           1999                                $15,820,000
                           2000                                $16,910,000
                           2001                                $17,815,000
                           2002                                $19,465,000
                           2003                                $21,216,000

                  "Consolidated Excess EBITDA" means, as of the end of each fiscal year of the Consolidated Parties, the dollar amount by which Consolidated EBITDA exceeds the Consolidated EBITDA Threshold.

                  "Consolidated Net Income" means, for any period, net income (excluding extraordinary items) after taxes for such period of the Consolidated Parties on a consolidated basis, as determined in accordance with GAAP.

                  "Consolidated Parties" means a collective reference to the Borrower and its Subsidiaries, and "Consolidated Party" means any one of them.

                  "Consolidated Scheduled Funded Debt Payments" means, as of the end of each fiscal quarter of the Consolidated Parties, for the Consolidated Parties on a consolidated basis, the sum of all scheduled payments of principal on Funded Indebtedness for the applicable period ending on such date (including the principal component of payments due on Capital Leases during the applicable period ending on such date); it being understood that Scheduled Funded Debt Payments shall not include voluntary prepayments or the mandatory prepayments required pursuant to
         Section 3.3.

                  "Continue", "Continuation", and "Continued" shall refer to the continuation pursuant to Section 3.2 hereof of a Eurodollar Loan from one Interest Period to the next Interest Period.

                  "Continuing Directors" means, during any period of up to 24 consecutive months, commencing after the Closing Date, individuals who at the beginning of such 24 month period were directors of the Borrower (together with any new director whose election by the Borrower's board of directors or whose nomination for election by the Borrower's shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of such period or whose election or nomination for election was previously so approved).

                  "Convert", "Conversion", and "Converted" shall refer to a conversion pursuant to Section 3.2 or Sections 3.7 through 3.12, inclusive, of a Base Rate Loan into a Eurodollar Loan.

                  "Credit Documents" means a collective reference to this Credit Agreement, the Notes, the LOC Documents, each Joinder Agreement, the Agent's Fee Letter, the Collateral Documents and all other related agreements and documents issued or delivered hereunder or thereunder or pursuant hereto or thereto (in each case as the same may be amended, modified, restated, supplemented, extended, renewed or replaced from time to time), and "Credit Document" means any one of them.

                  "Credit Parties" means a collective reference to the Borrower and the Guarantors, and "Credit Party" means any one of them.

                  "Credit Party Obligations" means, without duplication, (a) all of the obligations of the Credit Parties to the Lenders (including the Issuing Lender) and the Agent, whenever arising, under this Credit Agreement, the Notes, the Collateral Documents or any of the other Credit Documents (including, but not limited to, any interest accruing after the occurrence of a Bankruptcy Event with respect to any Credit Party, regardless of whether such interest is an allowed claim under the Bankruptcy Code) and (b) all liabilities and obligations, whenever arising, owing from the Borrower to any Lender, or any Affiliate of a Lender, arising under any Hedging Agreement.

                  "Default" means any event, act or condition which with notice or lapse of time, or both, would constitute an Event of Default.

                  "Defaulting Lender" means, at any time, any Lender that (a) has failed to make a Loan or purchase a Participation Interest required pursuant to the term of this Credit Agreement within one Business Day of when due, (b) other than as set forth in (a) above, has failed to pay to the Agent or any Lender an amount owed by such Lender pursuant to the terms of this Credit Agreement within one Business Day of when due, or (c) has been deemed insolvent or has become subject to a bankruptcy or insolvency proceeding or with respect to which (or with respect to any of assets of which) a receiver, trustee or similar official has been appointed.

                  "Dollars" and "$" means dollars in lawful currency of the United States of America.

                  "Domestic Subsidiary" means, with respect to any Person, any Subsidiary of such Person which is incorporated or organized under the laws of any State of the United States or the District of Columbia.

                  "Eligible Assignee" means (a) a Lender; (b) an Affiliate of a Lender; and (c) any other Person approved by the Agent and, unless an Event of Default has occurred and is continuing at the time any assignment is effected in accordance with Section 11.3, the Borrower (such approval not to be unreasonably withheld or delayed by the Borrower and such approval to be deemed given by the Borrower if no objection is received by the assigning Lender and the Agent from the Borrower within two Business Days after notice of such proposed assignment has been provided by the assigning Lender to the Borrower); provided, however, that neither the Borrower nor an Affiliate of the Borrower shall qualify as an Eligible Assignee.

                  "Environmental Laws" means any and all lawful and applicable Federal, state, local and foreign statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements or other governmental restrictions relating to the environment or to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals, or industrial, toxic or hazardous substances or wastes into the environment including, without limitation, ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants, chemicals, or industrial, toxic or hazardous substances or wastes.

                  "Equity Issuance" means any issuance by any Consolidated Party to any Person which is not a Credit Party of shares of its Capital Stock, including, without limitation, (a) any shares of its Capital Stock pursuant to the exercise of options or warrants and (b) any shares of its Capital Stock pursuant to the conversion of any debt securities to equity. The term "Equity Issuance" shall not include (i) any Asset Disposition or (ii) the issuance of shares of the Borrower's common stock or Class A common stock pursuant to options granted pursuant to any employee stock option plan or non-employee directors stock option plan of the Borrower, or upon the exercise of that certain warrant to purchase 200,000 shares of the Borrower's Class A common stock issued by the Borrower in connection with the Acquisition of the Acquired Company.

                  "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, and any successor statute thereto, as interpreted by the rules and regulations thereunder, all as the same may be in effect from time to time. References to sections of ERISA shall be construed also to refer to any successor sections.

                  "ERISA Affiliate" means an entity which is under common control with any Credit Party within the meaning of Section 4001(a)(14) of ERISA, or is a member of a group which includes the Borrower and which is treated as a single employer under Sections 414(b) or (c) of the Code.

                  "ERISA Event" means (a) with respect to any Plan, the occurrence of a Reportable Event or the substantial cessation of operations (within the meaning of Section 4062(e) of ERISA); (b) the withdrawal by any Consolidated Party or any ERISA Affiliate from a Multiple Employer Plan during a plan year in which it was a substantial employer (as such term is defined in Section 4001(a)(2) of ERISA), or the termination of a Multiple Employer Plan; (c) the distribution of a notice of intent to terminate or the actual termination of a Plan pursuant to Section 4041(a)(2) or 4041A of ERISA; (d) the institution of proceedings to terminate or the actual termination of a Plan by the PBGC under Section 4042 of ERISA; (e) any event or condition which might constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan; (f) the complete or partial withdrawal of any Consolidated Party or any ERISA Affiliate from a Multiemployer Plan; (g) the conditions for imposition of a lien under Section 302(f) of ERISA exist with respect to any Plan; or (h) the adoption of an amendment to any Plan requiring the provision of security to such Plan pursuant to Section 307 of ERISA.

                  "Eurodollar Loan" means any Loan that bears interest at a rate based upon the Eurodollar Rate.

                  "Eurodollar Rate" means, for any Eurodollar Loan for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by the Agent to be equal to the quotient obtained by dividing (a) the London Interbank Offered Rate for such Eurodollar Loan for such Interest Period by (b) 1 minus the Eurodollar Reserve Requirement for such Eurodollar Loan for such Interest Period.

                  "Eurodollar Reserve Requirement" means, at any time, the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental, or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by member banks of the Federal Reserve System against "Eurocurrency liabilities" (as such term is used in Regulation D). Without limiting the effect of the foregoing, the Eurodollar Reserve Requirement shall reflect any other reserves required to be maintained by such member banks with respect to (a) any category of liabilities which includes deposits by reference to which the Adjusted Eurodollar Rate is to be determined, or
         (b) any category of extensions of credit or other assets which include Eurodollar Loans. The Adjusted Eurodollar Rate shall be adjusted automatically on and as of the effective date of any change in the Eurodollar Reserve Requirement.

                  "Event of Default" means such term as defined in Section 9.1.

                  "Excluded Asset Disposition" means any Asset Disposition by any Consolidated Party to any Credit Party if (a) the Credit Parties shall cause to be executed and delivered such documents, instruments and certificates as the Agent may request so as to cause the Credit Parties to be in compliance with the terms of Section 7.13 after giving effect to such Asset Disposition and (b) after giving effect such Asset Disposition, no Default or Event of Default exists.

                  "Existing Credit Agreement" means the Second Amended and Restated Credit Agreement dated as of May 1, 1995 by and among Benihana National Corp., the Co-Makers, Benihana Inc., the Guarantors, First Union National Bank of Florida, as a Lender and as the Agent.

                  "Fees" means all fees payable pursuant to Section 3.5.

                  "Federal Funds Rate" means, for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day; provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and
         (b) if no such rate is so published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate charged to the Agent (in its individual capacity) on such day on such transactions as determined by the Agent.

                  "First Union National Bank" means First Union National Bank and its successors.

                  "Fixed Charge Coverage Ratio" means, as of the end of each fiscal quarter of the Consolidated Parties for the twelve month period ending on such date, the ratio of (a) Consolidated EBITDA for the applicable period to (b) the sum of (i) Consolidated Accrued Interest Expense for the applicable period plus (ii) Consolidated Capital Expenditures for the applicable period plus (iii) Consolidated Cash Taxes for the applicable period plus (iv) dividends paid during such period plus (v) Consolidated Scheduled Funded Debt Payments for the applicable period plus (vi) any amounts paid for the repurchase of preferred stock for the applicable period. The applicable period for the foregoing components shall be for the four consecutive quarters ending as of the date of determination, except that for the first three complete fiscal quarters to occur after the Closing Date, the Fixed Charge Coverage Ratio shall be determined by annualizing the components thereof for the complete fiscal quarters occurring after the Closing Date (such that the components of the Fixed Charge Coverage Ratio for the first complete fiscal quarter to occur after the Closing Date would be multiplied by four (4), the first two complete fiscal quarters would be multiplied by two (2) and the first three complete fiscal quarters would be multiplied by one and one-third (1-1/3)).

                  "Foreign Subsidiary" means, with respect to any Person, any Subsidiary of such Person which is not a Domestic Subsidiary of such Person.

                  "Funded  Indebtedness"  means,  with  respect  to any  Person, without  duplication,  (a) all  obligations of such Person for borrowed money, (b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, or upon which interest payments are customarily made, (c) all obligations of such Person under conditional sale or other title retention agreements relating to Property purchased by such Person (other than customary reservations or retentions of title under agreements with suppliers entered into in the ordinary course of business), (d) all obligations of such Person issued or assumed as the deferred purchase price of Property or services purchased by such Person (other than trade debt incurred in the ordinary course of business and due within six months of the incurrence thereof) which would appear as liabilities on a balance sheet of such Person, (e) all Guaranty Obligations of such Person, (f) the maximum amount of all standby letters of credit issued or bankers' acceptances facilities created for the account of such Person and, without duplication, all drafts drawn thereunder (to the extent unreimbursed),
         (g) all preferred Capital Stock issued by such Person and required by the terms thereof to be redeemed, or for which mandatory sinking fund payments are due, by a fixed date, (h) Indebtedness in respect of any synthetic lease, end loaded lease financing, tax retention operating lease, off-balance sheet loan or similar off-balance sheet financing product to which such Person is a party, (i) all Indebtedness of another Person of the type referred to in clauses (a)-(h) above secured by (or for which the holder of such Funded Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on, or payable out of the proceeds of production from, Property owned or acquired by such Person, whether or not the obligations secured thereby have been assumed, (j) all Guaranty Obligations of such Person with respect to Indebtedness of the type referred to in clauses (a)-(h) above of another Person and (k) Indebtedness of the type referred to in clauses (a)-(h) above of any partnership or unincorporated joint venture in which such Person is legally obligated or has a reasonable expectation of being liable with respect thereto.

                  "GAAP" means generally accepted accounting principles in the United States applied on a consistent basis and subject to the terms of
         Section 1.3.

                  "Governmental Authority" means any Federal, state, local or foreign court or governmental agency, authority, instrumentality or regulatory body.

                  "Guarantor" means each of the Persons identified as a "Guarantor" on the signature pages hereto and each Additional Credit Party which may hereafter execute a Joinder Agreement, together with their successors and permitted assigns, and "Guarantor" means any one of them.

                  "Guaranty Obligations" means, with respect to any Person, without duplication, any obligations of such Person (other than endorsements in the ordinary course of business of negotiable instruments for deposit or collection) guaranteeing or intended to guarantee any Indebtedness of any other Person in any manner, whether direct or indirect, and including without limitation any obligation, whether or not contingent, (a) to purchase any such Indebtedness or any Property constituting security therefor, (b) to advance or provide funds or other support for the payment or purchase of any such Indebtedness or to maintain working capital, solvency or other balance sheet condition of such other Person (including without limitation keep well agreements, maintenance agreements, comfort letters or similar agreements or arrangements) for the benefit of any holder of Indebtedness of such other Person, (c) to lease or purchase Property, securities or services primarily for the purpose of assuring the holder of such Indebtedness, or (d) to otherwise assure or hold harmless the holder of such Indebtedness against loss in respect thereof. The amount of any Guaranty Obligation hereunder shall (subject to any limitations set forth therein) be deemed to be an amount equal to the outstanding principal amount (or maximum principal amount, if larger) of the Indebtedness in respect of which such Guaranty Obligation is made.

                  "Hedging   Agreements"  means  any  interest  rate  protection
         agreement  or  foreign   currency   exchange   agreement   between  any
         Consolidated Party and any Lender, or any Affiliate of a Lender.

                  "Indebtedness" of any Person means (a) all obligations of such Person for borrowed money, (b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, or upon which interest payments are customarily made, (c) all obligations of such Person under conditional sale or other title retention agreements relating to Property purchased by such Person (other than customary reservations or retentions of title under agreements with suppliers entered into in the ordinary course of business), (d) all obligations of such Person issued or assumed as the deferred purchase price of Property or services purchased by such Person (other than trade debt incurred in the ordinary course of business and due within six months of the incurrence thereof) which would appear as liabilities on a balance sheet of such Person, (e) all obligations of such Person under take-or-pay or similar arrangements or under commodities agreements,
         (f) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on, or payable out of the proceeds of production from, Property owned or acquired by such Person, whether or not the obligations secured thereby have been assumed, (g) all Guaranty
         Obligations of such Person, (h) the principal portion of all obligations of such Person under Capital Leases, (i) all obligations of such Person under Hedging Agreements, (j) the maximum amount of all standby letters of credit issued or bankers' acceptances facilities created for the account of such Person and, without duplication, all drafts drawn thereunder (to the extent unreimbursed), (k) all preferred Capital Stock issued by such Person and required by the terms thereof to be redeemed, or for which mandatory sinking fund payments are due, by a fixed date and (l) the Indebtedness of any partnership or unincorporated joint venture in which such Person is a general partner or a joint venturer.

                  "Interest Coverage Ratio" means, with respect to the Consolidated Parties on a consolidated basis for the twelve month period ending on the last day of any fiscal quarter of the Consolidated Parties, the ratio of (a) Consolidated EBITDA for such period to (b) Consolidated Accrued Interest Expense for such period.

                  "Interest Payment Date" means (a) as to Base Rate Loans, the last day of each fiscal quarter of the Borrower and the Maturity Date, and (b) as to Eurodollar Loans, the last day of each applicable Interest Period and the Maturity Date.

                  "Interest Period" means, as to Eurodollar Loans, a period of one, two or three months' duration, as the Borrower may elect, commencing, in each case, on the date of the borrowing (including continuations and conversions thereof); provided, however, (a) if any Interest Period would end on a day which is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day (except that where the next succeeding Business Day falls in the next succeeding calendar month, then on the next preceding Business Day),
         (b) no Interest Period shall extend beyond the Maturity Date, (c) with regard to the Term Loans, no Interest Period shall extend beyond any Principal Amortization Payment Date unless the portion of Term Loans comprised of Base Rate Loans together with the portion of Term Loans comprised of Eurodollar Loans with Interest Periods expiring prior to the date such Principal Amortization Payment is due, is at least equal to the amount of such Principal Amortization Payment due on such date and (d) where an Interest Period begins on a day for which there is no numerically corresponding day in the calendar month in which the Interest Period is to end, such Interest Period shall end on the last Business Day of such calendar month.

                  "Investment" in any Person means (a) the acquisition (whether for cash, property, services, assumption of Indebtedness, securities or otherwise) of assets (excluding goods and inventory used or sold in the ordinary course of business), shares of Capital Stock, bonds, notes, debentures, partnership, joint ventures or other ownership interests or other securities of such other Person or (b) any deposit with, or advance, loan or other extension of credit to, such Person (other than deposits made in connection with the purchase of equipment or other assets in the ordinary course of business) or (c) any other capital contribution to or investment in such Person, including, without limitation, any Guaranty Obligations (including any support for a letter of credit issued on behalf of such Person) incurred for the benefit of such Person, but excluding any Restricted Payment to such Person.

                  "Issuing Lender" means First Union National Bank.

                  "Issuing Lender Fees" shall have the meaning assigned to such term in Section 3.5(b)(iii).

                  "Joinder Agreement" means a Joinder Agreement substantially in the form of Exhibit 7.12 hereto, executed and delivered by an Additional Credit Party in accordance with the provisions of Section 7.12.

                  "Lender" means any of the Persons identified as a "Lender" on the signature pages hereto, and any Person which may become a Lender by way of assignment in accordance with the terms hereof, together with their successors and permitted assigns.

                  "Letter of Credit" means any letter of credit issued by the Issuing Lender for the account of any Credit Party in accordance with the terms of Section 2.2.

                  "Leverage Ratio" means, with respect to the Consolidated Parties on a consolidated basis for the twelve month period ending on the last day of any fiscal quarter, the ratio of (a) Funded Indebtedness of the Consolidated Parties on a consolidated basis on the last day of such period to (b) Consolidated EBITDA for such period.

                  "Lien" means any mortgage, pledge, hypothecation, assignment, deposit arrangement, security interest, encumbrance, lien (statutory or otherwise), preference, priority or charge of any kind (including any agreement to give any of the foregoing, any conditional sale or other title retention agreement, any financing or similar statement or notice filed under the Uniform Commercial Code as adopted and in effect in the relevant jurisdiction or other similar recording or notice statute, and any lease in the nature thereof).

                  "Loan" or "Loans"  means the  Revolving  Loans and/or the Term
         Loans (or a portion of any Revolving Loan or Term Loan bearing interest at the Adjusted Base Rate or the Adjusted Eurodollar Rate), individually or collectively, as appropriate.

                  "LOC Commitment" means the commitment of the Issuing Lender to issue Letters of Credit in an aggregate face amount at any time outstanding (together with the amounts of any unreimbursed drawings thereon) of up to the LOC Committed Amount.

                  "LOC Committed Amount" shall have the meaning assigned to such term in Section 2.2.

                  "LOC Documents" means, with respect to any Letter of Credit, such Letter of Credit, any amendments thereto, any documents delivered in connection therewith, any application therefor, and any agreements, instruments, guarantees or other documents (whether general in application or applicable only to such Letter of Credit) governing or providing for (a) the rights and obligations of the parties concerned or at risk or (b) any collateral security for such obligations.

                  "LOC Obligations" means, at any time, the sum of (a) the maximum amount which is, or at any time thereafter may become, available to be drawn under Letters of Credit then outstanding, assuming compliance with all requirements for drawings referred to in such Letters of Credit plus (b) the aggregate amount of all drawings under Letters of Credit honored by the Issuing Lender but not theretofore reimbursed by the Borrower.

                  "London Interbank Offered Rate" shall mean, with respect to any Eurodollar Loan for the Interest Period applicable thereto, the rate of interest per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) appearing on Telerate Page 3750 (or any successor page) as the London interbank offered rate for deposits in Dollars at approximately 11:00 A.M. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period; provided, however, if more than one rate is specified on Telerate Page 3750, the applicable rate shall be the arithmetic mean of all such rates. If, for any reason, such rate is not available, the term "London Interbank Offered Rate" shall mean, with respect to any Eurodollar Loan for the Interest Period applicable thereto, the rate of interest per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) appearing on Reuters Screen LIBO Page as the London interbank offered rate for deposits in Dollars at approximately 11:00 A.M. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period; provided, however, if more than one rate is specified on Reuters Screen LIBO Page, the applicable rate shall be the arithmetic mean of all such rates.

                  "Material  Adverse Effect" means a material  adverse effect on
         (a) the condition (financial or otherwise), operations, business, assets, liabilities or prospects of any Consolidated Party, (b) the ability of any Credit Party to perform any material obligation under the Credit Documents to which it is a party or (c) the material rights and remedies of the Lenders under the Credit Documents.

                  "Materials of Environmental Concern" means any gasoline or petroleum (including crude oil or any fraction thereof) or petroleum products or any hazardous or toxic substances, materials or wastes, defined or regulated as such in or under any Environmental Laws, including, without limitation, asbestos, polychlorinated biphenyls and urea-formaldehyde insulation.

                  "Maturity Date" means (a) as to the Revolving Loans and Letters of Credit (and the related LOC Obligations), March 31, 2004 and
         (b) as to the Term Loan, the date of the final maturity of such Term Loan.

                  "Merger Agreement" means the Agreement and Plan of Merger dated as of July 22, 1997 by and among the Borrower, Benihana Merger Corp., Rudy's Restaurant Group, Inc., Bayview Partners and Douglas M. Rudolph.

                  "Moody's" means Moody's Investors Service, Inc., or any successor or assignee of the business of such company in the business of rating securities.

                  "Multiemployer Plan" means a Plan which is a multiemployer plan as defined in Sections 3(37) or 4001(a)(3) of ERISA.

                  "Multiple Employer Plan" means a Plan which any Consolidated Party or any ERISA Affiliate and at least one employer other than the Consolidated Parties or any ERISA Affiliate are contributing sponsors.

                  "Net Cash Proceeds" means the aggregate cash proceeds received by the Consolidated Parties in respect of any Asset Disposition or
         Equity Issuance, net of (a) direct costs (including, without limitation, legal, accounting and investment banking fees, and sales commissions), (b) taxes paid or payable as a result thereof; it being understood that "Net Cash Proceeds" shall include, without limitation, any cash received upon the sale or other disposition of any non-cash consideration received by the Consolidated Parties in any Asset
         Disposition or Equity Issuance, and (c) in the case of an Asset Disposition only, any amounts payable in respect of Indebtedness which is secured by, or otherwise related to, any Property which is the subject thereof to the extent such Indebtedness and any payments in respect thereof are paid with a portion of the proceeds therefrom.

                  "Note" or "Notes" means the Revolving Notes and/or the Term Notes, individually or collectively, as appropriate.

                  "Notice of Borrowing" means a written notice of borrowing in substantially the form of Exhibit 2.1(b)(i), as required by Section 2.1(b)(i), Section 2.3(b) or Section 2.4(b).

                  "Notice of Extension/Conversion" means the written notice of extension or conversion in substantially the form of Exhibit 3.2, as required by Section 3.2.

                  "Operating Lease" means, as applied to any Person, any lease (including, without limitation, leases which may be terminated by the lessee at any time) of any Property (whether real, personal or mixed) which is not a Capital Lease other than any such lease in which that Person is the lessor.

                  "Other Taxes" means such term as is defined in Section 3.11.

                  "Participation Interest" means a purchase by a Lender of a participation in Letters of Credit or LOC Obligations as provided in
         Section 2.2 or in any Loans as provided in Section 3.14.

                  "PBGC"  means  the  Pension   Benefit   Guaranty   Corporation
         established pursuant to Subtitle A of Title IV of ERISA and any successor thereof.

                  "Permitted Investments" means Investments which are either (a) cash and Cash Equivalents; (b) accounts receivable created, acquired or made by any Consolidated Party in the ordinary course of business and payable or dischargeable in accordance with customary trade terms; (c) Investments existing as of the Closing Date and set forth in Schedule 1.1A, (d) Guaranty Obligations permitted by Section 8.8; (e)
         transactions permitted by Section 8.9, (f) advances or loans to directors, officers, employees, agents, customers or suppliers that do not exceed $500,000 in the aggregate at any one time outstanding for all of the Consolidated Parties; (g) Investments in any Credit Party; or (h) equity securities listed on the New York Stock Exchange, provided that (i) the long-term credit rating of the corporation issuing such securities shall be A- (or the equivalent thereof) or better from S&P or A3 (or the equivalent thereof) or better from Moody's and (ii) the purchase price paid for all such equity securities held at any time shall not exceed $500,000.

                  "Permitted Liens" means:

         (a)      Liens in favor of the Agent to secure the Credit Party
         Obligations;

         (b) Liens (other than Liens created or imposed under ERISA) for taxes, assessments or governmental charges or levies not yet due or Liens for taxes being contested in good faith by appropriate proceedings for which adequate reserves determined in accordance with GAAP have been established (and as to which the Property subject to any such Lien is not yet subject to foreclosure, sale or loss on account thereof);

         (c) statutory Liens of landlords and Liens of carriers, warehousemen, mechanics, materialmen and suppliers and other Liens imposed by law or pursuant to customary reservations or retentions of title arising in the ordinary course of business, provided that such Liens secure only amounts not yet due and payable or, if due and payable, are unfiled and no other action has been taken to enforce the same or are being contested in good faith by appropriate proceedings for which adequate reserves determined in accordance with GAAP have been established (and as to which the Property subject to any such Lien is not yet subject to foreclosure, sale or loss on account thereof);

         (d) Liens (other than Liens created or imposed under ERISA) incurred or deposits made by any Consolidated Party in the ordinary course of business in connection with workers' compensation, unemployment insurance and other types of social security, or to secure the performance of tenders, statutory obligations, bids, leases, government contracts, performance and return-of-money bonds and other similar obligations (exclusive of obligations for the payment of borrowed money);

         (e) Liens in connection with attachments or judgments (including judgment or appeal bonds) provided that no Event of Default shall have occurred hereunder, and provided further, that the judgments secured shall, within 30 days after the entry thereof, have been discharged or execution thereof stayed pending appeal, or shall have been discharged within 30 days after the expiration of any such stay;

         (f) easements, rights-of-way, restrictions (including zoning restrictions), minor defects or irregularities in title and other similar charges or encumbrances not, in any material respect, impairing the use of the encumbered Property for its intended purposes;

         (g) Liens on Property securing purchase money Indebtedness (including Capital Leases) to the extent permitted under Section 8.1(c), provided that any such Lien attaches to such Property concurrently with or within 30 days after the acquisition thereof;

         (h) any interest of title of a lessor under, and Liens arising from UCC financing statements (or equivalent filings, registrations or agreements in foreign jurisdictions) relating to, leases permitted by this Credit Agreement;

         (i) normal and customary rights of setoff upon deposits of cash in favor of banks or other depository institutions provided, that no Event of Default shall have occurred hereunder; and

         (j) Liens existing as of the Closing Date and set forth on Schedule 1.1B; provided that (i) no such Lien shall at any time be extended to or cover any Property other than the Property subject thereto on the Closing Date and (ii) the principal amount of the Indebtedness secured by such Liens shall not be extended, renewed, refunded or refinanced.

                  "Person" means any individual, partnership, joint venture, firm, corporation, limited liability company, association, trust or other enterprise (whether or not incorporated) or any Governmental Authority.

                  "Plan" means any employee benefit plan (as defined in Section 3(3) of ERISA) which is covered by ERISA and with respect to which any Consolidated Party or any ERISA Affiliate is (or, if such plan were terminated at such time, would under Section 4069 of ERISA be deemed to
         be) an "employer" within the meaning of Section 3(5) of ERISA.

                  "Pledge Agreement" means the pledge agreement dated as of the Closing Date in the form of Exhibit 1.1A to be executed in favor of the Agent by each of the Credit Parties, as amended, modified, restated or supplemented from time to time.

                  "Prime Rate" means the per annum rate of interest established from time to time by First Union National Bank as its prime rate, which rate may not be the lowest rate of interest charged by First Union National Bank to its customers.

                  "Principal Amortization Payment" means a principal payment on the Term Loans as set forth in Section 2.3(d).

                  "Principal   Amortization  Payment  Date"  means  the  date  a
         Principal Amortization Payment is due.

                  "Principal Office" means the principal office of First Union National Bank, presently located at Charlotte, North Carolina.

                  "Property" means any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

                  "Register" shall have the meaning given such term in Section 11.3(c).

                  "Regulation G, T, U, or X" means Regulation G, T, U or X, respectively, of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor to all or a portion thereof.

                  "Release" means any spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, dumping or disposing into the environment (including the abandonment or discarding of barrels, containers and other closed receptacles containing any Materials of Environmental Concern).

                  "Reportable  Event"  means  any of the  events  set  forth  in
         Section 4043(c) of ERISA, other than those events as to which the notice requirement has been waived by regulation.

                  "Required Lenders" means, at any time, Lenders which are then in compliance with their obligations hereunder (as determined by the Agent) and holding in the aggregate at least 51% of (a) the Revolving Commitments (and Participation Interests therein) and the outstanding Term Loans (and Participation Interests therein) or (b) if the Commitments have been terminated, the outstanding Loans and Participation Interests (including the Participation Interests of the Issuing Lender in any Letters of Credit).

                  "Requirement of Law" means, as to any Person, the certificate of incorporation and by-laws or other organizational or governing documents of such Person, and any law, treaty, rule or regulation or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its material property is subject.

                  "Responsible Officer" means either the president or chief financial officer of the Borrower.

                  "Restricted Payment" means (a) any dividend or other distribution, direct or indirect, on account of any shares of any class of Capital Stock of any Consolidated Party, now or hereafter outstanding, (b) any redemption, retirement, sinking fund or similar payment, purchase or other acquisition for value, direct or indirect, of any shares of any class of Capital Stock of any Consolidated Party, now or hereafter outstanding and (c) any payment made to retire, or to obtain the surrender of, any outstanding warrants, options or other rights to acquire shares of any class of Capital Stock of any Consolidated Party, now or hereafter outstanding.

                  "Revolving Commitment" means, with respect to each Lender, the commitment of such Lender in an aggregate principal amount at any time outstanding of up to such Lender's Revolving Commitment Percentage of the Revolving Committed Amount, (a) to make Revolving Loans in accordance with the provisions of Section 2.1(a) and (b) to purchase Participation Interests in Letters of Credit in accordance with the provisions of Section 2.2(c).

                  "Revolving Commitment Percentage" means, for any Lender, the percentage identified as its Revolving Commitment Percentage on
         Schedule 2.1(a), as such percentage may be modified in connection with any assignment made in accordance with the provisions of Section 11.3.

                  "Revolving Committed Amount" shall have the meaning assigned to such term in Section 2.1(a).

                  "Revolving Loans" shall have the meaning assigned to such term in Section 2.1(a).

                  "Revolving Note" or "Revolving Notes" means the promissory notes of the Borrower in favor of each of the Lenders evidencing the Revolving Loans provided pursuant to Section 2.1(e), individually or collectively, as appropriate, as such promissory notes may be amended, modified, restated, supplemented, extended, renewed or replaced from time to time.

                  "S&P" means Standard & Poor's Ratings Group, a division of McGraw Hill, Inc., or any successor or assignee of the business of such division in the business of rating securities.

                  "Sale and Leaseback Transaction" means any direct or indirect arrangement with any Person or to which any such Person is a party, providing for the leasing to any Consolidated Party of any Property, whether owned by such Consolidated Party as of the Closing Date or later acquired, which has been or is to be sold or transferred by such Consolidated Party to such Person or to any other Person from whom funds have been, or are to be, advanced by such Person on the security of such Property.

                  "Security Agreement" means the security agreement dated as of the Closing Date in the form of Exhibit 1.1B to be executed in favor of the Agent by each of the Credit Parties, as amended, modified, restated or supplemented from time to time.

                  "Single Employer Plan" means any Plan which is covered by Title IV of ERISA, but which is not a Multiemployer Plan or a Multiple Employer Plan.

                  "Solvent" or "Solvency" means, with respect to any Person as of a particular date, that on such date (a) such Person is able to realize upon its assets and pay its debts and other liabilities, contingent obligations and other commitments as they mature in the normal course of business, (b) such Person does not intend to, and does not believe that it will, incur debts or liabilities beyond such Person's ability to pay as such debts and liabilities mature in their ordinary course, (c) such Person is not engaged in a business or a transaction, and is not about to engage in a business or a transaction, for which such Person's Property would constitute unreasonably small capital after giving due consideration to the prevailing practice in the industry in which such Person is engaged or is to engage, (d) the fair value of the Property of such Person is greater than the total amount of liabilities, including, without limitation, contingent liabilities, of such Person and (e) the present fair salable value of the assets of such Person is not less than the amount that will be required to pay the probable liability of such Person on its debts as they become absolute and matured. In computing the amount of contingent liabilities at any time, it is intended that such liabilities will be computed at the amount which, in light of all the facts and circumstances existing at such time, represents the amount that can reasonably be expected to become an actual or matured liability.

                  "Standby Letter of Credit Fee" shall have the meaning assigned to such term in Section 3.5(b)(i).

                  "Subsidiary" means, as to any Person, (a) any corporation more than 50% of whose Capital Stock of any class or classes having by the terms thereof ordinary voting power to elect a majority of the directors of such corporation (irrespective of whether or not at the time, any class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is at the time owned by such Person directly or indirectly through Subsidiaries, and (b) any partnership, association, joint venture or other entity in which such Person directly or indirectly through Subsidiaries has more than 50% equity interest at any time.

                  "Taxes" means such term as is defined in Section 3.11.

                  "Trade Letter of Credit Fee" shall have the meaning assigned to such term in Section 3.5(b)(ii).

                  "Term Loan"  shall have the  meaning  assigned to such term in
         Section 2.3(a).

                  "Term Loan Commitment" means, with respect to each Lender, the commitment of such Lender to make its portion of the Term Loan in a principal amount equal to such Lender's Term Loan Commitment Percentage of the Term Loan Committed Amount.

                  "Term Loan Commitment Percentage" means, for any Lender, the percentage identified as its Term Loan Commitment Percentage on
         Schedule 2.1(a), as such percentage may be modified in connection with any assignment made in accordance with the provisions of Section 11.3.

                  "Term Loan Committed Amount" shall have the meaning assigned to such term in Section 2.3(a).

         "Term Note" or "Term Notes" means the promissory notes of the Borrower in favor of each of the Lenders evidencing the Term Loans provided pursuant to Section 2.3(f), individually or collectively, as appropriate, as such promissory notes may be amended, modified, restated, supplemented, extended, renewed or replaced from time to time.
                  "Voting Stock" means, with respect to any Person, Capital Stock issued by such Person the holders of which are ordinarily, in the absence of contingencies, entitled to vote for the election of directors (or persons performing similar functions) of such Person, even though the right so to vote has been suspended by the happening of such a contingency.

                  "Wholly Owned Subsidiary" of any Person means any Subsidiary 100% of whose Voting Stock or other equity interests is at the time owned by such Person directly or indirectly through other Wholly Owned Subsidiaries.

         1.2      Computation of Time Periods.

         For purposes of computation of periods of time hereunder, the word "from" means "from and including" and the words "to" and "until" each mean "to but excluding."

         1.3      Accounting Terms.

         Except as otherwise expressly provided herein, all accounting terms used herein shall be interpreted, and all financial statements and certificates and reports as to financial matters required to be delivered to the Lenders hereunder shall be prepared, in accordance with GAAP applied on a consistent basis. All calculations made for the purposes of determining compliance with this Credit Agreement shall (except as otherwise expressly provided herein) be made by application of GAAP applied on a basis consistent with the most recent annual or quarterly financial statements delivered pursuant to Section 7.1 (or, prior to the delivery of the first financial statements pursuant to Section 7.1, consistent with the financial statements as at March 30, 1997); provided, however, if (a) the Borrower shall object to determining such compliance on such basis at the time of delivery of such financial statements due to any change in GAAP or the rules promulgated with respect thereto or (b) the Agent or the Required Lenders shall so object in writing within 60 days after delivery of such financial statements, then such calculations shall be made on a basis consistent with the most recent financial statements delivered by the Borrower to the Lenders as to which no such objection shall have been made.

                                    SECTION 2

                                CREDIT FACILITIES

         2.1      Revolving Loans.


                  (a) Revolving Commitment. Subject to the terms and conditions hereof and in reliance upon the representations and warranties set forth herein, each Lender severally agrees to make available to the Borrower such Lender's Revolving Commitment Percentage of revolving credit loans requested by the Borrower in Dollars ("Revolving Loans") from time to time from the Closing Date until the Maturity Date, or such earlier date as the Revolving Commitments shall have been terminated as provided herein for the purposes hereinafter set forth; provided, however, that the sum of the aggregate principal amount of outstanding Revolving Loans shall not exceed FIFTEEN MILLION DOLLARS ($15,000,000) (as such aggregate maximum amount may be reduced from time to time as provided in Section 3.4, the "Revolving Committed Amount"); provided, further, (A) with regard to each Lender individually, such Lender's outstanding Revolving Loans shall not exceed such Lender's Revolving Commitment Percentage of the Revolving Committed Amount, and (B) the aggregate principal amount of outstanding Revolving Loans plus LOC Obligations outstanding shall not exceed the Revolving Committed Amount. Revolving Loans may consist of Base Rate Loans or Eurodollar Loans, or a combination thereof, as the Borrower may request, and may be repaid and reborrowed in accordance with the provisions hereof; provided, however, that no more than 5 Eurodollar Loans shall be outstanding hereunder at any time. For purposes hereof, Eurodollar Loans with different Interest Periods shall be considered as separate Eurodollar Loans, even if they begin on the same date, although borrowings, extensions and conversions may, in accordance with the provisions hereof, be combined at the end of existing Interest Periods to constitute a new Eurodollar Loan with a single Interest Period. Revolving Loans hereunder may be repaid and reborrowed in accordance with the provisions hereof.

                  (b)      Revolving Loan Borrowings.

                           (i) Notice of Borrowing. The Borrower shall request a
                  Revolving Loan borrowing by written notice (or telephonic notice promptly confirmed in writing) to the Agent not later than 11:00 A.M. (Charlotte, North Carolina time) on the Business Day prior to the date of the requested borrowing in the case of Base Rate Loans, and on the third Business Day prior to the date of the requested borrowing in the case of Eurodollar Loans. Each such request for borrowing shall be irrevocable and shall specify (A) that a Revolving Loan is requested, (B) the date of the requested borrowing (which shall be a Business Day), (C) the aggregate principal amount to be borrowed, and (D) whether the borrowing shall be comprised of Base Rate Loans, Eurodollar Loans or a combination thereof, and if Eurodollar Loans are requested, the Interest Period(s) therefor. If the Borrower shall fail to specify in any such Notice of Borrowing (I) an applicable Interest Period in the case of a Eurodollar Loan, then such notice shall be deemed to be a request for an Interest Period of one month, or (II) the type of Revolving Loan requested, then such notice shall be deemed to be a request for a Base Rate Loan hereunder. The Agent shall give notice to each affected Lender promptly upon receipt of each Notice of Borrowing pursuant to this Section 2.1(b)(i), the contents thereof and each such Lender's share of any borrowing to be made pursuant thereto.

                           (ii) Minimum  Amounts.  Each  Eurodollar Loan or Base
                  Rate Loan that is a Revolving Loan shall be in a minimum aggregate principal amount of $100,000 and integral multiples of $25,000 in excess thereof (or the remaining amount of the Revolving Committed Amount, if less).

                           (iii) Advances. Each Lender will make its Revolving Commitment Percentage of each Revolving Loan borrowing available to the Agent for the account of the Borrower as specified in Section 3.15(a), or in such other manner as the Agent may specify in writing, by 1:00 P.M. (Charlotte, North Carolina time) on the date specified in the applicable Notice of Borrowing in Dollars and in funds immediately available to the Agent. Such borrowing will then be made available to the Borrower by the Agent by crediting the account of the Borrower on the books of such office with the aggregate of the amounts made available to the Agent by the Lenders and in like funds as received by the Agent.

                  (c) Repayment. The principal amount of all Revolving Loans shall be due and payable in full on the Maturity
                  Date,  unless accelerated sooner pursuant to Section 9.2.

                  (d)      Interest.  Subject to the provisions of Section 3.1,

                           (i) Base Rate Loans. During such periods as Revolving
                  Loans shall be comprised in whole or in part of Base Rate Loans, such Base Rate Loans shall bear interest at a per annum rate equal to the Adjusted Base Rate.

                           (ii) Eurodollar Loans. During such periods as Revolving Loans shall be comprised in whole or in part of Eurodollar Loans, such Eurodollar Loans shall bear interest at a per annum rate equal to the Adjusted Eurodollar Rate.

         Interest on Revolving Loans shall be payable in arrears on each applicable Interest Payment Date (or at such other times as may be specified herein).

                  (e) Revolving Notes. The Revolving Loans made by each Lender shall be evidenced by a duly executed promissory note of the Borrower to such Lender in an original principal amount equal to such Lender's Revolving Commitment Percentage of the Revolving Committed Amount and in substantially the form of Exhibit 2.1(e).

         2.2      Letter of Credit Subfacility.

                  (a) Issuance. Subject to the terms and conditions hereof and of the LOC Documents, if any, and any other terms and conditions which the Issuing Lender may reasonably require and in reliance upon the representations and warranties set forth herein, the Issuing Lender agrees to issue, and each Lender severally agrees to participate in the issuance by the Issuing Lender of, standby and trade Letters of Credit in Dollars from time to time from the Closing Date until the Maturity Date as the Borrower may request, in a form acceptable to the Issuing Lender; provided, however, that (i) the LOC Obligations outstanding shall not at any time exceed ONE MILLION DOLLARS ($1,000,000) (the "LOC Committed Amount") and (ii) the sum of the aggregate principal amount of outstanding Revolving Loans plus LOC Obligations outstanding shall not at any time exceed the Revolving Committed Amount. No Letter of Credit shall (x) have an original expiry date more than one year from the date of issuance or (y) as originally issued or as extended, have an expiry date extending beyond the Maturity Date. Each Letter of Credit shall comply with the related LOC Documents. The issuance and expiry dates of each Letter of Credit shall be a Business Day.

                  (b) Notice and Reports. The request for the issuance of a Letter of Credit shall be submitted by the Borrower to the Issuing Lender at least three (3) Business Days prior to the requested date of issuance. The Issuing Lender will, at least quarterly and more frequently upon request, disseminate to each of the Lenders a detailed report specifying the Letters of Credit which are then issued and outstanding and any activity with respect thereto which may have occurred since the date of the prior report, and including therein, among other things, the beneficiary, the face amount and the expiry date, as well as any payment or expirations which may have occurred.

                  (c) Participation. Each Lender, upon issuance of a Letter of Credit, shall be deemed to have purchased without recourse a Participation Interest from the applicable Issuing Lender in such Letter of Credit and the obligations arising thereunder and any collateral relating thereto, in each case in an amount equal to its pro rata share of the obligations under such Letter of Credit (based on the respective Revolving Commitment Percentages of the Lenders) and shall absolutely, unconditionally and irrevocably assume and be obligated to pay to the Issuing Lender and discharge when due, its pro rata share of the obligations arising under such Letter of Credit. Without limiting the scope and nature of each Lender's Participation Interest in any Letter of Credit, to the extent that the Issuing Lender has not been reimbursed as required hereunder or under any such Letter of Credit, each such Lender shall pay to the Issuing Lender its pro rata share of such unreimbursed drawing in same day funds on the day of notification by the Issuing Lender of an unreimbursed drawing pursuant to the provisions of subsection (d) below. The obligation of each Lender to so reimburse the Issuing Lender shall be absolute and unconditional and shall not be affected by the occurrence of a Default, an Event of Default or any other occurrence or event. Any such reimbursement shall not relieve or otherwise impair the obligation of the Borrower to reimburse the Issuing Lender under any Letter of Credit, together with interest as hereinafter provided.

                  (d) Reimbursement. In the event of any drawing under any Letter of Credit, the Issuing Lender will promptly notify the Borrower. Unless the Borrower shall immediately notify the Issuing Lender that the Borrower intends to otherwise reimburse the Issuing Lender for such drawing, the Borrower shall be deemed to have requested that the Lenders make a Revolving Loan in the amount of the drawing as provided in subsection (e) below on the related Letter of Credit, the proceeds of which will be used to satisfy the related reimbursement obligations. The Borrower promises to reimburse the Issuing Lender on the day of drawing under any Letter of Credit (either with the proceeds of a Revolving Loan obtained hereunder or otherwise) in same day funds. If the Borrower shall fail to reimburse the Issuing Lender as provided hereinabove, the unreimbursed amount of such drawing shall bear interest at a per annum rate equal to the Base Rate plus 3%. The Borrower's reimbursement obligations hereunder shall be absolute and unconditional under all circumstances irrespective of any rights of setoff, counterclaim or defense to payment the Borrower may claim or have against the Issuing Lender, the Agent, the Lenders, the beneficiary of the Letter of Credit drawn upon or any other Person, including without limitation any defense based on any failure of the Borrower or any other Credit Party to receive consideration or the legality, validity, regularity or unenforceability of the Letter of Credit. The Issuing Lender will promptly notify the other Lenders of the amount of any unreimbursed drawing and each Lender shall promptly pay to the Agent for the account of the Issuing Lender in Dollars and in immediately available funds, the amount of such Lender's pro rata share of such unreimbursed drawing. Such payment shall be made on the day such notice is received by such Lender from the Issuing Lender if such notice is received at or before 2:00 P.M. (Charlotte, North Carolina time) otherwise such payment shall be made at or before 12:00 Noon (Charlotte, North Carolina time) on the Business Day next succeeding the day such notice is received. If such Lender does not pay such amount to the Issuing Lender in full upon such request, such Lender shall, on demand, pay to the Agent for the account of the Issuing Lender interest on the unpaid amount during the period from the date of such drawing until such Lender pays such amount to the Issuing Lender in full at a rate per annum equal to, if paid within two (2) Business Days of the date that such Lender is required to make payments of such amount pursuant to the preceding sentence, the Federal Funds Rate and thereafter at a rate equal to the Base Rate. Each Lender's obligation to make such payment to the Issuing Lender, and the right of the Issuing Lender to receive the same, shall be absolute and unconditional, shall not be affected by any circumstance whatsoever and without regard to the termination of this Credit Agreement or the Commitments hereunder, the existence of a Default or Event of Default or the acceleration of the obligations of the Borrower hereunder and shall be made without any offset, abatement, withholding or reduction whatsoever. Simultaneously with the making of each such payment by a Lender to the Issuing Lender, such Lender shall, automatically and without any further action on the part of the Issuing Lender or such Lender, acquire a Participation Interest in an amount equal to such payment (excluding the portion of such payment constituting interest owing to the Issuing Lender) in the related unreimbursed drawing portion of the LOC Obligation and in the interest thereon and in the related LOC Documents, and shall have a claim against the Borrower with respect thereto.

                  (e) Repayment with Revolving Loans. On any day on which the Borrower shall have requested, or been deemed to have requested, a Revolving Loan advance to reimburse a drawing under a Letter of Credit, the Agent shall give notice to the Lenders that a Revolving Loan has been requested or deemed requested by the Borrower to be made in connection with a drawing under a Letter of Credit, in which case a Revolving Loan advance comprised of Base Rate Loans (or Eurodollar Loans to the extent the Borrower has complied with the procedures of
         Section 2.1(b)(i) with respect thereto) shall be immediately made to the Borrower by all Lenders (notwithstanding any termination of the Commitments pursuant to Section 9.2) pro rata based on the respective Revolving Commitment Percentages of the Lenders (determined before giving effect to any termination of the Commitments pursuant to Section 9.2) and the proceeds thereof shall be paid directly to the Issuing Lender for application to the respective LOC Obligations. Each such Lender hereby irrevocably agrees to make its pro rata share of each such Revolving Loan immediately upon any such request or deemed request in the amount, in the manner and on the date specified in the preceding sentence notwithstanding (i) the amount of such borrowing may not comply with the minimum amount for advances of Revolving Loans otherwise required hereunder, (ii) whether any conditions specified in
         Section 5.2 are then satisfied, (iii) whether a Default or an Event of Default then exists, (iv) failure for any such request or deemed request for Revolving Loan to be made by the time otherwise required hereunder, (v) whether the date of such borrowing is a date on which Revolving Loans are otherwise permitted to be made hereunder or (vi) any termination of the Commitments relating thereto immediately prior to or contemporaneously with such borrowing. In the event that any Revolving Loan cannot for any reason be made on the date otherwise required above (including, without limitation, as a result of the commencement of a proceeding under the Bankruptcy Code with respect to the Borrower or any Credit Party), then each such Lender hereby agrees that it shall forthwith purchase (as of the date such borrowing would otherwise have occurred, but adjusted for any payments received from the Borrower on or after such date and prior to such purchase) from the Issuing Lender such Participation Interests in the outstanding LOC Obligations as shall be necessary to cause each such Lender to share in such LOC Obligations ratably (based upon the respective Revolving Commitment Percentages of the Lenders (determined before giving effect to any termination of the Commitments pursuant to Section 9.2)), provided that at the time any purchase of Participation Interests pursuant to this sentence is actually made, the purchasing Lender shall be required to pay to the Issuing Lender, to the extent not paid to the Issuer by the Borrower in accordance with the terms of subsection (d) above, interest on the principal amount of Participation Interests purchased for each day from and including the day upon which such borrowing would otherwise have occurred to but excluding the date of payment for such Participation Interests, at the rate equal to, if paid within two (2) Business Days of the date of the Revolving Loan advance, the Federal Funds Rate, and thereafter at a rate equal to the Base Rate.

                  (f) Designation of Consolidated Parties as Account Parties. Notwithstanding anything to the contrary set forth in this Credit Agreement, including without limitation Section 2.2(a), a Letter of Credit issued hereunder may contain a statement to the effect that such Letter of Credit is issued for the account of a Consolidated Party other than the Borrower, provided that notwithstanding such statement, the Borrower shall be the actual account party for all purposes of this Credit Agreement for such Letter of Credit and such statement shall not affect the Borrower's reimbursement obligations hereunder with respect to such Letter of Credit.

                  (g) Renewal, Extension. The renewal or extension of any Letter of Credit shall, for purposes hereof, be treated in all respects the same as the issuance of a new Letter of Credit hereunder.

                  (h) Uniform Customs and Practices. The Issuing Lender may have the Letters of Credit be subject to The Uniform Customs and Practice for Documentary Credits, as published as of the date of issue by the International Chamber of Commerce (the "UCP"), in which case the UCP may be incorporated therein and deemed in all respects to be a part thereof.

                  (i)      Indemnification; Nature of Issuing Lender's Duties.

                           (i) In addition to its other  obligations  under this
                  Section 2.2, the Borrower hereby agrees to pay, and protect, indemnify and save each Lender harmless from and against, any and all claims, demands, liabilities, damages, losses, costs, charges and expenses (including reasonable attorneys' fees) (unless the same shall have resulted from such Lender's gross negligence or willful misconduct) that such Lender may incur or be subject to as a consequence, direct or indirect, of (A) the issuance of any Letter of Credit or (B) the failure of such Lender to honor a drawing under a Letter of Credit as a result of any act or omission, whether rightful or wrongful, of any present or future de jure or de facto government or Governmental Authority (all such acts or omissions, herein called "Government Acts").

                           (ii) As between the Borrower and the Lenders (including the Issuing Lender), the Borrower shall assume all risks of the acts, omissions or misuse of any Letter of Credit by the beneficiary thereof. Unless the same shall have resulted from such Lenders gross negligence or willful misconduct, no Lender (including the Issuing Lender) shall be responsible: (A) for the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for and issuance of any Letter of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (B) for the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, that may prove to be invalid or ineffective for any reason; (C) for errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise, whether or not they be in cipher; (D) for any loss or delay in the transmission or otherwise of any document required in order to make a drawing under a Letter of Credit or of the proceeds thereof; and (E) for any consequences arising from causes beyond the control of such Lender, including, without limitation, any Government Acts. None of the above shall affect, impair, or prevent the vesting of the Issuing Lender's rights or powers hereunder.

                           (iii) In furtherance and extension and not in limitation of the specific provisions hereinabove set forth, any action taken or omitted by any Lender (including the Issuing Lender), under or in connection with any Letter of Credit or the related certificates, if taken or omitted in good faith, shall not put such Lender under any resulting liability to the Borrower or any other Credit Party. It is the intention of the parties that this Credit Agreement shall be construed and applied to protect and indemnify each Lender (including the Issuing Lender) against any and all risks involved in the issuance of the Letters of Credit, all of which risks are hereby assumed by the Borrower (on behalf of itself and each of the other Credit Parties), including, without limitation, any and all Government Acts. No Lender (including the Issuing Lender) shall, in any way, be liable for any failure by such Lender or anyone else to pay any drawing under any Letter of Credit as a result of any Government Acts or any other cause beyond the control of such Lender.

                           (iv) Nothing in this subsection (h) is intended to limit the reimbursement obligations of the Borrower contained in subsection (d) above. The obligations of the Borrower under this subsection (h) shall survive the termination of this Credit Agreement. No act or omissions of any current or prior beneficiary of a Letter of Credit shall in any way affect or impair the rights of the Lenders (including the Issuing Lender) to enforce any right, power or benefit under this Credit Agreement.

                           (v) Notwithstanding anything to the contrary contained in this subsection (h), the Borrower shall have no obligation to indemnify any Lender (including the Issuing Lender) in respect of any liability incurred by such Lender
                  (A) arising solely out of the gross negligence or willful misconduct of such Lender, as determined by a court of competent jurisdiction, or (B) caused by such Lender's failure to pay under any Letter of Credit after presentation to it of a request strictly complying with the terms and conditions of such Letter of Credit, as determined by a court of competent jurisdiction, unless such payment is prohibited by any law, regulation, court order or decree.

                  (j) Responsibility of Issuing Lender. It is expressly understood and agreed that the obligations of the Issuing Lender hereunder to the Lenders are only those expressly set forth in this Credit Agreement and that the Issuing Lender shall be entitled to assume that the conditions precedent set forth in Section 5.2 have been satisfied unless it shall have acquired actual knowledge that any such condition precedent has not been satisfied; provided, however, that nothing set forth in this Section 2.2 shall be deemed to prejudice the right of any Lender to recover from the Issuing Lender any amounts made available by such Lender to the Issuing Lender pursuant to this Section
         2.2 in the event that it is determined by a court of competent jurisdiction that the payment with respect to a Letter of Credit constituted gross negligence or willful misconduct on the part of the Issuing Lender.

                  (k) Conflict with LOC Documents. In the event of any conflict between this Credit Agreement and any LOC Document (including any letter of credit application), this Credit Agreement shall control.

                  2.3      Term Loan.

                  (a) Term Commitment. Subject to the terms and conditions hereof and in reliance upon the representations and warranties set forth herein each Lender severally agrees to make available to the Borrower on the Closing Date such Lender's Term Loan Commitment Percentage of a term loan in Dollars (the "Term Loan") in the aggregate principal amount of TWELVE MILLION DOLLARS ($12,000,000) (the "Term Loan Committed Amount") for the purposes hereinafter set forth. The Term Loan may consist of Base Rate Loans or Eurodollar Loans, or a combination thereof, as the Borrower may request; provided, however, that no more than 5 Eurodollar Loans shall be outstanding hereunder at any time. For purposes hereof, Eurodollar Loans with different Interest Periods shall be considered as separate Eurodollar Loans, even if they begin on the same date, although borrowings, extensions and conversions may, in accordance with the provisions hereof, be combined at the end of existing Interest Periods to constitute a new Eurodollar Loan with a single Interest Period. Amounts repaid on the Term Loan may not be reborrowed.

                  (b) Borrowing Procedures. The Borrower shall submit an appropriate Notice of Borrowing to the Agent not later than 11:00 A.M. (Charlotte, North Carolina time) on the Closing Date, with respect to the portion of the Term Loan initially consisting of a Base Rate Loan, or on the third Business Day prior to the Closing Date, with respect to the portion of the Term Loan initially consisting of one or more Eurodollar Loans, which Notice of Borrowing shall be irrevocable and shall specify (i) that the funding of a Term Loan is requested and (ii) whether the funding of the Term Loan shall be comprised of Base Rate Loans, Eurodollar Loans or a combination thereof, and if Eurodollar Loans are requested, the Interest Period(s) therefor. If the Borrower shall fail to deliver such Notice of Borrowing to the Agent by 11:00 A.M. (Charlotte, North Carolina time) on the third Business Day prior to the Closing Date, then the full amount of the Term Loan shall be disbursed on the Closing Date as a Base Rate Loan. Each Lender shall make its Term Loan Commitment Percentage of the Term Loan available to the Agent for the account of the Borrower at the office of the Agent specified in Schedule 2.1(a), or at such other office as the Agent may designate in writing, by 1:00 P.M. (Charlotte, North Carolina time) on the Closing Date in Dollars and in funds immediately available to the Agent.

                  (c) Minimum Amounts. Each Eurodollar Loan or Base Rate Loan that is part of the Term Loan shall be in an aggregate principal amount that is not less than $500,000 and integral multiples of $100,000 (or the then remaining principal balance of the Term Loan, if less).

                  (d) Repayment of Term Loan. The principal amount of the Term Loan shall be repaid in twenty-four (24) consecutive quarterly installments as follows, unless accelerated sooner pursuant to Section 9.2:

       Principal Amortization         Term Loan Principal
           Payment Dates              Amortization Payment
     --------------------------     ------------------------
         June 30, 1998                      $250,000

         September 30, 1998                 $250,000

         December 31, 1998                  $250,000

         March 31, 1998                     $250,000

         June 30, 1999                      $250,000

         September 30, 1999                 $250,000

         December 31, 1999                  $250,000

         March 31, 2000                     $250,000

         June 30, 2000                      $500,000

         September 30, 2000                 $500,000

         December 31, 2000                  $500,000

         March 31, 2001                     $500,000

         June 30, 2001                      $500,000

         September 30, 2001                 $500,000

         December 31, 2001                  $500,000

         March 31, 2002                     $500,000

         June 30, 2002                      $750,000

         September 30, 2002                 $750,000

         December 31, 2002                  $750,000

         March 31, 2003                     $750,000

         June 30, 2003                      $750,000

         September 30, 2003                 $750,000

         December 31, 2003                  $750,000

         March 31, 2004                     $750,000

                      (e) Interest. Subject to the provisions of Section 3.1, the Term Loan shall bear interest at a per annum rate equal to:

                               (i) Base Rate Loans.  During such  periods as the
                      Term Loan shall be comprised in whole or in part of Base Rate Loans, such Base Rate Loans shall bear interest at a per annum rate equal to the Adjusted Base Rate.

                               (ii) Eurodollar Loans. During such periods as the
                      Term Loan shall be comprised in whole or in part of Eurodollar Loans, such Eurodollar Loans shall bear interest at a per annum rate equal to the Adjusted Eurodollar Rate.

              Interest on the Term Loan shall be payable in arrears on each applicable Interest Payment Date (or at such other times as may be specified herein).

                      (f) Term Notes.  The portion of the Term Loan made by each
              Lender shall be evidenced by a duly executed promissory note of the Borrower to such Lender in an original principal amount equal to such Lender's Term Loan Commitment Percentage of the Term Loan and substantially in the form of Exhibit 2.3(f).

                                    SECTION 3

                 OTHER PROVISIONS RELATING TO CREDIT FACILITIES

         3.1      Default Rate.

         Upon the occurrence, and during the continuance, of an Event of Default, the principal of and, to the extent permitted by law, interest on the Loans and any other amounts owing hereunder or under the other Credit Documents shall bear interest, payable on demand, at a per annum rate equal to the Base Rate plus 3%.

         3.2      Extension and Conversion.

         Subject to the terms of Section 5.2, the Borrower shall have the option, on any Business Day, to extend existing Loans into a subsequent permissible Interest Period or to convert Loans into Loans of another interest rate type; provided, however, that (i) except as provided in Section 3.8, Eurodollar Loans may be converted into Base Rate Loans only on the last day of the Interest Period applicable thereto, (ii) Eurodollar Loans may be extended, and Base Rate Loans may be converted into Eurodollar Loans, only if no Default or Event of Default is in existence on the date of extension or conversion,
(iii) Loans extended as, or converted into, Eurodollar Loans shall be subject to the terms of the definition of "Interest Period" set forth in Section 1.1 and shall be in such minimum amounts as provided in, with respect to Revolving Loans, Section 2.1(b)(ii), or, with respect to the Term Loan, Section 2.3(c),
(iv) no more than 5 Eurodollar Loans shall be outstanding hereunder at any time (it being understood that, for purposes hereof, Eurodollar Loans with different Interest Periods shall be considered as separate Eurodollar Loans, even if they begin on the same date, although borrowings, extensions and conversions may, in accordance with the provisions hereof, be combined at the end of existing
Interest Periods to constitute a new Eurodollar Loan with a single Interest Period) and (v) any request for extension or conversion of a Eurodollar Loan which shall fail to specify an Interest Period shall be deemed to be a request for an Interest Period of one month. Each such extension or conversion shall be effected by the Borrower by giving a Notice of Extension/Conversion (or telephonic notice promptly confirmed in writing) to the office of the Agent specified in specified in Schedule 2.1(a), or at such other office as the Agent may designate in writing, prior to 11:00 A.M. (Charlotte, North Carolina time) on the Business Day of, in the case of the conversion of a Eurodollar Loan into a Base Rate Loan, and on the third Business Day prior to, in the case of the extension of a Eurodollar Loan as, or conversion of a Base Rate Loan into, a Eurodollar Loan, the date of the proposed extension or conversion, specifying the date of the proposed extension or conversion, the Loans to be so extended or converted, the types of Loans into which such Loans are to be converted and, if appropriate, the applicable Interest Periods with respect thereto. Each request for extension or conversion shall be irrevocable and shall constitute a representation and warranty by the Borrower of the matters specified in subsections (b), (c) and (d) of Section 5.2. In the event the Borrower fails to request extension or conversion of any Eurodollar Loan in accordance with this Section, or any such conversion or extension is not permitted or required by this Section, then such Eurodollar Loan shall be automatically converted into a Base Rate Loan at the end of the Interest Period applicable thereto. The Agent shall give each Lender notice as promptly as practicable of any such proposed extension or conversion affecting any Loan.

         3.3      Prepayments.

                  (a) Voluntary Prepayments. The Borrower shall have the right to prepay Loans in whole or in part from time to time, but otherwise without premium or penalty; provided, however, that each partial prepayment of Loans shall be in a minimum principal amount of $250,000 and integral multiples of $50,000. Subject to the foregoing terms, amounts prepaid under this Section 3.3(a) with respect to the Term Loan shall be applied ratably to the remaining Principal Amortization Payments thereof; provided that if the Borrower fails to specify a voluntary prepayment then such prepayment shall be applied first to Revolving Loans and then to the Term Loan (ratably to the remaining Principal Amortization Payments thereof), in each case first to Base Rate Loans and then to Eurodollar Loans in direct order of Interest Period maturities. All prepayments under this Section 3.3(a) shall be subject to Section 3.12.

                  (b)      Mandatory Prepayments.

                           (i) Revolving  Committed  Amount. If at any time, the
                  sum of the aggregate principal amount of outstanding Revolving Loans plus LOC Obligations outstanding shall exceed the Revolving Committed Amount, the Borrower immediately shall prepay the Revolving Loans and (after all Revolving Loans have been repaid) cash collateralize the LOC Obligations, in an amount sufficient to eliminate such excess.

                           (ii) Asset Dispositions. Immediately upon the occurrence of any Asset Disposition other than an Excluded Asset Disposition, the Borrower shall prepay the Loans in an aggregate amount equal to the Net Cash Proceeds of the related Asset Disposition (such prepayment to be applied as set forth in clause (iv) below); provided, however, that no mandatory prepayments shall be required hereunder if, at the time such Asset Disposition occurs, the ratio of Funded Indebtedness of the Consolidated Parties to Consolidated EBITDA at the end of the immediately preceding fiscal quarter was less than 2.0 to 1.0.

                           (iii) Issuances of Equity.  Immediately  upon receipt
                  by a Consolidated Party of proceeds from any Equity Issuance occurring at any time when the Leverage Ratio at the end of the immediately preceding fiscal quarter was greater than 2.0 to 1.0, the Borrower shall prepay the Loans in an aggregate amount equal to 50% of the Net Cash Proceeds of such Equity Issuance to the Lenders (such prepayment to be applied as set forth in clause (iv) below); provided, however, that no mandatory prepayments shall be required hereunder if, at the time such Equity Issuance occurs, the Leverage Ratio at the end of the immediately preceding fiscal quarter was less than
                  2.0 to 1.0; provided further, that if mandatory prepayments are required to be made hereunder, then such prepayments shall be made only to the extent required to restore the Leverage Ratio to 2.0 to 1.0.

                           (iv) Application of Mandatory Prepayments. All amounts required to be paid pursuant to this Section 3.3(b) shall be applied as follows: (A) with respect to all amounts prepaid pursuant to Section 3.3(b)(i), to Revolving Loans and (after all Revolving Loans have been repaid) to a cash collateral account in respect of LOC Obligations, (B) with respect to all amounts prepaid pursuant to Section 3.3(b)(ii) and 3.3(b)(iii), (1) first to the Term Loan (ratably to the remaining Principal Amortization Payments thereof) and (2) second to the Revolving Loans and (after all Revolving Loans have been repaid) to a cash collateral account in respect of LOC Obligations (with a corresponding reduction in the Revolving Committed Amount in an amount equal to all amounts applied pursuant to this clause (2)). Within the parameters of the applications set forth above, prepayments shall be applied first to Base Rate Loans and then to Eurodollar Loans in direct order of Interest Period maturities. All prepayments under this Section 3.3(b) shall be subject to Section 3.12.

         3.4      Termination and Reduction of Revolving Committed Amount.

                  (a) Voluntary Reductions. The Borrower may from time to time permanently reduce or terminate the Revolving Committed Amount in whole or in part (in minimum aggregate amounts of $250,000 or in integral multiples of $50,000 in excess thereof (or, if less, the full remaining amount of the then applicable Revolving Committed Amount)) upon five Business Days' prior written notice to the Agent; provided, however, no such termination or reduction shall be made which would cause the aggregate principal amount of outstanding Revolving Loans plus LOC Obligations outstanding to exceed the Revolving Committed Amount, unless, concurrently with such termination or reduction, the Revolving Loans are repaid to the extent necessary to eliminate such excess. The Agent shall promptly notify each affected Lender of receipt by the Agent of any notice from the Borrower pursuant to this Section 3.4(a).

                  (b) Mandatory Reductions. On any date that the Revolving Loans are required to be prepaid pursuant to the terms of Section 3.3(b)(ii) or (iii), the Revolving Committed Amount automatically shall be permanently reduced by the amount of such required prepayment and/or reduction.

                  (c) Maturity Date. The Revolving Commitments of the Lenders and the LOC Commitment of the Issuing Lender shall automatically terminate on the Maturity Date.

                  (d) General. The Borrower shall pay to the Agent for the account of the Lenders in accordance with the terms of Section 3.5(a), on the date of each termination or reduction of the Revolving Committed Amount, the Commitment Fee accrued through the date of such termination or reduction on the amount of the Revolving Committed Amount so terminated or reduced.

         3.5      Fees.

                  (a) Commitment Fee. In consideration of the Revolving Commitments of the Lenders hereunder, the Borrower agrees to pay to the Agent for the account of each Lender a fee (the "Commitment Fee") on the unused portion of the Revolving Committed Amount computed at a per annum rate for each day during the applicable Commitment Fee
         Calculation Period (hereinafter defined) at a rate equal to the Applicable Margin in effect from time to time. The Commitment Fee shall commence to accrue on the Closing Date and shall be due and payable in arrears on the last business day of each March, June, September and October (and any date that the Revolving Committed Amount is reduced as provided in Section 3.4(a) and the Maturity Date) for the immediately preceding quarter (or portion thereof) (each such quarter or portion thereof for which the Commitment Fee is payable hereunder being herein referred to as an "Commitment Fee Calculation Period"), beginning with the first of such dates to occur after the Closing Date.

                  (b)      Letter of Credit Fees.

                                    (i) Standby  Letter of Credit  Issuance Fee.
                           In consideration of the issuance of standby Letters of Credit hereunder, the Borrower promises to pay to the Agent for the account of each Lender a fee (the "Standby Letter of Credit Fee") on such Lender's Revolving Commitment Percentage of the average daily maximum amount available to be drawn under each such standby Letter of Credit computed at a per annum rate for each day from the date of issuance to the date of expiration equal to the Applicable Margin. The Standby Letter of Credit Fee will be payable quarterly in arrears on the last Business Day of each March, June, September and October for the immediately preceding quarter (or a portion thereof).

                                    (ii) Trade Letter of Credit  Drawing Fee. In
                           consideration of the issuance of trade Letters of Credit hereunder, the Borrower promises to pay to the Agent for the account of each Lender a fee (the "Trade Letter of Credit Fee") equal to one quarter of one percent (1/4%) on such Lender's Revolving Commitment Percentage of the amount of each drawing under any such trade Letter of Credit. The Trade Letter of Credit Fee will be payable on each date of drawing under a trade Letter of Credit.

                                    (iii)  Issuing  Lender Fees.  In addition to
                           the Standby Letter of Credit Fee payable pursuant to clause (i) above and the Trade Letter of Credit Fee payable pursuant to clause (ii) above, the Borrower promises to pay to the Issuing Lender for its own account without sharing by the other Lenders the letter of credit fronting and negotiation fees agreed to by the Borrower and the Issuing Lender from time to time and the customary charges from time to time of the Issuing Lender with respect to the issuance, amendment, transfer, administration, cancellation and conversion of, and drawings under, such Letters of Credit (collectively, the "Issuing Lender Fees").

                  (c) Administrative Fees. The Borrower agrees to pay to the Agent, for its own account, as applicable, the fees referred to in the Agent's Fee Letter (collectively, the "Agent's Fees").

         3.6      Capital Adequacy.

         If any Lender has determined, after the date hereof, that the adoption or the becoming effective of, or any change in, or any change by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof in the interpretation or administration of, any applicable law, rule or regulation regarding capital adequacy, or compliance by such Lender with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Lender's capital or assets as a consequence of its commitments or obligations hereunder to a level below that which such Lender could have achieved but for such adoption, effectiveness, change or compliance (taking into consideration such Lender's policies with respect to capital adequacy), then, upon notice from such Lender to the Borrower, the Borrower shall be obligated to pay to such Lender such additional amount or amounts as will compensate such Lender for such reduction. Each determination by any such Lender of amounts owing under this Section shall, absent manifest error, be conclusive and binding on the parties hereto.

         3.7      Limitation on Eurodollar Loans.

         If on or prior to the first day of any Interest Period for any Eurodollar Loan:

                  (a) the Agent determines (which determination shall be conclusive) that by reason of circumstances affecting the relevant market, adequate and reasonable means do not exist for ascertaining the Eurodollar Rate for such Interest Period; or

                  (b) the Required Lenders determine (which determination shall be conclusive) and notify the Agent that the Eurodollar Rate will not adequately and fairly reflect the cost to the Lenders of funding Eurodollar Loans for such Interest Period;

then the Agent shall give the Borrower prompt notice thereof, and so long as such condition remains in effect, the Lenders shall be under no obligation to make additional Eurodollar Loans, Continue Eurodollar Loans, or to Convert Base Rate Loans into Eurodollar Loans and the Borrower shall, on the last day(s) of the then current Interest Period(s) for the outstanding Eurodollar Loans, either prepay such Eurodollar Loans or Convert such Eurodollar Loans into Base Rate Loans in accordance with the terms of this Credit Agreement.

         3.8      Illegality.

         Notwithstanding any other provision of this Credit Agreement, in the event that it becomes unlawful for any Lender or its Applicable Lending Office to make, maintain, or fund Eurodollar Loans hereunder, then such Lender shall promptly notify the Borrower thereof and such Lender's obligation to make or Continue Eurodollar Loans and to Convert Base Rate Loans into Eurodollar Loans shall be suspended until such time as such Lender may again make, maintain, and fund Eurodollar Loans (in which case the provisions of Section 3.10 shall be applicable).

         3.9      Requirements of Law.

         (a) If, after the date hereof, the adoption of any applicable law, rule, or regulation, or any change in any applicable law, rule, or regulation, or any change in the interpretation or administration thereof by any Governmental Authority, central bank, or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender (or its Applicable Lending Office) with any request or directive (whether or not having the force of law) of any such Governmental Authority, central bank, or comparable agency:

                        (i) shall subject such Lender (or its Applicable Lending Office) to any tax, duty, or other charge with respect to any Eurodollar Loans, its Notes, or its obligation to make Eurodollar Loans, or change the basis of taxation of any amounts payable to such Lender (or its Applicable Lending Office) under this Credit Agreement or its Notes in respect of any Eurodollar Loans (other than taxes imposed on the overall net income of such Lender by the jurisdiction in which such Lender has its principal office or such Applicable Lending Office);

                       (ii) shall impose, modify, or deem applicable any reserve, special deposit, assessment, or similar requirement (other than the Eurodollar Reserve Requirement utilized in the determination of the Adjusted Eurodollar Rate) relating to any extensions of credit or other assets of, or any deposits with or other liabilities or commitments of, such Lender (or its Applicable Lending Office), including the Commitment of such Lender hereunder; or

                      (iii) shall impose on such Lender (or its Applicable Lending Office) or on the United States market for certificates of deposit or the London interbank market any other condition affecting this Credit Agreement or its Notes or any of such extensions of credit or liabilities or commitments;

and the result of any of the foregoing is to increase the cost to such Lender (or its Applicable Lending Office) of making, Converting into, Continuing, or maintaining any Eurodollar Loans or to reduce any sum received or receivable by such Lender (or its Applicable Lending Office) under this Credit Agreement or its Notes with respect to any Eurodollar Loans, then the Borrower shall pay to such Lender on demand such amount or amounts as will compensate such Lender for such increased cost or reduction. If any Lender requests compensation by the Borrower under this Section 3.9(a), the Borrower may, by notice to such Lender (with a copy to the Agent), suspend the obligation of such Lender to make or Continue Eurodollar Loans, or to Convert Base Rate Loans into Eurodollar Loans, until the event or condition giving rise to such request ceases to be in effect (in which case the provisions of Section 3.10 shall be applicable); provided that such suspension shall not affect the right of such Lender to receive the compensation so requested.

         (b) If, after the date hereof, any Lender shall have determined that the adoption of any applicable law, rule, or regulation regarding capital adequacy or any change therein or in the interpretation or administration thereof by any Governmental Authority, central bank, or comparable agency charged with the interpretation or administration thereof, or any request or directive regarding capital adequacy (whether or not having the force of law) of any such Governmental Authority, central bank, or comparable agency, has or would have the effect of reducing the rate of return on the capital of such Lender or any corporation controlling such Lender as a consequence of such Lender's obligations hereunder to a level below that which such Lender or such corporation could have achieved but for such adoption, change, request, or directive (taking into consideration its policies with respect to capital adequacy), then from time to time upon demand the Borrower shall pay to such Lender such additional amount or amounts as will compensate such Lender for such reduction.

         (c) Each Lender shall promptly notify the Borrower and the Agent of any event of which it has knowledge, occurring after the date hereof, which will entitle such Lender to compensation pursuant to this Section 3.9 and will designate a different Applicable Lending Office if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the judgment of such Lender, be otherwise disadvantageous to it. Any Lender claiming compensation under Section 3.6 or under this Section 3.9 shall furnish to the Borrower and the Agent a statement setting forth the additional amount or amounts to be paid to it hereunder which shall be conclusive in the absence of manifest error. In determining such amount, such Lender may use any reasonable averaging and attribution methods.

         3.10     Treatment of Affected Loans.

         If the obligation of any Lender to make any Eurodollar Loan or to Continue, or to Convert Base Rate Loans into, Eurodollar Loans shall be suspended pursuant to Section 3.8 or 3.9 hereof, such Lender's Eurodollar Loans shall be automatically Converted into Base Rate Loans on the last day(s) of the then current Interest Period(s) for such Eurodollar Loans (or, in the case of a Conversion required by Section 3.8 hereof, on such earlier date as such Lender may specify to the Borrower with a copy to the Agent) and, unless and until such Lender gives notice as provided below that the circumstances specified in
Section 3.8 or 3.9 hereof that gave rise to such Conversion no longer exist:

                  (a) to the extent that such Lender's Eurodollar Loans have been so Converted, all payments and prepayments of principal that would otherwise be applied to such Lender's Eurodollar Loans shall be applied instead to its Base Rate Loans; and

                  (b) all Loans that would otherwise be made or Continued by such Lender as Eurodollar Loans shall be made or Continued instead as Base Rate Loans, and all Base Rate Loans of such Lender that would otherwise be Converted into Eurodollar Loans shall remain as Base Rate Loans.

If such Lender gives notice to the Borrower (with a copy to the Agent) that the circumstances specified in Section 3.8 or 3.9 hereof that gave rise to the Conversion of such Lender's Eurodollar Loans pursuant to this Section 3.10 no longer exist (which such Lender agrees to do promptly upon such circumstances ceasing to exist) at a time when Eurodollar Loans made by other Lenders are outstanding, such Lender's Base Rate Loans shall be automatically Converted, on the first day(s) of the next succeeding Interest Period(s) for such outstanding Eurodollar Loans, to the extent necessary so that, after giving effect thereto, all Loans held by the Lenders holding Eurodollar Loans and by such Lender are held pro rata (as to principal amounts, interest rate basis, and Interest Periods) in accordance with their respective Commitments.

         3.11     Taxes.

                  (a) Any and all payments by the Borrower to or for the account of any Lender or the Agent hereunder or under any other Credit Document shall be made free and clear of and without deduction for any and all present or future taxes, duties, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Lender and the Agent, taxes imposed on its income, and franchise taxes imposed on it, by the jurisdiction under the laws of which such Lender (or its Applicable Lending Office) or the Agent (as the case may be) is organized or any political subdivision thereof (all such non-excluded taxes, duties, levies, imposts, deductions, charges, withholdings, and liabilities being hereinafter referred to as "Taxes"). If the Borrower shall be required by law to deduct any Taxes from or in respect of any sum payable under this Credit Agreement or any other Credit Document to any Lender or the Agent, (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 3.11) such Lender or the Agent receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions, (iii) the Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law, and
         (iv) the Borrower shall furnish to the Agent, at its address referred to in Section 11.1, the original or a certified copy of a receipt evidencing payment thereof.

                  (b) In addition, the Borrower agrees to pay any and all present or future stamp or documentary taxes and any other excise or property taxes or charges or similar levies which arise from any payment made under this Credit Agreement or any other Credit Document or from the execution or delivery of, or otherwise with respect to, this Credit Agreement or any other Credit Document (hereinafter referred to as "Other Taxes").

                  (c) The Borrower agrees to indemnify each Lender and the Agent for the full amount of Taxes and Other Taxes (including, without limitation, any Taxes or Other Taxes imposed or asserted by any jurisdiction on amounts payable under this Section 3.11) paid by such Lender or the Agent (as the case may be) and any liability (including penalties, interest, and expenses) arising therefrom or with respect thereto.

                  (d) Each Lender organized under the laws of a jurisdiction outside the United States, on or prior to the date of its execution and delivery of this Credit Agreement in the case of each Lender listed on the signature pages hereof and on or prior to the date on which it becomes a Lender in the case of each other Lender, and from time to time thereafter if requested in writing by the Borrower or the Agent (but only so long as such Lender remains lawfully able to do so), shall provide the Borrower and the Agent with (i) Internal Revenue Service Form 1001 or 4224, as appropriate, or any successor form prescribed by the Internal Revenue Service, certifying that such Lender is entitled to benefits under an income tax treaty to which the United States is a party which reduces the rate of withholding tax on payments of interest or certifying that the income receivable pursuant to this Credit Agreement is effectively connected with the conduct of a trade or business in the United States, (ii) Internal Revenue Service Form W-8 or W-9, as appropriate, or any successor form prescribed by the Internal Revenue Service, and (iii) any other form or certificate required by any taxing authority (including any certificate required by Sections 871(h) and 881(c) of the Internal Revenue Code), certifying that such Lender is entitled to an exemption from or a reduced rate of tax on payments pursuant to this Credit Agreement or any of the other Credit Documents.

                  (e) For any period with respect to which a Lender has failed to provide the Borrower and the Agent with the appropriate form pursuant to Section 3.11(d) (unless such failure is due to a change in treaty, law, or regulation occurring subsequent to the date on which a form originally was required to be provided), such Lender shall not be entitled to indemnification under Section 3.11(a) or 3.11(b) with respect to Taxes imposed by the United States; provided, however, that should a Lender, which is otherwise exempt from or subject to a reduced rate of withholding tax, become subject to Taxes because of its failure to deliver a form required hereunder, the Borrower shall take such steps as such Lender shall reasonably request to assist such Lender to recover such Taxes.

                  (f) If the Borrower is required to pay additional amounts to or for the account of any Lender pursuant to this Section 3.11, then such Lender will agree to use reasonable efforts to change the jurisdiction of its Applicable Lending Office so as to eliminate or reduce any such additional payment which may thereafter accrue if such change, in the judgment of such Lender, is not otherwise disadvantageous to such Lender.

                  (g) Within thirty (30) days after the date of any payment of Taxes, the Borrower shall furnish to the Agent the original or a certified copy of a receipt evidencing such payment.

                  (h) Without prejudice to the survival of any other agreement of the Borrower hereunder, the agreements and obligations of the Borrower contained in this Section 3.11 shall survive the repayment of the Loans, LOC Obligations and other obligations under the Credit Documents and the termination of the Commitments hereunder.

         3.12     Compensation.

         Upon the request of the Agent, on behalf of a Lender, the Borrower shall pay to such Lender such amount or amounts as shall be sufficient (in the reasonable opinion of such Lender) to compensate it for any loss, cost, or expense (including loss of anticipated profits) incurred by it as a result of:

                  (a) any payment, prepayment, or Conversion of a Eurodollar Loan for any reason (including, without limitation, the acceleration of the Loans pursuant to Section 9.2) on a date other than the last day of the Interest Period for such Loan; or

                  (b) any failure by the Borrower for any reason (including, without limitation, the failure of any condition precedent specified in
         Section 5 to be satisfied) to borrow, Convert, Continue, or prepay a Eurodollar Loan on the date for such borrowing, Conversion, Continuation, or prepayment specified in the relevant notice of borrowing, prepayment, Continuation, or Conversion under this Credit Agreement.

With respect to Eurodollar Loans, such indemnification may include an amount equal to the excess, if any, of (a) the amount of interest which would have accrued on the amount so prepaid, or not so borrowed, converted or continued, for the period from the date of such prepayment or of such failure to borrow, convert or continue to the last day of the applicable Interest Period (or, in the case of a failure to borrow, convert or continue, the Interest Period that would have commenced on the date of such failure) in each case at the applicable rate of interest for such Eurodollar Loans provided for herein (excluding, however, the Applicable Margin included therein, if any) over (b) the amount of interest (as reasonably determined by such Lender) which would have accrued to such Lender on such amount by placing such amount on deposit for a comparable period with leading banks in the interbank Eurodollar market. The covenants of the Borrower set forth in this Section 3.12 shall survive the repayment of the Loans, LOC Obligations and other obligations under the Credit Documents and the termination of the Commitments hereunder.

         3.13     Pro Rata Treatment.

         Except to the extent otherwise provided herein:

                  (a) Loans. Each Loan, each payment or (subject to the terms of Section 3.3) prepayment of principal of any Loan or reimbursement obligations arising from drawings under Letters of Credit, each payment of interest on the Loans or reimbursement obligations arising from drawings under Letters of Credit, each payment of Commitment Fees, each payment of the Standby Letter of Credit Fee, each payment of the Trade Letter of Credit Fee, each reduction of the Revolving Committed Amount and each conversion or extension of any Loan, shall be allocated pro rata among the Lenders in accordance with the respective principal amounts of their outstanding Loans and Participation Interests.

                           Advances. No Lender shall be responsible for the failure or delay by any other Lender in its obligation to make its ratable share of a borrowing hereunder; provided, however, that the failure of any Lender to fulfill its obligations hereunder shall not relieve any other Lender of its obligations hereunder. Unless the Agent shall have been notified by any Lender in writing not less than the earlier to occur of one Business Day or 24 hours prior to the date of any requested borrowing that such Lender does not intend to make available to the Agent its ratable share of such borrowing to be made on such date, the Agent may assume that such Lender has made such amount available to the Agent on the date of such borrowing, and the Agent in reliance upon such assumption, may (in its sole discretion but without any obligation to do so) make available to the Borrower a corresponding amount. If such corresponding amount is not in fact made available to the Agent, the Agent shall be able to recover such corresponding amount from such Lender with interest at a rate per annum equal to the Federal Funds Rate. If such Lender does not pay such corresponding amount forthwith upon the Agent's demand therefor, the Agent will promptly notify the Borrower, and the Borrower shall immediately pay such corresponding amount to the Agent. The Agent shall also be entitled to recover from the Lender or the Borrower, as the case may be, interest on such corresponding amount in respect of each day from the date such corresponding amount was made available by the Agent to the Borrower to the date such corresponding amount is recovered by the Agent at a per annum rate equal to (i) from the Borrower at the applicable rate for the applicable borrowing pursuant to the Notice of Borrowing and (ii) from a Lender at the Federal Funds Rate.

         3.14     Sharing of Payments.

         The Lenders agree among themselves that, in the event that any Lender shall obtain payment in respect of any Loan, LOC Obligations or any other obligation owing to such Lender under this Credit Agreement through the exercise of a right of setoff, banker's lien or counterclaim, or pursuant to a secured claim under Section 506 of Title 11 of the United States Code or other security or interest arising from, or in lieu of, such secured claim, received by such Lender under any applicable bankruptcy, insolvency or other similar law or otherwise, or by any other means, in excess of its pro rata share of such payment as provided for in this Credit Agreement, such Lender shall promptly purchase from the other Lenders a Participation Interest in such Loans, LOC Obligations and other obligations in such amounts, and make such other adjustments from time to time, as shall be equitable to the end that all Lenders share such payment in accordance with their respective ratable shares as provided for in this Credit Agreement. The Lenders further agree among themselves that if payment to a Lender obtained by such Lender through the exercise of a right of setoff, banker's lien, counterclaim or other event as aforesaid shall be rescinded or must otherwise be restored, each Lender which shall have shared the benefit of such payment shall, by repurchase of a Participation Interest theretofore sold, return its share of that benefit (together with its share of any accrued interest payable with respect thereto) to each Lender whose payment shall have been rescinded or otherwise restored. The Borrower agrees that any Lender so purchasing such a Participation Interest may, to the fullest extent permitted by law, exercise all rights of payment, including setoff, banker's lien or counterclaim, with respect to such Participation Interest as fully as if such Lender were a holder of such Loan, LOC Obligations or other obligation in the amount of such Participation Interest. Except as otherwise expressly provided in this Credit Agreement, if any Lender or the Agent shall fail to remit to the Agent or any other Lender an amount payable by such Lender or the Agent to the Agent or such other Lender pursuant to this Credit Agreement on the date when such amount is due, such payments shall be made together with interest thereon for each date from the date such amount is due until the date such amount is paid to the Agent or such other Lender at a rate per annum equal to the Federal Funds Rate. If under any applicable bankruptcy, insolvency or other similar law, any Lender receives a secured claim in lieu of a setoff to which this Section 3.14 applies, such Lender shall, to the extent practicable, exercise its rights in respect of such secured claim in a manner consistent with the rights of the Lenders under this
Section 3.14 to share in the benefits of any recovery on such secured claim.

         3.15     Payments, Computations, Etc.

                  (a) Except as otherwise specifically provided herein, all payments hereunder shall be made to the Agent in dollars in immediately available funds, without offset, deduction, counterclaim or withholding of any kind, at the Agent's office specified in Schedule 2.1(a) not later than 4:00 P.M. (Charlotte, North Carolina time) on the date when due. Payments received after such time shall be deemed to have been received on the next succeeding Business Day. The Agent may (but shall not be obligated to) debit the amount of any such payment which is not made by such time to any ordinary deposit account of the Borrower maintained with the Agent (with notice to the Borrower). The Borrower shall, at the time it makes any payment under this Credit Agreement, specify to the Agent the Loans, LOC Obligations, Fees, interest or other amounts payable by the Borrower hereunder to which such payment is to be applied (and in the event that it fails so to specify, or if such application would be inconsistent with the terms hereof, the Agent shall distribute such payment to the Lenders in such manner as the Agent may determine to be appropriate in respect of obligations owing by the Borrower hereunder, subject to the terms of Section 3.13(a)). The Agent will distribute such payments to such Lenders, if any such payment is received prior to 12:00 Noon (Charlotte, North Carolina time) on a Business Day in like funds as received prior to the end of such Business Day and otherwise the Agent will distribute such payment to such Lenders on the next succeeding Business Day. Whenever any payment hereunder shall be stated to be due on a day which is not a Business Day, the due date thereof shall be extended to the next succeeding Business Day (subject to accrual of interest and Fees for the period of such extension), except that in the case of Eurodollar Loans, if the extension would cause the payment to be made in the next following calendar month, then such payment shall instead be made on the next preceding Business Day. Except as expressly provided otherwise herein, all computations of interest and fees shall be made on the basis of actual number of days elapsed over a year of 360 days, except with respect to computation of interest on Base Rate Loans which (unless the Base Rate is determined b reference to the Federal Funds
         Rate) shall be calculated based on a year of 365 or 366 days, as appropriate. Interest shall accrue from and include the date of borrowing, but exclude the date of payment.

                  (b) Allocation of Payments After Event of Default. Notwithstanding any other provisions of this Credit Agreement to the contrary, after the occurrence and during the continuance of an Event of Default, all amounts collected or received by the Agent or any Lender on account of the Credit Party Obligations or any other amounts outstanding under any of the Credit Documents or in respect of the Collateral shall be paid over or delivered as follows:

                  FIRST, to the payment of all reasonable out-of-pocket costs and expenses (including without limitation reasonable attorneys' fees) of the Agent in connection with enforcing the rights of the Lenders under the Credit Documents and any protective advances made by the Agent with respect to the Collateral under or pursuant to the terms of the Collateral Documents;

                  SECOND, to payment of any fees owed to the Agent;

                  THIRD, to the payment of all reasonable out-of-pocket costs and expenses (including without limitation, reasonable attorneys' fees) of each of the Lenders in connection with enforcing its rights under the Credit Documents or otherwise with respect to the Credit Party Obligations owing to such Lender;

                  FOURTH, to the payment of all of the Credit Party Obligations consisting of accrued fees and interest;

                  FIFTH, to the payment of the outstanding  principal  amount of
         the  Credit   Party   Obligations   (including   the  payment  or  cash
         collateralization of the outstanding LOC Obligations);

                  SIXTH, to all other Credit Party Obligations and other obligations which shall have become due and payable under the Credit Documents or otherwise and not repaid pursuant to clauses "FIRST" through "FIFTH" above; and

                  SEVENTH, to the payment of the surplus, if any, to whoever may be lawfully entitled to receive such surplus.

         In carrying out the foregoing, (i) amounts received shall be applied in the numerical order provided until exhausted prior to application to the next succeeding category; (ii) each of the Lenders shall receive an amount equal to its pro rata share (based on the proportion that the then outstanding Loans and LOC Obligations held by such Lender bears to the aggregate then outstanding Loans and LOC Obligations) of amounts available to be applied pursuant to clauses "THIRD", "FOURTH", "FIFTH" and "SIXTH" above; and (iii) to the extent that any amounts available for distribution pursuant to clause "FIFTH" above are attributable to the issued but undrawn amount of outstanding Letters of Credit, such amounts shall be held by the Agent in a cash collateral account and applied (A) first, to reimburse the Issuing Lender from time to time for any drawings under such Letters of Credit and (B) then, following the expiration of all Letters of Credit, to all other obligations of the types described in clauses "FIFTH" and "SIXTH" above in the manner provided in this Section 3.15(b).

         3.16     Evidence of Debt.

                  (a) Each Lender shall maintain an account or accounts evidencing each Loan made by such Lender to the Borrower from time to time, including the amounts of principal and interest payable and paid to such Lender from time to time under this Credit Agreement. Each Lender will make reasonable efforts to maintain the accuracy of its account or accounts and to promptly update its account or accounts from time to time, as necessary.

                  (b) The Agent shall maintain the Register pursuant to Section 11.3(c), and a subaccount for each Lender, in which Register and subaccounts (taken together) shall be recorded (i) the amount, type and Interest Period of each such Loan hereunder, (ii) the amount of any principal or interest due and payable or to become due and payable to each Lender hereunder and (iii) the amount of any sum received by the Agent hereunder from or for the account of the Borrower and each Lender's share thereof. The Agent will make reasonable efforts to maintain the accuracy of the subaccounts referred to in the preceding sentence and to promptly update such subaccounts from time to time, as necessary.

                  (c) The entries made in the accounts, Register and subaccounts maintained pursuant to subsection (b) of this Section 3.16 (and, if consistent with the entries of the Agent, subsection (a)) shall be prima facie evidence of the existence and amounts of the obligations of the Borrower therein recorded; provided, however, that the failure of any Lender or the Agent to maintain any such account, such Register or such subaccount, as applicable, or any error therein, shall not in any manner affect the obligation of the Borrower to repay the Loans made by such Lender in accordance with the terms hereof.

         3.17     Replacement Lenders.

         If any Lender either (i) becomes a Defaulting Lender or (ii) delivers a notice pursuant to Sections 3.6, 3.9 or 3.11, the Borrower shall have the right, if no Default or Event of Default then exists, to replace such Lender (the "Replaced Lender") with one or more assignees eligible under Section 11.3(b) hereof (collectively, the "Replacement Lender"), provided that (A) at the time of any replacement pursuant to this Section, the Replacement Lender shall enter into one or more assignment agreements substantially in the form of Exhibit 11.3(b) pursuant to, and in accordance with the terms of, Section 11.3(b) pursuant to which the Replacement Lender shall acquire all of the rights and obligations of the Replaced Lender hereunder and, in connection therewith, shall pay to (1) the Replaced Lender in respect thereof of an amount equal to the sum of (x) the principal of, and all accrued interest on, all outstanding Loans of the Replaced Lender, (y) all unreimbursed drawings under the Letters of Credit that have been funded by the Replaced Lender, together with all then unpaid interest with respect thereto at such time and (z) all accrued but theretofore unpaid, fees and other amounts owing to the Replaced Lender pursuant to Section
3.5 and (2) each Issuing Lender an amount equal to such Replaced Lender's Revolving Commitment Percentage of any unreimbursed drawings under Letters of Credit issued by such Issuing Lender to the extent such amount was not heretofore funded by Replaced Lender, and (B) all obligations of the Borrower owing to the Replaced Lender (including all obligations, if any, owing pursuant to Section 3.6, 3.9 or 3.11, but excluding those obligations specifically described in clause (A) above in respect of which the assignment purchase price has been, or is concurrently being paid) shall be paid in full by the Borrower to such Replaced Lender concurrently with such replacement.


                                    SECTION 4

                                    GUARANTY

         4.1      The Guaranty.

         Each of the Guarantors hereby jointly and severally guarantees to each Lender, each Affiliate of a Lender that enters into a Hedging Agreement, and the Agent as hereinafter provided the prompt payment of the Credit Party Obligations in full when due (whether at stated maturity, as a mandatory prepayment, by acceleration, as a mandatory cash collateralization or otherwise) strictly in accordance with the terms thereof. The Guarantors hereby further agree that if any of the Credit Party Obligations are not paid in full when due (whether at stated maturity, as a mandatory prepayment, by acceleration, as a mandatory cash collateralization or otherwise), the Guarantors will, jointly and severally, promptly pay the same, without any demand or notice whatsoever, and that in the case of any extension of time of payment or renewal of any of the Credit Party Obligations, the same will be promptly paid in full when due (whether at extended maturity, as a mandatory prepayment, by acceleration, as a mandatory cash collateralization or otherwise) in accordance with the terms of such extension or renewal.

         Notwithstanding any provision to the contrary contained herein or in any other of the Credit Documents or Hedging Agreements, the obligations of each Guarantor hereunder shall be limited to an aggregate amount equal to the largest amount that would not render its obligations hereunder subject to avoidance under Section 548 of the Bankruptcy Code or any comparable provisions of any applicable state law.

         4.2      Obligations Unconditional.

         The obligations of the Guarantors under Section 4.1 are joint and several, absolute and unconditional, irrespective of the value, genuineness, validity, regularity or enforceability of any of the Credit Documents or Hedging Agreements, or any other agreement or instrument referred to therein, or any substitution, release, impairment or exchange of any other guarantee of or security for any of the Credit Party Obligations, and, to the fullest extent permitted by applicable law, irrespective of any other circumstance whatsoever which might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor, it being the intent of this Section 4.2 that the obligations of the Guarantors hereunder shall be absolute and unconditional under any and all circumstances. Each Guarantor agrees that such Guarantor shall have no right of subrogation, indemnity, reimbursement or contribution against the Borrower or any other Guarantor of the Credit Party Obligations for amounts paid under this Section 4 until such time as the Lenders (and any Affiliates of Lenders entering into Hedging Agreements) have been paid in full, all Commitments under this Credit Agreement have been terminated and no Person or Governmental Authority shall have any right to request any return or reimbursement of funds from the Lenders in connection with monies received under the Credit Documents or Hedging Agreements. Without limiting the generality of the foregoing, it is agreed that, to the fullest extent permitted by law, the occurrence of any one or more of the following shall not alter or impair the liability of any Guarantor hereunder which shall remain absolute and unconditional as described above:

                  (a) at any time or from time to time, without notice to any Guarantor, the time for any performance of or compliance with any of the Credit Party Obligations shall be extended, or such performance or compliance shall be waived;

                  (b) any of the acts mentioned in any of the provisions of any of the Credit Documents, any Hedging Agreement or any other agreement or instrument referred to in the Credit Documents or Hedging Agreements shall be done or omitted;

                  (c) the maturity of any of the Credit Party Obligations shall be accelerated, or any of the Credit Party Obligations shall be modified, supplemented or amended in any respect, or any right under any of the Credit Documents, any Hedging Agreement or any other agreement or instrument referred to in the Credit Documents or Hedging Agreements shall be waived or any other guarantee of any of the Credit Party Obligations or any security therefor shall be released, impaired or exchanged in whole or in part or otherwise dealt with;

                  (d) any Lien granted to, or in favor of, the Agent or any Lender or Lenders as security for any of the Credit Party Obligations shall fail to attach or be perfected; or

                  (e) any of the Credit Party Obligations shall be determined to be void or voidable (including, without limitation, for the benefit of any creditor of any Guarantor) or shall be subordinated to the claims of any Person (including, without limitation, any creditor of any Guarantor).

With respect to its obligations hereunder, each Guarantor hereby expressly waives diligence, presentment, demand of payment, protest and all notices whatsoever, and any requirement that the Agent or any Lender exhaust any right, power or remedy or proceed against any Person under any of the Credit Documents, any Hedging Agreement or any other agreement or instrument referred to in the Credit Documents or Hedging Agreements, or against any other Person under any other guarantee of, or security for, any of the Credit Party Obligations.

         4.3      Reinstatement.

         The obligations of the Guarantors under this Section 4 shall be automatically reinstated if and to the extent that for any reason any payment by or on behalf of any Person in respect of the Credit Party Obligations is rescinded or must be otherwise restored by any holder of any of the Credit Party Obligations, whether as a result of any proceedings in bankruptcy or reorganization or otherwise, and each Guarantor agrees that it will indemnify the Agent and each Lender on demand for all reasonable costs and expenses (including, without limitation, fees and expenses of counsel) incurred by the Agent or such Lender in connection with such rescission or restoration, including any such costs and expenses incurred in defending against any claim alleging that such payment constituted a preference, fraudulent transfer or similar payment under any bankruptcy, insolvency or similar law.

         4.4      Certain Additional Waivers.

         Without limiting the generality of the provisions of this Section 4, each Guarantor hereby specifically waives the benefits of N.C. Gen. Stat. ss.ss. 26-7 through 26-9, inclusive, to the extent applicable. Each Guarantor further agrees that such Guarantor shall have no right of recourse to security for the Credit Party Obligations, except through the exercise of rights of subrogation pursuant to Section 4.2 and through the exercise of rights of contribution pursuant to Section 4.6.

         4.5      Remedies.

         The Guarantors agree that, to the fullest extent permitted by law, as between the Guarantors, on the one hand, and the Agent and the Lenders, on the other hand, the Credit Party Obligations may be declared to be forthwith due and payable as provided in Section 9.2 (and shall be deemed to have become automatically due and payable in the circumstances provided in said Section 9.2) for purposes of Section 4.1 notwithstanding any stay, injunction or other prohibition preventing such declaration (or preventing the Credit Party Obligations from becoming automatically due and payable) as against any other
Person and that, in the event of such declaration (or the Credit Party Obligations being deemed to have become automatically due and payable), the Credit Party Obligations (whether or not due and payable by any other Person) shall forthwith become due and payable by the Guarantors for purposes of Section
4.1. The Guarantors acknowledge and agree that their obligations hereunder are secured in accordance with the terms of the Security Agreements and the other Collateral Documents and that the Lenders may exercise their remedies thereunder in accordance with the terms thereof.

         4.6      Rights of Contribution.

         The Guarantors hereby agree as among themselves that, if any Guarantor shall make an Excess Payment (as defined below), such Guarantor shall have a right of contribution from each other Guarantor in an amount equal to such other Guarantor's Contribution Share (as defined below) of such Excess Payment. The payment obligations of any Guarantor under this Section 4.6 shall be subordinate and subject in right of payment to the prior payment in full to the Agent and the Lenders of the Guaranteed Obligations, and none of the Guarantors shall exercise any right or remedy under this Section 4.6 against any other Guarantor until payment and satisfaction in full of all of such Guaranteed Obligations. For purposes of this Section 4.6, (a) "Guaranteed Obligations" shall mean any obligations arising under the other provisions of this Section 4; (b) "Excess Payment" shall mean the amount paid by any Guarantor in excess of its Pro Rata Share of any Guaranteed Obligations; (c) "Pro Rata Share" shall mean, for any Guarantor in respect of any payment of Guaranteed Obligations, the ratio (expressed as a percentage) as of the date of such payment of Guaranteed Obligations of (i) the amount by which the aggregate present fair salable value of all of its assets and properties exceeds the amount of all debts and liabilities of such Guarantor (including contingent, subordinated, unmatured, and unliquidated liabilities, but excluding the obligations of such Guarantor hereunder) to (ii) the amount by which the aggregate present fair salable value of all assets and other properties of the Borrower and all of the Guarantors exceeds the amount of all of the debts and liabilities (including contingent, subordinated, unmatured, and unliquidated liabilities, but excluding the obligations of the Borrower and the Guarantors hereunder) of the Borrower and all of the Guarantors; provided, however, that, for purposes of calculating the Pro Rata Shares of the Guarantors in respect of any payment of Guaranteed Obligations, any Guarantor that became a Guarantor subsequent to the date of any such payment shall be deemed to have been a Guarantor on the date of such payment and the financial information for such Guarantor as of the date such Guarantor became a Guarantor shall be utilized for such Guarantor in connection with such payment; and (d) "Contribution Share" shall mean, for any Guarantor in respect of any Excess Payment made by any other Guarantor, the ratio (expressed as a percentage) as of the date of such Excess Payment of (i) the amount by which the aggregate present fair salable value of all of its assets and properties exceeds the amount of all debts and liabilities of such Guarantor (including contingent, subordinated, unmatured, and unliquidated liabilities, but excluding the obligations of such Guarantor hereunder) to (ii) the amount by which the aggregate present fair salable value of all assets and other properties of the Borrower and all of the Guarantors other than the maker of such Excess Payment exceeds the amount of all of the debts and liabilities (including contingent, subordinated, unmatured, and unliquidated liabilities, but excluding the obligations of the Borrower and the Guarantors hereunder) of the Borrower and all of the Guarantors other than the maker of such Excess Payment; provided, however, that, for purposes of calculating the Contribution Shares of the Guarantors in respect of any Excess Payment, any Guarantor that became a Guarantor subsequent to the date of any such Excess Payment shall be deemed to have been a Guarantor on the date of such Excess Payment and the financial information for such Guarantor as of the date such Guarantor became a Guarantor shall be utilized for such Guarantor in connection with such Excess Payment. This Section 4.6 shall not be deemed to affect any right of subrogation, indemnity, reimbursement or contribution that any Guarantor may have under applicable law against the Borrower in respect of any payment of Guaranteed Obligations. Notwithstanding the foregoing, all rights of contribution against any Guarantor shall terminate from and after such time, if ever, that such Guarantor shall be relieved of its obligations pursuant to
Section 8.4.

         4.7      Continuing Guarantee.

         The guarantee in this Section 4 is a continuing guarantee, and shall apply to all Credit Party Obligations whenever arising.


                                    SECTION 5

                                   CONDITIONS

         5.1      Closing Conditions.

         The obligation of the Lenders to enter into this Credit Agreement and to make the initial Loans or the Issuing Lender to issue the initial Letter of Credit, whichever shall occur first, shall be subject to satisfaction of the following conditions (in form and substance acceptable to the Lenders):

                  (a) Executed Credit Documents. Receipt by the Agent of duly executed copies of: (i) this Credit Agreement; (ii) the Notes; (iii) the Collateral Documents and (iv) all other Credit Documents, each in form and substance acceptable to the Lenders in their sole discretion.

                  (b) Corporate Documents. Receipt by the Agent of the following:

                           (i) Charter Documents. Copies of the articles or certificates of incorporation or other charter documents of each Credit Party certified to be true and complete as of a recent date by the appropriate Governmental Authority of the state or other jurisdiction of its incorporation and certified by a secretary or assistant secretary of such Credit Party to be true and correct as of the Closing Date.

                           (ii) Bylaws. A copy of the bylaws of each Credit Party certified by a secretary or assistant secretary of such Credit Party to be true and correct as of the Closing Date.

                           (iii) Resolutions. Copies of resolutions of the Board
                  of Directors of each Credit Party approving and adopting the Credit Documents to which it is a party, the transactions contemplated therein and authorizing execution and delivery thereof, certified by a secretary or assistant secretary of such Credit Party to be true and correct and in force and effect as of the Closing Date.

                           (iv) Good  Standing.  Copies of (A)  certificates  of
                  good standing, existence or its equivalent with respect to each Credit Party certified as of a recent date by the appropriate Governmental Authorities of the state or other jurisdiction of incorporation and each other jurisdiction in which the failure to so qualify and be in good standing could have a Material Adverse Effect and (B) to the extent available, a certificate indicating payment of all corporate franchise taxes certified as of a recent date by the appropriate governmental taxing authorities.

                           (v) Incumbency. An incumbency certificate of each Credit Party certified by a secretary or assistant secretary to be true and correct as of the Closing Date.

                  (c) Financial Statements. Receipt by the Agent and the Lenders of (i) the consolidated financial statements of the Borrower and its Subsidiaries, including balance sheets and income and cash flow statements for the fiscal quarter ended October 12, 1997, (ii) a satisfactory estimated consolidated balance sheet of the Borrower as of November 9, 1997 giving effect to the acquisition of the Acquired Company and the transactions contemplated by the Merger Agreement and reflecting estimated purchase price accounting adjustments, prepared by the Company, (iii) projected financial statements of the Consolidated Parties for the fiscal years ending 1998 through and including the twelve month period ending March 31, 2002, including consolidated balance sheets, statements of income and cash flow statements of the Consolidated Parties giving effect to the Acquisition of the Acquired Company, together with appropriate supporting details and such other facts as relate to the ongoing business of the Consolidated Parties (collectively, the "Projections") which shall be accompanied by a certificate of a Responsible Officer to the effect that the Projections
         (A) are based on reasonable estimates and assumptions, all of which are fair in light of the conditions which existed at the time the Projections were made, (B) have been prepared on the basis of the assumptions stated therein, and (C) reflect, as of the time so furnished and the Closing Date, the reasonable estimate of the Borrower of the results of the operations and other information projected therein, and (iv) such other information relating to the Borrower and its Subsidiaries or the Acquired Company as the Agent may reasonably require in connection with the structuring and syndication of credit facilities of the type described herein.

                  (d) Opinions of Counsel. The Agent shall have received favorable opinions dated as of the Closing Date of counsel to the Credit Parties addressed to the lenders with respect to the Credit Parties, the Credit Documents and such other matters as the lenders shall request:

                  (e) Personal Property Collateral. The Agent shall have received:

                        (i) searches of Uniform  Commercial  Code filings in the
                  jurisdiction of the chief executive office of each Credit Party and each jurisdiction where any Collateral is located or where a filing would need to be made in order to perfect the Agent's security interest in the Collateral, copies of the financing statements on file in such jurisdictions and evidence that no Liens exist other than Permitted Liens;

                       (ii) duly  executed  UCC  financing  statements  for each
                  appropriate jurisdiction as is necessary, in the Agent's sole discretion, to perfect the Agent's security interest in the Collateral;

                      (iii) searches of ownership of intellectual property in the appropriate governmental offices and such patent/trademark/copyright filings as requested by the Agent in order to perfect the Agent's security interest in the Collateral;

                       (iv) all stock certificates  evidencing the Capital Stock
                  pledged to the Agent pursuant to the Pledge Agreement, together with duly executed in blank undated stock powers attached thereto (unless, with respect to the pledged Capital Stock of any Foreign Subsidiary, such stock powers are deemed unnecessary by the Agent in its reasonable discretion under the law of the jurisdiction of incorporation of such Person);

                        (v) such patent/trademark/copyright filings as requested
                  by the Agent in order to
                  perfect the Agent's security interest in the Collateral;

                       (vi) all  instruments and chattel paper in the possession
                  of any of the Credit Parties, together with allonges or assignments as may be necessary or appropriate to perfect the Agent's security interest in the Collateral; and

                      (vii) duly  executed  consents  as are  necessary,  in the
                  Agent's sole discretion, to perfect the Lenders' security interest in the Collateral.

                  (f)  Priority  of  Liens.   The  Agent  shall  have   received
         satisfactory evidence that (i) the Agent, on behalf of the Lenders, holds a perfected, first priority Lien on all Collateral and (ii) none of the Collateral is subject to any other Liens other than Permitted Liens.

                  (g) Evidence of  Insurance.  Receipt by the Agent of copies of insurance  policies or  certificates  of insurance of the  Consolidated
         Parties evidencing liability and casualty insurance meeting the requirements set forth in the Credit Documents, including, but not limited to, naming the Agent as sole loss payee on behalf of the Lenders.

                  (h) Corporate Structure. The corporate capital and ownership structure of the Consolidated Parties (after giving effect to the purchase of the Acquired Company) shall be as described in Schedule 5.1(h).

                  (i) Government Consent. Receipt by the Agent of evidence that all governmental, shareholder and material third party consents (including Hart-Scott-Rodino clearance) and approvals necessary or desirable in connection with the acquisition of the Acquired Company and the related financings and other transactions contemplated hereby and expiration of all applicable waiting periods without any action being taken by any authority that could restrain, prevent or impose any material adverse conditions on the acquisition of the Acquired Company or such other transactions or that could seek or threaten any of the foregoing, and no law or regulation shall be applicable which in the judgment of the Agent could have such effect.

                  (j) Material Adverse Effect. No material adverse change shall have occurred since March 30, 1997 in the condition (financial or otherwise), business, management or prospects of the Consolidated Parties taken as a whole.

                  (k) Litigation. There shall not exist (i) any order, decree, judgment, ruling or injunction which restrains the consummation of the acquisition of the Acquired Company in the manner contemplated by the Merger Agreement or (ii) any pending or threatened action, suit, investigation or proceeding against a Consolidated Party that could have a Material Adverse Effect.

                  (l) Other Indebtedness. Receipt by the Agent of evidence that, after the acquisition of the Acquired Company, the Consolidated Parties shall have no Funded Indebtedness other than the Indebtedness under the Credit Documents.

                  (m) Merger Agreement. There shall not have been any material modification, amendment, supplement or waiver to the Merger Agreement without the prior written consent of the Agent, including, but not limited to, any modification, amendment, supplement or waiver relating to the amount or type of consideration to be paid in connection with the acquisition of the Acquired Company and the contents of all disclosure schedules and exhibits, and the acquisition of the Acquired Company shall have been consummated in accordance with the terms of the Merger Agreement (without waiver of any conditions precedent to the obligations of the buyer thereunder) and the expenses of the Borrower related to such acquisition shall not exceed $1,000,000 in the aggregate. The Agent shall have received a final copy of the Merger Agreement, together with all exhibits and schedules thereto, certified by an officer of the Borrower.

                  (n) Officer's Certificates. The Agent shall have received a certificate or certificates executed by a Responsible Officer of the Borrower as of the Closing Date stating that (i) all governmental, shareholder and third party consents and approvals, if any, with respect to the Credit Documents and the transactions contemplated thereby have been obtained, (ii) each Consolidated Party is in compliance with all existing financial obligations, (iii) no action, suit, investigation or proceeding is pending or threatened in any court or before any arbitrator or governmental instrumentality that purports to affect any Consolidated Party or any transaction contemplated by the Credit Documents, if such action, suit, investigation or proceeding could have a Material Adverse Effect, (iv) the transactions contemplated by the Merger Agreement have been consummated in accordance with the terms thereof and (v) immediately after giving effect to this Credit Agreement, the other Credit Documents and all the transactions contemplated therein to occur on such date, (A) each of the Credit Parties is Solvent, (B) no Default or Event of Default exists, (C) all representations and warranties contained herein and in the other Credit Documents are true and correct in all material respects, and (D) the Credit Parties are in compliance with each of the financial covenants set forth in Section 7.11.

                  (o) Existing Credit Agreement. The Agent shall have received satisfactory evidence that the Existing Credit Agreement has been terminated.

                  (p) Fees and Expenses. Payment by the Credit Parties of all fees and expenses owed by them to the Lenders and the Agent, including, without limitation, payment to the Agent of the fees set forth in the Fee Letter.

                  (q) Other. Receipt by the Lenders of such other documents, instruments, agreements or information as reasonably requested by any Lender, including, but not limited to, information regarding litigation, tax, accounting, labor, insurance, pension liabilities (actual or contingent), real estate leases, material contracts, debt agreements, property ownership and contingent liabilities of the Consolidated Parties.

         5.2      Conditions to all Extensions of Credit.

         The obligations of each Lender to make, convert or extend any Loan and of the Issuing Lender to issue or extend any Letter of Credit (including the initial Loans and the initial Letter of Credit) are subject to satisfaction of the following conditions in addition to satisfaction on the Closing Date of the conditions set forth in Section 5.1:

                  (a) The Borrower shall have delivered (i) in the case of any Revolving Loan or any portion of the Term Loan, an appropriate Notice of Borrowing or Notice of Extension/Conversion or (ii) in the case of any Letter of Credit, the Issuing Lender shall have received an appropriate request for issuance in accordance with the provisions of
         Section 2.2(b);

                  (b) The representations and warranties set forth in Section 6 shall, subject to the limitations set forth therein, be true and correct in all material respects as of such date (except for those which expressly relate to an earlier date);

                  (c) No Default or Event of Default shall exist and be continuing either prior to or after giving effect thereto;

                  (d) Immediately after giving effect to the making of such Loan (and the application of the proceeds thereof) or to the issuance of such Letter of Credit, as the case may be, (i) the sum of the aggregate principal amount of outstanding Revolving Loans plus LOC Obligations outstanding shall not exceed the Revolving Committed Amount, and (ii) the LOC Obligations shall not exceed the LOC Committed Amount.

The delivery of each Notice of Borrowing, each Notice of Extension/Conversion and each request for a Letter of Credit pursuant to Section 2.2(b) shall constitute a representation and warranty by the Borrower of the correctness of the matters specified in subsections (b), (c), and (d), above.


                                    SECTION 6

                         REPRESENTATIONS AND WARRANTIES

         The Credit Parties hereby represent to the Agent and each Lender that:

         6.1      Financial Condition.

                  (a) The audited consolidated and consolidating balance sheet of the Consolidated Parties as of March 30, 1997 and the audited consolidated statements of earnings and statements of cash flows for the years ended March 31, 1996, March 26, 1995 and March 27, 1994 and for the seven 4-week periods ended October 12, 1997 have heretofore been furnished to each Lender. Such financial statements (including the notes thereto) (i) have been audited by Deloitte & Touche LLP (except for the seven 4-week periods ending October 12, 1997 which have not been audited), (ii) have been prepared in accordance with GAAP consistently applied throughout the periods covered thereby and (iii) present fairly (on the basis disclosed in the footnotes to such financial statements) the consolidated financial condition, results of operations and cash flows of the Consolidated Parties as of such date and for such periods. The unaudited interim balance sheets of the Consolidated Parties as at the end of, and the related unaudited interim statements of earnings and of cash flows for, each fiscal month and quarterly period ended after December 31, 1996 and prior to the Closing Date have heretofore been furnished to each Lender. Such interim financial statements for each such quarterly period, (i) have been prepared in accordance with GAAP consistently applied throughout the periods covered thereby and (ii) present fairly (on the basis disclosed in the footnotes to such financial statements) the consolidated financial condition, results of operations and cash flows of the Consolidated Parties as of such date and for such periods. During the period from December 31, 1996 to and including the Closing Date, there has been no sale, transfer or other disposition by any Consolidated Party of any material part of the business or property of the Consolidated Parties, taken as a whole, and no purchase or other acquisition by any of them of any business or property (including any capital stock of any other person) material in relation to the consolidated financial condition of the Consolidated Parties, taken as a whole, in each case, which, is not reflected in the foregoing financial statements or in the notes thereto and has not otherwise been disclosed in writing to the Lenders on or prior to the Closing Date.

                  (b) The pro forma consolidated balance sheet of the Consolidated Parties as of November 9, 1997 giving effect to the
         Acquisition, in accordance with the terms of the Merger Agreement and reflecting estimated purchase price accounting adjustments, has heretofore been furnished to each Lender. Such pro forma balance sheet is based upon reasonable assumptions made known to the Lenders and upon information not known as of the date hereof to be incorrect or misleading in any material respect.

                  (c) The financial statements delivered to the Lenders pursuant to Section 7.1(a) and (b), (i) have been prepared in accordance with GAAP (except as may otherwise be permitted under Section 7.1(a) and (b)) and (ii) present fairly (on the basis disclosed in the footnotes to such financial statements) the consolidated financial condition, results of operations and cash flows of the Consolidated Parties as of such date and for such periods.

         6.2      No Material Change.

         Since March 30, 1997, (a) there has been no development or event relating to or affecting a Consolidated Party which has had or could have a Material Adverse Effect and (b) except as otherwise permitted under this Credit Agreement, no dividends or other distributions have been declared, paid or made upon the Capital Stock in a Consolidated Party nor has any of the Capital Stock in a Consolidated Party been redeemed, retired, purchased or otherwise acquired for value.

         6.3      Organization and Good Standing.

         Each of the Consolidated Parties (a) is duly organized, validly existing and is in good standing under the laws of the jurisdiction of its incorporation or organization, (b) has the corporate or other necessary power and authority, and the legal right, to own and operate its property, to lease the property it operates as lessee and to conduct the business in which it is currently engaged and (c) is duly qualified as a foreign entity and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification, other than in such jurisdictions where the failure to be so qualified and in good standing could have a Material Adverse Effect.

         6.4      Power; Authorization; Enforceable Obligations.

         Each of the Credit Parties has the corporate or other necessary power and authority, and the legal right, to make, deliver and perform the Credit Documents to which it is a party, and in the case of the Borrower, to obtain extensions of credit hereunder, and has taken all necessary corporate action to authorize the borrowings and other extensions of credit on the terms and conditions of this Credit Agreement and to authorize the execution, delivery and performance of the Credit Documents to which it is a party. No consent or authorization of, filing with, notice to or other similar act by or in respect of, any Governmental Authority or any other Person is required to be obtained or made by or on behalf of any Credit Party in connection with the borrowings or other extensions of credit hereunder or with the execution, delivery, performance, validity or enforceability of the Credit Documents to which such Credit Party is a party, except for (a) consents, authorizations, notices and filings described in Schedule 6.4, all of which have been obtained or made or have the status described in such Schedule 6.4 and (b) filings to perfect the Liens created by the Collateral Documents. This Credit Agreement has been, and each other Credit Document to which any Credit Party is a party will be, duly executed and delivered on behalf of the Credit Parties. This Credit Agreement constitutes, and each other Credit Document to which any Credit Party is a party when executed and delivered will constitute, a legal, valid and binding obligation of such Credit Party enforceable against such party in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally and by general equitable principles (whether enforcement is sought by proceedings in equity or at law).

         6.5      No Conflicts.

         Neither the execution and delivery of the Credit Documents, nor the consummation of the transactions contemplated therein, nor performance of and compliance with the terms and provisions thereof by such Credit Party will (a) violate or conflict with any provision of its articles or certificate of incorporation or bylaws or other organizational or governing documents of such Person, (b) violate, contravene or materially conflict with any Requirement of Law or any other law, regulation (including, without limitation, Regulation U or Regulation X), order, writ, judgment, injunction, decree or permit applicable to it, (c) violate, contravene or conflict with contractual provisions of, or cause an event of default under, any indenture, loan agreement, mortgage, deed of trust, contract or other agreement or instrument to which it is a party or by which it may be bound, the violation of which could have a Material Adverse Effect, or (d) result in or require the creation of any Lien (other than those contemplated in or created in connection with the Credit Documents) upon or with respect to its properties.

         6.6      No Default.

         No Consolidated Party is in default in any respect under any contract, lease, loan agreement, indenture, mortgage, security agreement or other agreement or obligation to which it is a party or by which any of its properties is bound which default could have a Material Adverse Effect. No Default or Event of Default has occurred or exists except as previously disclosed in writing to the Lenders.

         6.7      Ownership.

         Each Consolidated Party is the owner of, and has good and marketable title to, all of its respective assets and none of such assets is subject to any Lien other than Permitted Liens.

         6.8      Indebtedness.

         Except as otherwise permitted under Section 8.1, the Consolidated Parties have no Indebtedness.

         6.9      Litigation.

         Except as disclosed in Schedule 6.9, there are no actions, suits or legal, equitable, arbitration or administrative proceedings, pending or, to the knowledge of any Credit Party, threatened against any Consolidated Party which might have a Material Adverse Effect.

         6.10     Taxes.

         Each Consolidated Party has filed, or caused to be filed, all tax returns (federal, state, local and foreign) required to be filed and paid (a) all amounts of taxes shown thereon to be due (including interest and penalties) and (b) all other taxes, fees, assessments and other governmental charges (including mortgage recording taxes, documentary stamp taxes and intangibles taxes) owing by it, except for such taxes (i) which are not yet delinquent or
(ii) that are being contested in good faith and by proper proceedings, and against which adequate reserves are being maintained in accordance with GAAP. No Credit Party is aware as of the Closing Date of any proposed tax assessments against it or any other Consolidated Party.

         6.11     Compliance with Law.

         Each Consolidated Party is in compliance with all Requirements of Law and all other laws, rules, regulations, orders and decrees (including without limitation Environmental Laws) applicable to it, or to its properties, unless such failure to comply could not have a Material Adverse Effect. No Requirement of Law could cause a Material Adverse Effect.

         6.12     ERISA.

                  (a) During the five-year period prior to the date on which this representation is made or deemed made: (i) no ERISA Event has occurred, and, to the best knowledge of the Credit Parties, no event or condition has occurred or exists as a result of which any ERISA Event could reasonably be expected to occur, with respect to any Plan; (ii) no "accumulated funding deficiency," as such term is defined in Section 302 of ERISA and Section 412 of the Code, whether or not waived, has occurred with respect to any Plan; (iii) each Plan has been maintained, operated, and funded in compliance with its own terms and in material compliance with the provisions of ERISA, the Code, and any other applicable federal or state laws; and (iv) no lien in favor of the PBGC or a Plan has arisen or is reasonably likely to arise on account of any Plan.

                  (b) The actuarial present value of all "benefit liabilities" (as defined in Section 4001(a)(16) of ERISA), whether or not vested, under each Single Employer Plan, as of the last annual valuation date prior to the date on which this representation is made or deemed made (determined, in each case, utilizing the actuarial assumptions used in such Plan's most recent actuarial valuation report), did not exceed as of such valuation date the fair market value of the assets of such Plan.

                  (c) Neither any Consolidated Party nor any ERISA Affiliate has incurred, or, to the best knowledge of the Credit Parties, could be reasonably expected to incur, any withdrawal liability under ERISA to any Multiemployer Plan or Multiple Employer Plan. Neither any Consolidated Party nor any ERISA Affiliate would become subject to any withdrawal liability under ERISA if any Consolidated Party or any ERISA Affiliate were to withdraw completely from all Multiemployer Plans and Multiple Employer Plans as of the valuation date most closely preceding the date on which this representation is made or deemed made. Neither any Consolidated Party nor any ERISA Affiliate has received any notification that any Multiemployer Plan is in reorganization (within the meaning of Section 4241 of ERISA), is insolvent (within the meaning of Section 4245 of ERISA), or has been terminated (within the meaning of Title IV of ERISA), and no Multiemployer Plan is, to the best knowledge of the Credit Parties, reasonably expected to be in reorganization, insolvent, or terminated.

                  (d) No prohibited transaction (within the meaning of Section 406 of ERISA or Section 4975 of the Code) or breach of fiduciary responsibility has occurred with respect to a Plan which has subjected or may subject any Consolidated Party or any ERISA Affiliate to any liability under Sections 406, 409, 502(i), or 502(l) of ERISA or
         Section 4975 of the Code, or under any agreement or other instrument pursuant to which any Consolidated Party or any ERISA Affiliate has agreed or is required to indemnify any person against any such liability.

                  (e) Neither any Consolidated Party nor any ERISA Affiliates has any material liability with respect to "expected post-retirement benefit obligations" within the meaning of the Financial Accounting Standards Board Statement 106.

         6.13     Subsidiaries.

         Set forth on Schedule 6.13 is a complete and accurate list of all Subsidiaries of each Consolidated Party. Information on Schedule 6.13 includes jurisdiction of incorporation, the number of shares of each class of Capital Stock outstanding, the number and percentage of outstanding shares of each class owned (directly or indirectly) by such Consolidated Party; and the number and effect, if exercised, of all outstanding options, warrants, rights of conversion or purchase and all other similar rights with respect thereto. The outstanding Capital Stock of all such Subsidiaries is validly issued, fully paid and non-assessable and is owned by each such Consolidated Party, directly or indirectly, free and clear of all Liens (other than those arising under or contemplated in connection with the Credit Documents). Other than as set forth in Schedule 6.13, no Consolidated Party has outstanding any securities convertible into or exchangeable for its Capital Stock nor does any such Person have outstanding any rights to subscribe for or to purchase or any options for the purchase of, or any agreements providing for the issuance (contingent or otherwise) of, or any calls, commitments or claims of any character relating to its Capital Stock. Schedule 6.13 may be updated from time to time by the Borrower by giving written notice thereof to the Agent.

         6.14     Governmental Regulations, Etc.

                  (a) No part of the Letters of Credit or proceeds of the Loans will be used, directly or indirectly, for the purpose of purchasing or carrying any "margin stock" within the meaning of Regulation G or Regulation U, or for the purpose of purchasing or carrying or trading in any securities. If requested by any Lender or the Agent, the Borrower will furnish to the Agent and each Lender a statement to the foregoing effect in conformity with the requirements of FR Form U-1 referred to in Regulation U. No indebtedness being reduced or retired out of the proceeds of the Loans was or will be incurred for the purpose of purchasing or carrying any margin stock within the meaning of Regulation U or any "margin security" within the meaning of Regulation T. "Margin stock" within the meaning of Regulation U does not constitute more than 25% of the value of the consolidated assets of the Consolidated Parties. None of the transactions contemplated by this Credit Agreement (including, without limitation, the direct or indirect use of the proceeds of the Loans) will violate or result in a violation of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or regulations issued pursuant thereto, or Regulation G, T, U or X.

                  (b) No Consolidated Party is subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act or the Investment Company Act of 1940, each as amended. In addition, no Consolidated Party is (i) an "investment company" registered or required to be registered under the Investment Company Act of 1940, as amended, and is not controlled by such a company, or (ii) a "holding company", or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

                  (c) No director, executive officer or principal shareholder of any Consolidated Party is a director, executive officer or principal shareholder of any Lender. For the purposes hereof the terms "director", "executive officer" and "principal shareholder" (when used with reference to any Lender) have the respective meanings assigned thereto in Regulation O issued by the Board of Governors of the Federal Reserve System.

                  (d) Each Consolidated Party has obtained and holds in full force and effect, all franchises, licenses, permits, certificates, authorizations, qualifications, accreditations, easements, rights of way and other rights, consents and approvals which are necessary for the ownership of its respective Property and to the conduct of its respective businesses as presently conducted.

                  (e) No Consolidated Party is in violation of any applicable statute, regulation or ordinance of the United States of America, or of any state, city, town, municipality, county or any other jurisdiction, or of any agency thereof (including without limitation, environmental laws and regulations), which violation could have a Material Adverse Effect.

                  (f) Each Consolidated Party is current with all material reports and documents, if any, required to be filed with any state or federal securities commission or similar agency and is in full compliance in all material respects with all applicable rules and regulations of such commissions.

         6.15     Purpose of Loans and Letters of Credit.

         The proceeds of the Loans hereunder shall be used solely by the Borrower to (a) finance a portion of the purchase price of the Acquisition and to pay certain fees and expenses related thereto, (b) refinance existing Indebtedness and (c) provide for working capital and capital expenditures. The Letters of Credit shall be used only for or in connection with appeal bonds, reimbursement obligations arising in connection with surety and reclamation bonds, reinsurance, domestic or international trade transactions and obligations not otherwise aforementioned relating to transactions entered into by the applicable account party in the ordinary course of business.

         6.16     Environmental Matters.

                  (a) Each of the facilities and properties owned, leased or operated by the Consolidated Parties (the "Properties") and all operations at the Properties are in compliance with all applicable Environmental Laws, and there is no violation of any Environmental Law with respect to the Properties or the businesses operated by the Consolidated Parties (the "Businesses"), and there are no conditions relating to the Businesses or Properties that could give rise to liability under any applicable Environmental Laws.

                  (b) None of the Properties contains, or has previously contained, any Materials of Environmental Concern at, on or under the Properties in amounts or concentrations that constitute or constituted a violation of, or could give rise to liability under, Environmental Laws.

                  (c) No Consolidated Party has received any written or verbal notice of, or inquiry from any Governmental Authority regarding, any violation, alleged violation, non-compliance, liability or potential liability regarding environmental matters or compliance with Environmental Laws with regard to any of the Properties or the Businesses, nor does any Consolidated Party have knowledge or reason to believe that any such notice will be received or is being threatened.

                  (d) Materials of Environmental Concern have not been transported or disposed of from the Properties, or generated, treated, stored or disposed of at, on or under any of the Properties or any other location, in each case by or on behalf of any Consolidated Party in violation of, or in a manner that could give rise to liability under, any applicable Environmental Law.

                  (e) No judicial proceeding or governmental or administrative action is pending or, to the best knowledge of any Credit Party, threatened, under any Environmental Law to which any Consolidated Party is or will be named as a party, nor are there any consent decrees or other decrees, consent orders, administrative orders or other orders, or other administrative or judicial requirements outstanding under any Environmental Law with respect to the Consolidated Parties, the Properties or the Businesses.

                  (f)  There  has been no  release  or,  threat  of  release  of
         Materials of Environmental Concern at or from the Properties, or arising from or related to the operations (including, without limitation, disposal) of any Consolidated Party in connection with the Properties or otherwise in connection with the Businesses, in violation of or in amounts or in a manner that could give rise to liability under Environmental Laws.

         6.17     Intellectual Property.

         Each Consolidated Party owns, or has the legal right to use, all trademarks, tradenames, copyrights, technology, know-how and processes (the "Intellectual Property") necessary for each of them to conduct its business as currently conducted except for those the failure to own or have such legal right to use could not have a Material Adverse Effect. Set forth on Schedule 6.17 is a list of all Intellectual Property owned by each Consolidated Party or that any Consolidated Party has the right to use. Except as provided on Schedule 6.17, no claim has been asserted and is pending by any Person challenging or questioning the use of any such Intellectual Property or the validity or effectiveness of any such Intellectual Property, nor does any Credit Party know of any such claim, and to the Credit Parties' knowledge the use of such Intellectual Property by any Consolidated Party does not infringe on the rights of any Person, except for such claims and infringements that in the aggregate, could not have a Material Adverse Effect. Schedule 6.17 may be updated from time to time by the Borrower by giving written notice thereof to the Agent.

         6.18     Solvency.

         Each  Credit  Party  is and,  after  consummation  of the  transactions
contemplated  by  this  Credit  Agreement   (including  without  limitation  the
acquisition of the Acquired Company by the Borrower), will be Solvent.

         6.19     Investments.

         All Investments of each Consolidated Party are Permitted Investments.

         6.20     Location of Collateral.

         Set forth on Schedule 6.20(a) is a list of all locations where any tangible personal property of a Consolidated Party is located, including county and state where located. Set forth on Schedule 6.20(b) is the chief executive office and principal place of business of each Consolidated Party. Schedule 6.20(a) and 6.20(b) may be updated from time to time by the Borrower giving written notice thereof to the Agent.

         6.21     Disclosure.

         Neither this Credit Agreement nor any financial statements delivered to the Lenders nor any other document, certificate or statement furnished to the Lenders by or on behalf of any Consolidated Party in connection with the transactions contemplated hereby contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained therein or herein not misleading.

         6.22     No Burdensome Restrictions.

         No Consolidated Party is a party to any agreement or instrument or subject to any other obligation or any charter or corporate restriction or any provision of any applicable law, rule or regulation which, individually or in the aggregate, could have a Material Adverse Effect.

         6.23     Brokers' Fees.

         Except for investment banking and other related fees in connection with the purchase by the Borrower of the Acquired Company, no Consolidated Party has any obligation to any Person in respect of any finder's, broker's, investment banking or other similar fee in connection with any of the transactions contemplated under the Credit Documents.

         6.24     Labor Matters.

         There are no collective bargaining agreements or Multiemployer Plans covering the employees of a Consolidated Party as of the Closing Date and none of the Consolidated Parties has suffered any strikes, walkouts, work stoppages or other material labor difficulty within the last five years.

         6.25     Representations and Warranties from Merger Agreement.

         As of the Closing Date, each of the representations and warranties made in the Merger Agreement by each of the parties thereto is true and correct in all material respects.

                                    SECTION 7

                              AFFIRMATIVE COVENANTS


         Each Credit Party hereby covenants and agrees that so long as this Credit Agreement is in effect or any amounts payable hereunder or under any other Credit Document shall remain outstanding, and until all of the Commitments hereunder shall have terminated:

         7.1      Information Covenants.

         The Borrower will furnish, or cause to be furnished, to the Agent and each of the Lenders:

                  (a) Annual Financial Statements. As soon as available, and in any event within 90 days after the close of each fiscal year of the Consolidated Parties, a consolidated balance sheet and income statement of the Consolidated Parties, as of the end of such fiscal year, together with related consolidated statements of operations and retained earnings and of cash flows for such fiscal year, setting forth in comparative form consolidated figures for the preceding fiscal year, all such financial information described above to be in reasonable form and detail and audited by independent certified public accountants of recognized national standing reasonably acceptable to the Agent and whose opinion shall be to the effect that such financial statements have been prepared in accordance with GAAP (except for changes with which such accountants concur) and shall not be limited as to the scope of the audit or qualified as to the status of the Consolidated Parties as a going concern.

                  (b) Quarterly Financial Statements. As soon as available, and in any event within 45 days after the close of each fiscal quarter of the Consolidated Parties (other than the fourth fiscal quarter, in which case 90 days after the end thereof) a consolidated balance sheet and income statement of the Consolidated Parties, as of the end of such fiscal quarter, together with related consolidated statements of operations and retained earnings and of cash flows for such fiscal quarter in each case setting forth in comparative form consolidated figures for the corresponding period of the preceding fiscal year, all such financial information described above to be in reasonable form and detail and reasonably acceptable to the Agent, and accompanied by a certificate of a Responsible Officer to the effect that such quarterly financial statements fairly present in all material respects the financial condition of the Consolidated Parties and have been prepared in accordance with GAAP, subject to changes resulting from audit and normal year-end audit adjustments.

                  (c) Monthly Financial Statements. As soon as available, and in any event within 30 days after the end of each month of the Consolidated Parties, a consolidated balance sheet of the Consolidated Parties as of the end of such month, together with related consolidated statements of operations and retained earnings and of cash flows for such month in each case setting forth in comparative form consolidated figures for the corresponding period of the preceding fiscal year, all such financial information described above to be in reasonable form and detail and reasonably acceptable to the Agent, and accompanied by a certificate of a Responsible Officer to the effect that (i) such monthly financial statements fairly present in all material respects the financial condition of the Consolidated Parties, (ii) have been prepared in accordance with GAAP, and (iii) to the Responsible Officer's knowledge, no Default or Event of Default exists, or if any Default or Event of Default does exist specifying the nature and extent thereof and what action the Credit Parties propose to take with respect thereto.

                  (d) Officer's Certificate. At the time of delivery of the financial statements provided for in Sections 7.1(a) and 7.1(b) above, a certificate of a Responsible Officer substantially in the form of
         Exhibit 7.1(d), (i) demonstrating compliance with the financial covenants contained in Section 7.11 by calculation thereof as of the end of each such fiscal period and (ii) stating that no Default or Event of Default exists, or if any Default or Event of Default does exist, specifying the nature and extent thereof and what action the Credit Parties propose to take with respect thereto.

                  (e) Annual Business Plan and Budgets. At least 30 days prior to the end of each fiscal year of the Borrower, beginning with the fiscal year ending March 29, 1998, an annual business plan and budget of the Consolidated Parties containing, among other things, projected financial statements for the next fiscal year.

                  (f) Compliance With Certain Provisions of the Credit Agreement. Within 90 days after the end of each fiscal year of the Borrower, a certificate containing information regarding the amount of all Asset Dispositions and Equity Issuances that were made during the prior fiscal year.

                  (g) Accountant's Certificate. Within the period for delivery of the annual financial statements provided in Section 7.1(a), a certificate of the accountants conducting the annual audit stating that they have reviewed this Credit Agreement and stating further whether, in the course of their audit, they have become aware of any Default or Event of Default and, if any such Default or Event of Default exists, specifying the nature and extent thereof.

                  (h) Auditor's Reports. Promptly upon receipt thereof, a copy of any other report or "management letter" submitted by independent accountants to any Consolidated Party in connection with any annual, interim or special audit of the books of such Person.

                  (i) Reports.  Promptly upon  transmission or receipt  thereof,
         (i) copies of any filings and registrations with, and reports to or from, the Securities and Exchange Commission, or any successor agency, and copies of all financial statements, proxy statements, notices and reports as any Consolidated Party shall send to its shareholders or to a holder of any Indebtedness owed by any Consolidated Party in its capacity as such a holder and (ii) upon the request of the Agent, all reports and written information to and from the United States Environmental Protection Agency, or any state or local agency responsible for environmental matters, the United States Occupational Health and Safety Administration, or any state or local agency responsible for health and safety matters, or any successor agencies or authorities concerning environmental, health or safety matters.

                  (j) Notices. Upon obtaining knowledge thereof, the Borrower will give written notice to the Agent immediately of (i) the occurrence of an event or condition consisting of a Default or Event of Default, specifying the nature and existence thereof and what action the Credit Parties propose to take with respect thereto, and (ii) the occurrence of any of the following with respect to any Consolidated Party (A) the pendency or commencement of any litigation, arbitral or governmental proceeding against such Person which if adversely determined is likely to have a Material Adverse Effect, (B) the institution of any proceedings against such Person with respect to, or the receipt of notice by such Person of potential liability or responsibility for violation, or alleged violation of any federal, state or local law, rule or regulation, including but not limited to, Environmental Laws, the violation of which could have a Material Adverse Effect, or (C) any notice or determination concerning the imposition of any withdrawal liability by a Multiemployer Plan against such Person or any ERISA
         Affiliate, the determination that a Multiemployer Plan is, or is expected to be, in reorganization within the meaning of Title IV of ERISA or the termination of any Plan.

                  (k) ERISA. Upon obtaining knowledge thereof, the Borrower will give written notice to the Agent promptly (and in any event within five business days) of: (i) of any event or condition, including, but not limited to, any Reportable Event, that constitutes, or might reasonably lead to, an ERISA Event; (ii) with respect to any Multiemployer Plan, the receipt of notice as prescribed in ERISA or otherwise of any withdrawal liability assessed against the Borrower or any of its ERISA Affiliates, or of a determination that any Multiemployer Plan is in reorganization or insolvent (both within the meaning of Title IV of ERISA); (iii) the failure to make full payment on or before the due date (including extensions) thereof of all amounts which any Consolidated Party or any ERISA Affiliate is required to contribute to each Plan pursuant to its terms and as required to meet the minimum funding standard set forth in ERISA and the Code with respect thereto; or (iv) any change in the funding status of any Plan that could have a Material Adverse Effect, together with a description of any such event or condition or a copy of any such notice and a statement by the chief financial officer of the Borrower briefly setting forth the details regarding such event, condition, or notice, and the action, if any, which has been or is being taken or is proposed to be taken by the Credit Parties with respect thereto. Promptly upon request, the Credit Parties shall furnish the Agent and the Lenders with such additional information concerning any Plan as may be reasonably requested, including, but not limited to, copies of each annual report/return (Form 5500 series), as well as all schedules and attachments thereto required to be filed with the Department of Labor and/or the Internal Revenue Service pursuant to ERISA and the Code, respectively, for each "plan year" (within the meaning of Section 3(39) of ERISA).

                  (l) Other Information. With reasonable promptness upon any such request, such other information regarding the business, properties or financial condition of any Consolidated Party as the Agent or the Required Lenders may reasonably request.

         7.2      Preservation of Existence and Franchises.

         Except as a result of or in connection with a dissolution, merger or disposition of a Subsidiary permitted under Section 8.4 or Section 8.5, each Credit Party will, and will cause each of its Subsidiaries to, do all things necessary to preserve and keep in full force and effect its existence, rights, franchises and authority.

         7.3      Books and Records.

         Each Credit Party will, and will cause each of its Subsidiaries to, keep complete and accurate books and records of its transactions in accordance with good accounting practices on the basis of GAAP (including the establishment and maintenance of appropriate reserves).

         7.4      Compliance with Law.

         Each Credit Party will, and will cause each of its Subsidiaries to, comply with all laws, rules, regulations and orders, and all applicable restrictions imposed by all Governmental Authorities, applicable to it and its Property if noncompliance with any such law, rule, regulation, order or restriction could have a Material Adverse Effect.

         7.5      Payment of Taxes and Other Indebtedness.

         Each Credit Party will, and will cause each of its Subsidiaries to, pay and discharge (a) all taxes, assessments and governmental charges or levies imposed upon it, or upon its income or profits, or upon any of its properties, before they shall become delinquent, (b) all lawful claims (including claims for labor, materials and supplies) which, if unpaid, might give rise to a Lien upon any of its properties, and (c) except as prohibited hereunder, all of its other Indebtedness as it shall become due; provided, however, that no Consolidated Party shall be required to pay any such tax, assessment, charge, levy, claim or Indebtedness which is being contested in good faith by appropriate proceedings and as to which adequate reserves therefor have been established in accordance with GAAP, unless the failure to make any such payment (i) could give rise to an immediate right to foreclose on a Lien securing such amounts or (ii) could have a Material Adverse Effect.

         7.6      Insurance.

                  Each Credit Party will, and will cause each of its Subsidiaries to, at all times maintain in full force and effect insurance (including worker's compensation insurance, liability insurance, casualty insurance and business interruption insurance) in such amounts, covering such risks and liabilities and with such deductibles or self-insurance retentions as are in accordance with normal industry practice (or as otherwise required by the Collateral Documents). The Agent shall be named as loss payee or mortgagee, as its interest may appear, and/or additional insured with respect to any such insurance providing coverage in respect of any Collateral, and each provider of any such insurance shall agree, by endorsement upon the policy or policies issued by it or by independent instruments furnished to the Agent, that it will give the Agent thirty (30) days prior written notice before any such policy or policies shall be altered or canceled, and that no act or default of any Consolidated Party or any other Person shall affect the rights of the Agent or the Lenders under such policy or policies. The present insurance coverage of the Consolidated Parties is outlined as to carrier, policy number, expiration date, type and amount on Schedule 7.6.

          7.7      Maintenance of Property.

          Each Credit Party will, and will cause each of its Subsidiaries to, maintain and preserve its properties and equipment material to the conduct of its business in good repair, working order and condition, normal wear and tear and casualty and condemnation excepted, and will make, or cause to be made, in such properties and equipment from time to time all repairs, renewals, replacements, extensions, additions, betterments and improvements thereto as may be needed or proper, to the extent and in the manner customary for companies in similar businesses.

          7.8      Performance of Obligations.

          Each Credit Party will, and will cause each of its Subsidiaries to, perform in all material respects all of its obligations under the terms of all material agreements, indentures, mortgages, security agreements or other debt instruments to which it is a party or by which it is bound.

          7.9      Use of Proceeds.

          The Borrower will use the proceeds of the Loans and will use the Letters of Credit solely for the purposes set forth in Section 6.15.

          7.10     Audits/Inspections.

         Upon reasonable notice and during normal business hours, each Credit Party will, and will cause each of its Subsidiaries to, permit representatives appointed by the Agent, including, without limitation, independent accountants, agents, attorneys, and appraisers to visit and inspect its property, including its books and records, its accounts receivable and inventory, its facilities and its other business assets, and to make photocopies or photographs thereof and to write down and record any information such representative obtains and shall permit the Agent or its representatives to investigate and verify the accuracy of information provided to the Lenders and to discuss all such matters with the officers, employees and representatives of such Person. The Credit Parties agree that the Agent, and its representatives, may conduct an annual audit of the Collateral, at the expense of the Borrower.

         7.11     Financial Covenants.

                  (a) Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio, as of the last day of each fiscal quarter of the Consolidated Parties for each date of determination occurring during each of the periods listed below, shall be greater than or equal to:

                         Period                        Ratio
                         ------                        -----
                     Fiscal year 1999               1.00 to 1.0
                     Fiscal year 2000               1.10 to 1.0
                     Fiscal year 2001               1.15 to 1.0
                     Fiscal year 2002               1.20 to 1.0
                       and thereafter

                  (b) Leverage Ratio. The Leverage Ratio, as of the last day of each fiscal quarter of the Consolidated Parties for each date of determination occurring during each of the periods listed below, shall be less than or equal to:

                         Period                        Ratio
                         ------                        -----
                      Fiscal year 1999              1.60 to 1.0
                      Fiscal year 2000              1.20 to 1.0
                      Fiscal year 2002              1.00 to 1.0
                        and thereafter

                  (c) Consolidated EBITDA. Consolidated EBITDA at the end of each fiscal quarter of the Borrower for the immediately preceding four consecutive fiscal quarters as shown on the financial statements of the Borrower delivered pursuant to Section 7.1(b) for each date of determination occurring during each of the periods listed below shall not be less than:

                          Period                       Amount
                          ------                       ------
                      Fiscal year 1999              $13,440,000
                      Fiscal year 2000              $14,370,000
                      Fiscal year 2001              $15,140,000
                      Fiscal year 2002              $16,540,000
                        and thereafter

                  (d) Capital Expenditures. Consolidated Capital Expenditures for each fiscal year shall not exceed the amounts set forth below for the periods set forth below:

                          Period                      Amount
                          ------                      ------
                      Fiscal year 1998              $8.500,000
                      Fiscal year 1999              $8,600,000
                      Fiscal year 2000              $8,000,000
                      Fiscal year 2001              $8,000,000
                      Fiscal year 2002              $8,000,000
                        and thereafter

         provided, however (i) a Credit Party may use the Net Cash Proceeds from an Equity Issuance to make additional capital expenditures to the extent such Net Cash Proceeds are not required to be paid to the Lenders pursuant to Section 3.3(b)(iii) and (ii) the Credit Parties shall be permitted to carry forward (to the immediately succeeding year only) the lesser of (A) the unused portion of the amount for the prior year or (B) $2,000,000; provided, further that Consolidated Capital Expenditures may be increased annually by 50% of Consolidated Excess EBITDA for the immediately preceding fiscal year only.

         7.12     Additional Credit Parties.

         As soon as practicable and in any event within 30 days after any Person becomes a Subsidiary of any Credit Party, the Borrower shall provide the Agent with written notice thereof setting forth information in reasonable detail describing all of the assets of such Person and shall (a) if such Person is a Domestic Subsidiary of a Credit Party, cause such Person to execute a Joinder Agreement in substantially the same form as Exhibit 7.12, (b) cause 100% (if such Person is a Domestic Subsidiary of a Credit Party) or 65% (if such Person is a direct Foreign Subsidiary of a Credit Party) of the Capital Stock of such Person to be delivered to the Agent (together with undated stock powers signed in blank (unless, with respect to a Foreign Subsidiary, such stock powers are deemed unnecessary by the Agent in its reasonable discretion under the law of the jurisdiction of incorporation of such Person)) and pledged to the Agent pursuant to an appropriate pledge agreement(s) in substantially the form of the Pledge Agreement and otherwise in form acceptable to the Agent and (c) cause such Person to provide certified resolutions and other organizational and authorizing documents of such Person, favorable opinions of counsel to such Person (which shall cover, among other things, the legality, validity, binding effect and enforceability of the documentation referred to above and the perfection of the Agent's liens thereunder) and other items of the types required to be delivered pursuant to Section 5.1(e), all in form, content and scope reasonably satisfactory to the Agent.

         7.13     Pledged Assets.

         Each Credit Party will, and will cause each of its Subsidiaries to, cause (a) all of its owned personal property located in the United States and
(b) to the extent deemed to be material by the Agent or the Required Lenders in its or their sole reasonable discretion, all of its other owned personal property, to be subject at all times to first priority, perfected Liens in favor of the Agent pursuant to the terms and conditions of the Collateral Documents or, with respect to any such property acquired subsequent to the Closing Date, such other additional security documents as the Agent shall reasonably request. In furtherance of the foregoing terms of this Section 7.13, the Borrower agrees to promptly provide the Agent with written notice of the acquisition by, or the entering into a leasing by, any Credit Party of any asset(s) having a market value greater than $500,000, setting forth in reasonable detail the location and a description of the asset(s) so acquired. Without limiting the generality of the above, the Credit Parties will cause 100% of the Capital Stock or other equity interest in each of their direct or indirect Domestic Subsidiaries and 65% of the Capital Stock or other equity interest in each of their direct Foreign Subsidiaries to be subject at all times to a first priority, perfected Lien in favor of the Agent pursuant to the terms and conditions of the Collateral Documents or such other security documents as the Agent shall reasonably request.

         If, subsequent to the Closing Date, a Credit Party shall acquire any intellectual property, securities, instruments, chattel paper or other personal property required to be delivered to the Agent as Collateral hereunder or under any of the Collateral Documents, the Borrower shall promptly (and in any event within three (3) Business Days) after any responsible officer of a Credit Party acquires knowledge of same notify the Agent of same.


                                    SECTION 8

                               NEGATIVE COVENANTS

         Each Credit Party hereby covenants and agrees that, so long as this Credit Agreement is in effect or any amounts payable hereunder or under any other Credit Document shall remain outstanding, and until all of the Commitments hereunder shall have terminated:

         8.1      Indebtedness.

         The Credit Parties will not permit any Consolidated Party to contract, create, incur, assume or permit to exist any Indebtedness, except:

                  (a) Indebtedness arising under this Credit Agreement and the other Credit Documents;

                  (b) Indebtedness of the Borrower and its Subsidiaries set forth in Schedule 8.1 (and renewals, refinancings and extensions thereof on terms and conditions no less favorable to such Person than such existing Indebtedness);

                  (c) purchase money Indebtedness consisting of Capital Leases as permitted under Section 8.13;

                  (d) obligations of the Borrower or any of its Subsidiaries in respect of Hedging Agreements entered into in order to manage existing or anticipated interest rate or exchange rate risks and not for speculative purposes;

                  (e) ntercompany Indebtedness arising out of loans and advances permitted under Section 8.6;

                  (f) in addition to the Indebtedness otherwise permitted by this Section 8.1, other Indebtedness hereafter incurred by the Borrower or any of its Subsidiaries in an aggregate amount not to exceed $300,000 at any time outstanding.

         8.2      Liens.

         The Credit Parties will not permit any Consolidated Party to contract, create, incur, assume or permit to exist any Lien with respect to any of its Property, whether now owned or after acquired, except for Permitted Liens.

         8.3      Nature of Business.

         The  Credit  Parties  will  not  permit  any   Consolidated   Party  to
substantively alter the character or conduct of the business conducted by such Person as of the Closing Date.

         8.4      Consolidation, Merger, Dissolution, etc.

         Except in connection with an Asset Disposition permitted by the terms of Section 8.5, the Credit Parties will not permit any Consolidated Party to (a) dissolve, liquidate or wind up their affairs or enter into any transaction of merger or consolidation; provided, however that the Borrower may merge or consolidate with any Subsidiary so long as the Borrower shall be the continuing or surviving corporation or (b) acquire all or substantially all of the assets, property and/or operations of any Person which is not a Subsidiary in an aggregate amount in excess of $1,000,000 in any fiscal year; provided, however, that with respect to the 1999 fiscal year only, no Acquisitions shall be made by any Consolidated Party.

         8.5      Asset Dispositions.

         The Credit Parties will not permit any Consolidated Party to make any Asset Disposition (including, without limitation, any Sale and Leaseback Transaction) other than Excluded Asset Dispositions unless (a) the consideration paid in connection therewith is cash or Cash Equivalents, (b) if such transaction is a Sale and Leaseback Transaction, such transaction is permitted by the terms of Section 8.12, (c) the aggregate net book value of all of the assets sold or otherwise disposed of by the Consolidated Parties in all such transactions after the Closing Date shall not exceed $500,000, and (d) no later than 30 days prior to such Asset Disposition, the Agent and the Lenders shall have received a certificate of an officer of the Borrower specifying the anticipated or actual date of such Asset Disposition, briefly describing the assets to be sold or otherwise disposed of and setting forth the net book value of such assets, the aggregate consideration and the Net Cash Proceeds to be received for such assets in connection with such Asset Disposition, and thereafter the Borrower shall, within the period of 30 days following the consummation of such Asset Disposition (with respect to any such Asset Disposition, the "Application Period"), apply (or cause to be applied) an amount equal to the Net Cash Proceeds of such Asset Disposition to the prepayment of the Loans in accordance with the terms of Section 3.3(b)(iii).

         Upon a sale of assets or the sale of Capital Stock of a Consolidated Party permitted by this Section 8.5, the Agent shall (to the extent applicable) deliver to the Borrower, upon the Borrower's request and at the Borrower's expense, such documentation as is reasonably necessary to evidence the release of the Agent's security interest, if any, in such assets or Capital Stock, including, without limitation, amendments or terminations of UCC financing statements, if any, the return of stock certificates, if any, and the release of such Subsidiary from all of its obligations, if any, under the Credit Documents.

         8.6      Investments.

         The Credit Parties will not permit any Consolidated Party to make Investments in or to any Person, except for Permitted Investments.

         8.7      Restricted Payments.

         The Credit Parties will not permit any Consolidated Party to, directly or indirectly, declare, order, make or set apart any sum for or pay any Restricted Payment, except (a) to make dividends payable solely in the same class of Capital Stock of such Person (b) to make dividends or other distributions payable to the Borrower (directly or indirectly through Subsidiaries) (c) to pay cash dividends with respect to preferred stock of the Borrower issued and outstanding as of the Closing Date in an amount not to exceed $120,000 annually and (d) to repurchase preferred stock of the Borrower in an aggregate amount not to exceed $1,000,000 in each of the fiscal years 1998 and 1999 only.

         8.8      Transactions with Affiliates.

         Except for the transactions referenced on Schedule 8.8, the Credit Parties will not permit any Consolidated Party to enter into or permit to exist any transaction or series of transactions with any officer, director, shareholder, Subsidiary or Affiliate of such Person other than (a) advances of working capital to any Credit Party, (b) transfers of cash and assets to any Credit Party, (c) transactions permitted by Section 8.1, Section 8.4, Section 8.5, Section 8.6, or Section 8.7, (d) normal compensation and reimbursement of expenses of officers and directors and (e) except as otherwise specifically limited in this Credit Agreement, other transactions which are entered into in the ordinary course of such Person's business on terms and conditions substantially as favorable to such Person as would be obtainable by it in a comparable arms-length transaction with a Person other than an officer, director, shareholder, Subsidiary or Affiliate.

         8.9      Fiscal Year; Organizational Documents.

         The Credit Parties will not permit any Consolidated Party to change its fiscal year or amend, modify or change its articles of incorporation (or corporate charter or other similar organizational document) or bylaws (or other similar document) without the prior written consent of the Required Lenders.

         8.10     Limitation on Restricted Actions.

         The Credit Parties will not permit any Consolidated Party to

                  (a) directly or indirectly, create or otherwise cause or suffer to exist or become effective any encumbrance or restriction on the ability of any such Person to (i) pay dividends or make any other distributions to any Credit Party on its Capital Stock or with respect to any other interest or participation in, or measured by, its profits,
         (ii) pay any Indebtedness or other obligation owed to any Credit Party,
         (iii) make loans or advances to any Credit Party, (iv) sell, lease or transfer any of its properties or assets to any Credit Party, or (v) act as a Guarantor and pledge its assets pursuant to the Credit Documents or any renewals, refinancings, exchanges, refundings or extension thereof, except (in respect of any of the matters referred to in clauses (i)-(v) above) for such encumbrances or restrictions existing under or by reason of (A) this Credit Agreement and the other Credit Documents, (B) applicable law or (C) any document or instrument governing Indebtedness incurred pursuant to Section 8.1(c), provided, however, that any such restriction contained therein relates only to the asset or assets constructed or acquired in connection therewith; or

                  (b) enter into, assume or become subject to any agreement prohibiting or otherwise restricting the creation or assumption of any Lien upon its properties or assets, whether now owned or hereafter acquired, or requiring the grant of any security for such obligation if security is given for some other obligation, except (i) pursuant to this Credit Agreement and the other Credit Documents, and (ii) pursuant to any document or instrument governing Indebtedness incurred pursuant to Section 8.1(c), provided, however, that any such restriction contained therein relates only to the asset or assets constructed or acquired in connection therewith.

         8.11     Ownership of Subsidiaries.

         Notwithstanding any other provisions of this Credit Agreement to the contrary, the Credit Parties will not permit any Consolidated Party to (a) permit any Person (other than the Borrower or any Wholly-Owned Subsidiary of the Borrower) to own any Capital Stock of any Subsidiary of the Borrower, (b) permit any Subsidiary of the Borrower to issue Capital Stock (except to the Borrower or to a Wholly-Owned Subsidiary of the Borrower), (c) permit, create, incur, assume or suffer to exist any Lien thereon, in each case except (i) except to qualify directors where required by applicable law or to satisfy other requirements of applicable law with respect to the ownership of Capital Stock of Foreign Subsidiaries, (ii) except as a result of or in connection with a dissolution, merger or disposition of a Subsidiary permitted under Section 8.4 or Section 8.5 or (iii) except for Permitted Liens and (d) notwithstanding anything to the contrary contained in clause (b) above, permit any Subsidiary of the Borrower to issue any shares of preferred Capital Stock.

         8.12     Sale Leasebacks.

         The Credit Parties will not permit any Consolidated Party to, directly or indirectly, become or remain liable as lessee or as guarantor or other surety with respect to any lease, whether an Operating Lease or a Capital Lease, of any Property (whether real, personal or mixed), whether now owned or hereafter acquired, (a) which such Consolidated Party has sold or transferred or is to sell or transfer to a Person which is not a Consolidated Party or (b) which such Consolidated Party intends to use for substantially the same purpose as any other Property which has been sold or is to be sold or transferred by such Consolidated Party to another Person which is not a Consolidated Party in connection with such lease.

         8.13     Lease Obligations.

         The Credit Parties will not permit any Consolidated Party to enter into, assume or permit to exist any obligations with respect to Capital Leases or for the payment of rent under Operating Leases which in the aggregate for all such Persons in any fiscal year would be in excess of $1,250,000 greater than the amount existing as of the end of the immediately preceding fiscal year.


                                    SECTION 9

                                EVENTS OF DEFAULT

         9.1      Events of Default.

         An Event of Default shall exist upon the occurrence of any of the following specified events (each an "Event of Default"):

                  (a)      Payment.  Any Credit Party shall

                           (i) default in the payment when due of any  principal
                  of any of the Loans or of any reimbursement obligations arising from drawings under Letters of Credit, or

                           (ii) default, and such default shall continue for five (5) or more Business Days, in the payment when due of any interest on the Loans or on any reimbursement obligations arising from drawings under Letters of Credit, or of any Fees or other amounts owing hereunder, under any of the other Credit Documents or in connection herewith or therewith; or

                  (b) Representations. Any representation, warranty or statement made or deemed to be made by any Credit Party herein, in any of the other Credit Documents, or in any statement or certificate delivered or required to be delivered pursuant hereto or thereto shall prove untrue in any material respect on the date as of which it was deemed to have been made; or

                  (c)      Covenants.  Any Credit Party shall

                           (i) default in the due  performance  or observance of
                  any term, covenant or agreement contained in Sections 7.2, 7.9, 7.11, 7.12, 7.13 or 8.1 through 8.13, inclusive;

                           (ii) default in the due  performance or observance of
                  any term,  covenant or agreement contained in Sections 7.1(a),
                  (b), (c) or (d) and such default shall continue unremedied for a period of at least 10 days after the earlier of a responsible officer of a Credit Party becoming aware of such default or notice thereof by the Agent; or

                           (iii) default in the due performance or observance by
                  it of any term, covenant or agreement (other than those referred to in subsections (a), (b), (c)(i) or (c)(ii) of this
                  Section 9.1) contained in this Credit Agreement and such default shall continue unremedied for a period of at least 30 days after the earlier of a responsible officer of a Credit Party becoming aware of such default or notice thereof by the Agent; or

                  (d) Other Credit Documents. (i) Any Credit Party shall default in the due performance or observance of any term, covenant or agreement in any of the other Credit Documents (subject to applicable grace or cure periods, if any), or (ii) except as a result of or in connection with a dissolution, merger or disposition of a Subsidiary permitted under Section 8.4 or Section 8.5, any Credit Document shall fail to be in full force and effect or to give the Agent and/or the Lenders the Liens, rights, powers and privileges purported to be created thereby, or any Credit Party shall so state in writing; or

                  (e) Guaranties. Except as the result of or in connection with a dissolution, merger or disposition of a Subsidiary permitted under
         Section 8.4 or Section 8.5, the guaranty given by any Guarantor hereunder (including any Additional Credit Party) or any provision thereof shall cease to be in full force and effect, or any Guarantor (including any Additional Credit Party) hereunder or any Person acting by or on behalf of such Guarantor shall deny or disaffirm such Guarantor's obligations under such guaranty, or any Guarantor shall default in the due performance or observance of any term, covenant or agreement on its part to be performed or observed pursuant to any guaranty; or

                  (f) Bankruptcy, etc. Any Bankruptcy Event shall occur with respect to any Consolidated Party; or

                  (g)      Defaults under Other Agreements.

                           (i) Any Consolidated Party shall default in the performance or observance (beyond the applicable grace period with respect thereto, if any) or any material obligation or condition of any contract or lease material to the Consolidated Parties; or

                           (ii) With  respect to any  Indebtedness  (other  than
                  Indebtedness outstanding under this Credit Agreement) in excess of $100,000 in the aggregate for the Consolidated Parties taken as a whole, (A) any Consolidated Party shall (1) default in any payment (beyond the applicable grace period with respect thereto, if any) with respect to any such Indebtedness, or (2) the occurrence and continuance of a default in the observance or performance relating to such Indebtedness or contained in any instrument or agreement evidencing, securing or relating thereto, or any other event or condition shall occur or condition exist, the effect of which default or other event or condition is to cause, or permit, the holder or holders of such Indebtedness (or trustee or agent on behalf of such holders) to cause (determined without regard to whether any notice or lapse of time is required), any such Indebtedness to become due prior to its stated maturity; or (B) any such Indebtedness shall be declared due and payable, or required to be prepaid other than by a regularly scheduled required prepayment, prior to the stated maturity thereof; or

                  (h) Judgments. One or more judgments or decrees shall be entered against one or more of the Consolidated Parties involving a liability of $100,000 or more in the aggregate (to the extent not paid or fully covered by insurance provided by a carrier who has acknowledged coverage and has the ability to perform) and any such judgments or decrees shall not have been vacated, discharged or stayed or bonded pending appeal within 30 days from the entry thereof; or

                  (i) ERISA. Any of the following events or conditions, if such event or condition could have a Material Adverse Effect: (i) any "accumulated funding deficiency," as such term is defined in Section 302 of ERISA and Section 412 of the Code, whether or not waived, shall exist with respect to any Plan, or any lien shall arise on the assets of any Consolidated Party or any ERISA Affiliate in favor of the PBGC or a Plan; (ii) an ERISA Event shall occur with respect to a Single Employer Plan, which is, in the reasonable opinion of the Agent, likely to result in the termination of such Plan for purposes of Title IV of ERISA; (iii) an ERISA Event shall occur with respect to a Multiemployer Plan or Multiple Employer Plan, which is, in the reasonable opinion of the Agent, likely to result in (A) the termination of such Plan for purposes of Title IV of ERISA, or (B) any Consolidated Party or any ERISA Affiliate incurring any liability in connection with a withdrawal from, reorganization of (within the meaning of Section 4241 of ERISA), or insolvency or (within the meaning of Section 4245 of ERISA) such Plan; or (iv) any prohibited transaction (within the meaning of Section 406 of ERISA or Section 4975 of the Code) or breach of fiduciary responsibility shall occur which may subject any Consolidated Party or any ERISA Affiliate to any liability under Sections 406, 409, 502(i), or 502(l) of ERISA or Section 4975 of the Code, or under any agreement or other instrument pursuant to which any Consolidated Party or any ERISA Affiliate has agreed or is required to indemnify any person against any such liability; or

                  (j)      Ownership.  There shall occur a Change of Control.

                  (k) Responsible Officer. Either of the following events or conditions shall occur: (i) Joel A. Schwartz or Michael Burris shall cease to be a Responsible Officer of the Borrower or (ii) Joel A. Schwartz or Michael Burris shall cease to be actively engaged in the daily management and/or operations of the Borrower.

         9.2      Acceleration; Remedies.

         Upon the occurrence of an Event of Default, and at any time thereafter unless and until such Event of Default has been waived by the requisite Lenders (pursuant to the voting requirements of Section 11.6) or cured to the satisfaction of the requisite Lenders (pursuant to the voting procedures in Section 11.6), the Agent shall, upon the request and direction of the Required Lenders, by written notice to the Credit Parties take any of the following actions:

                  (a)  Termination  of  Commitments.   Declare  the  Commitments
         terminated whereupon the Commitments shall be immediately terminated.

                  (b) Acceleration. Declare the unpaid principal of and any accrued interest in respect of all Loans, any reimbursement obligations arising from drawings under Letters of Credit and any and all other indebtedness or obligations of any and every kind owing by the Borrower to the Agent and/or any of the Lenders hereunder to be due whereupon the same shall be immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower.

                  (c) Cash Collateral. Direct the Borrower to pay (and the Borrower agrees that upon receipt of such notice, or upon the occurrence of an Event of Default under Section 9.1(f), it will immediately pay) to the Agent additional cash, to be held by the Agent, for the benefit of the Lenders, in a cash collateral account as additional security for the LOC Obligations in respect of subsequent drawings under all then outstanding Letters of Credit in an amount equal to the maximum aggregate amount which may be drawn under all Letters of Credits then outstanding.

                  (d)  Enforcement  of  Rights.  Enforce  any and all rights and interests created and existing under the Credit Documents including, without limitation, all rights and remedies existing under the Collateral Documents, all rights and remedies against a Guarantor and all rights of set-off.

         Notwithstanding  the  foregoing,  if an Event of Default  specified  in
Section 9.1(f) shall occur, then the Commitments shall automatically terminate and all Loans, all reimbursement obligations arising from drawings under Letters of Credit, all accrued interest in respect thereof, all accrued and unpaid Fees and other indebtedness or obligations owing to the Agent and/or any of the Lenders hereunder automatically shall immediately become due and payable without the giving of any notice or other action by the Agent or the Lenders.


                                   SECTION 10

                                AGENCY PROVISIONS

         10.1     Appointment, Powers and Immunities.

         Each Lender hereby irrevocably appoints and authorizes the Agent to act as its agent under this Credit Agreement and the other Credit Documents with such powers and discretion as are specifically delegated to the Agent by the terms of this Credit Agreement and the other Credit Documents, together with such other powers as are reasonably incidental thereto. The Agent (which term as used in this sentence and in Section 10.5 and the first sentence of Section 10.6 hereof shall include its Affiliates and its own and its Affiliates' officers, directors, employees, and agents): (a) shall not have any duties or responsibilities except those expressly set forth in this Credit Agreement and shall not be a trustee or fiduciary for any Lender; (b) shall not be responsible to the Lenders for any recital, statement, representation, or warranty (whether written or oral) made in or in connection with any Credit Document or any certificate or other document referred to or provided for in, or received by any of them under, any Credit Document, or for the value, validity, effectiveness, genuineness, enforceability, or sufficiency of any Credit Document, or any other document referred to or provided for therein or for any failure by any Credit Party or any other Person to perform any of its obligations thereunder; (c) shall not be responsible for or have any duty to ascertain, inquire into, or verify the performance or observance of any covenants or agreements by any Credit Party or the satisfaction of any condition or to inspect the property (including the books and records) of any Credit Party or any of its Subsidiaries or Affiliates; (d) shall not be required to initiate or conduct any litigation or collection proceedings under any Credit Document; and (e) shall not be responsible for any action taken or omitted to be taken by it under or in connection with any Credit Document, except for its own gross negligence or willful misconduct. The Agent may employ agents and attorneys-in-fact and shall not be responsible for the negligence or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care.

         10.2     Reliance by Agent.

         The Agent shall be entitled to rely upon any certification, notice, instrument, writing, or other printed communication (including, without limitation, any thereof by telecopy) believed by it to be genuine and correct and to have been signed, sent or made by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel (including counsel for any Credit Party), independent accountants, and other experts selected by the Agent. The Agent may deem and treat the payee of any Note as the holder thereof for all purposes hereof unless and until the Agent receives and accepts an Assignment and Acceptance executed in accordance with Section 11.3(b) hereof. As to any matters not expressly provided for by this Credit Agreement, the Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Required Lenders, and such instructions shall be binding on all of the Lenders; provided, however, that the Agent shall not be required to take any action that exposes the Agent to personal liability or that is contrary to any Credit Document or applicable law or unless it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking any such action.

         10.3     Defaults.

         The Agent shall not be deemed to have knowledge or notice of the occurrence of a Default or Event of Default unless the Agent has received written notice from a Lender or the Borrower specifying such Default or Event of Default and stating that such notice is a "Notice of Default". In the event that the Agent receives such a notice of the occurrence of a Default or Event of Default, the Agent shall give prompt notice thereof to the Lenders. The Agent shall (subject to Section 10.2 hereof) take such action with respect to such Default or Event of Default as shall reasonably be directed by the Required Lenders.

         10.4     Rights as a Lender.

         With respect to its Commitment and the Loans made by it, First Union National Bank (and any successor acting as Agent) in its capacity as a Lender hereunder shall have the same rights and powers hereunder as any other Lender and may exercise the same as though it were not acting as the Agent, and the term "Lender" or "Lenders" shall, unless the context otherwise indicates, include the Agent in its individual capacity. First Union National Bank (and any successor acting as Agent) and its Affiliates may (without having to account therefor to any Lender) accept deposits from, lend money to, make investments in, provide services to, and generally engage in any kind of lending, trust, or other business with any Credit Party or any of its Subsidiaries or Affiliates as if it were not acting as Agent, and First Union National Bank (and any successor acting as Agent) and its Affiliates may accept fees and other consideration from any Credit Party or any of its Subsidiaries or Affiliates for services in connection with this Credit Agreement or otherwise without having to account for the same to the Lenders.

         10.5     Indemnification.

         The Lenders agree to indemnify the Agent (to the extent not reimbursed under Section 11.5 hereof, but without limiting the obligations of the Borrower under such Section) ratably in accordance with their respective Commitments, for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses (including attorneys' fees), or disbursements of any kind and nature whatsoever that may be imposed on, incurred by or asserted against the Agent (including by any Lender) in any way relating to or arising out of any Credit Document or the transactions contemplated thereby or any action taken or omitted by the Agent under any Credit Document; provided that no Lender shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the Person to be indemnified. Without limitation of the foregoing, each Lender agrees to reimburse the Agent promptly upon demand for its ratable share of any costs or expenses payable by the Borrower under Section 11.5, to the extent that the Agent is not promptly reimbursed for such costs and expenses by the Borrower. The agreements in this
Section 10.5 shall survive the repayment of the Loans, LOC Obligations and other obligations under the Credit Documents and the termination of the Commitments hereunder.

         10.6     Non-Reliance on Agent and Other Lenders.

         Each Lender agrees that it has, independently and without reliance on the Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Credit Parties and their Subsidiaries and decision to enter into this Credit Agreement and that it will, independently and without reliance upon the Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under the Credit Documents. Except for notices, reports, and other documents and information expressly required to be furnished to the Lenders by the Agent hereunder, the Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the affairs, financial condition, or business of any Credit Party or any of its Subsidiaries or Affiliates that may come into the possession of the Agent or any of its Affiliates.

         10.7     Successor Agent.

         The Agent may resign at any time by giving notice thereof to the Lenders and the Borrower. Upon any such resignation, the Required Lenders shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Required Lenders and shall have accepted such appointment within thirty (30) days after the retiring Agent's giving of notice of resignation, then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent which shall be a commercial bank organized under the laws of the United States of America having combined capital and surplus of at least $100,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor, such successor shall thereupon succeed to and become vested with all the rights, powers, discretion, privileges, and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations hereunder. After any retiring Agent's resignation hereunder as Agent, the provisions of this Section 10 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Agent.


                                   SECTION 11

                                  MISCELLANEOUS

         11.1     Notices.

         Except as otherwise expressly provided herein, all notices and other communications shall have been duly given and shall be effective (a) when delivered, (b) when transmitted via telecopy (or other facsimile device) to the number set out below, (c) the Business Day following the day on which the same has been delivered prepaid to a reputable national overnight air courier service, or (d) the third Business Day following the day on which the same is sent by certified or registered mail, postage prepaid, in each case to the respective parties at the address, in the case of the Borrower, Guarantors and the Agent, set forth below, and, in the case of the Lenders, set forth on
Schedule 2.1(a), or at such other address as such party may specify by written notice to the other parties hereto:

         if to the Borrower or the Guarantors:

                  BENIHANA INC.
                  8685 N.W. 53rd Terrace
                  Miami, Florida  33166-4591
                  Attn:  Mr. Joel A. Schwartz
                  Telephone:  (305) 593-0770
                  Telecopy:   (305) 594-9492
         if to the Agent:

                  First Union National Bank
                  301 South College Street, DC-5
                  5th Floor
                  Charlotte, North Carolina  28288-0737
                  Attn:  Mr. Jorge Gonzalez
                  Telephone:  (704) 383-8461
                  Telecopy:   (704) 374-3300

         with a copy to:

                  First Union National Bank
                  First Union Financial Center - FL 6208
                  200 South Biscayne Blvd., 15th Floor
                  Miami, Florida 33131
                  Attn:  Ms. Carol F. Fine
                  Telephone:  (305) 789-4640
                  Telecopy:    (305) 789-4902

         11.2     Right of Set-Off; Adjustments.

         Upon the occurrence and during the continuance of any Event of Default, each Lender (and each of its Affiliates) is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender (or any of its Affiliates) to or for the credit or the account of any Credit Party against any and all of the obligations of such Person now or hereafter existing under this Credit Agreement, under the Notes, under any other Credit Document or otherwise, irrespective of whether such Lender shall have made any demand under hereunder or thereunder and although such obligations may be unmatured. Each Lender agrees promptly to notify any affected Credit Party after any such set-off and application made by such Lender; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application. The rights of each Lender under this Section 11.2 are in addition to other rights and remedies (including, without limitation, other rights of set-off) that such Lender may have.

         11.3     Benefit of Agreement.

                  (a) This Credit Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto; provided that none of the Credit Parties may assign or transfer any of its interests and obligations without prior written consent of the Lenders; provided further that the rights of each Lender to transfer, assign or grant participations in its rights and/or obligations hereunder shall be limited as set forth in this Section 11.3.

                  (b) Each Lender may assign to one or more Eligible Assignees all or a portion of its rights and obligations under this Credit Agreement (including, without limitation, all or a portion of its Loans, its Notes, and its Commitment); provided, however, that

                           (i) Each such assignment shall be to an Eligible Assignee;

                           (ii) except in the case of an  assignment  to another
                  Lender or an assignment of all of a Lender's rights and obligations under this Credit Agreement, any such partial assignment shall be in an amount at least equal to $5,000,000 (or, if less, the remaining amount of the Commitment being assigned by such Lender) or an integral multiple of $1,000,000 in excess thereof;

                           (iii) each such  assignment by a Lender shall be of a
                  constant, and not varying, percentage of its Revolving Commitment and its Term Loan Commitment and all other rights and obligations under this Credit Agreement and the Notes; and

                           (iv) the parties to such assignment shall execute and
                  deliver to the Agent for its acceptance an Assignment and Acceptance in the form of Exhibit 11.3(b) hereto, together with any Note subject to such assignment and a processing fee of $3,500.

         Upon execution, delivery, and acceptance of such Assignment and Acceptance, the assignee thereunder shall be a party hereto and, to the extent of such assignment, have the obligations, rights, and benefits of a Lender hereunder and the assigning Lender shall, to the extent of such assignment, relinquish its rights and be released from its obligations under this Credit Agreement. Upon the consummation of any assignment pursuant to this Section 11.3(b), the assignor, the Agent and the Borrower shall make appropriate arrangements so that, if required, new Notes are issued to the assignor and the assignee. If the assignee is not incorporated under the laws of the United States of America or a state thereof, it shall deliver to the Borrower and the Agent certification as to exemption from deduction or withholding of Taxes in accordance with Section 3.11.

                  (c) The Agent shall  maintain  at its  address  referred to in
         Section 11.1 a copy of each Assignment and Acceptance delivered to and accepted by it and a register for the recordation of the names and addresses of the Lenders and the Commitment of, and principal amount of the Loans owing to, each Lender from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrower, the Agent and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Credit Agreement. The
         Register shall be available for inspection by the Borrower or any Lender at any reasonable time and from time to time upon reasonable prior notice.

                  (d) Upon its receipt of an Assignment and Acceptance executed by the parties thereto, together with any Note subject to such assignment and payment of the processing fee, the Agent shall, if such Assignment and Acceptance has been completed and is in substantially the form of Exhibit 11.3(b) hereto, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to the parties thereto.

                  (e) Each Lender may sell participations to one or more Persons in all or a portion of its rights and obligations under this Credit Agreement (including all or a portion of its Commitment and its Loans); provided, however, that (i) such Lender's obligations under this Credit Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the participant shall be entitled to the benefit of the yield protection provisions contained in Sections 3.7 through 3.12, inclusive, and the right of set-off contained in Section 11.2, and (iv) the Borrower shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Credit Agreement, and such Lender shall retain the sole right to enforce the obligations of the Borrower relating to its Loans and its Notes and to approve any amendment, modification, or waiver of any provision of this Credit Agreement (other than amendments, modifications, or waivers decreasing the amount of principal of or the rate at which interest is payable on such Loans or Notes, extending any scheduled principal payment date or date fixed for the payment of interest on such Loans or Notes, or extending its Commitment).

                  (f) Notwithstanding any other provision set forth in this Credit Agreement, any Lender may at any time assign and pledge all or any portion of its Loans and its Notes to any Federal Reserve Bank as collateral security pursuant to Regulation A and any Operating Circular issued by such Federal Reserve Bank. No such assignment shall release the assigning Lender from its obligations hereunder.

                  (g) Any Lender may furnish any information concerning the Borrower or any of its Subsidiaries in the possession of such Lender from time to time to assignees and participants (including prospective assignees and participants), subject, however, to the provisions of
         Section 11.14 hereof.

         11.4     No Waiver; Remedies Cumulative.

         No failure or delay on the part of the Agent or any Lender in exercising any right, power or privilege hereunder or under any other Credit Document and no course of dealing between the Agent or any Lender and any of the Credit Parties shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder or under any other Credit Document preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder or thereunder. The rights and remedies provided herein are cumulative and not exclusive of any rights or remedies which the Agent or any Lender would otherwise have. No notice to or demand on any Credit Party in any case shall entitle the Borrower or any other Credit Party to any other or further notice or demand in similar or other circumstances or constitute a waiver of the rights of the Agent or the Lenders to any other or further action in any circumstances without notice or demand.

         11.5     Expenses; Indemnification.

         (a) The Borrower agrees to pay on demand all costs and expenses of the Agent in connection with the syndication, preparation, execution, delivery, administration, modification, and amendment of this Credit Agreement, the other Credit Documents, and the other documents to be delivered hereunder, including, without limitation, the reasonable fees and expenses of counsel for the Agent (including the cost of internal counsel) with respect thereto and with respect to advising the Agent as to its rights and responsibilities under the Credit Documents. The Borrower further agrees to pay on demand all costs and expenses of the Agent and the Lenders, if any (including, without limitation, reasonable attorneys' fees and expenses and the cost of internal counsel), in connection with the enforcement (whether through negotiations, legal proceedings, or otherwise) of the Credit Documents and the other documents to be delivered hereunder.

         (b) The Borrower agrees to indemnify and hold harmless the Agent and each Lender and each of their Affiliates and their respective officers, directors, employees, agents, and advisors (each, an "Indemnified Party") from and against any and all claims, damages, losses, liabilities, costs, and expenses (including, without limitation, reasonable attorneys' fees) that may be incurred by or asserted or awarded against any Indemnified Party, in each case arising out of or in connection with or by reason of (including, without limitation, in connection with any investigation, litigation, or proceeding or preparation of defense in connection therewith) the Credit Documents, any of the transactions contemplated herein or the actual or proposed use of the proceeds of the Loans, except to the extent such claim, damage, loss, liability, cost, or expense is found in a final, non-appealable judgment by a court of competent jurisdiction to have resulted from such Indemnified Party's gross negligence or willful misconduct. In the case of an investigation, litigation or other proceeding to which the indemnity in this Section 11.5 applies, such indemnity shall be effective whether or not such investigation, litigation or proceeding is brought by the Borrower, its directors, shareholders or creditors or an Indemnified Party or any other Person or any Indemnified Party is otherwise a party thereto and whether or not the transactions contemplated hereby are consummated. The Borrower agrees not to assert any claim against the Agent, any Lender, any of their Affiliates, or any of their respective directors, officers, employees, attorneys, agents, and advisers, on any theory of liability, for special, indirect, consequential, or punitive damages arising out of or otherwise relating to the Credit Documents, any of the transactions contemplated herein or the actual or proposed use of the proceeds of the Loans.

         (c) Without prejudice to the survival of any other agreement of the Borrower hereunder, the agreements and obligations of the Borrower contained in this Section 11.5 shall survive the repayment of the Loans, LOC Obligations and other obligations under the Credit Documents and the termination of the Commitments hereunder.

         11.6     Amendments, Waivers and Consents.

         Neither this Credit Agreement nor any other Credit Document nor any of the terms hereof or thereof may be amended, changed, waived, discharged or terminated unless such amendment, change, waiver, discharge or termination is in writing entered into by, or approved in writing by, the Required Lenders and the Borrower, provided, however, that:

                  (a)      without the consent of each Lender affected thereby,

                        (i) extend the final maturity of any Loan or the time of
                  payment of any reimbursement obligation, or any portion thereof, arising from drawings under Letters of Credit, or extend or waive any Principal Amortization Payment of any Loan, or any portion thereof,

                       (ii) reduce the rate or extend the time of payment of interest (other than as a result of waiving the applicability of any post-default increase in interest rates) thereon or Fees hereunder,

                      (iii) reduce or waive the principal  amount of any Loan or of any reimbursement obligation, or any portion thereof, arising from drawings under Letters of Credit,

                       (iv) increase the  Commitment of a Lender over the amount
                  thereof in effect (it being understood and agreed that a waiver of any Default or Event of Default or mandatory reduction in the Commitments shall not constitute a change in the terms of any Commitment of any Lender),

                        (v) except as the result of or in connection with an Asset Disposition permitted by Section 8.5, release all or substantially all of the Collateral,

                       (vi) except as the result of or in connection with a dissolution, merger or disposition of a Subsidiary permitted under Section 8.4, release the Borrower or substantially all of the other Credit Parties from its or their obligations under the Credit Documents,

                      (vii) except amend,  modify or waive any provision of this
                  Section 11.6 or Section 3.6, 3.7, 3.8, 3.9, 3.10,  3.11, 3.12,
                  3.13, 3.14, 9.1(a), 11.2, 11.3, 11.5 or 11.9,

                     (viii) reduce any percentage specified in, or otherwise
                  modify, the definition of
                  Required Lenders, or

                       (ix) consent to the assignment or transfer by the Borrower or all or substantially all of the other Credit Parties of any of its or their rights and obligations under (or in respect of) the Credit Documents except as permitted thereby;

                  (b) without the consent of the Agent, no provision of Section 10 may be amended;

                  (c) without the consent of the Issuing Lender, no provision of Section 2.2 may be amended.

         Notwithstanding the fact that the consent of all the Lenders is required in certain circumstances as set forth above, (x) each Lender is entitled to vote as such Lender sees fit on any bankruptcy reorganization plan that affects the Loans, and each Lender acknowledges that the provisions of Section 1126(c) of the Bankruptcy Code supersedes the unanimous consent provisions set forth herein and
         (y) the Required Lenders may consent to allow a Credit Party to use cash collateral in the context of a bankruptcy or insolvency proceeding.

         11.7     Counterparts.

         This Credit Agreement may be executed in any number of counterparts, each of which when so executed and delivered shall be an original, but all of which shall constitute one and the same instrument. It shall not be necessary in making proof of this Credit Agreement to produce or account for more than one such counterpart for each of the parties hereto. Delivery by facsimile by any of the parties hereto of an executed counterpart of this Credit Agreement shall be as effective as an original executed counterpart hereof and shall be deemed a representation that an original executed counterpart hereof will be delivered.

         11.8     Headings.

         The headings of the sections and subsections hereof are provided for convenience only and shall not in any way affect the meaning or construction of any provision of this Credit Agreement.

         11.9     Survival.

         All indemnities set forth herein,  including,  without  limitation,  in
Section 2.2(i), 3.11, 3.12, 10.5 or 11.5 shall survive the execution and delivery of this Credit Agreement, the making of the Loans, the issuance of the Letters of Credit, the repayment of the Loans, LOC Obligations and other obligations under the Credit Documents and the termination of the Commitments hereunder, and all representations and warranties made by the Credit Parties herein shall survive delivery of the Notes and the making of the Loans hereunder.

         11.10    Governing Law; Submission to Jurisdiction; Venue.

                  (a) THIS CREDIT AGREEMENT AND THE OTHER CREDIT DOCUMENTS AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER AND THEREUNDER SHALL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF [NORTH CAROLINA]. Any legal action or proceeding with respect to this Credit Agreement or any other Credit Document may be brought in the courts of the State of North Carolina in Mecklenburg County, or of the United States for the Western District of North Carolina, and, by execution and delivery of this Credit Agreement, each of the Credit Parties hereby irrevocably accepts for itself and in respect of its property, generally and unconditionally, the nonexclusive jurisdiction of such courts. Each of the Credit Parties further irrevocably consents to the service of process out of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to it at the address set out for notices pursuant to Section 11.1, such service to become effective three (3) days after such mailing. Nothing herein shall affect the right of the Agent or any Lender to serve process in any other manner permitted by law or to commence legal proceedings or to otherwise proceed against any Credit Party in any other jurisdiction.

                  (b) Each of the Credit Parties hereby irrevocably waives any objection which it may now or hereafter have to the laying of venue of any of the aforesaid actions or proceedings arising out of or in connection with this Credit Agreement or any other Credit Document brought in the courts referred to in subsection (a) above and hereby further irrevocably waives and agrees not to plead or claim in any such court that any such action or proceeding brought in any such court has been brought in an inconvenient forum.

                  (c) TO THE EXTENT PERMITTED BY LAW, EACH OF THE AGENT, THE LENDERS, THE BORROWER AND THE CREDIT PARTIES HEREBY IRREVOCABLY WAIVES ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM
         ARISING OUT OF OR RELATING TO THIS CREDIT AGREEMENT, ANY OF THE OTHER CREDIT DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED HEREBY.

         11.11    Severability.

         If any provision of any of the Credit Documents is determined to be illegal, invalid or unenforceable, such provision shall be fully severable and the remaining provisions shall remain in full force and effect and shall be construed without giving effect to the illegal, invalid or unenforceable provisions.

         11.12    Entirety.

         This Credit Agreement together with the other Credit Documents represent the entire agreement of the parties hereto and thereto, and supersede all prior agreements and understandings, oral or written, if any, including any commitment letters or correspondence relating to the Credit Documents or the transactions contemplated herein and therein.

         11.13    Binding Effect; Termination.

                  (a) This Credit Agreement shall become effective at such time on or after the Closing Date when it shall have been executed by the Borrower, the Guarantors and the Agent, and the Agent shall have received copies hereof (telefaxed or otherwise) which, when taken together, bear the signatures of each Lender, and thereafter this Credit Agreement shall be binding upon and inure to the benefit of the Borrower, the Guarantors, the Agent and each Lender and their respective successors and assigns.

                  (b) The term of this Credit Agreement shall be until no Loans, LOC Obligations or any other amounts payable hereunder or under any of the other Credit Documents shall remain outstanding, no Letters of Credit shall be outstanding, all of the Credit Party Obligations have been irrevocably satisfied in full and all of the Commitments hereunder shall have expired or been terminated.

         11.14    Source of Funds.

         Each of the Lenders hereby represents and warrants to the Borrower that at least one of the following statements is an accurate representation as to the source of funds to be used by such Lender in connection with the financing hereunder:

                  (a) no part of such funds constitutes assets allocated to any separate account maintained by such Lender in which any employee benefit plan (or its related trust) has any interest;

                  (b) to the extent that any part of such funds constitutes assets allocated to any separate account maintained by such Lender, such Lender has disclosed to the Borrower the name of each employee benefit plan whose assets in such account exceed 10% of the total assets of such account as of the date of such purchase (and, for purposes of this subsection (b), all employee benefit plans maintained by the same employer or employee organization are deemed to be a single plan);

                  (c) to the extent that any part of such funds constitutes assets of an insurance company's general account, such insurance company has complied with all of the requirements of the regulations issued under Section 401(c)(1)(A) of ERISA; or

                  (d) such funds constitute assets of one or more specific benefit plans which such Lender has identified in writing to the Borrower.

As used in this Section 11.14, the terms "employee benefit plan" and "separate account" shall have the respective meanings assigned to such terms in Section 3 of ERISA.

         11.15    Conflict.

         To the extent that there is a conflict or inconsistency between any provision hereof, on the one hand, and any provision of any Credit Document, on the other hand, this Credit Agreement shall control.

         11.16    Arbitration; Consent to Jurisdiction and Service of Process.

         (a) Upon demand of any party hereto, whether made before or after institution of any judicial action, any dispute, claim or controversy arising out of or connected herewith or with the Credit Documents ("Disputes") shall be resolved by binding arbitration as provided herein. Disputes may include, without limitation, tort claims, counterclaims, claims brought as class actions and claims arising herefrom or from Credit Documents executed in the future. Arbitration shall be conducted under the Commercial Financial Disputes
Arbitration  Rules  (the  "Arbitration   Rules")  of  the  American  Arbitration
Association and Title 9 of the U.S. Code. All arbitration hearings shall be conducted in Charlotte, Mecklenburg County, North Carolina, or such other place as agreed to in writing by the parties. A judgment upon the award may be entered in any court having jurisdiction, and all decisions shall be in writing. The panel from which all arbitrators are selected shall be comprised of licensed attorneys having at least ten years' experience representing parties in secured lending transactions. Notwithstanding the foregoing, this arbitration provision does not apply to disputes under or related to interest protection agreements.

         (b) Notwithstanding the preceding binding arbitration provision, the Agent, on behalf of the Lenders, preserves certain remedies that may be exercised during a Dispute. The Agent, on behalf of the Lenders, shall have the right to proceed in any court of proper jurisdiction or by self help to exercise or prosecute the following remedies, as applicable: (i) all rights to foreclose against any real or personal property or other security by exercising a power of sale granted in the Credit Documents or under applicable law, (ii) all rights of self help including peaceful occupation of real property and collection of rents, set-off and peaceful possession of personal property, (iii) obtaining provisional or ancillary remedies including injunctive relief, sequestration, garnishment, attachment and appointment of receiver, (iv) when applicable, a judgment by confession of judgment and (v) other remedies. Preservation of these remedies does not limit the power of an arbitrator to grant similar remedies that may be requested by a party in a Dispute.

         (c) By  execution  and delivery of this Credit  Agreement,  each of the parties hereto accepts, for itself and in connection with its properties, generally and unconditionally, the non-exclusive jurisdiction relating to any arbitration proceedings conducted under the Arbitration Rules in Charlotte, Mecklenburg County, North Carolina and irrevocably agrees to be bound by any final judgment rendered thereby in connection with this Credit Agreement from which no appeal has been taken or is available. Each of the parties hereto irrevocably agrees that all process in any such arbitration proceedings or otherwise may be effected by mailing a copy thereof by registered or certified mail (or any substantially similar form of mail), postage prepaid, to it at its address set forth in Section 11.1 or at such other address of which such party shall have been notified pursuant thereto, such service being hereby acknowledged by each party hereto to be effective and binding service in every respect. Each party hereto irrevocably waives any objection, including, without limitation, any objection to the laying of venue or based on the grounds of forum non conveniens which it may now or hereafter have to the bringing of any such action or proceeding in any such jurisdiction. Nothing herein shall affect the right to serve process in any other manner permitted by law or shall limit the right of any party to bring proceedings against the Borrower or any party hereto in any court or pursuant to arbitration proceedings in any other jurisdiction.

         IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Credit Agreement to be duly executed and delivered as of the date first above written.

BORROWER:                                   BENIHANA INC.,
                                            a Delaware corporation


                                            By:----------------------
                                            Joel A. Schwartz
                                            President


SUBSIDIARY
GUARANTORS:                                 BENIHANA NATIONAL CORP.,
                                            a Delaware corporation

                                            BENIHANA ENCINO CORP.,
                                            a California corporation

                                            BENIHANA MARINA CORP.,
                                            a California corporation

                                            TEPPAN RESTAURANTS LTD.,
                                            a California corporation

                                            BENIHANA BETHESDA CORP.,
                                            a New York corporation

                                            BENIHANA INTERNATIONAL INC.,
                                            a Delaware corporation

                                            NOODLE TIME INC.,
                                            a Florida corporation

                                            BENIHANA NEW YORK CORP.,
                                            a Delaware corporation

                                            BENIHANA LOMBARD CORP.,
                                            a Illinois corporation

                                            BIG SPLASH KENDALL CORP.,
                                            a Delaware corporation

                                            BENIHANA OF PUENTE HILLS CORP.,
                                            a Delaware corporation

                                            BENIHANA ORLANDO CORP.,
                                            a Delaware corporation

                                            BENIHANA SCHAUMBURG CORP.,
                                            a Delaware corporation

                                            BENIHANA SUNRISE CORPORATION,
                                            a Delaware corporation

                                            BENIHANA BRICKELL STATION CORP.,
                                            a Delaware corporation

                                            BENIHANA STATE & ELM CORP.,
                                            a Delaware corporation

                                            BENIHANA ONTARIO CORP.,
                                            a Delaware corporation

                                            BENIHANA DEVELOPMENT CORP.,
                                            a Delaware corporation

                                            RUDY'S RESTAURANT GROUP, INC.,
                                            a Nevada corporation

                                            THE SAMURAI, INC.,
                                            a New York corporation

                                            MAXWELL'S INTERNATIONAL INC.,
                                            a Delaware corporation

                                            RUDY'S SIRLOIN STEAKBURGERS, INC.,
                                            a Delaware corporation

                                            By:
                                            Joel A. Schwartz
                                            Executive Vice President

                                            BENIHANA NATIONAL OF FLORIDA
                                            CORP., a Delaware corporation

                                            By:--------------------------
                                            Joel A. Schwartz
                                            President

                                            BENIHANA OF TEXAS, INC.,
                                            a Texas corporation


                                            By:--------------------------
                                            Joel A. Schwartz
                                            Authorized Agent

 LENDERS:                             FIRST NATIONAL BANK,
                                      individually in its capacity as a Lender and in its capacity as Agent


                                       By:-----------------------------
                                       Jorge A. Gonzalez
                                       Senior Vice President