Form 10-K/A
period 1999-03-28
BENIHANA INC
filed 1999-07-02
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K/A

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 28, 1999

                                       or,

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-12644

                                 Benihana Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                                 65-0538630
        -------------------------------                -------------------
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

                                      None

          Securities  registered  pursuant to Section 12(g) of the Act:

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

Portions of the Registrant's Proxy Statement for the Annual Meeting to be held August 5, 1999 are incorporated by reference in Part III.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      3.       Exhibits:


                  23.01          Consent of Deloitte & Touche LLP.

                  23.02          Consent of Deloitte & Touche LLP.

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    June 25, 1999                               BENIHANA INC.

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

Signature                         Title                          Date
---------                         -----                          ----

/s/ Joel A. Schwartz              President and                  June 25, 1999
---------------------------       Director (Principal
Joel A. Schwartz                  Executive Officer)


/s/ Taka Yoshimoto                Executive Vice President -     June 25, 1999
---------------------------       Restaurant Operations
Taka Yoshimoto                    and Director


/s/ Michael R. Burris             Senior Vice President of       June 25, 1999
---------------------------       Finance and Treasurer -
Michael R. Burris                 Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

/s/ Kevin Aoki                    Vice President -               June 25, 1999
---------------------------       Marketing and Director
Kevin Aoki


/s/ Juan C. Garcia                Vice President - Controller    June 25, 1999
---------------------------
Juan C. Garcia

/s/ Darwin C. Dornbush            Secretary and Director         June 25, 1999
---------------------------
Darwin C. Dornbush


/s/ John E. Abdo                  Director                       June 25, 1999
---------------------------
John E. Abdo


/s/ Norman Becker                 Director                       June 25, 1999
---------------------------
Norman Becker


/s/ Robert B. Greenberg           Director                       June 25, 1999
---------------------------
Robert B. Greenberg

EXHIBIT - 23.01



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in this Registration Statement of Benihana Inc. on Form S-8 of our report dated May 7, 1999 appearing in the Annual Report on Form 10-K of Benihana Inc. for the year ended March 28, 1999.



Deloitte & Touche LLP
June 23, 1999

EXHIBIT - 23.02



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in this Registration Statement of Benihana Inc. on Form S-3 of our report dated May 7, 1999 appearing in the Annual Report on Form 10-K of Benihana Inc. for the year ended March 28, 1999, and to the reference to us under the heading "Experts" in the Prospectus, which is a part of this Registration Statement.



Deloitte & Touche LLP
June 23, 1999