Form 10-Q
period 1999-07-18
BENIHANA INC
filed 1999-08-19
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                   For the Quarter Ended July 18, 1999

                                   or,

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                        Commission File No. 0-12644

                              Benihana Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                     65-0538630
  --------------------------------                -------------------
  (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification No.)


        8685  Northwest  53rd  Terrace, Miami, Florida        33166
        ----------------------------------------------      ----------
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


  Common Stock $.10 par value, 3,576,616 shares outstanding at August 6, 1999


      Class  A  Common   Stock  $.10  par  value,   2,569,819   shares
                     outstanding at August 6, 1999

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FOUR PERIODS ENDED JULY 18, 1999




TABLE OF CONTENTS
                                                                          PAGE
PART I -      Financial Information

              Consolidated Balance Sheets at July 18, 1999
                (unaudited) and March 28, 1999                             1

              Consolidated Statements of Operations
                (unaudited) for the Four Periods Ended
                July 18, 1999                                            2 - 3

              Consolidated Statement of Stockholders' Equity
                (unaudited) for the Four Periods Ended
                July 18, 1999                                              4

              Consolidated Statements of Cash Flows
                (unaudited) for the Four Periods Ended
                July 18, 1999                                              5

              Notes to the Consolidated Financial
                Statements                                               6 - 8

              Management's Discussion and Analysis of the
                Financial Condition and Results of
                Operations                                               9 - 11


PART II -     Other Information                                            12

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONSOLIDATED BALANCE SHEETS

 (In thousands, except  per share information)

                                                                                      (Unaudited)
                                                                                        July 18,       March 28,
                                                                                          1999           1999
-------------------------------------------------------------------------------------------------------------------
                                                                                                       (C>
Assets
Current assets:
    Cash and equivalents                                                               $ 1,107          $ 1,684
    Receivables (net of allowance for doubtful accounts of $0
        in July 1999 and $35 in March 1999)                                                340              269
    Inventories                                                                          3,420            3,106
    Prepaid expenses                                                                       708              635
-------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                     5,575            5,694

Property and equipment, net                                                             38,269           37,128
Deferred income taxes, net                                                               3,269            3,385
Goodwill, net                                                                           11,993           12,150
Other assets                                                                             2,737            2,511
-------------------------------------------------------------------------------------------------------------------

                                                                                       $61,843          $60,868
-------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                              $ 9,988          $10,497
    Current maturities of long-term debt and
         obligations under capital leases                                                2,419            2,298
-------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                               12,407           12,795

Long-term debt                                                                           9,813           10,646
Due to affiliates - long term                                                                                26
Obligations under capital leases                                                         2,528            2,702

Stockholders' Equity:
    Preferred stock - $1.00 par value;
         authorized - 5,000,000 shares, issued
         and outstanding - 700 shares and
         1,000 shares, respectively                                                          1                1
    Common stock - $.10 par value;
         convertible into Class A Common, authorized - 12,000,000 shares, issued and outstanding - 3,576,616 shares and 3,571,616 shares,
         respectively                                                                      358              357
    Class A common stock - $.10 par value;
         authorized - 20,000,000 shares, issued and outstanding
         2,569,819 shares and 2,563,443 shares, respectively                               257              256
    Additional paid-in capital                                                          14,673           14,604
    Retained earnings                                                                   21,922           19,597
    Treasury stock - 9,177 shares at cost                                                 (116)            (116)
-------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                              37,095           34,699
-------------------------------------------------------------------------------------------------------------------

                                                                                       $61,843          $60,868
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In thousands, except  per share information)

                                                                                       Four Periods Ended
                                                                                    July 18,          July 19,
                                                                                      1999              1998
-------------------------------------------------------------------------------------------------------------------
Revenues
Net restaurant food and beverage sales                                              $39,392          $34,545
Other income                                                                            289              273
-------------------------------------------------------------------------------------------------------------------
Total Revenues                                                                       39,681           34,818

Costs and Expenses
Cost of restaurant food and beverage sales                                           10,662            9,156
Restaurant expenses                                                                  23,288           21,667
General and administrative expenses                                                   1,870            1,784
Interest expense                                                                        319              541
-------------------------------------------------------------------------------------------------------------------
Total Costs and Expenses                                                             36,139           33,148
-------------------------------------------------------------------------------------------------------------------

Income from operations before income taxes                                            3,542            1,670
Income tax provision                                                                  1,204              502
-------------------------------------------------------------------------------------------------------------------

Net Income                                                                          $ 2,338          $ 1,168
-------------------------------------------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                                                     $   .38          $   .19
Diluted earnings per common share                                                   $   .36          $   .18
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except per share information)

                                                            Class A       Additional                                    Total
                                 Preferred     Common       Common         Paid-in         Retained     Treasury     Stockholders'
                                   Stock        Stock        Stock         Capital         Earnings       Stock         Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 28, 1999               $1         $357         $256         $14,604         $19,597       ($116)         $34,699

Net income                                                                                   2,338                        2,338

Dividend on preferred stock                                                                    (13)                         (13)

Issuance of 6,376 shares of
   class A common stock under
   exercise of options                                           1              53                                           54

Issuance of 5,000 shares of
   common stock under
   exercise of options                              1                           16                                           17

---------------------------------------------------------------------------------------------------------------------------------

Balance, July 18, 1999                $1         $358         $257         $14,673         $21,922       ($116)         $37,095
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

 (In thousands)

                                                                                         Four Periods Ended
                                                                                       July 18,        July 19,
                                                                                         1999            1998
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                             $2,338          $1,168
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                       1,317           1,202
    Deferred income taxes                                                                 116
    Change in operating assets and liabilities that provided (used) cash:
              Accounts receivable                                                         (70              64
              Inventories                                                                (314)            (25)
              Prepaid expenses                                                            (73)            104
              Other assets                                                               (292)            (42)
              Accounts payable and accrued expenses                                      (509)           (897)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               2,513           1,574
-------------------------------------------------------------------------------------------------------------------
Investing activities:
Expenditures for property and equipment                                                (2,235)         (1,376)
-------------------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                                (2,235)         (1,376)
-------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds from issuance of common stock                                                     70               2
Repayment of long-term debt and obligations
    under capital leases                                                                 (912)           (878)
Dividend paid on preferred stock                                                          (13)            (19)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                      (855)           (895)
-------------------------------------------------------------------------------------------------------------------
Net (decrease)increase in cash and cash equivalents                                      (577)           (697)

Cash and cash equivalents, beginning of year                                            1,684           1,169
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                               $1,107          $  472
-------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid during the four periods:
    Interest                                                                           $  392          $  461
    Income taxes                                                                        1,022           1,283

See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 18, 1999 AND JULY 19, 1998
(UNAUDITED)



1.  GENERAL

    The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at July 18, 1999) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the four periods (sixteen weeks) ended July 18, 1999 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's fiscal year consists of 13 four-week accounting periods.

2.  INVENTORIES

    Inventories consist of (in thousands):

                                             July 18,                March 28,
                                               1999                    1999
                                             --------                ---------

    Food and beverage                        $  936                  $1,147
    Supplies                                  2,484                   1,959
                                             ------                  ------

                                             $3,420                  $3,106
                                             ======                  ======

3.  EARNINGS PER SHARE

    Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per common share computation includes dilutive common share equivalents issued under the Company's various stock option plans and dilutive convertible preferred stock.

BENIHANA INC. AND SUBSIDIARIES




The following data shows the amounts (in thousands) used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                        Four Periods Ended
                                                                     July 18,          July 19,
                                                                       1999              1998
                                                                     --------          --------
     Income from operations                                          $2,338            $1,168
     Less preferred dividends                                           (13)              (18)
                                                                     ------            ------
     Income for computation of basic
         earnings per common share                                    2,325             1,150
     Convertible preferred stock                                         13                18
                                                                     ------            ------

     Income for computation of diluted
         earnings per common share                                   $2,338            $1,168
                                                                     ======            ======


                                                                        Four Periods Ended
                                                                     July 18,          July 19,
                                                                       1999              1998
                                                                     --------          --------
     Weighted average number of common
         shares used in basic EPS                                       6,142            6,089
     Effect of dilutive securities:
         Stock options                                                    320              178
         Convertible preferred stock                                      105              150
                                                                     --------          -------
     Weighted number of common shares
         and dilutive potential common stock
         used in diluted EPS                                            6,567           6,417
                                                                     ========          ======


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

The Company's revenues, net income and diluted earnings per share increased sharply in the current four periods when compared to the equivalent four periods in the prior year. The improved results reflect a continued increase in sales for restaurants opened longer than one year. The increased revenues combined with tighter control on restaurant expenses and lower interest costs doubled net income and diluted earnings per share during the current four periods over the prior comparable four periods.

REVENUES

The amounts of sales and the changes in amount and percentage change in amount of sales from the previous fiscal year are shown in the following tables.

                                                        Four Periods Ended
                                                    July 18,          July 19,
                                                      1999              1998
                                                    --------          --------

         Net restaurant sales                       $39,392           $34,545
         Other income                                   289               273
                                                    -------           -------

                                                    $39,681           $34,818
                                                    =======           =======


                                                        Four Periods Ended
                                                    July 18,          July 19,
                                                      1999              1998
                                                    --------          --------

         Amount of change in total
           revenues from previous year              $ 4,863           $ 7,229

         Percentage of change from the
           previous year                               14.0%             26.2%

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Four Periods Ended July 18, 1999 compared to July 19, 1998 -- Restaurant revenues continued to increase in the four periods ended July 18, 1999 as compared to the equivalent periods ended July 19, 1998. The increase in revenues is attributable to increased customer traffic of over 7% for restaurants opened longer than one year in the current four periods when compared to the comparable prior year four periods. Also, contributing to the increase is the opening of a traditional restaurant opened in December 1998 operating in Ontario, California.

COSTS AND EXPENSES

Costs of restaurant sales, which are generally variable with sales, directly increased with changes in revenues for the four periods. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's four periods.


                                                    Four Periods Ended
                                                  July 18,          July 19,
                                                    1999              1998
                                                  --------          --------
     COST AS A PERCENTAGE OF
     RESTAURANT SALES:
     Cost of restaurant food and
       beverage sales                                27.1%             26.5%
     Restaurant expenses                             59.1%             62.7%
     General and administrative
       expenses                                       4.8%              5.2%

     AMOUNT OF CHANGE FROM
     PREVIOUS YEAR (IN THOUSANDS):
     Cost of restaurant food and
       beverage sales                               $1,506           $2,126
     Restaurant expenses                            $1,621           $5,139
     General and administrative expenses            $   86           $  401

     PERCENTAGE CHANGE FROM
     PREVIOUS YEAR:
     Cost of restaurant food and
       beverage sales                                16.4%            30.2%
     Restaurant expenses                              7.5%            31.1%
     General and administrative expenses              4.8%            29.0%

Four Periods Ended July 18, 1999 compared to July 19, 1998 -- The cost of food and beverage sales increased in dollar amount when expressed as a percentage of sales in the current four periods and compared to equivalent periods in the prior year. The increase resulted from higher commodities costs, principally beef costs, in the current four periods compared to the prior year equivalent periods.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Restaurant expenses increased in dollar amount and decreased when expressed as a percentage of sales in the current four periods. The increase in absolute dollar amount is attributable to the aforementioned increase in sales. Restaurant expenses decreased when expressed as a percentage of sales due to higher labor costs and employee benefit costs in the prior four periods as compared to the current four periods. The Company experienced higher labor costs in the prior year due to increases in the minimum wage rates during that period. The higher employee benefit costs resulted from unusual amount of claims that were submitted under the Company's self-insured health benefit plan in the previous four periods.

General and administrative costs increased in total dollar amount and decreased when expressed as a percentage of sales for four periods. Management does not consider the increase in absolute amount to be material. The decrease when expressed as a percentage of sales is due to the aforementioned increase in sales.

Interest costs decreased in the current four periods when compared to the comparable period of the prior year. The decrease is attributable to the decrease in total borrowings outstanding from the prior year.

The Company's effective income tax rate increased in the four periods to 34.0% from 30.1 % in the prior year's four periods. The increase reflects increased state income taxes.

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

As of July 18, 1999, the Company had available $15,000,000 under a revolving line of credit facility. Management believes that the amount available under the revolving facility together with internally generated funds from operations provide sufficient cash resources for anticipated capital improvements as well as construction of new restaurants.

The Company has signed leases for four new restaurants. Estimated remaining expenditures to complete construction and open these new restaurants are expected to be $4,600,000. Two of the new restaurants will operate as traditional Benihana restaurants in Monterey and Santa Monica, California and are projected to open in the spring of 2000. The other two will be operated under the Company's new sushi concept, Sushi Doraku by Benihana in Miami Beach, Florida and Chicago, Illinois and are scheduled to open in the winter of 1999.

Forward Looking Information

Statements in this report concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under Federal Securities Laws. "Forward-looking statements" are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include,

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



but are not limited to, changes in customers' tastes and preferences, acceptance of the Company's concepts in new locations, industry cyclicality, fluctuations in customer demand, the seasonal nature of the business, fluctuations on commodities costs, the ability to complete construction of new units in a timely manner, obtaining governmental permits on a reasonably timely basis, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. A discussion of the Company's accounting policy for derivative financial instruments is included in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in the Company's Annual Report filed with the Securities and Exchange Commission.

The Company's net exposure to interest rate risk consists of floating rate borrowings that are benchmarked to US and European short-term interest rates. The Company may from time-to-time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes and the Company has a policy to that effect. At July 18, 1999, the Company had a financial derivative with a notional amount of $5,266,000 against floating rate debt of $10,750,000. A one percentage point interest charge on the outstanding balance of the variable rate debt as of July 18, 1999 would not be material.

The Company purchases certain commodities such as beef, chicken and seafood. These commodities are purchased based upon market prices established with vendors. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help to control the ultimate cost paid and any cost aberrations have historically been short term in nature.

Year 2000

The year 2000 (Y2K) issue is the result of computer programs using two digits, as opposed to four digits, to indicate the year. Computer systems that cannot interpret data beyond 1999 may fail and cause critical business processes to be materially disrupted. Such failures may occur not only within our own systems, but also in the systems of vendors in the supply chain, credit card processors and the financial institutions upon which we rely. The Company has implemented a plan to address the Y2K issue in steps to mitigate risks in our proprietary systems and to identify Y2K risks in our supply chain.

The risks in the Company's own systems were identified to include point-of-sale systems at the restaurants and systems upon which management relies to provide information to control and guide operations and prepare financial information. The Company has tested the point-of-sale systems used in the restaurants and management has determined that they were compliant with Y2K. The Company's management information system were not incompliance with Y2K. Management evaluated various courses of action to make the information systems Y2K compliant. Management determined that the system could have been made Y2K compliant, but they were not sufficient to support future growth. Management decided to replace existing financial systems and after conducting interviews with several software vendors, management contracted with a major supplier of enterprise resource planning systems to improve our core financial information and restaurant logistical capabilities beyond the capabilities of the previously existing financial systems. The new system has been installed and is operating. Management believes that these systems are Y2K compliant and

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS




are reliable. The external costs associated with implementing these systems are approximately $425,000, including the cost of software applications, the hardware necessary to support the new applications software and contracted services used to augment internal staff implementing the new system.

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

                                   Benihana Inc.
                                   --------------------
                                   (Registrant)




Date    August 18, 1999            /s/ Joel A. Schwartz
      ---------------------        ----------------------------
                                   Joel A. Schwartz
                                   President




                                   /s/ Michael R. Burris
                                   ----------------------------
                                   Michael R. Burris
                                   Chief Financial Officer