Form 10-Q
period 1999-10-10
BENIHANA INC
filed 1999-11-17
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter Ended October 10, 1999

                                     or,

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File No. 0-12644

                               Benihana Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               Delaware                           65-0538630
      ------------------------------           ------------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification No.)


     8685 Northwest 53rd Terrace, Miami, Florida       33166
     -------------------------------------------      --------
    (Address of principal executive offices)         (Zip Code)

    Registrant's telephone number, including area code:  (305) 593-0770

                                    None
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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


Common Stock $.10 par value,  3,576,616 shares outstanding at November 12, 1999


Class A Common Stock $.10 par value, 2,571,119 shares outstanding at November 12, 1999

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
SEVEN  PERIODS ENDED OCTOBER 10, 1999




TABLE OF CONTENTS
                                                                      PAGE
PART I -   Financial Information

           Consolidated Balance Sheets at October 10, 1999
           (unaudited) and March 28, 1999                              1

           Consolidated Statements of Earnings
           (unaudited) for the Three and Seven Periods
           Ended October 10, 1999                                    2 - 3

           Consolidated Statement of Stockholders' Equity
           (unaudited) for the Seven Periods Ended
           October 10, 1999                                            4

           Consolidated Statements of Cash Flows
           (unaudited) for the Seven Periods Ended
           October 10, 1999                                            5

           Notes to the Consolidated Financial
           Statements                                                6 - 7

           Management's Discussion and Analysis of the
           Financial Condition and Results of
           Operations                                                8 - 12


PART II -  Other Information                                        13 - 14

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONSOLIDATED BALANCE SHEETS

 (In thousands, except  per share information)

                                                                    (Unaudited)
                                                                    October 10,   March 28,
                                                                       1999         1999
- -------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and equivalents                                               $ 2,244      $ 1,684
  Receivables (net of allowance for doubtful accounts of $0
    in October 1999 and $35 in March 1999)                               377          269
  Inventories                                                          3,401        3,106
  Prepaid expenses                                                       794          635
- --------------------------------------------------------------------------------------------
Total Current Assets                                                   6,816        5,694

Property and equipment, net                                           39,213       37,128
Deferred income taxes, net                                             3,182        3,385
Goodwill, net                                                         11,874       12,150
Other assets                                                           3,023        2,511
- -------------------------------------------------------------------------------------------
                                                                     $64,108     $60,868
===========================================================================================
Liabilities and Stockholders Equity
Current liabilities:
  Accounts payable and accrued expenses                              $11,274     $10,497
  Current maturity of bank debt                                        1,500       1,000
  Current maturities of other long-term debt and
    obligations under capital leases                                   1,050       1,298
- -------------------------------------------------------------------------------------------
Total Current Liabilities                                             13,824      12,795

Long-term debt - bank                                                  9,000      10,250
Long-term debt - other                                                   248         396
Due to affiliates - long term                                                         26
Obligations under capital leases                                       2,398       2,702

Stockholders Equity:
  Preferred stock - $1.00 par value;
    authorized - 5,000,000 shares, issued
    and outstanding - 700 shares and
    1,000 shares, respectively                                             1           1
Common stock - $.10 par value;
    convertible  into Class A Common,  authorized  -
    12,000,000  shares,  issued and outstanding -
    3,576,616 shares and 3,571,616 shares,
    respectively                                                         358         357
Class A common  stock - $.10 par value;
    authorized -  20,000,000  shares,  issued and
    outstanding 2,569,819 shares and 2,563,443 shares,
    respectively                                                         257         256
Additional paid-in capital                                            14,694      14,604
Retained earnings                                                     23,444      19,597
Treasury stock - 9,177 shares at cost                                   (116)       (116)
- -------------------------------------------------------------------------------------------
Total Stockholders Equity                                             38,638      34,699
- -------------------------------------------------------------------------------------------
                                                                     $64,108     $60,868
===========================================================================================

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except  per share information)

                                                                      Three Periods Ended
                                                                   October 10,     October 11,
                                                                      1999            1998
- -----------------------------------------------------------------------------------------------
Revenues
Net restaurant food and beverage sales                             $29,709         $26,184
Other income                                                           224             163
- -----------------------------------------------------------------------------------------------
Total Revenues                                                      29,933         26,347

Costs and Expenses
Cost of restaurant food and beverage sales                           8,019          6,966
Restaurant expenses                                                 17,807         15,984
General and administrative expenses                                  1,509          1,338
Interest expense                                                       267            384
- -----------------------------------------------------------------------------------------------
Total Costs and Expenses                                            27,602         24,672
- -----------------------------------------------------------------------------------------------

Income from operations before income taxes                           2,331          1,675
Income tax provision                                                   802            530
- -----------------------------------------------------------------------------------------------

Net Income                                                         $ 1,529        $ 1,145
===============================================================================================

Earnings Per Share
Basic earnings per common share                                    $   .25        $   .19
Diluted earnings per common share                                  $   .23        $   .18
===============================================================================================

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except  per share information)

                                                                      Seven Periods Ended
                                                                    October 10,     October 11,
                                                                       1999            1998
- -------------------------------------------------------------------------------------------------
Revenues
Net restaurant food and beverage sales                              $69,101         $60,729
Other income                                                            513             436
- -------------------------------------------------------------------------------------------------
Total Revenues                                                       69,614          61,165

Costs and Expenses
Cost of restaurant food and beverage sales                           18,681          16,122
Restaurant expenses                                                  41,095          37,651
General and administrative expenses                                   3,379           3,122
Interest expense                                                        586             925
- -------------------------------------------------------------------------------------------------
Total Costs and Expenses                                             63,741          57,820
- -------------------------------------------------------------------------------------------------

Income from operations before income taxes                            5,873          3,345
Income tax provision                                                  2,006          1,032
- -------------------------------------------------------------------------------------------------

Net Income                                                          $ 3,867        $ 2,313
=================================================================================================

Earnings Per Share
Basic earnings per common share                                     $   .63        $   .37
Diluted earnings per common share                                   $   .59        $   .36
=================================================================================================

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
(UNAUDITED)

(In thousands, except per share information)

                                                        Class A    Additional                                     Total
                                Preferred    Common     Common      Paid-in       Retained      Treasury       Stockholders
                                  Stock       Stock      Stock      Capital       Earnings       Stock            Equity
- ---------------------------------------------------------------------------------------------------------------------------
Balance, March 28, 1999             $1         $357       $256      $14,604        $19,597       ($116)          $34,699

Net income                                                                           3,867                         3,867

Dividend on preferred stock                                                            (20)                          (20)

Issuance of 6,376 shares of
   class A common stock under
   exercise of options                                       1           74                                           75

Issuance of 5,000 shares of
   common stock under
   exercise of options                            1                      16                                           17
- --------------------------------------------------------------------------------------------------------------------------

Balance, October 10, 1999            $1        $358       $257      $14,694        $23,444       ($116)          $38,638
==========================================================================================================================

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

 (In thousands)

                                                                       Seven Periods Ended
                                                                    October 10,     October 11,
                                                                       1999            1998
- -------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                          $3,867          $2,313
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                                        2,305           2,117
Deferred income taxes                                                  203
Change in operating assets and liabilities that
provided (used) cash:
Accounts receivable                                                   (108)           (146)
Inventories                                                           (296)            215
Prepaid expenses                                                      (159)            (50)
Other assets                                                          (627)            (47)
Accounts payable and accrued expenses                                  778              46
- ------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            5,963           4,448
- ------------------------------------------------------------------------------------------------
Investing activities:
Expenditures for property and equipment                             (3,999)         (3,316)
- ------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                             (3,999)         (3,316)
- ------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds from issuance of common stock                                  92               2
Repayment of long-term debt and obligations
  under capital leases                                              (1,476)         (1,665)
  Dividend paid on preferred stock                                     (20)            (33)
- ------------------------------------------------------------------------------------------------
Net cash (used in) financing activities                             (1,404)         (1,696)
- ------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   560            (564)

Cash and cash equivalents, beginning of year                         1,684           1,169
- ------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                            $2,244          $  605
================================================================================================
Supplemental Cash Flow Information:
Cash paid during the four periods:
  Interest                                                          $  616          $  787
  Income taxes                                                       1,963           2,167

See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEVEN PERIODS ENDED OCTOBER 10, 1999 AND OCTOBER 11, 1998
(UNAUDITED)



1.  GENERAL

     The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at October 10, 1999) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the seven periods (twenty-eight weeks) ended October 10, 1999 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Companys fiscal year consists of 13 four-week accounting periods.

2.  INVENTORIES

    Inventories consist of (in thousands):

                                                    October 10,     March 28,
                                                       1999            1999
                                                    -----------     --------
    Food and beverage                               $1,249          $1,147
    Supplies                                         2,152           1,959
                                                    ------          ------
                                                    $3,401          $3,106
                                                    ======          ======

3.  EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per common share computation includes dilutive common share equivalents issued under the Companys various stock option plans and dilutive convertible preferred stock.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEVEN PERIODS ENDED OCTOBER 10, 1999 AND OCTOBER 11, 1998
(UNAUDITED)





The following data shows the amounts (in thousands) used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                      Seven Periods Ended
                                                   October 10,      October 11,
                                                      1999             1998
                                                   ----------       ----------
Income from operations                             $3,867           $2,313
Less preferred dividends                              (20)             (33)
                                                   ------           ------
Income for computation of basic
    earnings per common share                       3,847            2,280
Convertible preferred stock                            20               33
                                                   ------           ------
Income for computation of diluted
    earnings per common share                      $3,867           $2,313
                                                   ======           ======

                                                      Seven Periods Ended
                                                   October 10,      October 11,
                                                      1999             1998
                                                   -----------      -----------
Weighted average number of common
    shares used in basic EPS                        6,143            6,089
Effect of dilutive securities:
    Stock options                                     352              166
    Convertible preferred stock                       105              150
                                                   ------           ------
Weighted number of common shares
    and dilutive potential common stock
    used in diluted EPS                             6,600            6,405
                                                   ======           ======

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


OVERVIEW

The Companys revenues consist of sales of food and beverages sold in each of the owned restaurants and franchise fees received from franchisees. Cost of restaurant food and beverage sold represents the direct cost of the ingredients for the prepared food and beverages sold. Restaurant expenses consist of direct and indirect labor, occupancy costs, advertising and other costs that are directly attributed to each restaurant location. Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation and restaurant patronage. Revenues are also dependent on the average check amount. Expenses are additionally dependent upon commodity costs, average wage rates, marketing costs and the costs of interest and administering restaurant operations. The Companys revenues, net income and diluted earnings per share increased in the current three and seven periods when compared to the equivalent periods in the prior year. The improved results reflect a continued increase in sales for restaurants opened longer than one year. The increased revenues combined with the fixed nature of certain costs and expenses increased net income by 33.5% to $1,529 from $1,145 for the three periods and by 67.2% for the seven periods to $3,867 from $2,313 from the previous equivalent periods. Diluted earnings per share also increased by 27.8% for the three periods and 63.9% for the seven periods over the previous comparable periods.

REVENUES

The amounts of sales and the changes in amount and percentage change in amount of sales from the previous fiscal year are shown in the following tables.

                                             Three Periods Ended             Seven Periods Ended
                                          October 10,     October 11,     October 10,     October 11,
                                             1999            1998            1999            1998
                                          -----------     -----------     -----------     -----------
Net restaurant sales                      $29,709         $26,184         $69,101         $60,729
Other income                                  224             163             513             436
                                          -------         -------         -------         -------

                                          $29,933         $26,347         $69,614         $61,165
                                          =======         =======         =======         =======

                                            Three Periods Ended              Seven Periods Ended
                                         October 10,     October 11,     October 10,     October 11,
                                            1999            1998            1999            1998
                                         -----------     -----------     -----------     -----------
Amount of change in total
revenues from previous year              $  3,586        $  5,155        $8,449          $12,384

Percentage of change from the
previous year                                13.6%           24.3%         13.8%            25.4%

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Three and Seven Periods Ended October 10, 1999 compared to October 11, 1998
- -- Restaurant revenues continued to increase in the three and seven periods ended October 10, 1999 as compared to the equivalent periods ended October11, 1998. The increase in revenues is attributable to increased customer traffic for restaurants opened longer than one year of 8.4% for the current three periods and 8.8% for the current seven periods when compared to the comparable prior year periods. Also, the opening of a traditional restaurant opened in December 1998 operating in Ontario, California contributed $839 to the increase for the three periods and $1,966 for the seven periods.

COSTS AND EXPENSES

Costs of restaurant sales, which are generally variable with sales, directly increased with changes in revenues for the three and seven periods. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's three and seven periods.

                                             Three Periods Ended             Seven Periods Ended
                                         October 10,     October 11,     October 10,     October 11,
                                            1999            1998            1999            1998
                                         -----------     -----------     -----------     -----------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of restaurant food and
beverage sales                           27.0%           26.6%           27.0%           26.5%
Restaurant expenses                      59.9%           61.0%           59.5%           62.0%
General and administrative
expenses                                  5.1%            5.1%            4.9%            5.1%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of restaurant food and
beverage sales                         $1,053          $1,499           2,559           3,625
Restaurant expenses                    $1,823          $3,140           3,444           8,279
General and administrative expenses    $  171          $  186             257             587

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of restaurant food and
beverage sales                           15.1%           27.4%           15.9%           29.0%
Restaurant expenses                      11.4%           24.4%            9.1%           28.2%
General and administrative expenses      12.8%           16.1%            8.2%           23.2%

Three and Seven Periods Ended October 10, 1999 compared to October 11, 1998
- -- The cost of food and beverage sales increased in dollar amount when expressed as a percentage of sales in the current three and seven periods compared to equivalent periods in the prior year. The increase resulted from higher commodities costs, principally beef costs, in the current three and seven periods compared to the prior year equivalent periods.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Restaurant expenses increased in dollar amount and decreased when expressed as a percentage of sales in the current three and seven periods. The increase in absolute dollar amount is attributable to the aforementioned increase in sales. Restaurant expenses for the current three and seven periods decreased when expressed as a percentage of sales. The decrease in restaurant expenses when expressed as a percentage of sales is attributable to the fixed nature of certain costs and expenses coupled with the increase in sales. The decrease is also attributable to higher employee benefits costs from unusual amount of claims that were submitted under the Companys self-insured health benefit plan in the previous three and seven periods.

General and administrative costs increased in total dollar amount in the current three and seven periods . Such costs remained constant in the current three periods and decreased in the current seven periods when expressed as a percentage of sales. Management does not consider the increase in absolute amount to be material. The decrease when expressed as a percentage of sales is due to the aforementioned increase in sales.

Interest  costs  decreased  in the  current  three and seven  periods  when
compared  to  the  comparable   period  of  the  prior  year.  The  decrease  is
attributable to the decrease in total borrowings outstanding from the prior year.

The Companys effective income tax rate increased in the seven periods to 34.2% from 30.9 % in the prior years seven periods. The increase reflects increased state income taxes.

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

In September 1999, the Company entered into a $25,000,000 master lease pursuant to an agreement with its principal bank lender for the purpose of financing property and construction of new restaurants. Under the agreement, a grantor trust purchases properties selected by the Company, finances all of the construction costs and leases the facilities to the Company upon their completion. The initial term of the lease is for five years and the lease can be renewed upon approval by all parties to the transaction. The Company will account for the lease as an operating lease. Upon maturity, the Company retains the option to purchase all of the properties owned by the trust; however, if the Company elects not to purchase the properties, the Company provides a signifi-cant residual guaranty for the leased facilities and is liable for the decline in market value of the leased facilities. The Company must also maintain compliance with financial covenants similar to its credit facilities.

As of October 10, 1999, the Company also had available $15,000,000 under a revolving line of credit facility. Management believes that the amount available under the master lease agreement, along with the revolving facility together with internally generated funds from operations provide sufficient cash resources for anticipated capital improvements as well as construction of new restaurants.

The Company has signed leases for four new restaurants. Estimated remaining expenditures to complete construction and open these new restaurants are expected to be $3,500,000. Two of the new restaurants will operate as traditional Benihana restaurants in Monterey and Santa Monica, California and are projected to open in the spring of 2000. The other two will be operated under the Companys new sushi concept, Sushi Doraku by Benihana in Miami Beach, Florida and Chicago, Illinois and are scheduled to open in the winter of 1999.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Forward Looking Information

Statements in this report concerning the Companys business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are forward-looking statements as that term is defined under Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, changes in customers tastes and preferences, acceptance of the Companys concepts in new locations, industry cyclicality, fluctuations in customer demand, the seasonal nature of the business, fluctuations on commodities costs, the ability to complete construction of new units in a timely manner, obtaining governmental permits on a reasonably timely basis, and general economic conditions, as well as other risks detailed in the Companys filings with the Securities and Exchange Commission.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. A discussion of the Companys accounting policy for derivative financial instruments is included in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in the Companys Annual Report filed with the Securities and Exchange Commission.

The Companys net exposure to interest rate risk consists of floating rate borrowings that are benchmarked to US and European short-term interest rates. The Company may from time-to-time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes and the Company has a policy to that effect. At October 10, 1999, the Company had a financial derivative with a notional amount of $4,969,166 against floating rate debt of $10,500,000. A one percentage point interest charge on the outstanding balance of the variable rate debt as of October 10, 1999 would not be material.

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

The  risks  in  the  Companys  own  systems  were   identified  to  include
point-of-sale systems at the restaurants and systems upon which management relies to provide information to control and guide operations and prepare financial information. The Company has tested the point-of-sale systems used in the restaurants and management has determined that they were compliant with Y2K. The Companys management information system was not in compliance with Y2K. Management evaluated various courses of action to make the information systems Y2K compliant. Management determined that the system could have been made Y2K compliant, but they were not sufficient to support future growth. Management

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS




decided  to  replace  existing   financial  systems  and  after  conducting
interviews with several software vendors, management contracted with a major supplier of enterprise resource planning systems to improve our core
financial  information  and  restaurant   logistical   capabilities  beyond  the
capabilities of the previously existing financial systems. The new system has been installed and is operating. Management believes that these systems are Y2K compliant and are reliable. The external costs associated with implementing thes systems are approximately $425,000, including the cost of software applications, the hardware necessary to support the new applications software and contracted services used to augment internal staff implementing the new system.

The Companys most significant vendors were formally contacted to determine whether there would be material disruptions in the supply chain. The Company has no significant system interfaces with vendors.

The Companys supply chain is composed of numerous different suppliers throughout the country. Each of the restaurants purchase food, beverages and supplies local to their markets, therefore, the Company is not materially reliant on a few suppliers and the Company believes that the risk is minimal due to the failure of any one vendor. However, there may be unidentifiable Y2K problems further up the supply chain, the effects of which cannot be predicted. Additionally, the Company relies upon utility service for electricity, gas and water and may incur disruption in specific market areas.

Our significant vendors indicated to us that they are either Y2K compliant or are currently taking measures to become Y2K compliant before disruptions that might impact the Company would occur. Letters have been sent to all banks and the credit card processors with which the Company has significant relationships and Company management has reviewed and evaluated their responses. The banks and the credit card processing companies responses to the Company were that they are Y2K compliant.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information


Item 4.   Results of Vote of Security Holders.

          (a) The registrant held its annual meeting of stockholders on August 5, 1999.

          (b) The following directors were elected at the meeting:

                  Robert B. Greenberg, Taka Yoshimoto and Kevin Aoki

              Other directors whose term of office continue after the meeting are set forth below:

                  Joel A. Schwartz, Darwin C. Dornbush, John E. Abdo and Norman Becker

          (c) At the annual meeting, holders of the registrants Common Stock voted to elect a Class I and a Class III director and holders of the registrants Class A Common Stock voted to elect a Class I Director for a term of three years. In addition, holders of the registrants Common Stock and Class A Common Stock, voting together as a single class, voted for the approval to permit participants in the Corporations Administrative Incentive Compensation Plan (the Plan) to elect to receive all or portion of their awards under the Plan in shares of the Corporations Class A Common Stock; and voted for the ratification of Deloitte & Touche LLP to serve as the registrants independent certified public accountants for the fiscal year ending March 26, 2000.

At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below:

                                                                    WITHHOLD        NON-
MATTER                    FOR           AGAINST       ABSTAIN       AUTHORITY       VOTES
- ------------------------------------------------------------------------------------------
Election of Directors:

Class I
Robert B. Greenberg       2,272,534                                 21,200
Taka Yoshimoto            3,418,777                                  5,585

Class III
Kevin Aoki                3,418,952                                  5,410

Approval to permit
Participants  in the
Plan to elect to
receive All or portion
of their Awards under
the Plan in share of
the Corporations Class
A Common Stock            5,612,086     92,740       13,270

Ratification of
Independent Public
Accountants               5,705,151     10,600        2,345

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

                                         Benihana Inc.
                                         ---------------
                                         (Registrant)




Date    November 15, 1999                /s/ Joel A. Schwartz
      ---------------------              ----------------------------
                                         Joel A. Schwartz
                                         President



                                         ----------------------------
                                         /s/ Michael R. Burris
                                         Michael R. Burris
                                         Chief Financial Officer