Form 10-K/A
period 1999-03-28
BENIHANA INC
filed 2000-02-10
CIK 935226

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

                        Commission File No. 0-26396

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated herein by reference to pages 7 through 11 of the Company's 1999 Annual Report to Shareholders.

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

Date:    February 8, 2000                   BENIHANA INC.
      ------------------------

                                            By:   /s/ Joel A. Schwartz
                                            --------------------------------
                                            Joel A. Schwartz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the registrant and in the capacities indicated.

Signature                        Title                       Date
---------                        -----                       ----
   /s/ Joel A. Schwartz          President and               February 8, 2000
---------------------------      Director (Principal
    Joel A. Schwartz             Excutive Officer)


   /s/ Taka Yoshimoto            Executive Vice President -  February 8, 2000
---------------------------      Restaurant Operations
   Taka Yoshimoto                and Director


   /s/ Michael R. Burris         Senior Vice President of    February 8, 2000
---------------------------      Finance and Treasurer -
   Michael R. Burris             Chief Financial Officer
                                 Accounting Officer)

   /s/ Kevin Aoki                Vice President -            February 8, 2000
---------------------------      Marketing and Director
   Kevin Aoki


   /s/ Juan C. Garcia            Vice President/Controller   February 8, 2000
---------------------------
   Juan C. Garcia

   /s/ Darwin C. Dornbush        Secretary and Director      February 8, 2000
---------------------------
   Darwin C. Dornbush


   /s/ John E. Abdo              Director                    February 8, 2000
---------------------------
   John E. Abdo


   /s/ Norman Becker             Director                    February 8, 2000
   Norman Becker


   /s/ Robert B. Greenberg       Director                    February 8, 2000
----------------------------
   Robert B. Greenberg