Form 10-Q/A
period 1999-10-10
BENIHANA INC
filed 2000-02-10
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q/A

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                 For the Quarter Ended October 10, 1999

                                   or,

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                     Commission File No. 0-26396

                              Benihana Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                       Delaware                       65-0538630
           ------------------------------           ----------------
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)            Identification No.)


          8685 Northwest 53rd Terrace, Miami, Florida      33166
          -------------------------------------------      -----
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

                                          Benihana Inc.
                                          -------------------
                                          (Registrant)




Date    February 8, 2000                  /s/ Joel A. Schwartz
      --------------------                -------------------------------
                                          Joel A. Schwartz
                                          President




                                          /s/ Michael R. Burris
                                          -------------------------------
                                          Michael R. Burris
                                          Chief Financial Officer