Form 10-Q
period 2000-01-02
BENIHANA INC
filed 2000-02-14
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                  For the Quarter Ended January 2, 2000

                                   or,

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                       Commission File No. 0-26396

                              Benihana Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


               Delaware                                 65-0538630
     -------------------------------                 ----------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)


     8685 Northwest 53rd Terrace, Miami, Florida        33166
     --------------------------------------------     ----------
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


 Common Stock $.10 par value, 3,576,616 shares outstanding at January 31, 2000


        Class A Common Stock $.10 par value, 2,578,037 shares outstanding at January 31, 2000

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
TEN PERIODS ENDED JANUARY 2, 2000




TABLE OF CONTENTS
                                                                         PAGE
PART I - Financial Information

         Consolidated Balance Sheets at January 2, 2000
           (unaudited) and March 28, 1999                                 1

         Consolidated Statements of Earnings
           (unaudited) for the Three and Ten Periods
           Ended January 2, 2000                                        2 - 3

         Consolidated Statement of Stockholders' Equity
           (unaudited) for the Ten Periods Ended
           January 2, 2000                                                4

         Consolidated Statements of Cash Flows
           (unaudited) for the Ten Periods Ended
           January 2, 2000                                                5

         Notes to the Consolidated Financial
           Statements                                                   6 - 7

         Management's Discussion and Analysis of the
           Financial Condition and Results of
           Operations                                                   8 - 11


PART II- Other Information                                                12

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONSOLIDATED BALANCE SHEETS

 (In thousands, except  per share information)

                                                                                 (Unaudited)
                                                                                  January 2,       March 28,
                                                                                     2000            1999
------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                                                          $ 1,524           $ 1,684
    Receivables (net of allowance for doubtful accounts of $0
        in January 2000 and $35 in March 1999)                                        446               269
    Inventories                                                                     3,530             3,106
    Prepaid expenses                                                                  812               635
------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                6,312             5,694

Property and equipment, net                                                        41,207            37,128
Deferred income taxes, net                                                          3,095             3,385
Goodwill, net                                                                      17,498            12,150
Other assets                                                                        5,157             2,511
------------------------------------------------------------------------------------------------------------

                                                                                  $73,269           $60,868
============================================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                         $12,325           $10,497
    Current maturity of bank debt                                                   1,750             1,000
    Current maturities of other long-term debt and
         obligations under capital leases                                             929             1,298
------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                          15,004            12,795

Long-term debt - bank                                                              15,000            10,250
Long-term debt - other                                                                183               396
Due to affiliates - long term                                                                            26
Obligations under capital leases                                                    2,268             2,702

Stockholders' Equity:
    Preferred stock - $1.00 par value;
         authorized - 5,000,000 shares, issued
         and outstanding - 700 shares and
         1,000 shares, respectively                                                     1                 1
    Common stock - $.10 par value;
         convertible into Class A Common, authorized - 12,000,000 shares, issued and outstanding - 3,576,616 shares and 3,571,616 shares,
         respectively                                                                 358               357
    Class A common stock - $.10 par value;
         authorized - 20,000,000 shares, issued and outstanding
         2,574,611 shares and 2,563,443 shares, respectively                          257               256
    Additional paid-in capital                                                     14,711            14,604
    Retained earnings                                                              25,603            19,597
    Treasury stock - 9,177 shares at cost                                            (116)             (116)
------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                         40,814            34,699
------------------------------------------------------------------------------------------------------------

                                                                                  $73,269           $60,868
============================================================================================================

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except  per share information)

                                                                                      Three Periods Ended
                                                                                  -----------------------------
                                                                                  January 2,         January 3,
                                                                                     2000               1999
---------------------------------------------------------------------------------------------------------------
Revenues
Net restaurant food and beverage sales                                            $31,853            $27,723
Other income, principally franchise fees and royalties                                336                176
---------------------------------------------------------------------------------------------------------------
Total Revenues                                                                     32,189             27,899

Costs and Expenses
Cost of restaurant food and beverage sales                                          8,531              7,211
Restaurant expenses                                                                18,244             16,119
Store opening costs                                                                   117                  3
General and administrative expenses                                                 1,545              1,413
Interest expense                                                                      334                370
---------------------------------------------------------------------------------------------------------------
Total Costs and Expenses                                                           28,771             25,116
---------------------------------------------------------------------------------------------------------------

Income from operations before income taxes                                          3,418              2,783
Income tax provision                                                                1,251              1,030
---------------------------------------------------------------------------------------------------------------

Net Income                                                                        $ 2,167            $ 1,753
===============================================================================================================

Earnings Per Share
Basic earnings per common share                                                   $   .35            $   .29
Diluted earnings per common share                                                 $   .32            $   .28
===============================================================================================================

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except  per share information)

                                                                                        Ten Periods Ended
                                                                                  -----------------------------
                                                                                  January 2,         January 3,
                                                                                     2000               1999
---------------------------------------------------------------------------------------------------------------
Revenues
Net restaurant food and beverage sales                                            $100,954           $88,452
Other income, principally franchise fee and royalties                                  849               612
---------------------------------------------------------------------------------------------------------------
Total Revenues                                                                     101,803            89,064

Costs and Expenses
Cost of restaurant food and beverage sales                                          27,212            23,333
Restaurant expenses                                                                 59,269            53,770
Store opening costs                                                                    187                 3
General and administrative expenses                                                  4,924             4,535
Interest expense                                                                       920             1,295
---------------------------------------------------------------------------------------------------------------
Total Costs and Expenses                                                            92,512            82,936
---------------------------------------------------------------------------------------------------------------

Income from operations before income taxes                                           9,291             6,128
Income tax provision                                                                 3,257             2,062
---------------------------------------------------------------------------------------------------------------

Net Income                                                                        $  6,034           $ 4,066
===============================================================================================================

Earnings Per Share
Basic earnings per common share                                                   $    .98           $   .66
Diluted earnings per common share                                                 $    .91           $   .64

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except per share information)

                                                           Class A      Additional                                   Total
                                 Preferred     Common      Common        Paid-in        Retained     Treasury     Stockholders'
                                   Stock       Stock        Stock        Capital        Earnings       Stock         Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 28, 1999              $1         $357         $256        $14,604        $19,597        ($116)        $34,699

Net income                                                                                6,034                        6,034

Dividend on preferred stock                                                                 (28)                         (28)

Issuance of 10,518 shares of
   class A common stock under
   exercise of options                                          1             91                                          92

Issuance of 5,000 shares of
   common stock under
   exercise of options                             1                          16                                          17
-------------------------------------------------------------------------------------------------------------------------------

Balance, January 2, 2000              $1        $358         $257        $14,711        $25,603        ($116)        $40,814
===============================================================================================================================

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

 (In thousands)

                                                                                        Ten Periods Ended
                                                                                  -------------------------------
                                                                                  January 2,          January 3,
                                                                                     2000                1999
-----------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                        $ 6,034             $ 4,066
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                   3,328               3,042
    Deferred income taxes                                                             290                 330
    Change in operating assets and liabilities that provided (used) cash:
              Accounts receivable                                                    (177)               (224)
              Inventories                                                            (424)                603
              Prepaid expenses                                                       (177)               (580)
              Other assets                                                           (428)                 38
              Accounts payable and accrued expenses                                 1,827               1,277
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          10,273               8,552
----------------------------------------------------------------------------------------------------------------
Investing activities:
Payment for purchase of Haru restaurants, net of
    cash acquired                                                                  (8,154)
Expenditures for property and equipment                                            (6,818)             (5,556)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                               (14,972)             (5,556)
----------------------------------------------------------------------------------------------------------------
Financing Activities:
Borrowings under revolving credit facility                                          7,700
Proceeds from issuance of common stock                                                109                   2
Repayment of long-term debt and obligations
    under capital leases                                                           (3,242)             (2,206)
Dividend paid on preferred stock                                                      (28)                (43)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                 4,539              (2,247)
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 (160)                749

Cash and cash equivalents, beginning of year                                        1,684               1,169
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $1,524              $1,918
================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the ten periods:
    Interest                                                                       $  771              $1,095
    Income taxes                                                                    2,883               2,212

Business Acquisitions, Net of Cash Acquired:
    Fair value of assets acquired, other than cash                                 $2,539
    Liabilities assumed                                                              (157)
    Purchase price in excess of the net assets acquired                             5,772
                                                                                   ------
                                                                                   $8,154
                                                                                   ======

See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN PERIODS ENDED JANUARY 2, 2000 AND JANUARY 3, 1999
(UNAUDITED)



1.  GENERAL

    The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at January 2, 2000) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the ten periods (forty weeks) ended January 2, 2000 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's fiscal year consists of 13 four-week accounting periods.

2.       BASIS OF PRESENTATION AND ACQUISITION

    The Company's financial statements and the discussion and data presented below reflect the acquisition by the Company of 80% of the equity of Haru Holding Corp. ("Haru") on December 6, 1999. Haru owns and operates two sushi restaurants in New York City. The purchase price paid in cash at closing was approximately $8.2 million. The acquisition has been accounted for using the purchase method and the operating results of Haru have been included in the Company's current fiscal year consolidated statement of operations since the date of acquisition. The excess of the purchase price over the acquired tangible and intangible net assets of approximately $5.8 million has been allocated to goodwill and is being amortized on a straight-line basis over 15 years. Additionally, lease acquisition costs of $2.1 million relating to a lease for a Haru restaurant under construction in the Times Square area of New York City were included in the purchase price. The costs to acquire this lease will be amortized on a straight-line basis over the remaining 14 years balance of the lease term.


3.  INVENTORIES

    Inventories consist of (in thousands):

                                               January 2,           March 28,
                                                  2000                1999
                                               ----------           ---------
    Food and beverage                          $1,124               $1,147
    Supplies                                    2,406                1,959
                                               ------               ------

                                               $3,530               $3,106
                                               ======               ======

4.  EARNINGS PER SHARE

    Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per common share computation includes dilutive common share equivalents issued under the Company's various stock option plans and dilutive convertible preferred stock.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN PERIODS ENDED JANUARY 2, 2000 AND JANUARY 3, 1999
(UNAUDITED)





     The following data shows the amounts (in thousands) used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                        Three Periods Ended              Ten Periods Ended
                                                    ----------------------------    ---------------------------
                                                    January 2,        January 3,    January 2,       January 3,
                                                       2000              1999          2000             1999
                                                    ----------        ----------    ----------       ----------
     Net income                                     $2,167            $1,753        $6,034           $4,066
     Less preferred dividends                           (8)              (10)          (28)             (43)
                                                    ------            ------        ------           ------
     Income for computation of basic
         earnings per common share                   2,159             1,743         6,006            4,023
     Convertible preferred stock                         8                10            28               43
                                                    ------            ------        ------           ------

     Income for computation of diluted
         earnings per common share                  $2,167            $1,753        $6,034           $4,066
                                                    ======            ======        ======           ======

                                                        Three Periods Ended              Ten Periods Ended
                                                    ----------------------------    ---------------------------
                                                    January 2,        January 3,    January 2,       January 3,
                                                       2000              1999          2000             1999
                                                    ----------        ----------    ----------       ----------
     Weighted average number of common
         shares used in basic EPS                    6,150             6,113         6,145            6,094
     Effect of dilutive securities:
         Stock options                                 441                79           373              151
         Convertible preferred stock                   105               143           105              143
                                                     -----             -----         -----            -----
     Weighted number of common shares
         and dilutive potential common stock
         used in diluted EPS                         6,696             6,335         6,623            6,388
                                                     =====             =====         =====            =====

                                    -7-

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

The Company's revenues, net income and diluted earnings per share increased in the current three and ten periods when compared to the equivalent periods in the prior year. The improved results reflect a continued increase in sales for restaurants opened longer than one year, operating results of a new restaurant in Ontario, California and the addition of the two Haru restaurants in New York, New York. The increased revenues combined with the fixed nature of certain costs and expenses increased net income by 23.6% to $2,167 from $1,753 for the three periods and by 48.4% for the ten periods to $6,034 from $4,066 from the previous equivalent periods. Diluted earnings per share also increased by 14.3% for the three periods and 42.2% for the ten periods over the previous comparable periods.

REVENUES

The amounts of sales and the changes in amount and percentage change in amount of sales from the previous fiscal year are shown in the following tables.

                                                Three Periods Ended                    Ten Periods Ended
                                            -----------------------------          ---------------------------
                                            January 2,         January 3,          January 2,       January 3,
                                               2000               1999                2000             1999
                                            ----------         ----------          ----------       ----------
Net restaurant sales                        $31,853            $27,723             $100,954         $88,452
Other income, principally
   franchise fees and royalties                 336                176                  849             612
                                            -------            -------             --------         -------

                                            $32,189            $27,899             $101,803         $89,064
                                            =======            =======             ========         =======


                                                Three Periods Ended                    Ten Periods Ended
                                            -----------------------------          ---------------------------
                                            January 2,         January 3,          January 2,       January 3,
                                               2000               1999                2000             1999
                                            ----------         ----------          ----------       ----------
Amount of change in total
revenues from previous year                 $  4,290           $  3,803            $  12,739        $16,187

Percentage of change from the
previous year                                   15.4%              15.8%                14.3%          22.2%

                                -8-

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Three and Ten Periods Ended January 2, 2000 compared to January 3, 1999 -- Restaurant revenues continued to increase in the three and ten periods ended January 2, 2000 as compared to the equivalent periods ended January 3, 1999. The increase in revenues is attributable to increased customer traffic for restaurants opened longer than one year of 9.0% for the current three periods and 8.6% for the current ten periods when compared to the comparable prior year periods. Also, the opening of a traditional restaurant opened in December 1998 operating in Ontario, California contributed $789 to the increase for the three periods and $2,755 for the ten periods. Haru operations acquired in December
1999 contributed $612 to the increase for both the three and ten periods. Comparable restaurant sales increased 9.9% in the three periods and 10.2% in the ten periods when compared to the prior equivalent periods. Other income increased in the three and ten periods of the current year as compared to the equivalent periods of the prior year as a result of the initial franchise fee of $100 earned for the new franchise in Lima, Peru.

COSTS AND EXPENSES

Costs of restaurant sales, which are generally variable with sales, directly increased with changes in revenues for the three and ten periods. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's three and ten periods.

                                                      Three Periods Ended               Ten Periods Ended
                                                   January 2,      January 3,       January 2,     January 3,
                                                      2000            1999             2000           1999
                                                   ----------      ----------       ----------     ----------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of restaurant food and
beverage sales                                     26.8%           26.0%            27.0%          26.4%
Restaurant expenses                                57.3%           53.2%            58.7%          60.8%
Store opening costs                                  .4%            0.0%              .2%           0.0%
General and administrative
expenses                                            4.9%            5.1%             4.9%           5.1%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of restaurant food and
beverage sales                                     $1,320          $  858           $3,879         $ 4,482
Restaurant expenses                                $2,125          $2,376           $5,499         $10,655
Store opening costs                                $  114                           $  184
General and administrative expenses                $  139          $   29           $  389         $   617

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of restaurant food and
beverage sales                                      18.3%           13.5%            16.6%           23.8%
Restaurant expenses                                 13.2%           10.2%            10.6%           24.7%
Store opening costs                               3800.0%                          6133.3%
General and administrative expenses                  9.3%             .2%             8.6%           15.7%

                                     -9-

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Three and Ten Periods Ended January 2, 2000 compared to January 3, 1999 -- The cost of food and beverage sales increased in dollar amount and when expressed as a percentage of sales in the current three and ten periods compared to equivalent periods in the prior year. The increase resulted from higher commodities costs, principally beef costs, in the current three and ten periods compared to the prior year equivalent periods.

Restaurant expenses increased in dollar amount and decreased when expressed as a percentage of sales in the current three and ten periods. The increase in absolute dollar amount is attributable to the aforementioned increase in sales. Restaurant expenses for the current three and ten periods decreased when expressed as a percentage of sales. The decrease in restaurant expenses when expressed as a percentage of sales is attributable to the fixed nature of certain costs and expenses coupled with the increase in sales. The decrease is also attributable to higher employee benefits costs from unusual amount of claims that were submitted under the Company's self-insured health benefit plan in the previous three and ten periods.

Store opening costs increased in the current three and ten periods when compared to the prior year equivalent periods as a result of costs relating to new restaurant properties under construction. Store opening costs are expected to increase as the Company continues to develop new restaurant properties.

General and administrative costs increased in total dollar amount and decreased when expressed as a percentage of sales in the current three and ten periods. Management does not consider the increase in absolute amount to be material. The decrease when expressed as a percentage of sales is due to the aforementioned increase in sales.

Interest costs decreased in the current three and ten periods when compared to the comparable period of the prior year. The decrease is attributable to the decrease in total borrowings outstanding from the prior year. Interest costs are expected to be higher in future periods as a result of the additional borrowings relating to the Haru acquisition.

The Company's effective income tax rate increased in the ten periods to 35.1% from 33.6 % in the prior year's ten periods. The increase reflects increased state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not require significant amounts of inventory or receivables, and, as is typical of many restaurant companies, the Company does not have to provide financing for such assets and operates with a working capital deficit. Cash flow provided from operations has been sufficient to meet the Company's financial obligations as they come due. Cash required to provide for expansion either through acquisition or new store development has been met by borrowings on the Company's existing line of credit or its master lease facility. The Company requires capital principally for the construction and development of new restaurants, acquisitions of other restaurant businesses, and the refurbishment of existing restaurant units.

Operating Activities

Net cash provided by operating activities increased in the current ten periods by $1,721 over the prior year equivalent periods. The increase is mostly attributable to an increase in net income.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Investing Activities

During the current year, the Company purchased 80% of Haru Holding Corp. for a cash purchase price of $8.2 million. The acquisition was financed largely from a draw-down on a line of credit.

Expenditures for property and equipment increased in the current ten periods when compared to the equivalent periods in the prior year as a result of new restaurants under development.

Four of the new restaurants will operate as traditional Benihana restaurants in Monterey and Santa Monica, California; Westbury, New York and Wheeling, Illinois. Two new restaurants will be operated under the Company's Sushi Doraku by Benihana concept in Miami Beach, Florida and Chicago, Illinois and are scheduled to open in the spring of 2000. A new restaurant under the newly acquired Haru concept is currently under construction in New York, New York. The total estimated costs to construct these restaurants is $12,000,000, of which $4,000,000 is to be financed under a master lease facility. The remaining costs to develop these new restaurant units is expected to be financed from operating cash flow.

Financing Activities

In December 1997, the Company entered into a Credit Agreement with First Union National Bank consisting of a $12,000,000 term loan and a $15,000,000 revolving line of credit. Interest under the Credit Agreement accrues at the Company's option at either prime rate plus a margin up to 1.0% or at LIBOR plus a margin up to 2.25%. The applicable interest rate margin varies with the Company's leverage ratio (defined as EBITDA divided by funded indebtedness). Principal of the term loan is payable at a rate of $250,000 per quarter through March 31, 2000; $500,000 per quarter beginning June 30,2000 through March 31, 2002; and $750,000 per quarter beginning June 30, 2002 through March 31, 2004. The revolving line of credit is payable in 2004. The Credit Agreement restricts the company from making dividend payments and purchases of the Company's common equity and limits the amount of annual capital expenditures. Furthermore, the Credit Agreement also requires the Company to achieve certain ratios of operating cash flow to debt and other financial benchmarks.

As of January 2, 2000, the Company had available $8,500,000 under the revolving line of credit facility. Management believes that the amount available under the revolving facility, together with amounts available under the master lease facility described below as well as internally generated funds from operations provide sufficient cash resources for anticipated capital improvements as well as construction of new restaurants.

In September 1999, the Company entered into a master lease pursuant to an agreement with its principal bank lender, First Union National Bank, for the purpose of financing property and construction of new restaurants. Under the agreement, a grantor trust purchases properties selected by the Company, finances all of the construction costs pursuant to a First Union lead facility which provides $25,000,000 in available financing and leases the properties to the Company upon their completion. The initial term of the master lease is for five years. The Company will account for the lease as an operating lease. Upon maturity, if the lease is not renewed, the Company retains the option to purchase all of the properties owned by the trust for a purchase price equal to the outstanding financing including certain equity contributions made by the lender. The Company must also maintain compliance with financial covenants similar to its credit facilities. As of January 2, 2000, $330,000 has been drawn down to pay for transaction costs relating to the master lease.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. A discussion of the Company's accounting policy for derivative financial instruments is included in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10K filed with the Securities and Exchange Commission.

The Company's net exposure to interest rate risk consists of floating rate borrowings that are benchmarked to US and European short-term interest rates. The Company may from time-to-time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes and the Company has a policy to that effect. At January 2, 2000, the Company had a financial derivative with a notional amount of $4,820,033 against floating rate debt of $16,750,000. A one percentage point interest charge on the outstanding balance of the variable rate debt as of January 2, 2000 would not be material.

The Company purchases certain commodities such as beef, chicken and seafood. These commodities are purchased based upon market prices established with vendors. The Company does not use financial instruments to hedge commodity prices because cost aberrations have historically been short term in nature.

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

                                      Benihana Inc.
                                      (Registrant)




Date      February 14, 2000           /s/ Joel A. Schwartz
      ------------------------        -----------------------------
                                      Joel A. Schwartz
                                      President



                                      /S/ Michael R. Burris
                                      -----------------------------
                                      Michael R. Burris
                                      Chief Financial Officer