Form 10-Q/A
period 2000-01-02
BENIHANA INC
filed 2000-02-18
CIK 935226

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


           8685 Northwest 53rd Terrace, Miami, Florida 33166
          --------------------------------------------------
          (Address of principal executive offices) (Zip Code)

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

                                                      Three Periods Ended              Ten Periods Ended
                                                   -----------------------------    --------------------------
                                                   January 2,      January 3,       January 2,     January 3,
                                                      2000            1999             2000           1999
                                                   ----------      ----------       ----------     ----------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of restaurant food and
beverage sales                                     26.8%           26.0%            27.0%          26.4%
Restaurant expenses                                57.3%           58.2%            58.7%          60.8%
Store opening costs                                  .4%            0.0%              .2%           0.0%
General and administrative
expenses                                            4.9%            5.1%             4.9%           5.1%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of restaurant food and
beverage sales                                     $1,320          $  858           $3,879         $ 4,482
Restaurant expenses                                $2,125          $2,376           $5,499         $10,655
Store opening costs                                $  114                           $  184
General and administrative expenses                $  139          $   29           $  389         $   617

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of restaurant food and
beverage sales                                      18.3%           13.5%            16.6%           23.8%
Restaurant expenses                                 13.2%           10.2%            10.6%           24.7%
Store opening costs                               3800.0%                          6133.3%
General and administrative expenses                  9.3%             .2%             8.6%           15.7%

                               SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Benihana Inc.
                                       (Registrant)




Date      February 18, 2000            /s/ Joel A. Schwartz
      ------------------------         --------------------------------
                                       Joel A. Schwartz
                                       President




                                       /s/ Michael R. Burris
                                       --------------------------------
                                       Michael R. Burris
                                       Chief Financial Officer