Form 10-K
period 2000-03-26
BENIHANA INC
filed 2000-06-22
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended March 26, 2000

                                      or,

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                          Commission File No. 0-26396

                                  Benihana Inc.
                       ------------------------------------
              (Exact name of registrant as specified in its charter)

                   Delaware                        65-0538630
                  ----------                   -------------------
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)        Identification No.)

             8685 Northwest 53rd Terrace, Miami, Florida      33166
            (Address of principal executive offices)        (Zip Code)

      (Registrant's telephone number, including area code): (305) 593-0770
                                                            --------------

         Securities registered pursuant to Section 12(b) of the Act:

                                None

          Securities registered pursuant to Section 12(g)of the Act:

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

                                   Yes  X      No
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 9, 2000, 3,576,616 shares of Common Stock and 2,586,868 shares of Class A Common Stock were outstanding, and the aggregate market value of the common equity of Benihana Inc. held by non-affiliates was approximately $44,754,076.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended March 26, 2000 are incorporated by reference in Parts I and II.

Portions of the Registrant's Proxy Statement for the Annual Meeting to be held August 3, 2000 are incorporated by reference in Part III.





Item 1.  General

Benihana Inc.("the Company"), the leading operator of Japanese teppanyaki-style restaurants in the United States, currently owns and operates 53 teppanyaki and sushi restaurants and franchises thirteen others. The Company has achieved 31 consecutive quarters of comparable quarter sales growth and customer count increases. Management attributes this success to (i) a well-established brand identity supported by consistent marketing and promotional activities since the opening of the first Benihana restaurant in 1964, (ii) growing consumer demand for a dining experience that features a theme or entertainment component, (iii) the Company's continued emphasis on quality and customer satisfaction, (iv) Benihana's experienced management team, and (v) a healthy economy over the past several years.

The Company owns the exclusive rights to develop, operate or license Benihana and Benihana Grill restaurants in the United States (subject to certain rights granted to Benihana of Tokyo, Inc. ("BOT"), the corporate founder of the chain and a principal shareholder, with respect to the State of Hawaii), Central and South America and the Caribbean Islands. The Company also owns the exclusive rights to develop, operate or license Sushi Doraku and Haru restaurants worldwide.

A description of the Company-owned and licensed restaurants is set forth below under "Properties".

Sales by the Company's owned restaurants were approximately $136,389,000 for the fiscal year ended March 26, 2000, as compared to approximately $118,351,000 for the prior fiscal year.

The Company is engaged in one business segment and operates with three Japanese theme concepts; Benihana, Sushi Doraku by Benihana and Haru.

Recent Developments

During fiscal 2000, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). Haru operates successful high quality sushi restaurants. Haru currently owns and operates two sushi restaurants in New York City. Additionally, as part of the acquisition, the Company acquired the rights to a lease for a third Haru restaurant under construction in the Times Square area of Manhattan.

The Benihana Concept

The Company's Benihana concept offers casual upscale dining in a distinctive Japanese atmosphere enhanced by the unique entertainment provided by the Company's highly-skilled Benihana chefs who prepare fresh steak, chicken and seafood in traditional Japanese style at the customer's table. Most of the Company's Benihana restaurants are open for both lunch and dinner. The restaurants have a limited menu offering a full course meal consisting of an appetizer, soup, salad, tea, rice, a vegetable and an entree of steak, seafood, chicken or any combination of them. Specific menu items may be different in the various restaurants depending upon the local geographic market. The servings are all portion controlled to provide consistency in quantities served to each customer. Alcoholic beverages, including specialty mixed drinks, wines, beers and soft drinks, are available. The average check size per person was $22.80 in fiscal 2000. During fiscal 2000, beverage sales in both the lounges and dining rooms accounted for approximately 17% of total restaurant sales. Sushi is offered at all of the Company's traditional restaurants at either separate sushi bars or at the teppanyaki grills.

An entire teppanyaki table generally seats eight customers. The chef is assisted in the service of the meal by the waitress or waiter who takes beverage and food orders. An entire dinnertime meal takes approximately one hour and thirty minutes.

Of the 50 owned Benihana restaurants, 33 are located in freestanding, special use restaurant buildings, six in shopping centers, and 11 in office or hotel building complexes. The freestanding restaurants were built to the Company's specifications as to size, style and interior and exterior decor. The other locations were adapted to the Benihana interior decor. The free-standing, traditional Benihana restaurant units, which are generally one story buildings, average approximately 8,000 square feet and are constructed on a lot of approximately 1.25 to 1.50 acres. The shopping center, office building and hotel-based Benihana restaurants are of similar size, but differ somewhat in appearance from location to location in order to conform to the existing buildings. A typical Benihana restaurant has 18 teppanyaki tables. The Benihana restaurants seat from 86 to 178 customers in the dining rooms and 8 to 120 customers in the bar lounge areas. See "Properties."

The Company anticipates that it will open three new Benihana restaurants in fiscal 2001.

The Sushi Doraku Concept

The Company's Sushi Doraku concept offers sushi "kaiten" style. At a kaiten bar, customers select their favorite sushi items from a continuously revolving conveyor system. The average check size per person was $11.42 in fiscal 2000. The first Sushi Doraku is located in an entertainment complex. The Company anticipates that two other Sushi Doraku's will open in the summer of fiscal 2001.

The Haru Concept

The Company's Haru concept offers sushi in an upscale setting. Haru offers in-house dining as well as delivery and takeout. Delivery and takeout account for approximately 45% of the total sales. The average check size per person was $25.78 in fiscal 2000. The Company anticipates that two additional Haru restaurants will open in fiscal 2001 in New York, New York.

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

The chefs are trained in the teppanyaki or sushi style of cooking and customer service in training programs lasting from eight to twelve weeks. A portion of the training is spent working in a restaurant under the direct supervision of an experienced head chef. The program includes lectures on the Company's method of restaurant operations and training in both tableside and kitchen food preparation as applied in its restaurants. Manager training is similar except that the manager trainee is given in-depth exposure to each position in the restaurant. Other categories of employees are trained by the manager and assistant manager at the restaurant itself. Ongoing continuing education programs and seminars are provided to restaurant managers and chefs to improve restaurant quality and implement changes in operating policy or menu items.

Marketing

The Company utilizes television, radio, billboard and print media to promote its restaurants, strengthen its brand identity and maintain high name recognition. The advertising programs are tailored to each local market and to print media focused on the business traveler. The advertising program is designed to emphasize the inherently fresh aspects of a Benihana meal and the entertainment value of the food preparation at the table. In fiscal year 2000, the Company expended $5.5 million on advertising and other marketing, approximately 4.0% of net sales. The entertainment value of the Benihana method of food preparation and service is emphasized to distinguish Benihana from other restaurant concepts.

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

The current standard franchise agreement provides for payment to the Company of a non-refundable franchise fee of $30,000 to $50,000 per restaurant and royalties of 3% to 6% of sales. In fiscal year 2000 revenues from franchising were $1,088,000.

The Company presently franchises Benihana restaurants in Anchorage, Alaska; Austin, Texas; Las Vegas, Nevada; Reno, Nevada; Beverly Hills, California; Seattle, Washington; Key West, Florida; Harrisburg, Pennsylvania;
Bogota, Colombia; Little Rock, Arkansas; Lima, Peru and Aruba. The Company has signed a development agreement for Venezuela, but no restaurants have opened under the development agreement. To comply with the terms of these franchises entered into by the Company in the United States, the Company is prohibited from opening additional restaurants within certain areas in which the Company's existing franchises have the exclusive right to open additional restaurants and operate their existing Benihana restaurants. In general, such franchise agreements currently provide for an initial payment to Benihana with respect to each new restaurant opened by a franchisee and continuing royalty payments to the Company based upon a percentage of a franchisee's gross sales from each such restaurant throughout the term of the franchise.

The Company anticipates that five new franchised Benihana restaurants will open in fiscal 2001 in San Antonio, in Milwaukee, in Edison, New Jersey and two in Caracas, Venezuela.

Trade Names and Service Marks

Benihana is Japanese for "red flower". In the United States, the "Benihana" and "Benihana of Tokyo" names and "flower" logo, which management believes to be of material importance to the Company's business, are owned by the Company and are registered in the United States Patent and Trademark Office and certain foreign countries. The Company also owns registered trademarks of Samurai, Kyoto brands and the "Sushi Doraku by Benihana" concept. Additionally, the Company has filed an application to register the Haru trademark.

Benihana of Tokyo, Inc. ("BOT"), a privately held company and originator of the Benihana concept, continues to own the rights to the Benihana name and trademarks outside of the United States, Central and South America and the Caribbean Islands. BOT is a principal shareholder of the Company. The Company has no financial interest in any restaurant operated by BOT.

Employees

At March 26, 2000, the Company employed 2,895 persons of which, 2,835 were restaurant employees and 60 were corporate personnel. Most employees, except restaurant management and corporate management personnel, are paid on an hourly basis. The Company also employs some restaurant personnel on a part-time basis to provide the services necessary during the peak periods of restaurant operations. The Company believes its relationship with its employees is good.

Competition

The casual dining segment of the restaurant industry is expected to remain intensely competitive with respect to price, service, location, and the type and quality of food. Each of the Company's restaurants competes directly or indirectly with locally owned restaurants as well as regional and national chains, and several of the Company's significant competitors are larger or more diversified and have substantially greater resources than the Company.
It is also anticipated that growth in the industry will result in continuing competition for available restaurant sites as well as continued competition in attracting and retaining qualified management-level operating personnel. The Company believes that its competitive position is enhanced by offering quality food selections at an appropriate price with the unique entertainment provided by its chefs in an attractive, relaxed atmosphere.

Government Regulation

Each of the Company's restaurants is subject to licensing and regulation by the health, sanitation, safety standards, fire department and the alcoholic beverage control authorities in the state or municipality where it is located. Difficulties or failure in obtaining the required licensing or requisite approvals could result in delays or cancellations in the opening of new restaurants; termination of the liquor license for any Benihana restaurant would adversely affect the revenues for the restaurant. While the Company to date has not experienced any material difficulties in obtaining and maintaining necessary governmental approvals, the failure to obtain or retain,or a delay in obtaining food and liquor licenses or any other governmental approvals could have a material adverse effect on the Company's operating results. Federal and state environmental regulations have not had a material effect on the Company's operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of new restaurants.

The Company is also subject to federal and state regulations regarding franchise offering and sales. Such laws impose registration and disclosure requirements on franchisers in the offer and sale of franchises, or impose substantive standards on the relationship between franchisee and franchiser.

The Americans with Disabilities Act (the "ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The ADA, which mandates accessibility standards for individuals with physical disabilities, increases the cost of construction of new restaurants and of remodeling older restaurants.

The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions. A significant portion of the Company's food service personnel are paid at rates related to federal or state minimum wage rates, and accordingly, increases in any such minimum wage will increase the Company's labor costs.

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

Properties

Of the 53 restaurants operated by the Company, 47 are leased pursuant to leases, which require either a specific monthly rental, or a minimum rent and additional rent based upon a percentage of gross sales. In addition there are two Sushi Doraku by Benihana restaurants under construction in Chicago, Illinois and Miami Beach, Florida; three Benihana restaurants under construction in Santa Monica and Monterey, California and Wheeling, Illinois and two Haru restaurants under construction in New York City, New York. Generally, these leases are "triple net" leases which pass increases in property operating expenses, such as real estate taxes and utilities, through to the Company as tenant. Expiration dates of these leases, including renewal options, range from December 2000 to March 2027.

The following table sets forth the location of the restaurants owned by the
Company:

 Benihana, Sushi        Approx.            Approximate Seating
                                       -----------------------------
Doraku by Benihana     Sq.Ft.of      Dining            Sushi       Date
 or Haru Location      Building       Room    Lounge    Bar        Opened
----------------------- --------      ----    ------   ------      --------
CALIFORNIA:

   Benihana
   2100 E. Ball Road
   Anaheim  (1)             8,710      160      67      36      March, 1980

   Benihana
   1496 Old Bayshore Hwy.
   Burlingame  (2)          8,740      160      99      27      February, 1978

   Benihana
   17877 Gale Avenue
   City of Industry  (1)    8,000      144      50      30      November, 1988

   Benihana
   1989 Diamond Blvd.
   Concord  (1)             8,250      144      84      18      February, 1980

   Benihana
   2074 Vallco Fashion Pk.
   Cupertino  (1)           7,937      144      45       8      July, 1980

   Benihana
   16226 Ventura Blvd.
   Encino  (2)              7,790      152      64      -0-     October, 1970

   Benihana
   14160 Panay Way
   Marina Del Rey  (1)      4,840       96      66       6       March, 1972

   Benihana
   136 Olivier Street
   Monterey  (2)            4,856     -0-      -0-     -0-  under construction

   Benihana
   4250 Birch Street
   Newport Beach  (2)       8,275     144       72      26      March, 1978

   Benihana
   3760 E. Inland Empire Blvd.
   Ontario (1)              7,433     144        8      20      December, 1998

   Benihana
   5489F Sunrise Blvd.
   Citrus Heights
   (Sacramento)  (1)        3,798      88        8       5      October, 1995

   Benihana
   477 Camino Del Rio So.
   San Diego  (1)           7,981     144       68      23      May, 1977

   Benihana
   1737 Post Street
   San Francisco  (1)       7,990     140       45      -0-     December, 1980


(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)    Lease provides for fixed rent.

 Benihana, Sushi         Approx.      Approximate Seating
                                   -----------------------------
Doraku by Benihana       Sq.Ft.of    Dining           Sushi        Date
 or Haru Location        Building     Room   Lounge    Bar        Opened
----------------------   --------     ----   ------   ------     --------

   Benihana
   1447 4th Street
   Santa Monica  (1)        7,500      -0-     -0-     -0-  under construction

   Benihana
   21327 Hawthorne Blvd.
   Torrance  (1)            7,430      128      63      28      May, 1980

COLORADO:
   Benihana
   3295 S. Tamarac Dr.
   Denver  (1)              7,572      128      82      10      February, 1977

DISTRICT OF COLUMBIA:

   Benihana
   3222 M Street, NW
   Washington  (2)          7,761      136       4      24      May, 1982

FLORIDA:

   Sushi Doraku
   300 S.W. 1st Avenue
   Ft. Lauderdale  (1)      3,700      N/A      N/A     103     June, 1998

   Benihana
   276 E. Commercial Blvd.
   Ft. Lauderdale           8,965      160       70      -0-    June, 1970

   Benihana
   8727 South Dixie Hwy.
   Miami  (2)               8,700      122       66      15     March, 1989
   (Kendall)

   Samurai
   8717 S.W. 136th St.
   Miami  (1)               8,162      176       42      -0-   October, 1981

   Benihana
   1665 N.E. 79th St.
   Miami Beach              8,938      178       86       42   September, 1973

   Benihana
   1751 Hotel Plaza Blvd.
   Lake Buena Vista (2)     8,145      128       85        7   October, 1988
   (Orlando)

   Sushi Doraku
   1100 Lincoln Road
   Miami Beach  (1)         3,900      -0-      -0-     -0- under construction

   Benihana
   3602 S.E. Ocean Blvd.
   Stuart                   8,485      160      69      57     February, 1977


(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)    Lease provides for fixed rent.

 Benihana, Sushi           Approx.     Approximate Seating
                                   -----------------------------
Doraku by Benihana        Sq.Ft.of   Dining            Sushi      Date
  or Haru Location        Building   Room     Lounge    Bar      Opened
-----------------------   --------   ----     ------   ------    --------
GEORGIA:

   Benihana
   2143 Peachtree Rd., NE
   Atlanta [I]  (2)         8,244     136       65       16      May, 1974

   Benihana
   229 Peachtree St. NE
   Atlanta [II]  (1)        6,372     115       34       11      April, 1981

ILLINOIS:

   Sushi Doraku
   166 East Superior St.
   Chicago  (1)             7,288     144        9       45      April, 1968

   Benihana
   1139 N. State St.
   Chicago                  4,500     -0-      -0-     -0-  under construction

   Benihana
   747 E. Butterfield Rd.
   Lombard                  9,200     168       51     -0-       April, 1985

   Benihana
   1200 E. Higgins Road
   Schaumburg               8,388     160       48     -0-       July, 1992

   Benihana
   150 N. Milwaukee Ave.
   Wheeling  (2)            8,500     -0-      -0-     -0-  under construction

INDIANA:

   Benihana
   8830 Keystone Crossing Rd.
   Indianapolis  (1)        8,460    144       93      -0-     February, 1979

KENTUCKY:

   Benihana
   1510 Lake Shore Court
   Louisville  (1)          7,572    128       88      -0-     July, 1978

MARYLAND:

   Benihana
   7315 Wisconsin Ave.
   Bethesda  (1)            6,047    128       47       11     October, 1974

MICHIGAN:

   Benihana
   18601 Hubbard Dr.
   Dearborn  (1)            7,500    136       40       46     March, 1977


(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)    Lease provides for fixed rent.

 Benihana, Sushi           Approx.     Approximate Seating
                                    ----------------------------
Doraku by Benihana         Sq.Ft.of   Dining           Sushi      Date
 or Haru Location          Building   Room    Lounge    Bar      Opened
-----------------------    ---------  ----    ------   ------   --------

   Benihana
   21150 Haggerty Rd.
   Northville  (2)            8,000    153      20       11     May, 1989
   (Farmington Hills)

   Benihana
   1985 W. Big Beaver Rd.
   Troy  (1)                  8,600    128       46      57    February, 1996

MINNESOTA:

   Benihana
   850 Louisiana Ave. So.
   Golden Valley             10,400    192       45      -0-   September, 1980

NEW JERSEY:

   Benihana
   840 Morris Turnpike
   Short Hills  (2)          11,500    144       56       56    October 1976

   Benihana
   5255 Marlton Pike
   Pennsauken  (1)            7,000    136       93       10    February, 1978
   (Cherry Hill)

NEW YORK:

   Benihana
   120 East 56th St.
   New York  (2)              3,859     86       24       -0-    May, 1966

   Benihana
   47 West 56th St.
   New York  (1)              7,340    112       59       -0-    June, 1973

   Benihana
   2105 Northern Blvd.
   Munsey Park  (1)           8,252    144       88       75    December, 1978
   (Manhasset)

   Haru
   1501 Broadway
   New York  (2)              4,000    -0-      -0-     -0- under construction

   Haru
   1327 Third Ave.
   New York  (2)              4,000    -0-      -0-     -0- under construction

   Haru
   1329 Third Ave.
   New York  (2)              4,000    -0-      -0-      -0-   December, 1999


(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)    Lease provides for fixed rent.

 Benihana, Sushi           Approx.     Approximate Seating
                                    ----------------------------
Doraku by Benihana         Sq.Ft.of  Dining              Sushi     Date
 or Haru Location          Building   Room     Lounge     Bar      Opened
---------------------      --------   ----     ------   ------    --------

   Haru
   433 Amsterdam Ave.
   New York  (2)             4,000     -0-       -0-      -0-   December, 1999

OHIO:

   Benihana
   50 Tri-County Parkway
   Cincinnati  (1)           7,669     144        91       -0-   June, 1978

   Benihana
   126 East 6th St.
   Cincinnati  (1)           5,800     112        30       -0-   August, 1979

   Benihana
   23611 Chagrin Blvd.
   Beachwood  (1)           10,393     188        85       -0-    May, 1973
   (Cleveland)

OREGON:

   Benihana
   9205 S.W. Cascade Ave.
   Beaverton  (1)           6,077      112        54        34    August, 1986

PENNSYLVANIA:

   Benihana
   2100 Greentree Rd.
   Pittsburgh  (1)          8,000      150        84       -0-    May, 1971

TENNESSEE:

   Benihana
   912 Ridgelake Blvd.
   Memphis   (1)            8,680      144        78       11    October, 1979

TEXAS:

   Benihana
   7775 Banner Dr.
   Dallas   (2)             8,007      160       115      -0-    January, 1976

   Benihana
   3848 Oak Lawn Ave.
   Dallas  (1)
   (Turtle Creek)           3,998       96        0        10    June, 1997

   Benihana
   1318 Louisiana St.
   Houston [I]  (2)         6,938       128       60       12    May, 1975


(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)    Lease provides for fixed rent.

Benihana, Sushi           Approx.     Approximate Seating
                                   ----------------------------
Doraku by Benihana        Sq.Ft.of   Dining            Sushi      Date
 or Haru Location         Building    Room    Lounge    Bar       Opened
-----------------------   --------    ----    ------   ------    --------

Benihana
   9707 Westheimer Rd.
   Houston [II]   (1)       7,669      144      120      10     November, 1977

   Benihana
   2579 Town Center Blvd.
   Sugar Land  (1)          3,800       96        0       17    July, 1997

UTAH:

   Benihana
   165 S.W. Temple, Bldg. 1
   Salt Lake City  (1)      7,530       120      72       10     April, 1977


(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)    Lease provides for fixed rent.

The Company leases approximately 10,100 square feet of space for its general administrative offices in Miami, Florida at an annual rental of $186,000 and 8,000 square feet for a warehouse in Miami, Florida at an annual rental of $26,000. The leases expire May 31, 2009 and October 31, 2000, respectively.

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

                             PART II


Item 5.  Market for the Company's Common Stock and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to Page 28 of the Company's 2000 Annual Report to Shareholders.

Item 6.  Selected Consolidated Financial Data

The information required by this Item is incorporated herein by reference to Page 6 of the Company's 2000 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated herein by reference to Pages 7 through 11 of the Company's 2000 Annual Report to Shareholders.

Item 7.A.  Quantitative and Qualitative Disclosures About Market Risks

The information required by this item is incorporated herein by reference to Page 11 of the Company's 2000 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference to Pages 12 through 27 of the Company's 2000 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                 PART III


Item 10.  Directors and Executive Officers of the Company

Directors. The information appearing under the caption "Election of Directors" on Pages 2 through 4 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 3, 2000 (the "Proxy Statement") is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions

The information appearing under the captions "Certain Relationships and Related Transactions" commencing on Page 16 of the Proxy Statement is incorporated herein by reference.


                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.   Financial Statements:

              The following consolidated financial statements of the Company and its subsidiaries, which are set forth on Pages 12 through 27 of the Company's 2000 Annual Report to Shareholders included herein as Exhibit 13, are incorporated herein by reference as part of this report.

              Consolidated Balance Sheets as of March 26, 2000 and March 28,
              1999.

              Consolidated Statements of Income for the years ended March 26, 2000, March 28, 1999 and March 29, 1998.

              Consolidated Statements of Stockholders' Equity for the years ended March 26, 2000, March 28, 1999 and March 29, 1998.

              Consolidated Statements of Cash Flows for the years ended March 26, 2000, March 28, 1999 and March 29, 1998.

              Notes to Consolidated Financial Statements.

              Report of Independent Accountants.

         2.   Financial Statement Schedules:

              None

         3.   Exhibits:

              2.01 Amended and Restated Agreement and Plan of Reorganization dated as of December 29, 1994 and amended as of March 17, 1995 among BNC, BOT, the Company and BNC Merger Corp. Incorporated by reference to Exhibit 2.01 to the Company's Registration Statement on Form S-4, Registration No. 33-88295, made effective March 23, 1995 (the "S-4").

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

              10.01 License Agreement, dated as of May 15, 1995 between BNC and BOT Inc. Incorporated by reference to
                           Exhibit 10.01 to the S-4.

              10.02 Employment Agreement dated May 15, 1995 between Rocky H. Aoki and the Company. Incorporated by reference to Exhibit 10.03 to the S-4.

              10.03 Employment Agreement dated May 15, 1995 between Joel A. Schwartz and the Company. Incorporated by reference to Exhibit 10.04 to the S-4.

              10.04        BNC's 1985 Employee's Stock Option Plan.
                           Incorporated by reference to Appendix II to BNC Proxy Statement for its Annual Meeting of Stockholders held on December 11, 1985. Incorporated by reference to Exhibit 10.06 to the S-4.

              10.05 1994 Employees' Stock Option Plan Incorporated by reference to Exhibit 10.07 to the S-4.

              10.06 Directors' Stock Option Plan. Incorporated by reference to Exhibit 10.08 to the S-4.

              10.07 Employment Agreement dated April 1, 1995 between Taka Yoshimoto and BNC. Incorporated by reference to Exhibit 10.09 to the S-4.

              10.08 Employment Agreement dated January 1, 1995 between Michael R. Burris and the Company. Incorporated by reference to Exhibit 10.10 to the S-4.

              10.09 Credit Agreement, dated December 1, 1997, among Benihana Inc., its Subsidiaries named as guarantors and First Union National Bank, as Agent for the Lenders.

              10.10 Benihana Administrative Incentive Compensation Plan. Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

              10.11 1996 Class A Stock Option Plan. Incorporated by reference to Exhibit A to Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held on July 19, 1996.

              10.12 Amendment dated December 11, 1997 to Employment Agreement dated May 15, 1995 between Rocky H. Aoki and the Company. Incorporated by reference to
                           Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

              10.13 Amendment dated May 18, 1998 to Employment Agreement dated May 15, 1995 and amended December 11, 1997 between Rocky H. Aoki and the Company. Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

              10.14 Amendment dated December 11, 1997 to Employment Agreement dated May 15, 1995 between Joel A. Schwartz and the Company. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

              10.15 Amendment dated December 11, 1997 to Employment Agreement dated April 1, 1995 between Taka Yoshimoto and Benihana Inc. Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

              10.16 Amendment dated December 11, 1997 to Employment Agreement dated January 1, 1995 between Michael R. Burris and Benihana Inc. Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

              10.17        1997 Employees Class A Stock Option Plan.
                           Incorporated by reference to Exhibit A of Benihana Inc.'s Proxy Statement for its Annual Meeting of Stockholders held August 27, 1998.

              10.18        Amendments to the Directors' Stock Option Plan.
                           Incorporated by reference to Exhibit B of Benihana Inc.'s Proxy Statement for its Annual Meeting of Stockholders held August 5, 1999.

              10.19 Employment Agreement dated October 19, 1998 between Kevin Aoki and the Company.

              10.20 Amendment dated January 25, 2000 to Employment Agreement dated October 19, 1998 between Kevin Aoki and the Company.

              10.21        2000 Employees Class A Common Stock Option Plan.
                           Incorporated by reference to Exhibit A of Benihana Inc.'s Proxy Statement for its Annual Meeting of Stockholders to be held August 3, 2000.

              13.01 Portions of Annual Report to Stockholders for the year ended March 26, 2000.

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

Date:    June 15, 2000          BENIHANA INC.

By:       /s/ Joel A. Schwartz
         ---------------------------
         Joel A. Schwartz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the registrant and in the capacities indicated.

Signature                            Title                           Date

/s/ Joel A. Schwartz               President and                 June 15, 2000
--------------------------
Joel A. Schwartz                   Director (Principal
                                   Executive Officer)

/s/ Taka Yoshimoto                 Executive Vice President -    June 15, 2000
--------------------------
Taka Yoshimoto                     Restaurant Operations
                                   and Director

/s/ Michael R. Burris              Senior Vice President of      June 15, 2000
--------------------------
Michael R. Burris                  Finance and Treasurer -
                                   Chief Financial Officer
                                   (Principal Financial and
                                    Accounting Officer)

/s/ Kevin Aoki                      Vice President -             June 15, 2000
--------------------------
Kevin Aoki                          Marketing and Director


/s/ Juan C. Garcia                  Vice President-Controller    June 15, 2000
--------------------------
Juan C. Garcia

/s/ Darwin C. Dornbush              Secretary and Director       June 15, 2000
--------------------------
Darwin C. Dornbush


/s/ John E. Abdo                     Director                    June 15, 2000
--------------------------
John E. Abdo


/s/ Norman Becker                    Director                    June 15, 2000
--------------------------
Norman Becker


/s/ Robert B. Greenberg              Director                    June 15, 2000
--------------------------
Robert B. Greenberg

                                  Exhibit 10.19

                              EMPLOYMENT AGREEMENT


         AGREEMENT dated October 19, 1998, by and between Benihana Inc., a Delaware corporation (the "Company"), and Kevin Aoki (the "Employee").

                                    RECITAL:

         The Company is desirous of employing Employee and Employee is desirous of being employed by the Company on the terms and conditions hereinafter set forth.

         NOW, THEREFORE, in consideration of the mutual covenants herein contained, it is hereby agreed by and between the Company and Employee as follows:

         1. Engagement and Term. The Company hereby employs Employee and Employee hereby accepts such employment by the Company on the terms and conditions set forth herein, for a period commencing on November 1, 1998 (the "Effective Date"), and ending, unless sooner terminated in accordance with the provisions of Section 4 hereof, on October 31, 2001 (the "Employment Period").

         2. Scope of Duties. Employee shall be employed by the Company in an executive capacity as determined by the President and the Board of Directors of the Company, and will report directly to the President of the Company. In such capacity, the Employee shall have such authority, powers and duties delegated to his by the President and the Board of Directors of the Company. If elected or appointed, Employee shall also serve, without additional compensation, in one or more offices and, if and when elected, as a director of the Company or any subsidiary or affiliate of the Company, provided that his duties and responsibilities are not inconsistent with those pertaining to his position as an executive. Employee shall faithfully devote his full business time and efforts so as to advance the best interests of the Company. During the Employment Period, Employee shall not be engaged in any other business activity, whether or not such business activity is pursued for profit or other pecuniary advantage, unless same is only incidental and is in no way, directly or indirectly, competitive with, or opposed to the best interests of the Company.

3.       Compensation.
         -------------

                  3.1 Basic Compensation. In respect of services to be performed by the Employee during the Employment Period, the Company agrees to pay the Employee an annual salary of Eighty Thousand Dollars ($80,000.00)("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.

                  3.2 Discretionary Increases. The Employee shall also be entitled to such additional increments and bonuses as shall be determined from time to time by the Board of Directors of the Company.

                  3.3 Stock Options. The Employee will be eligible to receive stock options under the Company's stock option plans at the discretion of the Stock Option Committee of the Board of Directors of the Company in accordance with policies existing at the time of such grants.

                  3.4  Other Benefits.

                           (a) Employee shall be entitle to participate, at Company's expense, in the major medical health insurance plan, and all other health, insurance or other benefit plans applicable generally to executive officers of the Company.

                           (b) During the  Employment  Period,  Employee will
                  be entitled to paid vacations and holidays consistent with the Company's policy applicable to executives generally. All vacations shall be scheduled at the mutual convenience of the Company and the Employee.

                           (c) The Company will pay up to Two Thousand Dollars
                  ($2,000.00) to defray Employee's actual expenses of relocating his home from Hawaii to Miami, Florida, upon submission of vouchers or other evidence thereof in accordance with the company's usual policy of expense reimbursement.

4. Term of Employment. The provisions of Section 1 of this Agreement notwithstanding, the Company may terminate this Agreement and Employee's employment hereunder in the manner and for the causes hereinafter set forth, in which event the Company shall be under no further obligation to Employee other than as specifically provided herein

                           (a) If Employee is absent from work or otherwise
                  substantially unable to assume his normal duties for a period of sixty (60) successive days or an aggregate of ninety (90) business days during any consecutive twelve-month period during the Employment Period because of physical or mental disability, accident, illness, or any other cause other than vacation or approved leave of absence, the Company may thereupon, or anytime thereafter while such absence or disability still exists, terminate the employment of Employee hereunder upon ten (10) days written notice to Employee.

                           (b) In the event of the death of Employee, this
                  Agreement shall immediately terminate on the date thereof.

                           (c) If Employee  materially  breaches or violates
                  any material term of his employment hereunder, or commits any criminal act or an act of dishonesty or moral turpitude, in the reasonable judgment of the Company's Board of Directors, then the Company may, in addition to other rights and remedies available at law or equity, immediately terminate this Agreement upon written notice to Employee with the date of such notice being the termination date and such termination being deemed for "cause".

                           (d) In  the  event  Employee's  employment shall be
                  terminated by reason of the provisions of subparagraph (a) or (b) of this Section 4, then in such event, the Company shall pay to Employee, if living, or other person or persons as Employee may from time to time designate in writing as the beneficiary of such payment a sum, equal to the basic compensation in effect at the time which such death or disability occurred, such payment to continue for three months after such death or disability.

         5. Disclosure of Confidential Information and Covenant Not to Compete. Employee acknowledges that the Company possesses confidential information, know-how, customer lists, purchasing, merchandising and selling techniques and strategies, and other information used in its operations of which Employee will obtain knowledge, and that the Company will suffer serious and irreparable damage and harm if this confidential information were disclosed to any other party or if Employee used this information to compete against the Company. Accordingly, Employee hereby agrees that except as required by Employee's duties to the Company, Employee without the consent of the Company's Board of Directors, shall not at any time during or after the term of this contract disclose or use any secret or confidential information of the Company, including, without limitation, such business opportunities, customer lists, trade secrets, formulas, techniques and methods of which Employee shall become informed during his employment, whether learned by him as an Employee of the Company, as a member of its Board of Directors or otherwise, and whether or not developed by the Employee, unless such information shall be or become public knowledge other than as a result of the Employee" direct or indirect disclosure of the same.

          Employee further agrees that for a period of one year following the termination of Employee's employment, except as a result of the breach by the Company of any material term or condition hereof, Employee will not, directly or indirectly, alone or with others, individually or through or by a corporate or other business entity in which he may be interested as a partner, shareholder, joint venturer, officer or director or otherwise, engage in the United States in any "business which is competitive with that of the Company or any of its subsidiaries" as hereinafter defined within the "Territory" as hereinafter defined; provided, however, that the foregoing shall not be deemed to prevent the ownership by Employee of up to five percent of any class of securities of any corporation which is regularly traded
on  any  stock   exchange  or over-the-counter market. For the purpose of this
Agreement, a "business which is competitive with the business of the Company or any of its subsidiaries", shall include only the operation or franchise of restaurants selling Japanese, or other Asian food, or restaurants of a type then being operated by the Company, or any of its subsidiaries; and the term "Territory" is defined to mean the area within a five (5) mile radius of any restaurant then being operated by the Company or any of its subsidiaries.

         6. Reimbursement of Expenses. The Company shall further pay directly, or reimburse the Employee, for all other reasonable and necessary expenses and disbursements incurred by him for and on behalf of the Company in the performance of his duties during the Employment Period upon submission of vouchers or other evidence thereof in accordance with the Company's usual policies of expense reimbursement.

         7.       Miscellaneous Provisions.

                  7.1 Section headings are for convenience only and shall not be deemed to govern, limit, modify or supersede the provisions of this Agreement.

                  7.2 This Agreement is entered into in the State of Florida and shall be governed pursuant to the laws of the State of Florida. If any provision of this Agreement shall be held by a court of competent jurisdiction to be invalid, illegal or unenforceable, the remaining provisions hereof shall continue to be fully effective.

                  7.3 This Agreement contains the entire agreement of the parties regarding this subject matter. There are no contemporaneous oral agreements, and all prior understandings, agreements, negotiations and representations are merged herein.

                  7.4 This Agreement may be modified only by means of a writing signed by the party to be charged with such modification.

                  7.5 Notices or other communications required or permitted to be given hereunder shall be in writing and shall be deemed duly given upon receipt by the party to whom sent at the respective addresses set forth below or to such other address as any party shall hereafter designate to the other in writing delivered in accordance herewith:

                  If to the Company:

                           Benihana Inc.
                           8685 N.W. 53rd Terrace
                           Miami, Florida  33166-0120

                  If to Employee:

                           Kevin Aoki
                           232 East 63rd Street
                           New York, New York  10021

                  7.6 This Agreement shall inure to the benefit of, and shall be binding upon, the Company, its successors and assigns, including, without limitation, any entity that may acquire all or substantially all of the Company's assets and business or into which the Company may be consolidated or merged. This Agreement may not be assigned by Employee.

                  7.7 This Agreement may be executed in separate counterparts, each of which shall constitute the original hereof.

         IN WITNESS WHEREOF, the parties have set their hands as of the date first above written.


                                  BENIHANA INC.




                            By: /s/ Joel A. Schwartz
                               ----------------------------
                               Joel A. Schwartz, President



                                 /s/ Kevin Aoki
                                ----------------------------
                                 Kevin Aoki

                                  Exhibit 10.20

                     AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT


         Amendment No. 1 dated January 25, 2000 to Employment Agreement dated October 19, 1998 (the "Agreement") by and between Benihana Inc. and Kevin Aoki.

         Unless otherwise defined herein, capitalized terms shall have the respective meanings assigned to them in the Agreement.

         The parties agree that the Agreement shall be amended as follows:

         A. Section 1.1 of the Agreement is hereby amended to read in its entirety as follows:

                           1.1 Subject to the terms and provisions of this Agreement, the Company will continue to employ the Employee for an extended term continuing until October 31, 2002.

         B. Section 3.1 of the Agreement is hereby amended to read in its entirety as follows:

                           3.1 Basic Compensation.  In respect of services to
                  be performed by the Employee during the Employment Period, the Company agrees to pay the Employee an annual salary of One Hundred, Ten Thousand Dollars ($110,000.00) ("Basic Compensation"), payable, commencing January 1, 2000, in accordance with the Company's customary payroll practices for executive employees.

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


                                 BENIHANA INC.




                            By: /s/ Joel A. Schwartz
                               -----------------------------
                               Joel A. Schwartz, President



                                 /s/ Kevin Aoki
                                ----------------------------
                                 Kevin Aoki

                                  Exhibit 13.01

                             SELECTED FINANCIAL DATA


(In thousands, except per share information)

                                                 Years Ended
                           March 26,  March 28,  March 29, March 30, March 31,
                             2000       1999      1998       1997     1996
                             ----       ----      ----       ----     ----
CONSOLIDATED STATEMENT
OF OPERATIONS DATA:

Total revenues                $137,477   $119,149   $99,757   $85,204  $81,606
Cost of sales                   36,588     30,964    25,894    21,658   21,128
Restaurant operating expenses   78,827     70,387    58,352    51,199   48,636
Store opening costs                566         12       165        47       40
General and administrative
    expenses                     6,663      6,144     5,408     4,217    4,801
Interest expense, net            1,297      1,644     1,076       904    1,226
Minority interest                   81
Income before taxes             13,455      9,998     8,862     7,179    5,775
Net income                       8,733      6,518     5,940     4,947    4,410
Basic earnings
    per common share              1.41       1.06       .96       .81      .73
Diluted earnings
    per common share              1.32       1.02       .93       .77      .70

CONSOLIDATED BALANCE SHEET
DATA:

Total assets                    75,445    $60,868   $58,157   $40,562  $36,257
Long-term debt including
    current maturities          14,646     12,407    16,840     6,543    7,495
Stockholders' equity            43,545     34,699    28,223    22,754   17,326

OTHER FINANCIAL DATA:

EBITDA (1)                      19,100     15,529    12,938    10,510    9,157
Capital expenditures             9,643      7,212     5,079     2,818    2,156



(1) EBITDA, or earnings before interest, taxes on income and depreciation and amortization is a common measurement used by financial statement users to analyze performance. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and may not be comparable among different companies.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Condition and Results of Operations

Overview of Fiscal 2000

The Company finished fiscal 2000 with record revenues, net income, and earnings per share. Revenues totaled $137,477,000 in fiscal 2000 as compared to $119,149,000 in fiscal 1999 and $99,757,000 in fiscal 1998. Net income totaled $8,733,000 in fiscal 2000 as compared to $6,518,000 in fiscal 1999 and $5,940,000 in fiscal 1998. Diluted earnings per share for fiscal 2000 was $1.32 as compared to $1.02 in fiscal 1999 and $.93 per share in fiscal 1998.

During fiscal 2000, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). Haru operates successful high quality sushi restaurants. Haru currently owns and operates two sushi restaurants in New York City. Additionally, as part of the acquisition, the Company acquired the rights to a lease for a third Haru restaurant under construction in the Times Square area of Manhattan.

The Company continues to benefit from an overall strong economy and the growing popularity to the Company's concept and sushi products. Sushi is offered at all of the Company's traditional restaurants at either separate sushi bars or at the teppanyaki grills and is featured at the Company's Sushi Doraku and Haru restaurants.

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

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation, restaurant patronage and average check amounts. Expenses are dependent upon the costs of food commodities and of beverages sold, average wage rates, marketing costs and the costs of interest and administering restaurant operations.

Management's Outlook

The Company has benefited and continues to benefit from a healthy economy over the past several years and from changes in demographic trends, both of which leads to an increased frequency for people dining out. However, diners have more choices to spend their food dollars at a variety of restaurant concepts and at a growing number of additional restaurant locations opened by the Company's competitors. The competitive environment requires that the Company provide outstanding value to its customers. Management believes that an emphasis on its unique presentation and quality customer service will increase their return frequency and that the consumer will accept higher menu prices along with the enhanced dining experience.

The Company is accelerating its new store development and currently has signed leases for seven new restaurant locations. Three of these restaurants will operate as traditional Benihana restaurants, two will operate as Sushi Doraku restaurants (Benihana's kaiten sushi concept) and two restaurants will operate as Haru restaurants. New restaurant units typically have increased costs associated with pre-opening expenses such as employee relocation and training, advertising, and other costs. So while a new restaurant unit generally has lower operating results than restaurants with more established locations, it is the Company's experience that profitability generally improves over time and we believe that investment spending in additional restaurant units adds to long-term shareholder value. The Company also anticipates that five additional franchised units will open in fiscal 2001, in San Antonio, in Milwaukee, in Nashville and two in Caracas, Venezuela. However, because of factors discussed in the Forward-Looking Information section, there can be no assurances that anticipated growth in restaurant units or comparable same store sales will result.

Revenues

The amounts of revenues and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables (in thousands):
                                                 YEAR ENDED MARCH
                                           2000        1999        1998
                                           ----        ----        ----

Restaurant sales                         $136,389    $118,351     $99,062
Franchise fees and royalties                1,088         798         695
                                       ------------ ------------ ----------

Total Revenues                           $137,477    $119,149     $99,757
                                         ========    ========     =======

                                                      YEAR ENDED MARCH
                                                 2000       1999        1998
                                                 ----       ----        ----
Amount of change in total revenue from
    the previous year                           $18,328    $19,392    $14,553

Percentage change from the previous year           15.4%      19.4%      17.1%

Percentage growth in comparable restaurant sales   10.6%       7.8%       8.5%

Year ended March 26, 2000 compared to March 28, 1999 -- Restaurant sales increased $18,038,000 over fiscal 1999. The acquisition of Haru represented $2,599,000 of the increase. Increased revenues at restaurants opened longer than one year represented $12,385,000 of the sales increase.

Customer counts increased to 5,962,000 (12.8%) over the prior year. Customer counts increased by 54,000 from the acquisition and by 481,000 from increased traffic at restaurants opened longer than a year. The increasing popularity in the Company's concepts, along with the Haru acquisition resulted in the increased patronage. The average overall check amount increased 1.3% to $22.68 from $22.39.

The average dinner check amount was $25.47 in 2000 compared to $25.06 in 1999 and the average lunch check amount was $14.07 in 2000 compared to $13.71 in 1999.

Revenue from franchising activities increased $290,000 or 36.3% from the previous year as a result of the opening of two new franchised restaurants in Lima, Peru and Anchorage, Alaska and increased royalties as a result of increased sales by franchisees.

Year ended March 28, 1999 compared to March 29, 1998 -- Restaurant sales increased $19,289,000 during the year and franchise revenues exceeded fiscal 1998 by $103,000. The acquisition of Rudy's represented $9,911,000 of the increase. Increased revenues at Benihana restaurants opened longer than one year represented $6,971,000 of the sales increase. The Company's two new units, the traditional Benihana in Ontario, California and the Sushi Doraku by Benihana in Fort Lauderdale, contributed $1,618,000 to the increase.
The Benihana  Grill units had increased overall sales of $789,000.

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

                                                       YEAR ENDED MARCH
COST AS PERCENTAGE OF RESTAURANT SALES:          2000         1999       1998
                                                 ----         ----       ----
Cost of food and beverage sales                  26.8%        26.1%      26.1%
Restaurant operating expenses                    57.8%        59.5%      58.9%
Store opening costs                                .4%          .0%        .2%
General and administrative expenses               4.9%         5.2%       5.5%

AMOUNT OF CHANGE FROM PREVIOUS
YEAR (IN THOUSANDS):
Cost of restaurant food and beverage sales   $  5,624     $  5,070      $4,236
Restaurant operating expenses                $  8,440     $ 12,035      $7,153
Store opening costs                          $    554     $   (153)     $  118
General and administrative expenses          $    519     $    736      $1,191
Interest expense, net                        $   (347)    $    568      $  172

Percentages increase (decrease):
Cost of restaurant food and beverage sales       18.2%        19.6%      19.6%
Restaurant operating expenses                    12.0%        20.6%      14.0%
Store opening costs                           4,616.7%       (92.7%)    251.1%
General and administrative expenses               8.4%        13.6%      28.2%
Interest expense, net                           (21.1%)       52.8%      19.0%

Year ended March 26, 2000 compared to March 28, 1999 - The cost of food and beverage increased in total dollar amount and when expressed as a percentage of sales. The increase in cost of sales is a result of increases in customer counts and from higher commodity costs, principally beef costs in the current fiscal year.

Restaurant expenses increased in total amount, but decreased when expressed as a percentage of sales. The increase in absolute amount is a result of increased expenses from the two Haru restaurants. The decrease when expressed as a percentage of sales is due to the fixed nature of certain restaurant expenses coupled with the increase in sales.

Store opening costs increased by $554,000 in the current year and represent costs incurred for new restaurant properties under construction. These costs may increase as the Company continues to develop new restaurant properties.

General and administrative expenses increased in total dollar amount, but decreased when expressed as a percentage of sales. The increase is attributable to the amortization of goodwill from the Haru acquisition and from additional administrative expenses relating to the Haru operations. The decrease when expressed as a percentage of sales is due to the fixed nature of certain general and administrative expenses coupled with the increase in sales.

Interest expense, net, decreased by $347,000 compared to the preceding year. The decrease is attributable to a decrease in average outstanding debt from the prior year.

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

Income Taxes

The Company's effective tax rate increased to 35.1% in 2000 from 34.8% in 1999 and 33.0% in 1998. The increase from 1998 to 1999 reflects increased state income taxes.

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

                                               March 26, 2000   March 28, 1999
Cash provided by operating activities              $15,811           $12,726
Cash used in investing activities                  (18,109)           (7,230)
Cash provided by (used in) financing activities      1,779            (4,981)
                                                   --------          ---------
                                                   $  (519)          $   515
                                                  ==========         =========

Operating Activities

Net cash provided by operating activities increased in the current year by $3,084 over the prior year. The increase is mostly attributable to an increase in net income and increased depreciation and amortization.

Investing Activities

During the current year, the Company purchased 80% of Haru for a cash purchase price of $8.4 million. The acquisition was financed largely from a draw-down on the existing line of credit.

Expenditures for property and equipment increased in the current year when compared to the prior year as a result of new restaurants under development.

The Company is developing three new restaurants to operate as traditional Benihana restaurants in Monterey and Santa Monica, California and Wheeling, Illinois. Two additional new restaurants are currently under construction and will be operated under the Company's Sushi Doraku by Benihana concept in Miami Beach and Chicago, and are scheduled to open in the summer of 2000. Two new Haru restaurants are currently under construction in Manhattan. The total estimated remaining costs to construct these restaurants are $10,000,000, of which approximately $4,000,000 is to be financed under a master lease facility described below. The remaining costs to develop these new restaurant units are expected to be financed from operating cash flow.

Financing Activities

In December 1997, the Company negotiated a credit agreement with First Union National Bank consisting of a $12,000,000 term loan and a $15,000,000 revolving line of credit. Interest under the credit agreement accrues, at the Company's option, at either prime rate plus a margin up to 1.0% or at LIBOR plus an interest rate margin up to 2.25%. The applicable interest rate margin varies with the Company's leverage ratio (defined as EBITDA divided by funded indebtedness). The term loan principal is payable at a rat of 250,000 per quarter through March 31, 2000; $500,000 per quarter beginning June 30, 2000 through March 31, 2002; and $750,000 per quarter beginning June 30, 2002 through March 31, 2004. The revolving line of credit matures in 2004. The credit agreement restricts the Company from
making dividend payments and purchases of the  Company's   common   equity
and  limits  the amount  of  annual   capital expenditures.  Furthermore,
the credit agreement also requires the Company to achieve certain ratios of operating cash flow to debt and other financial benchmarks. As of March 26, 2000, the Company had available $11,000,000 under the revolving line of credit facility.

In September 1999, the Company entered into a $25,000,000 master lease pursuant to an agreement with its principal bank lender, First Union National Bank and two other banks, for the purpose of financing property and construction of new restaurants. Under the agreement, a grantor trust purchases properties selected by the Company, finances all of the construction costs and leases the facilities to the Company upon their completion. The initial term of the lease is for five years and the lease can be renewed upon approval by all parties to the transaction. The Company accounts for the lease as an operating lease. Upon maturity, the Company retains the option to purchase all of the properties owned by the trust. However, if the Company elects not to purchase the properties, the Company provides a residual guaranty for the leased facilities and is liable for the decline in market value of the leased facilities in an amount of less than 90% of the cost of the property at the inception of the lease inclusive of the present value of lease payments. The Company must also maintain compliance with financial covenants similar to its credit facilities. As of March 26, 2000, the Company had available $24,600,000 under the master lease facility.

Management believes that the amount available under the master lease agreement, along with the revolving facility, together with internally
generated funds from operations,   provide   sufficient  cash  resources
for anticipated capital improvements as well as construction of new restaurants.

Seasonality and Quarterly Results

The Company operates on a 52/53 week fiscal year; the first quarter consists of 16 weeks and the remaining three quarters consist of 12 weeks, except that the fourth quarter will have 13 weeks when the entire fiscal year consists of 53 weeks. Fiscal year 2001 will have 53 weeks.

Although the Company's business is not highly seasonal, the Company does enjoy greater than normal customer traffic on certain days of the year:
Mother's Day falls in the first quarter, Christmas Day and New Year's Eve fall in the third quarter and Valentine's Day falls in the fourth quarter.

Forward-Looking Information

This annual report contains various "forward-looking statements" which represent management's expectations or beliefs concerning future events, including unit growth, future capital expenditures, and other operating information. A number of factors could, either individually or in combination, cause actual results to differ materially from those
included  in  the forward-looking  statements, including,   without
limitation,   changes  in consumer  dining  preferences, fluctuation in
commodity prices, availability of qualified employees, changes in the general economy and industry cyclicality, changes in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, harsh weather conditions in areas in which the Company and its franchisees operate restaurants or plan to build new restaurants, acceptance of the Company's concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete new restaurant construction and obtain governmental permits on a reasonably timely basis and other factors.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. A discussion of the Company's accounting policy for derivative financial instruments is included in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

The Company's net exposure to interest rate risk consists of floating rate borrowings that are benchmarked to US and European short-term interest rates. The Company may from time-to-time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes and the Company has a policy to that effect. At March 26, 2000, the Company had a financial derivative with a notional amount of $4,598,000 against floating rate debt of $14,250,000. A one percentage point interest charge on the outstanding balance of the variable rate debt as of March 26, 2000 would not be material.

The Company purchases certain commodities such as beef, chicken and seafood. These commodities are purchased based upon market prices established with vendors. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help to control the ultimate cost paid and any cost aberrations have historically been short term in nature.

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

 (In thousands, except per share information)

Year ended                              March 26,      March 28,     March 29,
                                          2000           1999          1998


Revenues

Restaurant sales                        $136,389       $118,351       $99,062
Franchise fees and royalties               1,088            798           695

Total revenues                           137,477        119,149        99,757


Costs and Expenses

Cost of food and beverage sales           36,588         30,964        25,894
Restaurant operating expenses             78,827         70,387        58,352
Store opening costs                          566             12           165
General and administrative expenses        6,663          6,144         5,408
Interest expense, net                      1,297          1,644         1,076
Minority interest                             81

Total costs and expenses                  124,022       109,151        90,895


Income from operations before income taxes 13,455         9,998         8,862
Income tax provision                        4,722         3,480         2,922


Net Income                            $     8,733      $  6,518      $  5,940


Earnings Per Share

Basic earnings per common share       $      1.41      $   1.06      $    .96
Diluted earnings per common share     $      1.32      $   1.02      $    .93


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and per share information)

                                                        March 26,    March 28,
                                                          2000         1999
                                                         --------    --------
Assets
Current assets:
     Cash and cash equivalents                          $  1,165     $  1,684
     Receivables(net of allowance for
       doubtful accounts of $35 in 1999)                     481          269
     Inventories                                           3,613        3,106
     Prepaid expenses                                        765          635

Total current assets                                       6,024        5,694

Property and equipment, net                               43,564       37,128
Deferred income taxes, net                                 3,290        3,385
Goodwill, net                                             17,302       12,150
Other assets                                               5,265        2,511


                                                         $75,445      $60,868

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses               $14,552      $10,497
     Current maturity of bank debt                         1,750        1,000
     Current maturity of other long-term debt                251          735
     Current maturities of obligations
         under capital leases                                629          563

Total current liabilities                                 17,182       12,795

Long-term debt - bank                                     12,500       10,250
Long-term debt - other                                       145          422
Obligations under capital leases                           2,073        2,702

Stockholders' Equity:
Series A Redeemable Convertible Preferred stock
  - $1.00 par value; authorized - 5,000,000 shares;
  issued and outstanding - 700 shares in 2000 and 1999          1           1
Common stock - $.10 par value; convertible into Class
  A Common; authorized - 2,000,000 shares; issued and
  outstanding - 3,576,616 and 3,571,616 shares in 2000
  and 1999, respectively                                      358         357
Class A Common stock - $.10 par value; authorized -
  20,000,000 shares; issued and outstanding -
  2,580,202 and 2,563,443 shares in 2000 and 1999,
  respectively                                                258         256
 Additional paid-in capital                                14,756      14,604
 Retained earnings                                         28,288      19,597
 Treasury stock - 9,177 shares at cost                       (116)       (116)

Total stockholders' equity                                 43,545      34,699


                                                          $75,445     $60,868

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share information)



                                                           Class A  Additional                     Total
                                       Preferred  Common   Common   Paid-in   Retained  Treasury  Stockholders'
                                         Stock     Stock    Stock   Capital   Earnings   Stock    Equity
---------------------------------------------------------------------------------------------------------------
Balance, March 30, 1997                  $   2     $ 356    $ 252   $14,978   $ 7,282   $ (116)   $22,754
  Net income                                                                    5,940               5,940
  Dividend on preferred stock                                                     (93)                (93)
  Fair market value of warrant issued
   in connection with the acquisition
   of Rudy's                                                            563                           563
   Redemption of preferred stock            (1)                        (999)                       (1,000)
   Issuance of 14,913 shares of common
     stock under exercise of options                    1                58                            59
---------------------------------------------------------------------------------------------------------------

Balance, March 29, 1998                      1        357     252    14,600    13,129    (116)     28,223
     Net income                                                                 6,518               6,518
     Dividend on preferred stock                                                  (50)                (50)
     Conversion of 300 shares of preferred
        stock into 45,113 shares of Class A
        common stock                                            4       (4)
     Issuance of 500 shares of common stock
        under exercise of options                                        2                             2
     Issuance of 867 shares of Class A common
        stock under exercise of options                                  6                             6
---------------------------------------------------------------------------------------------------------------

Balance, March 28, 1999                       1        357    256   14,604     19,597    (116)    34,699
     Net income                                                                 8,733              8,733
     Dividend on preferred stock                                                  (42)               (42)
     Issuance of 5,000 shares of common stock
        under exercise of options                                       16                            16
     Issuance of 16,109 shares of Class A
        common stock under exercise of options                  2      136                           138
     Issuance of 650 shares of Class A common
        stock for incentive compensation                 1                                             1
---------------------------------------------------------------------------------------------------------------

Balance, March 26, 2000                     $  1      $358  $ 258  $14,756    $28,288   $(116)   $43,545
---------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                              March 26,         March 28,      March 29
                                                                                2000              1999           1998
-----------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                                $ 8,733           $6,518         $5,940
     Adjustments to reconcile net income to net cash
          provided by operating activities:
       Depreciation and amortization                                             4,349            3,887          3,000
       Issuance of common stock for incentive compensation                           9
       Deferred income taxes                                                        95              396          1,043
       Change in operating assets and liabilities that provided (used) cash:
         Receivables                                                              (212)             116            233
         Inventories                                                              (417)             662           (264)
         Prepaid expenses                                                         (111)             123            135
         Other assets                                                             (534)            (150)          (494)
         Accounts payable and accrued expenses                                   3,899            1,174          1,652
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       15,811           12,726         11,245
-----------------------------------------------------------------------------------------------------------------------

Investing Activities:
     Business acquisition, net of cash acquired                                 (8,445)                        (19,138)
     Expenditures for property and equipment                                    (9,643)          (7,212)        (5,079)
     Other                                                                         (21)             (18)            (1)
-----------------------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                        (18,109)          (7,230)       (24,218)
-----------------------------------------------------------------------------------------------------------------------

Financing Activities:
     Preferred stock redeemed                                                                                   (1,000)
     Dividends paid on preferred stock                                            (42)              (50)           (93)
     Proceeds from issuance of long-term debt                                   7,700                           18,000
     Repayment of long-term debt and obligations under
        capital leases                                                         (6,024)           (4,939)        (9,867)
     Proceeds from issuance of common stock                                       145                               59
Conversion of preferred stock                                                                         8
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                             1,779            (4,981)         7,099
-----------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                             (519)              515         (5,874)
Cash and cash equivalents, beginning of year                                    1,684             1,169          7,043
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                       $  1,165           $ 1,684         $1,169
-----------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information Cash paid during the fiscal year for:
   Interest                                                                  $  1,087           $ 1,159         $  860
   Income taxes                                                              $  3,815           $ 2,992         $2,804
-----------------------------------------------------------------------------------------------------------------------
Noncash investing and financing activities:
   Fair market value of warrant issued                                                                          $  563
   Non-competition agreement                                                                                    $  684
-----------------------------------------------------------------------------------------------------------------------
Business acquisitions, net of cash acquired:
   Fair value of assets acquired, other than cash                            $  2,830                           $8,888
   Liabilities assumed                                                           (157)                          (2,577)
   Purchase price in excess of the net assets acquired                          5,772                           12,827
-----------------------------------------------------------------------------------------------------------------------
                                                                             $  8,445                          $19,138
-----------------------------------------------------------------------------------------------------------------------

During the fiscal year ended March 28, 1999, 300 shares of Preferred stock were converted into 45,113 shares of Class A Common Stock

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 26, 2000, MARCH 28, 1999 AND MARCH 29, 1998

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business - Benihana Inc. owns and operates 53 Japanese teppanyaki-style and sushi restaurants and franchises thirteen others. The Company has the rights to open, license and develop Benihana restaurants in the United States, Central and South America and the Caribbean islands.

         Fiscal Year - The Company's fiscal year is a 52/53 week year. All of the years presented in these financial statements consist of 52 weeks.

         Operating Segments - The Company operates within only one reportable operating segment.

         Principles of Consolidation - The consolidated financial statements include the assets, liabilities and results of operations of its majority-owned subsidiaries. The ownership of other interest holders including attributable income and losses is reflected as minority interests. In consolidation, significant intercompany accounts and transactions are eliminated.

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

         Depreciation and Amortization - Depreciation and amortization are computed by the straight-line method over the estimated useful life (buildings - 30 years; restaurant furniture, fixtures and equipment - 8 years; office equipment - 8 years; personal computers, software and related equipment - 3 years; and leaseholds - lesser of the lease terms, including renewal options, or useful life). Goodwill is being amortized on a straight-line basis over a 25 year period for the Rudy's acquisition and over a 15 year period for the Haru acquisition, the estimated benefit period for each of the businesses acquired. Accumulated amortization of goodwill was $1,308,000 at March 26, 2000.

         Franchise and License Fee Revenue Recognition - The Company recognizes initial franchise fees as income when substantially all of its obligations are satisfied, which generally coincides with the opening of the franchised restaurants. The Company also receives continuing royalty fees based upon a percentage of each franchised restaurant's gross revenues. Royalty fees are recognized in income when earned.

         Accounting  for  Long-Lived  Assets  - The  Company  evaluates  its
         net investment  in  restaurant   properties  and  goodwill  for
         impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. During the periods presented, no such impairment had occurred.

         Accounting for the Costs of Computer Software Developed or Obtained for Internal Use - The Company capitalizes and records in other assets the cost of computer software obtained for internal use and amortizes such costs over a three-year period.

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

         The computation of basic earnings per common share and diluted earnings per common share for each year is shown below (in thousands):

                                                          March 26,      March 28,      March 29,
                                                             2000            1999          1998
                                                          -----------    -----------    ---------
         Income from operations                           $8,733           $6,518         $5,940
         Less preferred dividends                            (42)             (50)           (93)
                                                          ---------       ---------      ---------
         Income for computation of basic
           earnings per common share                       8,691            6,468          5,847
         Convertible preferred dividends                      42               50             93
                                                          ---------      ---------      ---------
         Income for computation of diluted
           earnings per common share                      $8,733           $6,518         $5,940
                                                          ======           ======         ======

         Weighted average number of common
           shares used in basic EPS                        6,147            6,105          6,080
         Effect of dilutive securities:
           Stock options and warrants                        384              180             86
           Convertible preferred shares                      105              134            233
                                                          --------        --------       --------
         Weighted average number of common
           shares and dilutive potential common
           shares used in diluted EPS                      6,636            6,419          6,399
                                                           =====          =======         =======

         New Accounting Standards Not Yet Adopted - In June 1998, FAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The statement is effective for years beginning after June 15, 2000. Company management is assessing the impact this statement will have on the consolidated financial statements, but does not currently believe it will be material.

         Reclassifications - Certain prior year amounts have been reclassified to conform to the fiscal year 2000 presentation.

2.       BASIS OF PRESENTATION AND ACQUISITION

         The  Company's  financial   statements  and  the  discussion  and
         data presented below reflect the acquisition by the Company of 80% of the equity of Haru Holding Corp. ("Haru") on December 6, 1999. Haru owns and operates two sushi restaurants in New York City. The purchase price paid in cash at closing was approximately $8.4 million. The acquisition has been accounted for using the purchase method of accounting and the operating results of Haru have been included in the Company's current fiscal year consolidated statement
         of operations  since the date of acquisition.   The  ownership  of
         the minority interest including attributable income and losses is reflected as minority interest. The excess of the purchase price over the acquired tangible and intangible net assets of approximately $5.8 million has been allocated to goodwill and is being amortized on a straight-line basis over 15 years. Additionally, lease acquisition costs of $2.1 million relating to a lease for a Haru restaurant location in the Times Square area of Manhattan were included in the purchase price. The costs to acquire this lease is amortized on a straight-line basis over the remaining 14 years balance of the lease term.

         The following unaudited pro forma financial information gives effect to the acquisition as if the acquisition had occurred as of the beginning of the fiscal years presented. This pro forma financial information reflects certain adjustments such as: amortization of goodwill, interest expense on additional bank borrowings, and related income tax effects.

         (In thousands, except per share information)

                                                          March 26,                     March 28,
                                                            2000                          1999
                                                          -----------                   ---------
                                                          (Unaudited)                   (Unaudited)
         Restaurant Sales                                 $142,066                      $125,336
         Net Income                                       $  8,808                      $  6,593
         Basic earnings per common share                  $   1.43                      $   1.07
         Diluted earnings per common share                $   1.33                      $   1.03

         These pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had taken place as of the beginning of the fiscal years presented.

         On December 1, 1997, the Company acquired Rudy's Restaurant Group, Inc. ("Rudy's"), a company that owns nine teppanyaki-style Japanese theme restaurants similar to those owned by the Company. The Company paid approximately $20,000,000 and issued a warrant to purchase 200,000 shares of the Company's Class A Common Stock at $8.00 per share. The excess of the purchase price over the tangible and intangible net assets acquired of approximately $13 million has been allocated to goodwill.

3.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company has estimated the fair value of financial instruments that are included as assets and liabilities in the accompanying consolidated balance sheets. The estimated fair value has been determined by the Company using available market information and
         appropriate valuation methodologies.   However, considerable judgment
         is required in interpreting data to develop such estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions could have a material effect on estimated fair value. The carrying value and estimated fair value of the financial instruments held by the Company as of March 26, 2000 and March 28, 1999 are as follows (in thousands):

                                                                March 26, 2000                March 28, 1999
                                                          -------------------------     --------------------
Estimated                                                 Carrying      Estimated       Carrying
                                                          Fair Value      Value         Fair Value       Value
              Receivables                                 $    567      $    563         $    430     $    422
              Cash surrender value of officer's
                  life insurance                          $    345      $    345         $    324     $    324

         Financial liabilities
              Bank and other indebtedness                 $ 14,673      $ 14,646         $ 12,636     $ 12,407


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

         Cash surrender value of officer's life insurance
              The carrying value approximates the fair value because of the fixed nature of the life insurance contract.

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


4.       INVENTORIES

              Inventories consist of (in thousands):

                                                                     March 26,          March 28,
                                                                        2000               1999
                                                                     ----------          -------
              Food and beverage                                      $1,450             $1,147
              Supplies                                                2,163              1,959
                                                                     -------            -------

                                                                     $3,613             $3,106
                                                                     ======             ======

5.       PROPERTY AND EQUIPMENT

              Property and equipment consist of (in thousands):

                                                                     March 26,          March 28,
                                                                       2000               1999
                                                                     ----------         --------
              Land                                                   $ 5,925            $  5,925
              Buildings                                               11,924              11,373
              Leasehold improvements                                  35,385              32,744
              Restaurant furniture, fixtures, and equipment           17,592              17,753
              Restaurant facilities and equipment under
                     capital leases                                    7,638               7,638
                                                                     --------           ---------
                                                                      78,464              75,433

              Less  accumulated  depreciation  and  amortization  (Including accumulated amortization of restaurant facilities and
                 equipment under capital leases of $6,508 and $6,203
                 in 2000 and 1999, respectively)                       41,842             39,648
                                                                     --------           --------
                                                                       36,622             35,785
              Construction in progress                                  6,942              1,343
                                                                     ---------          ---------

                                                                      $43,564            $37,128
                                                                      =======            =======



6.       OTHER ASSETS

              Other assets consist of (in thousands):

                                                                     March 26,         March 28,
                                                                         2000              1999
                                                                      -----------      --------
              Lease acquisition costs, net                           $  2,683          $    368
              Premium on liquor licenses                                  961               923
              Security deposits                                           545               235
              Long-term receivables                                       181               161
              Computer software costs, net                                291               150
              Deferred financing charges, net                             259               322
              Cash surrender value of
                 life insurance policy                                    345               324
              Other                                                                          28
                                                                     -------------     ----------

                                                                     $  5,265           $ 2,511
                                                                     ========           =======

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

              Accounts payable and accrued expenses consist of (in thousands):

                                                                     March 26,         March 28,
                                                                         2000              1999
                                                                      ----------       --------
              Accounts payable                                       $  5,325          $ 3,761
              Accrued payroll, incentive
                 compensation and  related taxes                        3,162            2,826
              Unredeemed gift certificates                                759              550
              Accrued sales taxes                                         750              634
              Accrued property taxes                                      481              403
              Accrued percentage rent                                     842              545
              Accrued income taxes                                      1,205              197
              Other accrued operating expenses                          2,028            1,581
                                                                     ---------         --------

                                                                      $14,552          $10,497
                                                                      =======          =======


8.       LEASE OBLIGATIONS

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

              The amounts of operating and capital lease obligations are as follows (in thousands):

                                                                       Operating         Capital
              Fiscal year ending:                                        Leases           Leases
              2001                                                     $  4,741          $    893
              2002                                                        4,868               893
              2003                                                        4,788               784
              2004                                                        4,750               458
              2005                                                        4,632               289
              Thereafter                                                 33,219                27
                                                                       --------          ---------
              Total minimum lease payments                             $ 56,998           $ 3,344
                                                                        =======
              Less amount representing interest                                               642
                                                                                          --------
              Total obligations under capital leases                                        2,702
              Less current maturities                                                         629
                                                                                          --------
              Long-term obligations under capitalized
                 leases at March 26, 2000                                                 $ 2,073
                                                                                           ======

              Rental expense consists of (in thousands):

                                                                       March 26,      March 28,      March 29,
                                                                          2000            1999           1998
                                                                       ------------   -------------  --------
              Minimum rental commitments                                  $6,009        $4,844         $3,957
              Rental based on percentage of sales                          1,711         1,491          1,253
                                                                        --------       -------        -------

                                                                          $7,720        $6,335         $5,210
                                                                          ======        ======         ======

              In September 1999, the Company entered into a $25,000,000 master lease pursuant to an agreement with its principal bank lender, First Union National Bank and two other banks, for the purpose of financing property and construction of new restaurants.
              Under the agreement, a grantor trust purchases properties selected by the Company, finances all of the construction costs and leases the facilities to the Company upon their completion. The initial term of the lease is for five years and the lease can be renewed upon approval by all parties to the transaction. The Company accounts for the lease as an operating lease. Upon maturity, the Company retains the option to purchase all of the properties owned by the trust. However, if the Company elects not to purchase the properties, the Company provides a residual guaranty for the leased facilities and is liable for the decline in market value of the leased facilities in an amount of less than 90% of the cost of the property at the inception of the lease inclusive of the present value of lease payments. The Company must also maintain compliance with financial covenants similar to its credit facilities.


9.       LONG-TERM DEBT

              Long-term debt consists of (in thousands):
                                                                       March 26,      March 28,
                                                                          2000           1999
              Notes payable (see below):
                Term loan - bank                                        $10,250        $11,250
                Revolving line of credit - bank                           4,000
                Notes payable - other:
                7 1/2% unsecured promissory note payable
                in monthly installments of $13                                             174
                7% promissory note payable in monthly
                installments of $30                                                        347
                7% unsecured note obligation payable in
                    monthly installments of $7 thru February 2001            70            143
                Note obligation under terms of non
                competition agreement with former shareholder
                of Rudy's - discounted at 8%, payable in
                monthly installments of $17 thru December 2001              326            493
                                                                        ----------     ----------
                                                                         14,646         12,407
              Less current portion                                        2,001          1,735
                                                                        ---------      ---------

                                                                        $12,645        $10,672


              The Company has a credit arrangement with a bank that includes a term loan and a revolving line of credit under which $11,000,000 was available at March 26, 2000. Interest under the credit arrangement accrues at the Company's option at either prime rate plus a margin up to 1.0% or at LIBOR plus a margin of 1.0% to 2.25%. At March 26, 2000, interest was accrued at 6.88%. The applicable interest rate margin varies with the Company's leverage ratio (defined as earnings before interest, taxes, and depreciation and amortization divided by funded indebtedness). The final maturity date of both the term loan and the revolving line of credit is March 31, 2004. The credit arrangement restricts the Company from making dividend payments and purchases of the Company's common equity securities and limits the amounts of capital expenditures that the Company can make annually during the term of the agreement. The credit arrangement also requires the Company to achieve certain ratios of operating cash flow to debt and other financial benchmarks. The credit agreement is collateralized by a security interest in the Company's assets.

              The Company entered into a seven year interest rate swap agreement involving an exchange of floating rate interest payment obligations for fixed rate payment obligations. The purpose of the swap agreement was to protect against significant increases in interest rates on variable rate bank indebtedness. Periodic cash payments either received or paid pursuant to the swap are accrued on a settlement basis as an adjustment to interest expense. The notional amount of the agreement at March 26, 2000 was $4,598,000 and that amount is reduced by $74,000 monthly until May 2002 when the balance of the agreement expires.

         Principal maturities of long-term debt obligations at March 26, 2000 are as follows:

         Fiscal year ending
         2001                           $  2,001
         2002                              2,645
         2003                              2,250
         2004                              3,000
         2005                              4,750
                                        ---------
         Total                          $ 14,646
                                         =======

10.  INCOME TAXES

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

         The net deferred tax asset balance consists of (in thousands):


                                                        March 26, 2000                         March 28, 1999
                                            Assets      Liabilities      Total      Assets     Liabilities       Total
         Excess book amortization for
             for pre-opening costs and
             capital leases               $    675      $     -        $   675      $  812      $    -          $   812
         Tax loss carryforwards              2,028            -          2,028       2,460           -            2,460
         Accelerated depreciation for
              tax purposes                                  (273)         (273)                    (620)           (620)
         Income tax credits                    392            -            392         507           -              507
         Other                                 468            -            468         333           -              333
         Less - valuation allowance                                                   (107)                        (107)
                                          -------------------------------------------------------------------------------------

         Total asset (liability)          $  3,563        $ (273)       $3,290      $4,005       $ (620)         $3,385
                                          =====================================================================================

         The Company's net operating loss carryforwards as of March 26, 2000 was $5,069,000 for ordinary income tax purposes and $5,383,000 for alternative minimum income tax purposes and are available to reduce future taxable income. The net operating loss carryforwards are subject to the change of control provision limiting the usage of the net operating loss carryforwards to approximately $1,100,000 per year. The valuation allowance has been eliminated due to a change in tax law in the current year substantially reducing the application of the SRLY limitation. All net operating loss carryforwards expire as follows (in thousands):

         Fiscal year ending
         2005                             $4,599
         2006                                470
                                          -------
                                          $5,069

         The income tax provision consists of (in thousands):

                                                                 March 26,          March 28,        March 29,
                                                                   2000               1999             1998
         Current:
             Federal (net of utilization of net operating loss
                 of $1,079, $1,079 and $352 in fiscal years
                 2000, 1999 and 1998, respectively)               $3,527                $2,273            $1,254
             State                                                 1,100                   811               625
         Deferred:
             Federal and State                                        95                   396             1,043
                                                                  ----------------------------------------------------

         Income tax provision                                     $4,722                $3,480            $2,922
                                                                  ====================================================


         The income tax provision differed from the amount computed at the statutory rate as follows (in thousands):

                                                                  March 26,         March 28,        March 29,
                                                                    2000               1999            1998
                                                                  ---------------------------------------------------
         Federal income tax provision at statutory rate of 34%     $4,609             $3,399          $3,013
         Change in valuation allowance                               (107)                               (92)
         State income taxes, net of federal benefit                   726                535             413
         Tax credits, net                                            (687)              (593)           (498)
         Other                                                        181                139              86
                                                                 ----------------------------------------------------

         Income tax provision                                      $4,722             $3,480          $2,922
                                                                 ====================================================

         Effective income tax rate                                   35.1%              34.8%           33.0%
                                                                  ===================================================


11.  STOCKHOLDERS' EQUITY

         Series A Redeemable  Convertible  Preferred Stock - The preferred
` stock has a liquidation preference of $1,000 per share, carries a cumulative dividend of 6% and entitles the holder a right to convert into a maximum of 105,263 shares of the Company's Class A Common Stock. The preferred stock is redeemable at the option of the Company.

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

         Stock Options - The Company has various stock option plans, a 1994 Employee Stock Option Plan (1994 Plan), a 1996 Class A Stock Option Plan (1996 Plan), a 1997 Class A Stock Option Plan (1997
         Plan) and a Directors' Stock Option Plan (Directors' Plan), under which a maximum of 1,785,000 shares of the Company's Common Stock were authorized for grant and of which options for 638,000 shares remain available for grant.

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

         Options granted under the 1994 Plan have a term of ten years from date of issuance, and are exercisable on the date of grant. Under the Directors' Plan, options to purchase 10,000 shares are automatically granted to each of the Company's non-employee directors on the date of the Company's annual meeting. Options granted under the Directors Plan are exercisable ratably over two years commencing with the first anniversary of the date of the grant.

         The Company applies the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

         Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS 123) as if the Company had accounted for its stock-based awards to employees under the fair value method prescribed by FAS 123. The fair value of the Company's stock based awards to employees was estimated using a Black-Scholes option- pricing model.

         The following weighted average assumptions were used in the Black-Scholes option-pricing model: a risk-free interest rate of 6.7% for fiscal year 2000, 5.5% for 1999 and 5.7% for 1998, respectively; an expected life of three years, no expected dividend yield and a volatility factor of 38%, 58% and 34% for fiscal years 2000,  1999 and 1998, respectively.

         The Company's pro forma information is as follows:

                                                                March 26,         March 28,        March 29,
                                                                   2000              1999             1998
         Net Income
             As reported                                         $8,733            $6,518           $5,940
             Pro forma                                           $7,796            $5,760           $5,372
         Diluted Earnings Per Common Share
             As reported                                         $ 1.32            $ 1.02           $  .93
             Pro forma                                           $ 1.17            $  .90           $  .84


         Due to the inclusion of only the grants made subsequent to fiscal 1995, the effects may not be representative of the pro forma impact in future years.

         The following table summarizes information about fixed-price stock options outstanding at March 26, 2000:


                                             Options Outstanding                            Options Exercisable
                                             -------------------                            -------------------
                                                    Weighted-
                                                     Average              Weighted                           Weighted
    Ranges of                                       Remaining              Average                           Average
     Exercise                                      Contractual            Exercise                           Exercise
      Prices                      Number               Life                Price              Number          Price
---------------------------------------------------------------------------------------------------------------------
$ 1 3/8    -$ 3 1/4               26,500                3.7              $   2.65             26,500         $ 2.65
  6 3/4    -  8 3/8              391,792                7.7                  7.42            316,458           7.47
  9 3/16   - 10 1/8              122,491                6.3                  9.42            122,491           9.42
 10 1/4    - 12 1/4              513,001                8.1                 11.85            382,000          12.01
 13 15/16  - 15 1/2              124,000                9.4                 15.04             28,000          15.33
 ------------------           ----------                                                  ----------
$ 1 3/8    -$15 1/2            1,177,784                                                     875,449



 Transactions under the above plans for the years ended are as follows:

                                                              March 26,           March 28,        March 29,
                                                                2000                 1999             1998
                                                              -----------------------------------------------
         Balance, beginning of year                             877,560           669,427           222,407
         Granted                                                322,500           209,500           467,750
         Canceled                                                                                    (3,750)
         Expired                                                 (1,167)                             (2,067)
         Exercised                                              (21,109)           (1,367)          (14,913)
                                                              ------------------------------------------------------------

         Balance, end of year                                 1,177,784           877,560           669,427
                                                              ============================================================

         Weighted average fair value of options
             granted during year                               $   4.24          $   5.26          $   4.47


         On March 26, 2000, options for 875,449 of the shares are exercisable at prices ranging from $1 3/8 to $15 1/2.

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

12.  INCENTIVE AND DEFERRED COMPENSATION PLANS

         The Company has an incentive compensation plan (Plan) whereby bonus awards are made if the Company attains a certain targeted return on its opening equity. The purpose of the Plan is to improve the long-term sustainable results of operations of the Company by more fully aligning the interests of management and key employees with the shareholders of the Company. One-third of the amounts awarded are immediately made available to the employee and the remaining two-thirds become available ratably over the succeeding two years. Amounts allocated under the Plan may  be  taken  in  cash
         or  deferred  in  a  non-qualified   deferred compensation  plan.
         The target rate, which was 17.5% for 2000, 16% for 1999 and 17.5% for 1998, is approved annually based upon a review of the return of other publicly traded restaurant businesses by the Compensation Committee of the Board of Directors. The amount of the awards is capped at 50% of the eligible salary of the employee. The Company accrued $500,000, $575,000 and $475,000 of incentive compensation for fiscal years 2000, 1999 and 1998, respectively.

         The Company has an executive retirement plan whereby certain key employees may elect to defer up to 20% of their salary and 100% of their bonus until retirement or age 55, whichever is later, or due to disability or death. Employees may select from various investment options for their available account balances. Investment earnings are credited to their accounts.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarter ended (in thousands except for per share information)

                                                                       March 26, 2000
                                               -----------------------------------------------------------
                                                4th              3rd               2nd              1st
                                               -----------------------------------------------------------
         Revenues                              $35,674          $32,189           $29,933          $39,681
         Gross profit                           26,059           23,322            21,690           28,730
         Net income                              2,699            2,167             1,529            2,338
         Basic earnings
             per share                         $   .43          $   .35           $   .25          $   .38
         Diluted earnings
             per share                         $   .40          $   .32           $   .23          $   .36




         Quarter ended (in thousands except for per share information)

                                                                     March 28, 1999
                                               ------------------------------------------------------------
                                                 4th              3rd               2nd              1st
                                               ------------------------------------------------------------
         Revenues                              $ 30,085         $ 27,899          $ 26,347         $ 34,818
         Gross profit                            22,268           20,512            19,218           25,389
         Net income                               2,452            1,753             1,145            1,168
         Basic earnings
             per share                         $    .39         $    .29          $    .19         $    .19
         Diluted earnings
             per share                         $    .38         $    .28          $    .18         $    .18



                    INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders of Benihana Inc.:

We have audited the accompanying consolidated balance sheets of Benihana Inc. and subsidiaries (the "Company") as of March 26, 2000 and March 28, 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 26, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as
evaluating  the overall financial  statement  presentation.   We  believe that
our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Benihana Inc. and subsidiaries as of March 26, 2000 and March 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 26, 2000 in conformity with accounting principles generally accepted in the United States of America.








Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
May 12, 2000

COMMON STOCK INFORMATION

The Company's Common Stock and Class A Stock are traded on the Nasdaq National Market System. There were 262 holders of record of the Company's Common Stock and 353 holders of record of the Class A Common Stock at March 26, 2000.

The table below sets forth high and low bid prices for the Company's Common Stock and Class A Common Stock, which do not include commissions and mark-ups or mark-downs for the periods indicated. Such bid prices reflect
inter-dealer prices  without  retail   mark-ups,   mark-downs  or  commissions
and  may  not necessarily represent actual transactions.


                                                    Fiscal Year Ended
                                       March 26, 2000                 March 28, 1999
                                    --------------------            -----------------
         COMMON STOCK                High            Low            High           Low
         1st Quarter                14             11 1/2         12 3/8          10 1/8
         2nd Quarter                15 1/2         13 3/4         11 1/4           6 3/16
         3rd Quarter                15 5/8         13 3/8         11               6 7/8
         4th Quarter                14 3/4         13 1/4         11 3/4           9 3/4




                                                        Fiscal Year Ended
                                         March 26, 2000                 March 28, 1999
            CLASS A                  ----------------------          --------------------
           COMMON STOCK                High            Low            High           Low
           1st Quarter                13 3/4         10 5/8          12 1/6         9 3/4
           2nd Quarter                15 1/2         13 1/2          10 7/8         5 5/8
           3rd Quarter                15 5/8         13 3/4           9 1/2         6 1/4
           4th Quarter                14 1/4         13              12             9 3/8


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

                         Exhibit 23.01

                   INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 333-33880, 333-63783 and 333-13973 of Benihana Inc. on Form S-8 of our report dated May 12, 2000, appearing in the Annual Report on Form 10-K of Benihana Inc. for the year ended March 26, 2000.




Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
June 19, 2000

                           Exhibit 23.02

                    INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 333-83585 and 333-13977 of Benihana Inc. on Form S-3 of our report dated May 12, 2000, appearing in the Annual Report on Form 10-K of Benihana Inc. for the year ended March 26, 2000 and to the reference to us under the heading "Experts" in such Registration Statements.




Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
June 19, 2000