Form 10-Q
period 2000-07-16
BENIHANA INC
filed 2000-08-24
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended July 16, 2000

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

       Registrant's telephone number, including area code: (305) 593-0770
                                                           --------------


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


   Common Stock $.10 par value, 3,576,616 shares outstanding at August 9, 2000


        Class A Common Stock $.10 par value, 2,588,214 shares outstanding at August 9, 2000

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FOUR PERIODS ENDED JULY 16, 2000





TABLE OF CONTENTS
                                                                       PAGE
PART I - Financial Information

         Consolidated Balance Sheets at July 16, 2000
          (unaudited) and March 26, 2000                               1

         Consolidated Statements of Earnings
          (unaudited) for the Four Periods Ended
          July 16, 2000 and July 18, 1999                              2

         Consolidated Statement of Stockholders' Equity
          (unaudited) for the Four Periods Ended
          July 16, 2000                                                3

         Consolidated Statements of Cash Flows
          (unaudited) for the Four Periods Ended
          July 16, 2000 and July 18, 1999                              4

         Notes to Consolidated Financial Statements
          (unaudited)                                                  5 - 6

         Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                   7 - 11


PART II - Other Information                                            12

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and per share information)

                                                           (Unaudited)
                                                             July 16,  March 26,
                                                               2000      2000
-------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                                      $ 1,968  $  1,165
    Receivables                                                   406       481
    Inventories                                                 3,564     3,613
    Prepaid expenses                                              715       765
-------------------------------------------------------------------------------
Total Current Assets                                            6,653     6,024

Property and equipment, net                                    46,981    43,564
Deferred income taxes, net                                      3,174     3,290
Goodwill, net                                                  17,099    17,302
Other assets                                                    5,300     5,265
-------------------------------------------------------------------------------

                                                              $79,207   $75,445
-------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                     $14,857   $14,552
    Current maturity of bank debt                               2,000     1,750
    Current maturities of other long-term debt                    230       251
    Current maturities of obligations
         under capital leases                                     629       629
-------------------------------------------------------------------------------
Total Current Liabilities                                      17,716    17,182

Long-term debt - bank                                          13,500    12,500
Long-term debt - other                                             82       145
Obligations under capital leases                                1,879     2,073

Stockholders' Equity:
    Preferred stock - $1.00 par value;
         authorized - 5,000,000 shares, issued
         and outstanding - 700 shares                               1         1
    Common stock - $.10 par value;
         convertible into Class A Common, authorized -
         12,000,000 shares, issued and outstanding -
         3,576,616 shares                                         358       358
    Class A common stock - $.10 par value;
         authorized - 20,000,000 shares, issued and outstanding
         2,588,214 shares and 2,580,202 shares, respectively      259       258
    Additional paid-in capital                                 14,819    14,756
    Retained earnings                                          30,709    28,288
    Treasury stock - 9,177 shares at cost                        (116)     (116)
-------------------------------------------------------------------------------
Total Stockholders' Equity                                     46,030    43,545
-------------------------------------------------------------------------------

                                                              $79,207   $75,445
-------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)


                                                            Four Periods Ended
                                                            ------------------
                                                            July 16,   July 18,
                                                              2000       1999
-------------------------------------------------------------------------------
Revenues
Net restaurant food and beverage sales                       $46,718    $39,392
Other income, principally franchise fees and royalties           351        289
-------------------------------------------------------------------------------
Total Revenues                                                47,069     39,681

Costs and Expenses
Cost of restaurant food and beverage sales                    13,062     10,662
Restaurant expenses                                           27,240     23,253
Store opening costs                                              595         35
General and administrative expenses                            2,155      1,870
Interest expense                                                 462        319
Minority interest                                                 26
-------------------------------------------------------------------------------
Total Costs and Expenses                                      43,540     36,139
-------------------------------------------------------------------------------

Income from operations before income taxes                     3,529      3,542
Income tax provision                                           1,094      1,204
-------------------------------------------------------------------------------

Net Income                                                  $  2,435    $ 2,338
-------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                             $    .39    $   .38
Diluted earnings per common share                           $    .37    $   .36
-------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share information)


                                                            Class A       Additional                                     Total
                                 Preferred     Common        Common        Paid-in        Retained       Treasury     Stockholders'
                                    Stock       Stock         Stock        Capital        Earnings        Stock          Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 26, 2000               $1         $358         $258         $14,756        $28,288         ($116)         $43,545

Net income                                                                                  2,435                          2,435

Dividend on preferred stock                                                                   (14)                           (14)

Issuance of 8,012 shares of
   class A common stock under
   exercise of options                                            1             63                                            64



-----------------------------------------------------------------------------------------------------------------------------------
Balance, July 16, 2000                 $1         $358         $259        $14,819        $30,709         ($116)         $46,030
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

 (In thousands)

                                                           Four Periods Ended
                                                        -----------------------
                                                           July 16,    July 18,
                                                             2000        1999
-------------------------------------------------------------------------------
Operating Activities:
Net income                                                  $2,435      $2,338
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                            1,471       1,317
    Deferred income taxes                                      116         116
    Change in operating assets and liabilities that
         provided (used) cash:
              Accounts receivable                               75         (70)
              Inventories                                       48        (314)
              Prepaid expenses                                  50         (73)
              Other assets                                    (191)       (292)
Accounts payable and accrued expenses                          304        (509)
-------------------------------------------------------------------------------
Net cash provided by operating activities                    4,308       2,513
-------------------------------------------------------------------------------
Investing activities:
Expenditures for property and equipment                     (4,529)     (2,235)
-------------------------------------------------------------------------------
Net cash used in investing activities                       (4,529)     (2,235)
-------------------------------------------------------------------------------
Financing Activities:
Borrowings under revolving credit facility                   2,000
Proceeds from issuance of common stock                          64          70
Repayment of long-term debt and obligations
    under capital leases                                    (1,026)       (912)
Dividend paid on preferred stock                               (14)        (13)
-------------------------------------------------------------------------------
Net cash provided by (used in) financing activities          1,024        (855)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           803        (577)

Cash and cash equivalents, beginning of year                 1,165       1,684
-------------------------------------------------------------------------------

Cash and cash equivalents, end of period                    $1,968      $1,107
-------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid during the four periods:
    Interest                                                $  414      $  392
    Income taxes                                             1,031       1,022




See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 16, 2000 AND JULY 18, 1999
(UNAUDITED)


1.  GENERAL

    The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at July 16, 2000 and July 18, 1999) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the four periods (sixteen weeks) ended July 16, 2000 and July 18, 1999 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's fiscal year is a 52/53-week year.

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

3.       NEW ACCOUNTING STANDARDS NOT YET ADOPTED

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

4.  INVENTORIES

    Inventories consist of (in thousands):

                                              July 16,               March 26,
                                                2000                   2000
                                             ----------              ---------

    Food and beverage                          $1,500                   $1,450
    Supplies                                    2,064                    2,163
                                               ------                   ------

                                               $3,564                   $3,613
                                               ======                   ======

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 16, 2000 AND JULY 18, 1999
(UNAUDITED)


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


                                                      Four Periods Ended
                                                     ---------------------
                                                 July 16,            July 18,
                                                   2000                1999
                                                ----------          ----------

     Net income                                  $2,435               $2,338
     Less preferred dividends                       (14)                 (13)
                                                ----------        -------------
     Income for computation of basic
         earnings per common share                 2,421                2,325
     Convertible preferred stock                      14                   13
                                                 ---------         ------------

     Income for computation of diluted
         earnings per common share                $2,435               $2,338
                                                  ======               ======



                                                       Four Periods Ended
                                                     ---------------------
                                                  July 16,           July 18,
                                                    2000               1999
                                                 ------------       ----------
     Weighted average number of
          common shares used in basic
          earnings per share                       6,164                6,142
     Effect of dilutive securities:
          Stock options                              376                  320
     Convertible preferred stock                     105                  105
                                                 ----------          ---------
     Weighted average number of
          common shares and dilutive
          potential common stock used
          in diluted earnings per share             6,645               6,567
                                                    =====              ======

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

The Company's revenues, net income and diluted earnings per share increased in the current four periods when compared to the equivalent periods in the prior year. The improved results reflect a continued increase in sales for restaurants opened longer than one year and the addition of the two Haru restaurants in Manhattan. The increased revenues combined with the fixed nature of certain costs and expenses increased net income to $2,435 from $2,338 for the four periods ended July 16, 2000. Diluted earnings per share also increased to $.37 from $.36 from the previous comparable periods.

REVENUES

The amounts of sales and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables.

                                               Four Periods Ended
                                            --------------------------
                                            July 16,           July 18,
                                              2000               1999
                                           ---------           ---------

Net restaurant sales                        $46,718            $39,392
Other income, principally
    franchise fees and royalties                351                289
                                           ----------        ----------

Total Revenues                              $47,069            $39,681
                                            =======            =======


                                                Four Periods Ended
                                             ------------------------
                                             July 16,         July 18,
                                               2000             1999
                                            ----------       ----------

Amount of change in total
     revenues from previous year            $  7,388           $ 4,863

Percentage of change from the
     previous year                              18.6%             14.0%

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Four Periods Ended July 16, 2000 compared to July 18, 1999 -- Restaurant revenues continued to increase in the four periods ended July 16, 2000 as compared to the equivalent periods ended July 18, 1999. The increase in revenues is attributable to increased customer traffic for restaurants opened longer than one year of 9.9% for the current four periods when compared to the comparable prior year periods. Haru operations acquired in December 1999 contributed $2,591 to the increase. Comparable restaurant sales increased 11.3% in the four periods when compared to the prior equivalent periods. Other income increased 21.5% in the four periods of the current year as compared to the equivalent periods of the prior year as a result of increased franchise royalties.

COSTS AND EXPENSES

Costs of restaurant sales, which are generally variable with sales, directly increased with changes in revenues for the four periods ended July 16, 2000 as compared to the equivalent periods ended July 18, 1999. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's four periods.

                                                      Four Periods Ended
                                                    ----------------------
                                                    July 16,       July 18,
                                                      2000           1999
                                                    --------       --------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of restaurant food and
     beverage sales                                  28.0%           27.1%
Restaurant expenses                                  58.3%           59.0%
Store opening costs                                   1.3%            0.1%
General and administrative expenses                   4.6%            4.8%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of restaurant food and
     beverage sales                                $2,400          $1,506
Restaurant expenses                                $3,987          $1,621
Store opening costs                                $  560          $    0
General and administrative expenses                $  285          $   86

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of restaurant food and
     beverage sales                                  22.5%           16.4%
Restaurant expenses                                  17.1%            7.5%
Store opening costs                                1600.0%             -
General and administrative expenses                  15.2%            4.8%

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Four Periods Ended July 16, 2000 compared to July 18, 1999 -- The cost of food and beverage sales increased in dollar amount and when expressed as a percentage of sales in the current four periods compared to equivalent periods in the prior year. The increase resulted from higher commodities costs in the current four periods compared to the prior year equivalent periods.

Restaurant expenses increased in dollar amount and decreased when expressed as a percentage of sales in the current four periods. The increase in absolute dollar amount is attributable to the aforementioned increase in sales. Restaurant expenses for the current four periods decreased when expressed as a percentage of sales. The decrease in restaurant expenses when expressed as a percentage of sales is attributable to the fixed nature of certain costs and expenses coupled with the increase in sales.

Store opening costs increased in the current four periods when compared to the prior year equivalent periods as a result of costs relating to new restaurant properties under development. Store opening costs are expected to increase as the Company continues to develop new restaurant properties.

General and administrative costs increased in total dollar amount and decreased when expressed as a percentage of sales in the current four periods. Management does not consider the increase in absolute amount to be material. The decrease when expressed as a percentage of sales is due to the aforementioned increase in sales.

Interest costs increased in the current four periods when compared to the comparable period of the prior year. The increase is attributable to the additional borrowings relating to the Haru acquisition.

The Company's effective income tax rate decreased in the four periods to 31.0% from 34.0 % in the prior year's four periods.

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

Operating Activities

Net cash provided by operating activities totaled $4,308 in the current four periods ended July 16, 2000 as compared to $2,513 in the previous comparable period ended July 18, 1999. The increase is mostly attributable to changes in operating assets and liabilities that provided cash in the current four periods and used cash in the previous comparable period.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Investing Activities

Expenditures for property and equipment increased over the comparable period in the previous year as a result of new restaurants under development.

Four of the new restaurants will operate as traditional Benihana restaurants in Irving, Texas, Santa Monica, California, Westbury, New York and Wheeling, Illinois. One new restaurant will be operated as a Sushi Doraku by Benihana in Chicago, Illinois and is scheduled to open in the summer of 2000. Three new restaurants under the newly acquired Haru concept are currently under construction in Manhattan. The total estimated costs to construct these restaurants is $14,300,000, of which $7,500,000 is to be financed under the master lease facility described below. The remaining cost to develop these new restaurant units is expected to be financed from operating cash flow.

Financing Activities

During the current four periods ended July 16, 2000, the Company had borrowings under the revolving line of credit facility of $2,000,000 and repayments of long-term debt and obligations under capital leases of $1,026,000.

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

As of July 16, 2000, the Company had available $9,000,000 under the revolving line of credit facility. Management believes that the amount available under the revolving facility, together with amounts available under the master lease facility described below as well as internally generated funds from operations provide sufficient cash resources for anticipated capital improvements as well as construction of new restaurants.

In September 1999, the Company entered into a master lease pursuant to an agreement with its principal bank lender, First Union National Bank and two other banks, for the purpose of financing property and construction of new restaurants. Under the agreement, a grantor trust purchases properties selected by the Company, finances all of the construction costs pursuant to a facility which provides $25,000,000 in available financing and leases the properties to the Company upon their completion. The initial term of the master lease is for five years. The Company accounts for the leases as operating leases. Upon maturity, if the lease is not renewed, the Company retains the option to purchase all of the properties owned by the trust for a purchase price equal to the outstanding financing including certain equity contributions made by the lender. The Company must also maintain compliance with financial covenants similar to its credit facilities. As of July 16, 2000, $23,000,000 remained available under this agreement.

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

The Company's net exposure to interest rate risk consists of floating rate borrowings that are benchmarked to US and European short-term interest rates. The Company may from time-to-time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes and the Company has a policy to that effect. At July 16, 2000, the Company had a financial derivative with a notional amount of $4,302,000 against floating rate debt of $15,500,000. A one percentage point interest charge on the outstanding balance of the variable rate debt as of July 16, 2000 would not be material.

The Company purchases certain commodities such as beef, chicken and seafood. These commodities are purchased based upon spot market prices established with vendors. The Company does not use financial instruments to hedge commodity prices because cost aberrations have historically been short term in nature.

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




Date    August 22, 2000                            /s/ Joel A. Schwartz
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