Form 10-Q
period 2000-10-08
BENIHANA INC
filed 2000-11-20
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended October 8, 2000

                                       or,

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  Benihana Inc.
            ---------------------------------------------------------
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


  Common Stock $.10 par value, 3,579,116 shares outstanding at November 8, 2000


      Class A Common Stock $.10 par value, 2,589,213 shares outstanding at November 8, 2000

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
SEVEN PERIODS ENDED OCTOBER 8, 2000





TABLE OF CONTENTS
                                                                        PAGE
PART I -   Financial Information

                Consolidated Balance Sheets at October 8, 2000
                   (unaudited) and March 26, 2000                        1

                Consolidated Statements of Earnings
                   (unaudited) for the Three and Seven Periods Ended
                   October 8, 2000 and October 10, 1999                  2 - 3

                Consolidated Statement of Stockholders' Equity
                   (unaudited) for the Seven Periods Ended
                   October 8, 2000                                       4

                Consolidated Statements of Cash Flows
                   (unaudited) for the Seven Periods Ended
                   October 8, 2000 and October 10, 1999                  5

                Notes to Consolidated Financial Statements
                   (unaudited)                                           6 - 7

                Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                            8 - 12


PART II -  Other Information                                             13

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and per share information)

                                                          (Unaudited)
                                                           October 8,  March 26,
                                                            2000        2000
-------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                                     $ 1,312   $  1,165
    Receivables                                                  572        481
    Inventories                                                3,894      3,613
    Prepaid expenses                                           1,510        765
-------------------------------------------------------------------------------
Total Current Assets                                           7,288      6,024

Property and equipment, net                                   48,778     43,564
Deferred income taxes, net                                     3,087      3,290
Goodwill, net                                                 16,892     17,302
Other assets                                                   5,472      5,265
-------------------------------------------------------------------------------
                                                             $81,517    $75,445
-------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                    $14,772    $14,552
    Current maturity of bank debt                              2,000      1,750
    Current maturities of other long-term debt                   215        251
    Current maturities of obligations
           under capital leases                                  629        629
-------------------------------------------------------------------------------
Total Current Liabilities                                     17,616     17,182

Long-term debt - bank                                         14,500     12,500
Long-term debt - other                                            33        145
Obligations under capital leases                               1,734      2,073

Stockholders' Equity:
    Preferred stock - $1.00 par value;
       authorized - 5,000,000 shares, issued
       and outstanding - 700 shares                                1          1
    Common stock - $.10 par value;
       convertible into Class A Common, authorized -
       12,000,000 shares, issued and outstanding -
       3,579,116 and 3,576,616 shares, respectively              358        358
    Class A common stock - $.10 par value;
       authorized - 20,000,000 shares, issued and outstanding
       2,589,213 shares and 2,580,202 shares, respectively       259        258
    Additional paid-in capital                                14,843     14,756
    Retained earnings                                         32,289     28,288
    Treasury stock - 9,177 shares at cost                       (116)      (116)
-------------------------------------------------------------------------------
Total Stockholders' Equity                                    47,634     43,545
-------------------------------------------------------------------------------

                                                             $81,517    $75,445


See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)


                                                         Three Periods Ended
                                                       ------------------------
                                                        October 8,   October 10,
                                                          2000         1999
-------------------------------------------------------------------------------
Revenues
Net restaurant food and beverage sales                   $36,433       $29,709
Other income, principally franchise fees and royalties       264           224
-------------------------------------------------------------------------------
Total Revenues                                            36,697        29,933

Costs and Expenses
Cost of restaurant food and beverage sales                 9,893         8,019
Restaurant expenses                                       21,744        17,772
Store opening costs                                          329            35
General and administrative expenses                        1,913         1,509
Interest expense                                             367           267
Minority interest                                             26
-------------------------------------------------------------------------------
Total Costs and Expenses                                  34,272        27,602
-------------------------------------------------------------------------------

Income from operations before income taxes                 2,425         2,331
Income tax provision                                         836           802
-------------------------------------------------------------------------------

Net Income                                               $ 1,589       $ 1,529
-------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                          $   .26       $   .25
Diluted earnings per common share                        $   .24       $   .23
-------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)


                                                         Seven Periods Ended
                                                      October 8,    October 10,
                                                        2000          1999
                                                      ----------    -----------
Revenues
Net restaurant food and beverage sales                   $83,151       $69,101
Other income, principally franchise fees and royalties       615           513
-------------------------------------------------------------------------------
Total Revenues                                            83,766        69,614

Costs and Expenses
Cost of restaurant food and beverage sales                22,955        18,681
Restaurant expenses                                       48,984        41,025
Store opening costs                                          924            70
General and administrative expenses                        4,068         3,379
Interest expense                                             829           586
Minority interest                                             52
-------------------------------------------------------------------------------
Total Costs and Expenses                                  77,812        63,741
-------------------------------------------------------------------------------

Income from operations before income taxes                 5,954         5,873
Income tax provision                                       1,930         2,006
-------------------------------------------------------------------------------

Net Income                                               $ 4,024       $ 3,867
-------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                          $   .65       $   .63
Diluted earnings per common share                        $   .61       $   .59
-------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share information)


                                                                  Class A     Additional                                  Total
                                      Preferred      Common       Common        Paid-in       Retained     Treasury    Stockholders'
                                       Stock         Stock        Stock         Capital       Earnings      Stock         Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 26, 2000                 $1           $358        $258          $14,756         $28,288      ($116)        $43,545

Net income                                                                                       4,024                      4,024

Dividend on preferred stock                                                                       (23)                       (23)

Issuance of 9,011 shares of
   class A common stock under
   exercise of options                                              1               73                                         74

Issuance of 2,500 shares
   of common stock under
   exercise of options                                                              14                                         14

-----------------------------------------------------------------------------------------------------------------------------------


Balance, October 8, 2000                $1           $358        $259          $14,843          $32,289     ($116)       $47,634
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

 (In thousands)


                                                        Seven Periods Ended
                                                      -------------------------
                                                      October 8,     October 10,
                                                       2000           1999
-------------------------------------------------------------------------------
Operating Activities:
Net income                                              $4,024          $3,867
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                        2,668           2,305
    Deferred income taxes                                  203             203
    Change in operating assets and liabilities that
           provided (used) cash:
                Accounts receivable                        (91)           (108)
                Inventories                               (281)           (296)
                Prepaid expenses                          (745)           (159)
                Other assets                              (426)           (627)
Accounts payable and accrued expenses                      219             778
-------------------------------------------------------------------------------
Net cash provided by operating activities                5,571           5,963
-------------------------------------------------------------------------------
Investing activities:
Expenditures for property and equipment                 (7,253)         (3,999)
-------------------------------------------------------------------------------
Net cash used in investing activities                   (7,253)         (3,999)
-------------------------------------------------------------------------------
Financing Activities:
Borrowings under revolving credit facility               4,000
Proceeds from issuance of common stock                      88              92
Repayment of long-term debt and obligations
    under capital leases                                (2,236)         (1,476)
Dividend paid on preferred stock                           (23)            (20)
-------------------------------------------------------------------------------
Net cash provided by (used in) financing activities      1,829          (1,404)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       147             560

Cash and cash equivalents, beginning of year             1,165           1,684
-------------------------------------------------------------------------------

Cash and cash equivalents, end of period                $1,312          $2,244
-------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid during the seven periods:
    Interest                                            $  723          $  616
    Income taxes                                         3,529           1,963




See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEVEN PERIODS ENDED OCTOBER 8, 2000 AND OCTOBER 10, 1999
(UNAUDITED)


1.  GENERAL

    The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at October 8, 2000 and October 10, 1999) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the seven periods (twenty-eight weeks) ended October 8, 2000 and October 10, 1999 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's fiscal year is a 52/53-week year.

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

4.  INVENTORIES

    Inventories consist of (in thousands):

                                                October 8,            March 26,
                                                  2000                  2000
                                                ----------            ---------

    Food and beverage                             $1,723               $1,450
    Supplies                                       2,171                2,163
                                                  ------               ------

                                                  $3,894               $3,613
                                                  ======               ======

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEVEN PERIODS ENDED OCTOBER 8, 2000 AND OCTOBER 10, 1999
(UNAUDITED)


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


                                                        Seven Periods Ended
                                                     --------------------------
                                                     October 8,     October 10,
                                                       2000           1999
                                                     ----------     -----------

Net income                                            $4,024           $3,867
      Less preferred dividends                           (23)             (20)
                                                      --------         --------
      Income for computation of basic
          earnings per common share                    4,001            3,847
      Convertible preferred stock                         23               20
                                                      --------         --------

      Income for computation of diluted
          earnings per common share                   $4,024           $3,867
                                                      ======           ======



                                                         Seven Periods Ended
                                                      -------------------------
                                                      October 8,    October 10,
                                                        2000          1999
                                                      ----------    ----------
      Weighted average number of
           common shares used in basic
           earnings per share                          6,164            6,143
      Effect of dilutive securities:
           Stock options                                 378              352
      Convertible preferred stock                        105              105
                                                       --------        --------
      Weighted average number of
           common shares and dilutive
           potential common stock used
           in diluted earnings per share               6,647            6,600
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

The Company's revenues, net income and diluted earnings per share increased in the current three and seven periods when compared to the equivalent periods in the prior year. The improved results reflect a continued increase in sales for restaurants opened longer than one year and the addition of the two Haru restaurants in Manhattan. The increased revenues combined with the fixed nature of certain costs and expenses increased net income by 3.9% to $1,589 from $1,529 for the three periods and by 4.1% for the seven periods to $4,024 from $3,867 from the previous equivalent periods. Diluted earnings per share also increased by 4.3% for the three periods and 3.4% for the seven periods over the previous comparable period.

REVENUES

The amounts of sales and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables.

                                                      Three Periods Ended                  Seven Periods Ended
                                                 -----------------------------        ----------------------------
                                                 October 8,        October 10,        October 8,       October 10,
                                                   2000              1999               2000             1999
                                                 ----------        -----------        ----------       -----------

Net restaurant sales                             $36,433            $29,709            $83,151         $69,101
Other income, principally
    franchise fees and royalties                     264                224                615             513
                                                 -------            -------             -------         ------

Total Revenues                                   $36,697            $29,933            $83,766         $69,614
                                                 =======            =======            =======         =======


                                                      Three Periods Ended                   Seven Periods Ended
                                                 -----------------------------         ----------------------------
                                                 October 8,        October 10,         October 8,       October 10,
                                                   2000               1999               2000             1999
                                                 ----------        -----------         ----------       -----------

Amount of change in total
     revenues from previous year                 $ 6,764            $ 3,586            $14,152          $ 8,449

Percentage of change from the
     previous year                                 22.6%              13.6%              20.3%            13.8%


BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Three and seven periods ended October 8, 2000 compared to October 10, 1999 -- Restaurant revenues continued to increase in the three and seven periods ended October 8, 2000 as compared to the equivalent periods ended October 10, 1999. The increase in revenues is attributable to increased customer traffic of 17.0% for the current three periods and 14.9% for the current seven periods when compared to the comparable prior year periods. Haru operations acquired in December 1999 contributed $2,119 to the three periods increase and $4,710 to the seven periods increase. Comparable restaurant sales increased 12.9% in the current three periods and 12.0% in the current seven periods when compared to the prior equivalent periods. Other income increased 17.9% in the current three periods and 19.9% in the current seven periods when compared to the equivalent periods of the prior year as a result of increased franchise royalties.

COSTS AND EXPENSES

Costs of restaurant sales, which are generally variable with sales, directly increased with changes in revenues for the three and seven periods ended October 8, 2000 as compared to the equivalent periods ended October 10, 1999. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's four periods.

                                                         Three Periods Ended               Seven Periods Ended
                                                       -------------------------       --------------------------
                                                       October 8,    October 10,       October 8,     October 10,
                                                         2000          1999              2000           1999
                                                       ----------    -----------       ----------     -----------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of restaurant food and
     beverage sales                                      27.2%         27.0%            27.6%          27.0%
Restaurant expenses                                      59.7%         59.8%            58.9%          59.4%
Store opening costs                                        .9%           .1%             1.1%            .1%
General and administrative expenses                       5.3%          5.1%             4.9%           4.9%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of restaurant food and
     beverage sales                                     $1,874        $1,053           $4,274        $2,559
Restaurant expenses                                     $3,972        $1,823           $7,959        $3,444
Store opening costs                                     $  294        $    0           $  854        $    0
General and administrative expenses                     $  404        $  171           $  689        $  257

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of restaurant food and
     beverage sales                                      23.4%         15.1%            22.9%         15.9%
Restaurant expenses                                      22.3%         11.4%            19.4%          9.1%
Store opening costs                                     840.0%           -            1220.0%           -
General and administrative expenses                      26.8%         12.8%            20.4%          8.2%


BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Three and seven periods ended October 8, 2000 compared to October 10, 1999 -- The cost of food and beverage sales increased in dollar amount and when expressed as a percentage of sales in the current three and seven periods compared to equivalent periods in the prior year. The increase resulted from higher commodities costs in both the current three and seven periods compared to the prior year equivalent periods.

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

Store opening costs increased in the current three and seven periods when compared to the prior year equivalent periods as a result of costs relating to new restaurant properties under development. Store opening costs are expected to increase as the Company continues to develop new restaurant properties.

General and administrative costs increased in total dollar amount in the current three and seven periods and increased in the current three periods and remained constant in the current seven periods when expressed as a percentage of sales. The increase is attributable to the amortization of goodwill from the Haru acquisition and from additional administrative expenses relating to the Haru operations.

Interest costs increased in the current three and seven periods when compared to the comparable period of the prior year. The increase is attributable to the additional borrowings relating to the Haru acquisition as well as higher interest rates in the current periods.

The Company's effective income tax rate decreased in the seven periods to 32.4% from 34.2 % in the prior year's seven periods.

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

Operating Activities

Net cash provided by operating activities totaled $5,571 in the current seven periods ended October 8, 2000 as compared to $5,963 in the previous comparable period ended October 10, 1999. The decrease is mostly attributable to changes in operating assets and liabilities that used more cash in the current seven periods than in the previous comparable period. Principally, cash was used to pay estimated federal and state income taxes.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Investing Activities

Expenditures for property and equipment increased over the comparable period in the previous year as a result of new restaurants under development.

The Company currently has seven new restaurants under development. Four of the new restaurants will operate as traditional Benihana restaurants in Las Colinas, Texas, Santa Monica, California, Westbury, New York and Wheeling, Illinois. Three of the new restaurants under the newly acquired Haru concept are currently under construction in Manhattan. The total estimated costs to construct these restaurants is $14,300,000, of which $7,500,000 is to be financed under the master lease facility described below. The remaining cost to develop these new restaurant units is expected to be financed from operating cash flow.

Financing Activities

During the current seven periods ended October 8, 2000, the Company increased its borrowings under the revolving line of credit facility by $4,000,000 and made repayments of long-term debt and obligations under capital leases of $2,236,000.

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

As of October 8, 2000, the Company had available $7,500,000 under the revolving line of credit facility. Management believes that the amount available under the revolving facility, together with amounts available under the master lease facility described below as well as internally generated funds from operations provide sufficient cash resources for anticipated capital improvements as well as construction of new restaurants.

In September 1999, the Company entered into a master lease pursuant to an agreement with its principal bank lender, First Union National Bank and two other banks, for the purpose of financing property and construction of new restaurants. Under the agreement, a grantor trust purchases properties selected by the Company, finances all of the construction costs pursuant to a facility which provides $25,000,000 in available financing and leases the properties to the Company upon their completion. The initial term of the master lease is for five years. The Company accounts for the leases as operating leases. Upon maturity, if the lease is not renewed, the Company retains the option to purchase all of the properties owned by the trust for a purchase price equal to the outstanding financing including certain equity contributions made by the lender. The Company must also maintain compliance with financial covenants similar to its credit facilities. As of October 8, 2000, $23,000,000 remained available under this agreement.

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

The Company's net exposure to interest rate risk consists of floating rate borrowings that are benchmarked to US and European short-term interest rates. The Company may from time-to-time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes and the Company has a policy to that effect. At October 8, 2000, the Company had a financial derivative with a notional amount of $4,153,000 against floating rate debt of $15,500,000. A one percentage point interest charge on the outstanding balance of the variable rate debt as of October 8, 2000 would not be material.

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

          (a) The registrant held its annual meeting of stockholders on August 3, 2000.

          (b)  The following directors were elected at the meeting:

                    John E. Abdo and Norman Becker

               Other directors whose term of office continue after the meeting are set forth below:

                    Joel A. Schwartz, Darwin C. Dornbush, Robert B. Greenberg, Taka Yoshimoto and Kevin Aoki

          (c) At the annual meeting, holders of the registrant's Common Stock voted to elect a Class II director and holders of the registrant's Class A Common Stock voted to elect a Class II Director for a term of three years. In addition, holders of the registrant's Common Stock and Class A Common Stock, voting together as a single class, voted for the approval of the adoption of the 2000 Employees Class A Common Stock Option Plan; voted for the ratification of Deloitte &
               Touche LLP to serve as the registrant's independent certified public accountants for the fiscal year ending April 1, 2001; and voted against a stockholder proposal recommending that the two classes of Common Stock be combined into a single class.

               At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below

                                                                                               WITHHOLD          NON-
               MATTER                        FOR               AGAINST           ABSTAIN       AUTHORITY         VOTES
               -------------------------------------------------------------------------------------------------------

               Election of Directors:

               Class II
               Norman Becker                 3,455,787                                          42,000

               Class II
               John E. Abdo                    206,720                                          15,809

               Approval to adopt the
               2000 Employees Class
               A Common Stock
               Option Plan:                  3,000,042         528,857           6,644

               Ratification of
               Independent Public
               Accountants:                  3,717,007           1,970           1,339

               Shareholder proposal
               recommending that
               the two classes of
               Common Stock be
               combined into a
               single class:                   518,690       3,005,957          10,896


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

                                                  Benihana Inc.
                                                 -----------------------------
                                                  (Registrant)




Date     November 16, 2000                        /s/ Joel A. Schwartz
      ------------------------                    ----------------------------
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