Form 10-Q/A
period 2000-10-08
BENIHANA INC
filed 2000-12-28
CIK 935226

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

                           Commission File No. 0-26396

                                  Benihana Inc.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                          65-0538630
             ----------                      -----------------
       (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)         Identification No.)


                8685 Northwest 53rd Terrace, Miami, Florida 33166
                -------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

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

                At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set forth below

                                                                                                  WITHHOLD           NON-
                     MATTER                        FOR             AGAINST         ABSTAIN        AUTHORITY          VOTES
                     -----------------------------------------------------------------------------------------------------

                     Election of Directors:

                     Class II
                     Norman Becker                 3,455,787                                      42,000

                     Class II
                     John E. Abdo                  2,067,200                                      158,090

                     Approval to adopt the
                     2000 Employees Class
                     A Common Stock
                     Option Plan:                  3,000,042         528,857        6,644

                     Ratification of
                     Independent Public
                     Accountants:                  3,717,007           1,970        1,339

                     Shareholder proposal
                     recommending that
                     the two classes of
                     Common Stock be
                     combined into a
                     single class:                    518,690      3,005,957       10,896


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Benihana Inc.
                                     (Registrant)




Date    December 28, 2000            /s/ Joel A. Schwartz
     ----------------------         ------------------------------------
                                     Joel A. Schwartz
                                     President




                                     /s/ Michael R. Burris
                                    -------------------------------------
                                     Michael R. Burris
                                     Chief Financial Officer