Form 10-Q
period 2000-12-31
BENIHANA INC
filed 2001-02-13
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2000

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

       Registrant's telephone number, including area code: (305) 593-0770
                                                            -------------


                                      None
-------------------------------------------------------------------------------
Former name,former address and former fiscal year, if changed since last report


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

           Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common Stock $.10 par value, 3,579,116 shares outstanding at February 5, 2001


        Class A Common Stock $.10 par value, 2,589,213 shares outstanding at February 5, 2001

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
TEN PERIODS ENDED DECEMBER 31, 2000





TABLE OF CONTENTS
-----------------
                                                                        PAGE
PART I -  Financial Information

             Consolidated Balance Sheets at December 31, 2000
               (unaudited) and March 26, 2000                            1

             Consolidated Statements of Earnings
               (unaudited) for the Three and Ten Periods Ended
               December 31, 2000 and January 2, 2000                     2 - 3

             Consolidated Statement of Stockholders' Equity
               (unaudited) for the Ten Periods Ended
               December 31, 2000                                         4

              Consolidated Statements of Cash Flows
                (unaudited) for the Ten Periods Ended
                December 31, 2000 and January 2, 2000                    5

              Notes to Consolidated Financial Statements
                (unaudited)                                              6 - 7

              Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                               8 - 12


PART II -  Other Information                                             13

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

                                                         (Unaudited)
                                                         December 31,  March 26,
                                                             2000        2000
-------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                                      $ 1,620  $  1,165
    Receivables                                                   741       481
    Inventories                                                 4,396     3,613
    Prepaid expenses                                            1,755       765
-------------------------------------------------------------------------------
Total Current Assets                                            8,512     6,024

Property and equipment, net                                    50,373    43,564
Deferred income taxes, net                                      3,000     3,290
Goodwill, net                                                  16,685    17,302
Other assets                                                    5,473     5,265
-------------------------------------------------------------------------------

                                                              $84,043   $75,445
-------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                     $16,306   $14,552
    Current maturity of bank debt                               2,000     1,750
    Current maturities of other long-term debt                    205       251
    Current maturities of obligations
           under capital leases                                   629       629
-------------------------------------------------------------------------------
Total Current Liabilities                                      19,140    17,182

Long-term debt - bank                                          13,500    12,500
Long-term debt - other                                                      145
Obligations under capital leases                                1,589     2,073

Stockholders' Equity:
    Series A redeemable convertible
        preferred stock - $1.00 par value;
        authorized - 5,000,000 shares, issued
        and outstanding - 700 shares                                1         1
    Common stock - $.10 par value;
        convertible into Class A Common, authorized -
        12,000,000 shares, issued and outstanding -
        3,579,116 and 3,576,616 shares, respectively              358       358
    Class A common stock - $.10 par value;
        authorized - 20,000,000 shares, issued and outstanding
        2,589,213 shares and 2,580,202 shares, respectively       259       258
    Additional paid-in capital                                 14,843    14,756
    Retained earnings                                          34,469    28,288
    Treasury stock - 9,177 shares at cost                        (116)     (116)
-------------------------------------------------------------------------------
Total Stockholders' Equity                                     49,814    43,545
-------------------------------------------------------------------------------

                                                              $84,043   $75,445
-------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)


                                                         Three Periods Ended
                                                        ----------------------
                                                        December 31,  January 2,
                                                           2000         2000
-------------------------------------------------------------------------------
Revenues
Restaurant sales                                      $36,866           $31,853
Franchise fees and royalties                              395               336
-------------------------------------------------------------------------------
Total Revenues                                         37,261            32,189

Costs and Expenses
Cost of restaurant food and beverage sales              9,574             8,531
Restaurant expenses                                    21,875            18,246
Store opening costs                                       254               115
General and administrative expenses                     1,986             1,527
Interest expense, net                                     132               334
Minority interest                                          47                18
-------------------------------------------------------------------------------
Total Costs and Expenses                               33,868            28,771
-------------------------------------------------------------------------------

Income from operations before income taxes              3,393             3,418
Income tax provision                                    1,204             1,251
-------------------------------------------------------------------------------

Net Income                                            $ 2,189           $ 2,167
-------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                       $   .35           $   .35
Diluted earnings per common share                     $   .34           $   .32
-------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)


                                                         Ten Periods Ended
                                                    -------------------------
                                                    December 31,     January 2,
                                                       2000              2000
-------------------------------------------------------------------------------
Revenues
Restaurant sales                                      $120,017         $100,954
Franchise fees and royalties                             1,010              849
-------------------------------------------------------------------------------
Total Revenues                                         121,027          101,803

Costs and Expenses
Cost of restaurant food and beverage sales              32,529           27,212
Restaurant expenses                                     70,859           59,271
Store opening costs                                      1,178              185
General and administrative expenses                      6,054            4,906
Interest expense, net                                      961              920
Minority interest                                           99               18
-------------------------------------------------------------------------------
Total Costs and Expenses                               111,680           92,512
-------------------------------------------------------------------------------

Income from operations before income taxes               9,347            9,291
Income tax provision                                     3,134            3,257
-------------------------------------------------------------------------------

Net Income                                            $  6,213         $  6,034
-------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                       $   1.00         $    .98
Diluted earnings per common share                     $    .94              .91
-------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share information)

                                                                Class A     Additional                                   Total
                                    Preferred      Common       Common       Paid-in       Retained      Treasury     Stockholders'
                                      Stock         Stock        Stock       Capital       Earnings       Stock         Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 26, 2000                $1           $358         $258        $14,756       $28,288        ($116)        $43,545

Net income                                                                                   6,213                        6,213

Dividend on preferred stock                                                                    (32)                         (32)

Issuance of 9,011 shares of
   class A common stock under
   exercise of options                                              1             73                                         74

Issuance of 2,500 shares
   of common stock under
   exercise of options                                                            14                                         14



-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000            $1             $358        $259        $14,843        $34,469       ($116)        $49,814
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements


BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

 (In thousands)


                                                          Ten Periods Ended
                                                       ----------------------
                                                       December 31,  January 2,
                                                           2000          2000
-------------------------------------------------------------------------------
Operating Activities:
Net income                                                    $6,213     $6,034
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                3,903      3,328
  Deferred income taxes                                          290        290
  Change in operating assets and liabilities that
     provided (used) cash:
        Accounts receivable                                     (260)      (177)
        Inventories                                             (783)      (424)
        Prepaid expenses                                        (990)      (177)
        Other assets                                            (491)      (428)
        Accounts payable and accrued expenses                  1,754      1,827
-------------------------------------------------------------------------------
Net cash provided by operating activities                      9,636     10,273
-------------------------------------------------------------------------------
Investing activities:
Payment for purchase of Haru restaurants, net of cash acquired           (8,154)
Expenditures for property and equipment                       (9,812)    (6,818)
Net cash used in investing activities                         (9,812)   (14,972)

Financing Activities:
Borrowings under revolving credit facility                     5,500      7,700
Proceeds from issuance of common stock                            88        109
Repayment of long-term debt and obligations
   under capital leases                                       (4,925)    (3,242)
Dividend paid on preferred stock                                 (32)       (28)
-------------------------------------------------------------------------------
Net cash provided by financing activities                        631      4,539
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             455       (160)

Cash and cash equivalents, beginning of year                   1,165      1,684
-------------------------------------------------------------------------------

Cash and cash equivalents, end of period                      $1,620     $1,524
-------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid during the ten periods:
   Interest                                                   $1,060    $   771
   Income taxes                                                4,977      2,883

Business Acquisitions, Net of Cash Acquired:
Fair value of assets acquired, other than cash                           $2,539
Liabilities assumed                                                        (157)
Purchase price in excess of the net assets acquired                       5,772
-------------------------------------------------------------------------------
                                                                         $8,154
-------------------------------------------------------------------------------



See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN PERIODS ENDED DECEMBER 31, 2000 AND JANUARY 2, 2000
(UNAUDITED)


1.  GENERAL

    The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at December 31, 2000 and January 2, 2000) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the ten periods (forty weeks) ended December 31, 2000 and January 2, 2000 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company's fiscal year is a 52/53-week year.

2.  BASIS OF PRESENTATION AND ACQUISITION

    The Company's financial statements and the discussion and data presented below reflect the acquisition by the Company of 80% of the equity of Haru Holding Corp. ("Haru") on December 6, 1999. Haru owns and operates two sushi restaurants in New York City. The purchase price paid in cash at closing was approximately $8.4 million. The acquisition has been accounted for using the purchase method of accounting and the operating results of Haru have been included in the Company's consolidated statements of operations since the date of acquisition. The ownership of the minority interest including attributable income and losses is reflected as minority interest. The excess of the purchase price over the acquired tangible and intangible net assets of approximately $5.8 million has been allocated to goodwill and is being amortized on a straight-line basis over 15 years. Additionally, lease acquisition costs of $2.1 million relating to a lease for a Haru restaurant under construction in the Times Square area of New York City were included in the purchase price. The costs to acquire this lease will be amortized on a straight-line basis over the remaining 14-year balance of the lease term.

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

4.  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current fiscal year presentation.

5.  INVENTORIES

    Inventories consist of (in thousands):

                                           December 31,           March 26,
                                             2000                   2000
                                           ------------           ---------

    Food and beverage                         $1,815                $1,450
    Supplies                                   2,581                 2,163
                                              ------                ------

                                              $4,396                $3,613
                                              ======                ======

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TEN PERIODS ENDED DECEMBER 31, 2000 AND JANUARY 2, 2000
(UNAUDITED)


6.  EARNINGS PER SHARE

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


                                                      Ten Periods Ended
                                                 ---------------------------
                                                 December 31,     January 2,
                                                    2000            2000
                                                 ------------     ----------

      Net income                                    $6,213          $6,034
      Less preferred dividends                         (32)            (28)
                                                    -------         -------
      Income for computation of basic
          earnings per common share                   6,181          6,006
      Convertible preferred stock                        32             28
                                                    --------        -------

      Income for computation of diluted
          earnings per common share                  $6,213         $6,034
                                                     ======         ======



                                                      Ten Periods Ended
                                                 ---------------------------
                                                 December 31,     January 2,
                                                    2000            2000
                                                 ------------     ----------
      Weighted average number of
           common shares used in basic
           earnings per share                       6,166            6,145
      Effect of dilutive securities:
           Stock options                              358              373
           Convertible preferred stock                105              105
                                                    -----            -----
      Weighted average number of
           common shares and dilutive
           potential common stock used
           in diluted earnings per share            6,629            6,623
                                                    =====            =====

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

The Company's revenues consist of sales of food and beverages sold in each of the owned restaurants and franchise fees received from franchisees. Cost of restaurant food and beverages sold represents the direct cost of the ingredients for the prepared food and beverages sold. Restaurant expenses consist of direct and indirect labor, occupancy costs, advertising and other costs that are directly attributed to each restaurant location. Store opening costs include rent paid during the development period, as well as labor, training and certain other pre-opening charges which are expensed as incurred.

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation and restaurant patronage. Revenues are also dependent on the average check amount. Expenses are additionally dependent upon commodity costs, average wage rates, marketing costs and the costs of interest and administering restaurant operations.

The Company's revenues, net income and diluted earnings per share increased in the current three and ten periods when compared to the equivalent periods in the prior year. The increase was achieved despite increased store opening costs, principally attributable to the three Haru restaurants under construction in New York City, one of the nation's highest cost real estate development markets. Store opening costs related to these Haru units include rent paid during the development period, a factor not typically incurred in other markets, as well as other usual pre-opening type expenses. The Company incurred operating losses of approximately $290,000 in the third quarter and approximately $600,000 for the first ten periods related to two new recently opened Sushi Doraku restaurants; one in Miami Beach, Florida and the other in Chicago, Illinois. Sushi Doraku by Benihana is a relatively new restaurant concept and those units are in the early start-up phase. No new Sushi Doraku restaurants are currently planned.

REVENUES

The amounts of sales and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables.

                                      Three Periods Ended              Ten Periods Ended
                                     -------------------------      --------------------------
                                     December 31,   January 2,      December 31,    January 2,
                                        2000           2000            2000           2000
                                     ------------   ----------      ------------    ----------

Net restaurant sales                   $36,866        $31,853         $120,017       $100,954
Other income, principally
   franchise fees and royalties            395            336            1,010            849
                                       -------        -------         --------       --------

Total Revenues                         $37,261        $32,189         $121,027       $101,803
                                       =======        =======         ========       ========


                                        Three Periods Ended            Ten Periods Ended
                                       -------------------------    --------------------------
                                       December 31,   January 2,    December 31,    January 2,
                                          2000           2000          2000           2000
                                       ------------   ----------    ------------    ----------

Amount of change in total
   revenues from previous year           $  5,072       $ 4,290       $ 19,224        $ 12,739

Percentage of change from the
   previous year                            15.8%         15.4%          18.9%           14.3%


BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Three and ten periods ended December 31, 2000 compared to January 2, 2000 -- Restaurant revenues continued to increase in the three and ten periods ended December 31, 2000 as compared to the equivalent periods ended January 2, 2000. The increase in revenues is attributable to increased customer traffic of 10.7% for the current three periods and 13.6% for the current ten periods when compared to the comparable prior year periods. Haru operations acquired in December 1999 contributed $1,400,000 to the three periods increase and $6,100,000 to the ten periods increase. Comparable restaurant sales increased $2,700,000 or 9.5% in the current three periods and $9,000,000 or 11.2% in the current ten periods when compared to the prior equivalent periods. Other income increased in the current three periods and in the current ten periods when compared to the equivalent periods of the prior year as a result of increased franchise royalties and the initial franchise fees from the opening of two franchises in Venezuela and one in Milwaukee, Wisconsin.

COSTS AND EXPENSES

Costs of restaurant sales, which are generally variable with sales, directly increased with changes in revenues for the three and ten periods ended December 31, 2000 as compared to the equivalent periods ended January 2, 2000. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's three and ten periods.

                                         Three Periods Ended            Ten Periods Ended
                                       -------------------------    --------------------------
                                       December 31,   January 2,    December 31,    January 2,
                                          2000           2000          2000           2000
                                       ------------   ----------    ------------    ----------

COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of restaurant food and
     beverage sales                       26.0%         26.8%         27.1%           27.0%
Restaurant expenses                       59.3%         57.3%         59.0%           58.7%
Store opening costs                         .7%           .4%          1.0%             .2%
General and administrative expenses        5.4%          4.8%          5.1%            4.9%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of restaurant food and
     beverage sales                      $1,043        $1,320       $ 5,317          $3,879
Restaurant expenses                      $3,629        $2,125       $11,588          $5,499
Store opening costs                      $  139        $  114       $   993          $  184
General and administrative expenses      $  459        $  139       $ 1,148          $  389

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of restaurant food and
     beverage sales                       12.2%         18.3%         19.5%           16.6%
Restaurant expenses                       19.9%         13.2%         19.6%           10.6%
Store opening costs                      120.9%       3800.0%        536.8%         6133.3%
General and administrative expenses       30.1%          9.3%         23.3%            8.6%

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Three and ten periods ended December 31, 2000 compared to January 2, 2000 -- The cost of food and beverage sales increased in dollar amount in the current three and ten periods compared to equivalent periods in the prior year. The cost of food and beverage sales decreased in the current three periods and increased slightly in the current ten periods when expressed as percentage of sales. The decrease in the current three periods, when expressed as a percentage of sales resulted from lower commodities costs, principally shrimp and beef costs in the current three periods compared to the prior year equivalent periods. The increase when expressed as a percentage of sales in the current ten periods is immaterial.

Restaurant expenses increased in dollar amount when expressed as a percentage of sales in the current three and ten periods. The increase in absolute dollar amount is mostly attributable to the aforementioned increase in sales. The increase when expressed as a percentage of sales is attributable to restaurant expenses relating to two new recently opened Sushi Doraku restaurants which have not achieved the expected sales volume and thus not producing the anticipated margins.

Store opening costs increased in the current three and ten periods from the prior year equivalent periods as a result of more restaurants under development. The increase is attributable to pre-opening type expenses relating to the three Haru restaurants under development in New York City, the two Sushi Doraku restaurants opened earlier in the current year and the other traditional teppanyaki restaurants under development. Store opening costs are expected to fluctuate depending on the market and upon the number of new restaurant properties under development.

General and administrative costs increased in total dollar amount when expressed as a percentage of sales in the current three and ten periods when compared to the prior equivalent periods. The increase is attributable to the amortization of goodwill from the Haru acquisition, from additional administrative expenses relating to the Haru operations and from increases in corporate infrastructure to support greater store development efforts.

Interest costs decreased in the current three periods and increased in the current ten periods when compared to the comparable period of the prior year. The decrease in the current three periods is attributable to construction interest costs capitalized during the current three periods. The increase in the current ten periods is attributable to the additional borrowings relating to the Haru acquisition as well as higher interest rates in the current periods when compared to the equivalent periods in the prior year.

The Company's effective income tax rate decreased in the ten periods to 33.5% from 35.1% in the prior year's ten periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not require significant amounts of inventory or receivables, and, as is typical of many restaurant companies, the Company does not have to provide financing for such assets and operates with a working capital deficit. Cash flow provided from operations has been sufficient to meet the Company's financial obligations as they come due. Cash required to provide for expansion either through acquisition or new store development has been met by borrowings on the Company's existing line of credit or its master lease facility as well as operating cash flow. The Company requires capital principally for the construction and development of new restaurants, acquisitions of other restaurant businesses, and the refurbishment of existing restaurant units.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Operating Activities

Net cash provided by operating activities totaled $9,636,000 in the current ten periods ended December 31, 2000 as compared to $10,273,000 in the previous comparable period ended January 2, 2000. The decrease is mostly attributable to changes in operating assets and liabilities that used more cash in the current ten periods than in the previous comparable period. Principally, cash was used to pay estimated federal and state income taxes.

Investing Activities

Expenditures for property and equipment increased over the comparable period in the previous year as a result of new restaurants under development.

The Company currently has seven new restaurants under development. Four of the new restaurants will operate as traditional Benihana restaurants in Las Colinas, Texas, Santa Monica, California, Westbury, New York and Wheeling, Illinois. Three of the new traditional restaurants will be financed under a master lease facility described below. The remaining cost to develop these new restaurant units is being financed from operating cash flow and the Company's revolving line of credit.

Financing Activities

During the current ten periods ended December 31, 2000, the Company increased its borrowings under the revolving line of credit facility by $5,500,000 and made repayments of long-term debt and obligations under capital leases of $4,925.00. Included in repayments of long-term debt and obligations under capital leases are scheduled payments under each agreement as well as payments made under the revolving line of credit facility.

The Company has a Credit Agreement with First Union National Bank consisting of a term loan with an original balance of $12,000,000 and a $15,000,000 revolving line of credit. Interest under the Credit Agreement accrues at the Company's option at either prime rate plus a margin of up to 1.0% or at LIBOR plus a margin of up to 2.25%. The applicable interest rate margin varies with the Company's leverage ratio (defined as EBITDA divided by funded indebtedness). Principal of the term loan is payable at a rate of $250,000 per quarter through March 31, 2000; $500,000 per quarter beginning June 30, 2000 through March 31, 2002; and $750,000 per quarter beginning June 30, 2002 through March 31, 2004. The revolving line of credit is payable in 2004. The Credit Agreement restricts the company from making dividend payments and purchases of the Company's common equity and limits the amount of annual capital expenditures. Furthermore, the Credit Agreement also requires the Company to achieve certain ratios of operating cash flow to debt and other financial benchmarks.

As of December 31, 2000, the Company had available $8,000,000 under the revolving line of credit facility. Management believes that the amount available under the revolving facility, together with amounts available under the master lease facility described below as well as internally generated funds from operations provide sufficient cash resources for anticipated capital improvements as well as construction of new restaurants.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


The Company has a master lease arrangement with its principal lender, First Union National Bank and two other banks, for the financing up to $25,000,000 of land acquisitions and the construction of new restaurants. Under the agreement, a grantor trust purchases land selected by the Company, finances all of the construction costs pursuant to a facility and leases the properties to the Company upon their completion. The initial term of the master lease is for five years. The Company accounts for the leases as operating leases. Upon maturity, if the lease is not renewed, the Company retains the option to purchase all of the properties owned by the trust for a purchase price equal to the outstanding financing including certain equity contributions made by the lender. The Company must also maintain compliance with financial covenants similar to its other credit facilities. As of December 31, 2000, $23,000,000 remained available under this arrangement.

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

The Company's net exposure to interest rate risk consists of floating rate borrowings that are benchmarked to US and European short-term interest rates. The Company may from time-to-time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. The Company does not use derivative instruments for trading purposes and the Company has a policy to that effect. At December 31, 2000, the Company had a financial derivative with a notional amount of $3,930,000 against floating rate debt of $15,500,000. A one percentage point interest charge on the outstanding balance of the variable rate debt as of December 31, 2000 would not be material.

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

                                                Benihana Inc.
                                                ------------------------------
                                                (Registrant)




Date     February 13, 2001                      /s/ Joel A. Schwartz
     ------------------------                   ---------------------
                                                 Joel A. Schwartz
                                                 President




                                                /s/ Michael R. Burris
                                                ----------------------
                                                Michael R. Burris
                                                Chief Financial Officer