Form 10-K
period 2001-04-01
BENIHANA INC
filed 2001-06-28
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended April 1, 2001

                                       or,

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  Benihana Inc.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                        65-0538630
                 ----------                   -----------------
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)           Identification No.)

           8685 Northwest 53rd Terrace, Miami, Florida     33166
           -------------------------------------------
             (Address of principal executive offices)    (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 22, 2001, 3,284,379 shares of Common Stock and 2,996,370 shares of Class A Common Stock were outstanding, and the aggregate market value of the common equity of Benihana Inc. held by non-affiliates was approximately $46,425,954.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------

Portions of the Registrant's Annual Report to Stockholders for the year ended April 1, 2001 are incorporated by reference in Parts I and II.

Portions of the Registrant's Proxy Statement for the Annual Meeting to be held August 16, 2001 are incorporated by reference in Part III.

Item 1.  General

Benihana Inc. ("the Company"), the leading operator of Japanese teppanyaki-style restaurants in the United States, owned and operated 58 teppanyaki and sushi restaurants and franchised 16 others at June 30, 2001. We have achieved 35 consecutive quarters of comparable quarter sales growth and customer count increases. We attribute this success to (i) a well-established brand identity supported by consistent marketing and promotional activities since the opening of the first Benihana restaurant in 1964, (ii) growing consumer demand for a dining experience that features a theme or entertainment component, (iii) the Company's continued emphasis on quality and customer satisfaction, (iv) Benihana's experienced management team, and (v) a healthy economy over the past several years.

We own the exclusive rights to develop, operate or license Benihana restaurants in the United States (subject to certain rights granted to Benihana of Tokyo, Inc. ("BOT"), the corporate founder of the chain and a principal shareholder, with respect to the State of Hawaii), Central and South America and the Caribbean Islands. The Company also owns the exclusive rights to develop, operate or license Sushi Doraku by Benihana and Haru restaurants worldwide.

A description of the Company-owned and licensed restaurants is set forth below under "Properties".

Sales by the Company's owned restaurants were approximately $161,865,000 for the fiscal year ended April 1, 2001, as compared to approximately $136,389,000 for the prior fiscal year.

The Company is engaged in one business segment and operates with three Japanese theme concepts; Benihana, Sushi Doraku by Benihana and Haru.

The Benihana Concept

The Benihana concept offers casual upscale dining in a distinctive Japanese atmosphere enhanced by the unique entertainment provided by the Company's highly-skilled Benihana chefs who prepare fresh steak, chicken and seafood in traditional Japanese style at the customer's table. Most of the Company's Benihana restaurants are open for both lunch and dinner. The restaurants have a limited menu offering a full course meal consisting of an appetizer, soup, salad, tea, rice, a vegetable and an entree of steak, seafood, chicken or any combination of them. Specific menu items may be different in the various restaurants depending upon the local geographic market. The servings are all portion controlled to provide consistency in quantities served to each customer. Alcoholic beverages, including specialty mixed drinks, wines, beers and soft drinks, are available. The average check size per person was $23.35 in fiscal 2001. During fiscal 2001, beverage sales in both the lounges and dining rooms accounted for approximately 17% of total restaurant sales. Sushi is offered at all of the Company's traditional restaurants at either separate sushi bars or at the teppanyaki grills.

An entire teppan table generally seats eight customers. The chef is assisted in the service of the meal by the waitress or waiter who takes beverage and food orders. An entire dinnertime meal takes approximately one hour and thirty minutes.

We own and operate 51 Benihana restaurants. Of which 34 are located in freestanding, special use restaurant buildings, six in shopping centers, and 11 in office or hotel building complexes. The freestanding restaurants were built to the Company's specifications as to size, style and interior and exterior decor. The other locations were adapted to the Benihana interior decor. The free-standing, traditional Benihana restaurant units, which are generally one story buildings, average approximately 8,000 square feet and are constructed on a lot of approximately 1.25 to 1.50 acres. The shopping center, office building and hotel-based Benihana restaurants are of similar size, but differ somewhat in appearance from location to location in order to conform to the existing buildings. A typical Benihana restaurant has 18 teppan tables. The Benihana restaurants seat from 86 to 178 customers in the dining rooms and 8 to 120 customers in the bar lounge areas. We also own and operate a similar teppanyaki restaurant under the name Samurai in Miami, Florida. See "Properties."

We anticipate opening three new Benihana restaurants in fiscal 2002, in addition to the Benihana restaurant recently opened in June 2001 in Wheeling, Illinois.

The Sushi Doraku by Benihana Concept

The Sushi Doraku by Benihana concept offers sushi "kaiten" style. At a kaiten bar, customers select their favorite sushi items from a continuously revolving conveyor system. The average check size per person was $14.20 in fiscal 2001. The first Sushi Doraku by Benihana is located in an entertainment complex. We have three Sushi Doraku by Benihana restaurants in operation and we do not have plans for expansion.

The Haru Concept

The Haru concept offers sushi as well as other certain Japanese dishes. Haru also offers delivery and takeout which account for approximately 45% of the total sales. The average check size per person was $27.92 in fiscal 2001. Two Haru restaurants were operating in fiscal 2001, a third was opened in May 2001 and we anticipate that two additional restaurants will open in early fiscal 2002.

Restaurant Operations

Our restaurants are centrally managed by the Executive Vice President-Restaurant Operations and are divided among seven geographic regions, each managed by a regional manager. Food preparation in the restaurants is supervised by eight regional chefs.

Each restaurant has a manager and one or more assistant managers responsible for the operation of the restaurant, including personnel matters, local inventory purchasing, maintenance of quality control standards, cleanliness and service.

We use various incentive compensation plans pursuant to which key restaurant personnel share in the results of operations at both a local and company-wide level.

Specific strict guidelines as documented in restaurant operations manuals are followed to assure consistently high quality in customer service and food quality from location to location. Operating specifications are used for quality of ingredients, preparation of food, maintenance of premises and employee conduct and are incorporated in manuals used by the managers, assistant managers and head chefs. Food products and portion sizes are regularly and systematically tested for quality and compliance with our standards. Certain seafood items are purchased in bulk for most of the restaurants under which a certain quantity is purchased at a specific price. Most of the other food products are purchased in local markets. Substantially all of the restaurant operating supplies are purchased centrally and distributed to the restaurants from our warehouse or one of the two bonded warehouses.

The chefs are trained in the teppanyaki or sushi style of cooking and customer service in training programs lasting from eight to twelve weeks. A portion of the training is spent working in a restaurant under the direct supervision of an experienced head chef. The program includes lectures on our method of restaurant operations and training in both tableside and kitchen food preparation as applied in its restaurants. Manager training is similar except that the manager trainee is given in-depth exposure to each position in the restaurant. Other categories of employees are trained by the manager and assistant manager at the restaurant. Ongoing continuing education programs and seminars are provided to restaurant managers and chefs to improve restaurant quality and implement changes in operating policy or menu items.

Marketing

We utilize television, radio, billboard and print media to promote our restaurants, strengthen our brand identity and maintain high name recognition. The advertising programs are tailored to each local market and to print media focused on the business traveler. The advertising program is designed to emphasize the inherently fresh aspects of a Benihana meal and the entertainment value of the food preparation at the table. In fiscal year 2001, we expended $6.2 million on advertising and other marketing, approximately 3.8% of net sales. The entertainment value of the Benihana method of food preparation and service is emphasized to distinguish Benihana from other restaurant concepts.

Franchising

We have, from time to time, franchised experienced restaurant operators (such as Hilton Hotels) in markets in which it considers expansion to be of benefit to the Benihana system. We have begun to more aggressively pursue franchising opportunities, particularly in foreign countries (Central and South America and the Caribbean Islands) where we own the rights to the Benihana trademarks and system.

Franchisees bear all direct costs involved in the development, construction and operation of their restaurants. We provide franchisees support for site selection, prototypical architectural plans, interior and exterior design and layout, training, marketing and sales techniques and opening assistance. All franchisees are required to operate their restaurants in accordance with Benihana standards and specifications including menu offerings, food quality and preparation.

The current standard franchise agreement provides for payment to us of a non-refundable franchise fee of $30,000 to $50,000 per restaurant and royalties of 3% to 6% of sales. In fiscal year 2001 revenues from franchising were $1,378,000.

We presently franchise Benihana restaurants in Anchorage, Alaska; Austin and San Antonio, Texas; Las Vegas and Reno, Nevada; Beverly Hills, California; Seattle, Washington; Key West, Florida; Harrisburg, Pennsylvania; Milwaukee, Wisconsin; Little Rock, Arkansas; Caracas, Venezuela; Lima, Peru and Aruba. To comply with the terms of these franchise agreements entered into by the Company in the United States, we are prohibited from opening additional restaurants within certain areas in which the Company's existing franchises have the exclusive right to open additional restaurants and operate their existing Benihana restaurants. In general, such franchise agreements currently provide for an initial payment to Benihana with respect to each new restaurant opened by a franchisee and continuing royalty payments to the Company based upon a percentage of a franchisee's gross sales from each such restaurant throughout the term of the franchise.

We anticipate that two new franchised Benihana restaurants will open in fiscal 2002: one in Edison, New Jersey and the other in Caracas, Venezuela.

Trade Names and Service Marks

Benihana is Japanese for "red flower". In the United States, the "Benihana" and "Benihana of Tokyo" names and "flower" logo, which management believes to be of material importance to our business, are owned by us and are registered in the United States Patent and Trademark Office and certain foreign countries. We also own registered trademarks of Samurai, Kyoto brands and the "Sushi Doraku by Benihana" concept. Additionally, we have filed an application to register the Haru trademark.

Benihana of Tokyo, Inc. ("BOT"), a privately held company and originator of the Benihana concept, continues to own the rights to the Benihana name and trademarks outside of the United States, Central and South America and the Caribbean Islands. BOT is a principal shareholder of the Company. We have no financial interest in any restaurant operated by BOT.

Employees

At April 1, 2001, we employed 2,895 persons, of which 2,835 were restaurant employees and 60 were corporate personnel. Most employees, except restaurant management and corporate management personnel, are paid on an hourly basis. We also employ some restaurant personnel on a part-time basis to provide the services necessary during the peak periods of restaurant operations. We believe our relationship with our employees is good.

Competition

The casual dining segment of the restaurant industry is expected to remain intensely competitive with respect to price, service, location, and the type and quality of food. Each of our restaurants competes directly or indirectly with locally owned restaurants as well as regional and national chains, and several of our significant competitors are larger or more diversified and have substantially greater resources than the Company. It is also anticipated that growth in the industry will result in continuing competition for available restaurant sites as well as continued competition in attracting and retaining qualified management-level operating personnel. We believe that our competitive position is enhanced by offering quality food selections at an appropriate price with the unique entertainment provided by our chefs in an attractive, relaxed atmosphere.

Government Regulation

Each of our restaurants is subject to licensing and regulation by the health, sanitation, safety standards, fire department and the alcoholic beverage control authorities in the state or municipality where it is located. Difficulties or failure in obtaining the required licensing or requisite approvals could result in delays or cancellations in the opening of new restaurants; termination of the liquor license for any Benihana restaurant would adversely affect the revenues for the restaurant. While to date, we have not experienced any material difficulties in obtaining and maintaining necessary governmental approvals, the failure to obtain or retain, or a delay in obtaining food and liquor licenses or any other governmental approvals could have a material adverse effect on our operating results. Federal and state environmental regulations have not had a material effect on our operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of new restaurants.

We are also subject to federal and state regulations regarding franchise offering and sales. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises, or impose substantive standards on the relationship between franchisee and franchisor.

The Americans with Disabilities Act (the "ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The ADA, which mandates accessibility standards for individuals with physical disabilities, increases the cost of construction of new restaurants and of remodeling older restaurants.

We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions. A significant portion of our food service personnel are paid at rates related to federal or state minimum wage rates, and accordingly, increases in any such minimum wage will increase our labor costs.

Management Information Systems

We provide restaurant managers with centralized financial and management control systems through use of data processing information systems and prescribed reporting procedures.

Each restaurant forwards sales reports, vendor invoices, payroll and other operational data to the home office on a weekly and four-week period basis. We utilize this information to centrally monitor sales, product, labor and other costs and to prepare periodic financial and management reports. We believe that our centralized accounting, payroll and human resources, cash management and information systems improve its ability to control and manage its operations efficiently.

Properties

Of the 58 restaurants we operate at June 30, 2001, six are owned and 52 are leased pursuant to leases, which require either a specific monthly rental, or a minimum rent and additional rent based upon a percentage of gross sales. In addition there are three Benihana restaurants under construction in Santa Monica, California, Irving, Texas and Westbury, New York and two Haru restaurants under construction in New York City, New York. Generally, these leases are "triple net" leases which pass increases in property operating expenses, such as real estate taxes and utilities, through to the Company as tenant. Expiration dates of these leases, including renewal options, range from May 2001 to March 2027.

The following table sets forth the location of our owned restaurants:

Benihana, Sushi                         Approx.                             Approximate Seating
                                                              -------------------------------------------------
Doraku by Benihana                      Sq. Ft. of            Dining                              Sushi         Date
Or Haru Location                        Building              Room              Lounge             Bar         Opened
----------------------                  --------              ----              ------             ----        ------
CALIFORNIA:
Benihana
2100 E. Ball Road
Anaheim  (1)                            8,710                 160                 67               36          March, 1980
Benihana
1496 Old Bayshore Hwy.
Burlingame  (1)                         8,740                 160                 99               27          February, 1978
Benihana
17877 Gale Avenue
City of Industry  (1)                   8,000                 144                 50               30          November, 1988

Benihana
1989 Diamond Blvd.
Concord  (1)                            8,250                 144                 84               18          February, 1980

Benihana
2074 Vallco Fashion Pk.
Cupertino  (1)                          7,937                 144                 45                8          July, 1980
Benihana
16226 Ventura Blvd.
Encino  (2)                             7,790                 152                 64               -0-         October, 1970

Benihana
14160 Panay Way
Marina Del Rey  (1)                     4,840                 96                  66                6          March, 1972

Benihana
136 Olivier Street
Monterey  (2)                           4,856                 112                 33                9          June, 2000
Benihana
4250 Birch Street
Newport Beach  (2)                      8,275                 144                 72               26          March, 1978
Benihana
3760 E. Inland Empire Blvd.
Ontario (1)                             7,433                 144                  8               20          December, 1998
Benihana
5489F Sunrise Blvd.
Citrus Heights
(Sacramento) (1)                        3,798                 88                   8                5          October, 1995
Benihana
477 Camino Del Rio So.
San Diego (1)                           7,981                 144                 68               23          May, 1977
Benihana
1737 Post Street
San Francisco (1)                       7,990                 140                 45               -0-         December, 1980

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)  Lease provides for fixed rent.


Benihana, Sushi                        Approx.                            Approximate Seating
                                                         -------------------------------------------------------
Doraku by Benihana                     Sq. Ft. of            Dining                               Sushi         Date
Or Haru Location                       Building               Room            Lounge               Bar          Opened
----------------------                 --------               ----            ------               ---          ------

Benihana
1447 4th Street
Santa Monica (1)                             7,500             -0-             -0-                 -0-          under construction

Benihana
21327 Hawthorne Blvd.
Torrance (1)                                 7,430             128              63                 28           May, 1980

COLORADO:
Benihana
3295 S. Tamarac Dr.
Denver (1)                                   7,572             128              82                 10           February, 1977
DISTRICT OF COLUMBIA:
Benihana
3222 M Street, NW
Washington (2)                               7,761             136              4                  24           May, 1982
FLORIDA:
Sushi Doraku
300 S.W. 1st Avenue
Ft. Lauderdale (1)                           3,700             N/A             N/A                 103          June, 1998

Sushi Doraku
1100 Lincoln Road
Miami Beach (1)                              3,900             N/A             N/A                 64           June, 2000

Benihana
276 E. Commercial Blvd.
Ft. Lauderdale                               8,965             160              70                 -0-          June, 1970
Benihana
8727 South Dixie Hwy.
Miami (2)
(Kendall)                                    8,700             122              66                 15           March, 1989

Samurai
8717 S.W. 136th St.
Miami (1)                                    8,162             176              42                 -0-          October, 1981
Benihana
1665 N.E. 79th St.
Miami Beach                                  8,938             178              86                 42           September, 1973
Benihana
1751 Hotel Plaza Blvd.
Lake Buena Vista (1)
(Orlando)                                    8,145             128              85                  7           October, 1988

Benihana
3602 S.E. Ocean Blvd.
Stuart                                       8,485             160              69                 57           February, 1977

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)  Lease provides for fixed rent.


Benihana,                                  Approx.                   Approximate Seating
Sushi
                                                              -----------------------------------
Doraku by Benihana                         Sq. Ft. of              Dining                              Sushi        Date
or Haru Location                           Building                 Room            Lounge              Bar         Opened
---------------------                      --------                 ----            ------              ---         ------
GEORGIA:
Benihana
2143 Peachtree Rd., NE
Atlanta [I] (2)                                  8,244              136               65                 16         May, 1974

Benihana
229 Peachtree St. NE
Atlanta [II] (2)                                 6,372              115               34                 11         April, 1981

ILLINOIS:
Sushi Doraku
1139 N. State St.
Chicago (1)                                      4,500              N/A                N/A                71        August, 2000

Benihana
166 East Superior St.
Chicago (1)                                      7,288              144                9                 45         April, 1968

Benihana
747 E. Butterfield Rd.
Lombard                                          9,200              168               51                 -0-        April, 1985

Benihana
1200 E. Higgins Road
Schaumburg                                       8,388              160               48                -0-         July, 1992

Benihana
150 N. Milwaukee Ave.
Wheeling (2)                                     8,500              160                33                6          June, 2001

INDIANA:
Benihana
8830 Keystone Crossing Rd.
Indianapolis (1)                                 8,460              144               93                -0-         February, 1979

KENTUCKY:
Benihana
1510 Lake Shore Court
Louisville (1)                                   7,572              128               88                -0-         July, 1978

MARYLAND:
Benihana
7315 Wisconsin Ave.
Bethesda (1)                                     6,047              128               47                 11         October, 1974

MICHIGAN:
Benihana
18601 Hubbard Dr.
Dearborn (1)                                     7,500              136               40                 46         March, 1977

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)  Lease provides for fixed rent.


Benihana,                                  Approx.                   Approximate Seating
Sushi
                                                              -----------------------------------
Doraku by Benihana                         Sq. Ft. of              Dining                              Sushi        Date
or Haru Location                           Building                 Room            Lounge              Bar         Opened
---------------------                      --------                 ----            ------              ---         ------

Benihana
21150 Haggerty Rd.
Northville (2)                                   8,000              153               20                 11         May, 1989
(Farmington Hills)

Benihana
1985 W. Big Beaver Rd.
Troy (1)                                         8,600              128               46                 57         February, 1996

MINNESOTA:
Benihana
850 Louisiana Ave. So.
Golden Valley                                    10,400             192               45                -0-         September, 1980

NEW JERSEY:
Benihana
840 Morris Turnpike
Short Hills (2)                                  11,500             144               56                 56         October, 1976

Benihana
5255 Marlton Pike
Pennsauken (1)                                   7,000              136               93                 10         February, 1978
(Cherry Hill)

NEW YORK:
Benihana
120 East 56th St.
New York (2)                                     3,859               86               24                -0-         May, 1966

Benihana
47 West 56th St.
New York (2)                                     7,340              112               59                -0-         June, 1973

Benihana
2105 Northern Blvd.
Munsey Park (1)                                  8,252              144               88                 75         December, 1978
(Manhasset)

Benihana
920 Merchant's Concourse
Westbury (1)                                     7,400              -0-               -0-               -0-       under construction

Haru
205 West 43rd Street
New York (2)                                     4,000               -0-              -0-               119         May, 2001

Haru
1327 Third Ave.
New York (2)                                     2,200               -0-              -0-               -0-       under construction

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)  Lease provides for fixed rent.

Benihana,                                  Approx.                              Approximate Seating
Sushi
                                                              --------------------------------------------------------
  Doraku by Benihana                       Sq. Ft. of            Dining                                 Sushi               Date
or Haru Location                           Building               Room            Lounge                 Bar               Opened
---------------------                      --------               ----            ------                 ---               ------

Haru
1329 Third Ave.
New York (2)                               4,000                     -0-              -0-                78         December, 1999

Haru
433 Amsterdam Ave.
New York (2)                               4,000                     -0-              -0-                74         December, 1999

Haru
280 Park Ave.
New York (2)                               6,350                     -0-              -0-               -0-      under construction

OHIO:
Benihana
50 Tri-County Parkway
Cincinnati (1)                             7,669                    144               91                -0-         June, 1978

Benihana
126 East 6th St.
Cincinnati (1)                             5,800                    112               30                -0-         August, 1979

Benihana
23611 Chagrin Blvd.
Beachwood (1)                              10,393                   188               85                -0-         May, 1973
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

Benihana,                                  Approx.                      Approximate Seating
Sushi
                                                            ---------------------------------------------
 Doraku by Benihana                       Sq. Ft. of           Dining                         Sushi                Date
or Haru Location                           Building              Room           Lounge         Bar                Opened
---------------------                      --------              ----           ------         ---                ------

Benihana
1318 Louisiana St.
Houston [I] (2)                        6,938                      128             60             12       May, 1975

Benihana
Irving (2)                             8,565                      -0-             -0-           -0-       under construction

Benihana
9707 Westheimer Rd.
Houston [II] (1)                       7,669                      144             120            10       November, 1977

Benihana
2579 Town Center Blvd.
Sugar Land (1)                         3,800                       96              0             17       July, 1997

UTAH:
Benihana
165 S.W. Temple, Bldg. 1
Salt Lake City (1)                     7,530                      120             72             10       April, 1977

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)  Lease provides for fixed rent.

The Company leases approximately 10,100 square feet of space for its general administrative offices in Miami, Florida at an annual rental of $192,000 and 8,000 square feet for a warehouse in Miami, Florida at an annual rental of $28,000. The leases expire May 31, 2009 and October 31, 2001, respectively.

Item 3.  Legal Proceedings
         -----------------
An action entitled Lixin Zhao v. Benihana Inc. was filed on February 21, 2001, by a former employee in the United States District Court for the Southern District of New York. The complaint also purports to be filed on behalf of other unnamed current and former employees. The complaint sets forth a single claim for alleged violations of the minimum wage provisions of the federal labor laws relating to employee participation in "tip pools". Plaintiff seeks damages consisting of the difference between the hourly wage that the plaintiff was paid and the applicable federal minimum hourly wages. Should the plaintiff prevail she and other current and former employees, to the extent any join the litigation, may be awarded the liquidated damages provided by applicable federal labor laws, and reasonable attorneys' fees and costs. The Company served an answer to the complaint denying the material allegations made and intends to vigorously defend the action. While the Company believes that the complaint has no merit, this action is in its preliminary stages and there can be no assurance that the Company will not be required to pay a material amount in the settlement or other disposition of this matter.

Except for this matter, the Company is not a party to any litigation other than routine claims which are incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
There were no matters submitted to a vote of security holders during the fourth quarter.


                                     PART II


Item 5.  Market for the Company's Common Stock and Related Stockholder Matters
         ---------------------------------------------------------------------
The information required by this Item is incorporated herein by reference to Page 28 of the Company's 2001 Annual Report to Shareholders.

Item 6.  Selected Consolidated Financial Data
         ------------------------------------
The information required by this Item is incorporated herein by reference to Page 1 of the Company's 2001 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

The information required by this Item is incorporated herein by reference to Pages 4 through 9 of the Company's 2001 Annual Report to Shareholders.

Item 7.A. Quantitative and Qualitative Disclosures About Market Risks
          -----------------------------------------------------------
The information required by this item is incorporated herein by reference to Page 9 of the Company's 2001 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
The information required by this Item is incorporated herein by reference to Pages 10 through 26 of the Company's 2001 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Company
          -----------------------------------------------
Directors. The information appearing under the caption "Election of Directors" on Pages 7 through 10 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 16, 2001 (the "Proxy Statement") is incorporated herein by reference.

Item 11.  Executive Compensation
          ----------------------
The information appearing under the caption "Executive Compensation" commencing on Page 14 of the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
The information appearing under the caption "Security Ownership of Certain Beneficial Owners of Management" on Pages 3 through 7 of the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
The information appearing under the captions "Certain Relationships and Related Transactions" commencing on Page 16 of the Proxy Statement is incorporated herein by reference.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------
(a)        1.   Financial Statements:

                The following consolidated financial statements of the Company and its subsidiaries, which are set forth on Pages 10 through 26 of the Company's 2001 Annual Report to Shareholders included herein as Exhibit 13, are incorporated herein by reference as part of this report.

                Consolidated Balance Sheets as of April 1, 2001 and March 26, 2000.

                Consolidated Statements of Income for the years ended April 1, 2001, March 26, 2000 and March 28, 1999.

                Consolidated Statements of Stockholders' Equity for the years ended April 1, 2001, March 26, 2000 and March 28, 1999.

                Consolidated Statements of Cash Flows for the years ended April 1, 2001, March 26, 2000 and March 28, 1999.

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

                4.03 Form of Certificate representing shares of the Company's Class A Common Stock. Incorporated by reference to Exhibit 4.03 to the S-4.

                4.04 Warrant Agreement dated December 1, 1997 between the Company and Douglas M. Rudolph. Incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K dated December 1, 1997.

                4.05 Amendment dated February 15, 2001 to Warrant Agreement December 1, 1997 between Douglas M. Rudolph and the Company.

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

                10.05 1994 Employees' Stock Option Plan Incorporated by reference to Exhibit 10.07 to the S-4.

                10.06 Directors' Stock Option Plan. Incorporated by reference to Exhibit 10.08 to the S-4.

                10.07 Employment Agreement dated April 1, 2001 between Joel A. Schwartz and the Company.

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

                10.12 Employment Agreement dated April 1, 2001 between Taka Yoshimoto and the Company.

                10.13 Amendment dated April 1, 2001 to Employment Agreement dated January 1, 1995 between Michael
                               R. Burris and the Company.

                10.14 Amendment dated April 1, 2001 to Employment Agreement dated October 19, 1998 between Kevin
                               Y. Aoki and the Company.

                10.15 Employment Agreement dated September 1, 2000 between Juan C. Garcia and the Company.

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

                10.19 Employment Agreement dated October 19, 1998 between Kevin Y. Aoki and the Company. Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended March 26, 2000.

                10.20 Amendment dated January 25, 2000 to Employment Agreement dated October 19, 1998 between Kevin
                               Y. Aoki and the Company. Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended March 26, 2000.

                10.21          2000 Employees Class A Common Stock Option Plan.
                               Incorporated by reference to Exhibit A of Benihana Inc.'s Proxy Statement for its Annual Meeting of Stockholders to be held August 3, 2000.

                10.22 Amendment dated April 1, 2001 to Employment Agreement dated September 1, 2001 between Juan
                               C. Garcia and the Company.

                10.23 Consulting Agreement dated April 1, 2001 between Rocky H. Aoki and the Company.

                13.01 Portions of Annual Report to Stockholders for the year ended April 1, 2001.

                21.01          List of Subsidiaries.

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

Date:    June 26, 2001          BENIHANA INC.

By:   /s/ Joel A. Schwartz
      ----------------------------------
          Joel A. Schwartz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the registrant and in the capacities indicated.

Signature                            Title                         Date
---------                            -----                         ----

/s/ Joel A. Schwartz                 President and                 June 26, 2001
--------------------------------
    Joel A. Schwartz                 Director (Principal
                                     Executive Officer)

/s/ Taka Yoshimoto                   Executive Vice President-     June 26, 2001
--------------------------------
    Taka Yoshimoto                   Restaurant Operations
                                     and Director

/s/ Michael R. Burris                Senior Vice President of      June 26, 2001
---------------------------------
    Michael R. Burris                Finance and Treasurer-
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

/s/ Kevin Y. Aoki                    Vice President-               June 26, 2001
---------------------------------
    Kevin Y. Aoki                    Marketing and Director

/s/ Juan C. Garcia                   Vice President-Controller     June 26, 2001
---------------------------------
    Juan C. Garcia

/s/ Darwin C. Dornbush               Secretary and Director        June 26, 2001
---------------------------------
    Darwin C. Dornbush

/s/ John E. Abdo                     Director                      June 26, 2001
---------------------------------
    John E. Abdo

/s/ Norman Becker                    Director                      June 26, 2001
---------------------------------
    Norman Becker

/s/ Max Pine                         Director                      June 26, 2001
----------------------------------
    Max Pine

                                                                   EXHIBIT 4.05
                        DOUGLAS M. RUDOLPH PARTNERS, LTD.
                       1218 Webster - Houston, Texas 77002
-------------------------------------------------------------------------------

February 8, 2001

Benihana Inc.
8685 N.W. 53rd Terrace
Miami, FL  33166
Attn.:  Mr. Joel Schwartz, President

Dear Joel,

This letter will serve as an amendment to the Warrant Agreement dated December 1, 1997 between us, as assignee from Douglas M. Rudolph, and you.

1. The Warrant Expiration Date will be extended to 5:00 p.m. (N.Y. time) on June 1, 2004.
2. Benihana shall have the right of first refusal on the Warrant on the following basis:

           a) Should the Warrantholder desire to sell or exercise any or all of the Warrant, the Warrantholder shall first offer to Benihana the right to purchase that same portion of the Warrant (or, at Benihana's option, as much as 50,000 shares, should the portion to be sold or exercised be less than 50,000 shares);
           b) The purchase price for that portion of the Warrant shall be equal to the average of the closing bid price of the shares of Benihana Class A stock for the five trading-days prior to the Warrantholder's offer to Benihana, minus $8.00 per share, times .95 (a five percent discount on the differential between the sale price and the exercise price), times the number of shares in that portion of the Warrant to be purchased by Benihana under this agreement;
           c) Benihana shall have five business-days from notification by the Warrantholder to exercise its right of first refusal, and shall waive its right to that particular tranche should it not exercise in writing its right to purchase within the five business-day period.

Any exercise by Benihana of its right of first refusal will be paid to the Warrantholder in cash within seven days of notice to exercise. This right of first refusal will not apply should Benihana have knowledge of, or be in discussions to arrange, a secondary offering of its stock to the public, nor shall it apply to intra-family or affiliate transfers of the Warrant so long as the transferee assumes this right of first refusal. Benihana agrees to cause the registration statement pertaining to the shares underlying the Warrant to continue to be available for use in connection with the resale of the shares through the extended Warrant Expiration Date. All other terms and conditions of the original Warrant shall remain unchanged, and in full force and effect.

If this is acceptable, kindly sign in the space provided below whereupon this will be a binding agreement between us.

                 Agreed and accepted this 15th day of February, 2001

Douglas M. Rudolph Partners, Ltd.          Benihana Inc.

By: /s/ Douglas M. Rudolph                 By: /s/ Joel A. Schwartz
-----------------------------------        ------------------------------------
        Douglas M. Rudolph                         Joel A. Schwartz
        Authorized Representative                  President

                                                                  EXHIBIT 10.07
                                      2001
                              EMPLOYMENT AGREEMENT

                     EMPLOYMENT AGREEMENT, dated as of the 1st day of April, 2001 (the "Effective Date"), by and among BENIHANA INC., a Delaware corporation (the "Company") and JOEL A. SCHWARTZ (the "Executive").

                     The Executive has heretofore for many years been employed by the Company and by its predecessor, Benihana National Corp., as its President and Chief Operating Officer and, since 1998, as its President and Chief Executive Officer. The Company and the Executive desire to enter into an employment agreement which will set forth the terms and conditions upon which the Executive shall serve in the employ of the Company and upon which the Company shall compensate the Executive and to replace and supersede the Employment Agreement (the "Prior Agreement"), dated as of May 15, 1995 and amended as of December 11, 1997, September 1, 1998 and January 25, 2000, between the Executive and the Company.

                     NOW THEREFORE, in consideration of the premises and of the mutual covenants hereinafter set forth, the parties hereto have agreed, and do hereby agree, as follows:

                     1.   EMPLOYMENT TERM

                               1.1 The Company will employ the  Executive in its
business and the Executive will work for the Company as President and Chief Executive Officer for a term commencing as of the Effective Date and continuing until March 31, 2006. Executive also agrees to serve as director of the Company and as an officer and director of any subsidiary, if so elected. Employment Period shall mean the term hereof. Executive may terminate this Agreement upon not less than three months prior written notice to the Company in the event that Executive would be required, in order to perform his services hereunder, to move his principal residence from the metropolitan Miami area.

                               1.2 The term "Company" as used in this Agreement
shall be deemed to include any and all present and future subsidiaries and affiliates of the Company

                     2.   DUTIES

                               2.1 During the Employment Period, the Executive
shall perform the duties of President and Chief Executive Officer of the Company and such further executive duties consistent with such position as shall, from time to time, be reasonably delegated or assigned to him by the Board of Directors of the Company consistent with the Executive's abilities.

                     3.   DEVOTION OF TIME

                               3.1 During the Employment Period, the Executive
shall expend substantially all of his working time for the Company; shall devote his best efforts, energy and skill to the services of the Company and the promotion of its interests; and shall not take part in activities detrimental to the best interests of the Company.

                     4.   COMPENSATION

                               4.1 In respect of services to be  performed by
the Executive during the Employment Period, the Company agrees to pay the Executive an annual salary of Three Hundred thirty thousand ($300,000) Dollars ("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.

                               4.2 The Basic Compensation shall be increased by
an amount established by reference to the "Consumer Price Index for Urban Wage Earners and Clerical Workers, New York, New York- Northern New Jersey area published by the Bureau of Labor Statistics of the United States Department of Labor (the "Consumer Price Index"). The base period shall be the month ended December 31, 2000 (the "Base Period"). If the Consumer Price Index for the month of December in any year, commencing in 2001, is greater than the Consumer Price Index for the Base Period, Basic Compensation shall be increased, commencing on April 1 of the next following year, to the amount obtained by multiplying Basic Compensation by a fraction, the numerator of which is the Consumer Price Index for the month of December of the year in which such determination is being made and the denominator of which is the Consumer Price Index for the Base Period.

                               4.3 The Executive shall also be entitled to such
additional increments and bonuses as shall be determined from time to time by the Board of Directors of the Company.

                               4.4 If during the term hereof Executive owns any
options to purchase securities of the Company which securities are publicly traded and which options were granted to him in connection with his service as an employee, officer or director of the Company, the Executive shall have the right at any time after a "Change in Control", as defined in Section 7.1 to cause the Company to repurchase such options from him at a purchase price equal to the difference between (i) the closing price of the appropriate security of the Company (if traded on the New York or American Stock Exchange or quoted in the NASDAQ National Market) or the average between the closing bid and asked prices (if traded on the over-the-counter market) on the date immediately prior to the date on which Executive exercises such right and (ii) the exercise price of such option; provided however, that in no fiscal year of the Company shall the aggregate purchase price of such options exceed five percent (5%) of the total stockholders equity (net worth) of the Company as shown on its audited financial statements for the fiscal year immediately preceding the year in which such right is exercised. Such right shall be exercised by Executive giving the Company written notice thereof and the purchase and sale shall be consummated not more than ten (10) business days after receipt by the Company of the notice of exercise.

                     5.   USE OF AUTOMOBILE; REIMBURSEMENT OF EXPENSES

                               5.1 The Company shall pay directly, or reimburse
the Executive, for all other reasonable and necessary expenses (other than the automobile expenses described in Section 5.2) and disbursements incurred by him for and on behalf of the Company in the performance of his duties during the Employment Period upon submission of vouchers or other evidence thereof in accordance with the Company's usual policies of expense reimbursement.

                               5.2 In addition to the  reimbursement described
in Section 5.1, Executive shall receive an allowance of $300 per month for automobile expenses, including lease costs or purchase price, gasoline and oil and garaging.

                     6.   DISABILITY OR DEATH

                               6.1 If, during the Employment Period, the
Executive shall die, the Company shall pay to such person or persons as Executive shall from time to time designate in writing as the beneficiary of such payment, or, in the absence of such designation, to Executive's estate, ("Beneficiary") the amount of Three Hundred and Fifty Thousand ($350,000) Dollars less the amount of any insurance on Executive's life which has been purchased by the Company for the payment to the Beneficiary. Such payment shall be made in a lump sum within Ninety (90) days of the death of the Executive.

                               6.2 In the event Executive's employment hereunder
shall terminate because Executive has incurred a "Disability", as hereinafter defined, then there shall be paid to Executive the amount of "Long Term Compensation" set forth in Section 9. In such case such amount shall be paid to Executive in Sixty (60) equal monthly installments. Such payments shall commence on the first day of month next following such termination of employment. In the event Executive shall suffer an event which might reasonably be considered a Disability, either the Company or the Executive (or the Executive's legal representative) shall have the right to give to the other party written notice of such termination on 15 days notice. In the event the parties shall in good faith disagree on whether Executive is suffering a Disability, final determination shall be made by a doctor reasonable acceptable to both parties. "Disability" shall mean the inability of Executive, for a continuous period of more than twelve (12) months, to perform substantially all of his regular duties and carry out substantially all of his responsibilities hereunder because of physical or mental incapacity. The Company shall have the right to have Executive examined by a competent doctor for purposes of determining his physical or mental incapacity.

                               6.3 The  obligations  of the Company  under
Section 6.2 may be satisfied, in whole or in part, by payments to the Executive under disability insurance provided by the Company, and under laws providing disability benefits for employees.

                     7.   CHANGE IN CONTROL

                               7.1 In the event at any time after the Effective
Date, a majority of the Board of Directors is composed of persons who are not "Continuing Directors", as hereinafter defined, which event is defined to mean a "Change in Control", Executive shall have the option, to be exercised by written notice to the Company, to resign as an employee and terminate this Agreement, effective as of such date specified in the notice of exercise and immediately upon such termination to receive payment of a sum equal to the product of (A) the Basic Compensation in effect on the date of such termination multiplied (B) by the number of years (both full and partial) remaining in the term hereof had such termination not occurred. The payment to be made upon the exercise of the option by the Executive in accordance with the provisions of the preceding sentence is defined as the "Severance Payment". The Severance Payment shall be made to Executive not later than twenty (20) days after the date designated by the Executive as the date upon which Executive's resignation as an employee and termination of his Employment is to be effective. The Severance Payment shall constitute liquidated damages and not a penalty, and Executive shall not be obligated to seek employment to mitigate his damages; nor shall any compensation the Executive receives from any party subsequent to such termination be an offset to the amount of the Severance Payment.

                               7.2  "Continuing  Directors"  shall mean (i) the
directors of the Company at the close of business on April 1, 2001, and (ii) any person who was or is recommended to (A) succeed a Continuing Director or (B) become a director as a result of an increase in the size of the Board, in each case, by a majority of the Continuing Directors then on the Board.

                               7.3 In the event that payments to Executive under
this Section 7, plus payments made under Section 9 on account of a Change in Control, plus any other payments or other benefits made by the Company to Executive on account of a Change in Control would, in the opinion of tax counsel selected by the Company and reasonably acceptable to the Executive ("Tax Counsel"), be subject, in whole or in part, to the excise tax (the "Excise Tax") imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), as determined as provided below, the total amount of such payments shall be reduced (with the Executive having the option as to which payments are to bear the burden of such reduction) until no portion of such payments would be subject to the Excise Tax. For the purpose of this provision, (i) only the portion of such payments which in the opinion of Tax Counsel constitute a "parachute payment" within the meaning of Section 280G(b)(2) of the Code shall be taken into account and (ii) such payments shall be reduced only to the extent necessary so that such payments would not be subject to the Excise Tax, in the opinion of Tax Counsel.

                     8.   TERMINATION OF EMPLOYMENT WITHOUT CAUSE

                     Upon any termination of the Executive's employment without "Cause" as hereafter defined, the Executive shall be entitled to receive an amount computed in the same manner as the Severance Payment not later than 20 days after any such termination. This payment shall constitute liquidated damages and not a penalty, and Executive shall not be obligated to seek employment to mitigate his damages; nor shall any compensation the Executive receives from any party subsequent to such termination be an offset to the amount of such payment. As used herein, the term "Cause" shall mean:(i) Executive's deliberate and intentional refusal (except by reason of incapacity due to mental or physical illness or disability) to comply with the provisions of Section 3.1 of this Agreement relating to the time and effort to be devoted by the Executive to the business and affairs of the Company after demand for performance by the Company that specifically identifies the manner in which the Company alleges the Executive has not performed his duties, (ii) the Executive's proven dishonesty with respect to the Company, disloyalty, Executive's gross negligence or willful misconduct which, in any case, results in demonstrable material harm to the Company, (iii) the breach by the Executive of his covenant not to compete contained in Section 10.4 hereof, (iv) the continuing breach of any of the other covenants on the Executive's part herein set forth resulting in, or which may reasonably be expected to result in a substantial adverse effect on the Company, or (v) Executive's conviction of a crime involving moral turpitude.

                     9.     LONG TERM COMPENSATION

                     In recognition of Executive's many years of service to the Company and its predecessors, in the event Executive's employment with the Company is terminated (i) involuntarily during the term of this agreement other than for Cause in accordance with Section 8, (ii) as a result of a Change of Control in accordance with Section 7, (iii) as a result of Executive's incurring a Disability as contemplated by Section 6.2 or (iv) as a result of the failure of the Company and Executive to reach agreement on a renewal, extension or replacement of this Agreement upon expiration of the term hereof, the Company shall pay Executive, as additional long term compensation, an amount equal to Five (5) times Executive's Basic Compensation in effect as at the time of such termination of employment. Such payments shall be in addition to the payments contemplated by Sections 7 or 8, respectively. In the case of termination by the Company for reasons other than Cause or termination on account of a Change in Control, such payment shall be made in two installments - 50% at the time of termination and the remaining 50% on the first anniversary of such date. In the case of termination on account of Disability or termination because of the failure to renew, extend or replace this Agreement, such payment shall be made in 60 equal monthly installments. Nothing in this provision shall imply any obligation of Executive to enter into an extension, renewal or replacement of this Agreement or to be reasonable in negotiating any such extension, renewal or replacement.

                     10.   CONFIDENTIAL INFORMATION; INVENTIONS;
                           RESTRICTIVE COVENANT

                               10.1 The Executive agrees not to divulge, furnish
or make available to anyone (other than in the regular course of business of the Company) any knowledge or information with respect to the Company, or with respect to any other confidential or secret aspect of the Company's activities.

                               10.2 Any methods, developments, inventions and/or
improvements, whether patentable or unpatentable, which the Executive may conceive or make along the lines of the Company's business while in its employ as an employee or consultant, shall be and remain the property of the Company. The Executive further agrees on request to execute patent applications based on such methods, developments, inventions and/or improvements, including any other instruments deemed necessary by the Company for the prosecution of such patent application or the acquisition of Letters Patent of this and any foreign country.

                               10.3 The Executive agrees to communicate and
make known to the Company all knowledge possessed by him relating to any methods, developments, inventions and/or improvements, whether patented, patentable or unpatentable, which concern in any way the business of the Company, whether acquired by him before or during the term hereof, provided, however, that nothing herein shall be construed as requiring any such communication where the method, development, invention and/or improvement is lawfully protected from disclosure as the trade secret of a third party or by any other lawful bar to such communication.

                               10.4 The services of the  Executive  are unique
and extraordinary and essential to the business of the Company, especially since the Executive shall have access to the Company's customer lists, trade secrets and other privileged and confidential information essential to the Company's business. Therefore, the Executive agrees that if his employment hereunder shall at any time be terminated for any reason (other than by the Company. without Cause), the Executive will not at any time within one (1) year after such termination, without the prior written approval of the Company, directly or indirectly, within the United States of America, or any other area in which the Company shall then conduct substantial operations, engage in any business activity "competitive with the business of the Company", as hereinafter defined, and further, the Executive agrees that during such one (1) year period he shall not solicit, directly or indirectly, any employee or customer or account of the Company who at the time of such termination was then actively being solicited by the Company. For the purpose of this agreement a business activity competitive with the business of the Company shall include only (i) the operation or franchising of restaurants of a type then being operated, or under construction, by the Company and (ii) the sale, at wholesale or retail, of products similar in type and quality to those being marketed by the Company at the time of Executive's termination of employment.

                     11.   VACATIONS

                               The Executive shall be entitled to reasonable
vacations during each twelve-month period of the term hereof, the time and duration thereof to be determined by mutual agreement between the Executive and the Company.

                     12.   PARTICIPATION IN EMPLOYEE BENEFIT PLANS

                               The Executive and any  beneficiary of the
Executive shall be accorded the right to participate in and receive benefits under and in accordance with the provisions of any pension, profit-sharing, insurance, bonus, deferred compensation, medical and dental insurance or reimbursement, stock option, or other plan or program of the Company now in existence or hereafter adopted for the benefit of its executive employees.

                     13.  INJUNCTIVE RELIEF

                               The Executive acknowledges and agrees that, in
the event he shall violate any of the restrictions of Section 10 hereof, the Company will be without adequate remedy at law and will therefor be entitled to enforce such restrictions by temporary or permanent injunctive or mandatory relief obtained in an action or may have at law or in equity, and the Executive hereby consents to the jurisdiction of such Court for such purpose, provided that reasonable notice of any proceeding is given, it being understood that such injunction shall be in addition to any remedy which the Company may have at law or otherwise.

                     14.  ASSIGNMENT, ETC.

                               This Agreement,  as it relates to the employment
of the Executive, is a personal contract and the rights and interests of the Executive hereunder may not be sold, transferred, assigned, pledged or hypothecated. Except as otherwise expressly provided, this Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

                     15.  RIGHT TO PAYMENTS, ETC.

                               The Executive shall not under any circumstances
have any option or right to require payments hereunder otherwise than in accordance with the terms hereof. To the extent allowed by law, the Executive shall not have any power of anticipation, alienation or assignment of payments contemplated hereunder, and all rights and benefits of the Executive, and no other person shall acquire any right, title or interest hereunder by reason of any sale, assignment, transfer, claim or judgment or bankruptcy proceedings against the Executive.

                     16.  NOTICES, ETC.

                               Any notice required or permitted to be given to
the Executive pursuant to this Agreement shall be sufficiently given if sent to the Executive by certified mail addressed to him at the following address:
4100 North 36th Avenue, Hollywood, Florida, 33021, or at any such other address as he shall designate by notice to the Company, and any notice required or permitted to be given to the Company pursuant to this Agreement shall be sufficiently given if sent to the Company by certified mail addressed to it at 8685 Northwest 53rd Terrace, Miami, Florida 33166, attention of Corporation Secretary, or such other address as the Company shall designate by notice to the Executive, with a copy to Herschel S. Weinstein, Esq., Dornbush Mensch Mandelstam & Schaeffer, LLP, 747 Third Avenue, New York, New York, 10017.

                     17.  GOVERNING LAW

                               This  Agreement  shall be  governed  by, and
construed in accordance with the laws of the State of Florida, applicable to agreements made and to be performed solely within such state.

                     18.  WAIVER OF BREACH; PARTIAL INVALIDITY

                               The waiver by either party of a breach of any
provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach. If any provisions of this Agreement shall be held to be invalid or unenforceable, such invalidity or unenforceability shall attach only to such provision and not in any way affect or render invalid or unenforceable any other provisions of this Agreement, and this Agreement shall be carried out as if such invalid or unenforceable provision were not embodied therein.

                     19.  ENTIRE AGREEMENT

                               This Agreement  constitutes the entire agreement
between the parties hereto and there are no representations, warranties or commitments except as set forth herein. This Agreement supersedes all prior and contemporaneous agreements, understandings, negotiations and discussions, including the Prior Agreement, whether written or oral, of the parties hereto relating to the transactions contemplated by this Agreement. This Agreement may be amended only in writing executed by the parties hereto affected by such amendment.

                     IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the day and year first above written.

                                BENIHANA INC.


                                By: /s/ Taka Yoshimoto
                                ------------------------------------
                                        Taka Yoshimoto, Executive Vice President


                                 /s/    Joel A. Schwartz
                                 ------------------------------------
                                        Joel A. Schwartz

                                                                  EXHIBIT 10.12
                                      2001
                              EMPLOYMENT AGREEMENT


                     AGREEMENT dated as of this 1st day of April, 2001, (the "Effective Date") by and between BENIHANA INC., a Delaware corporation (the "Company"), and TAKA YOSHIMOTO (the "Executive").

                                R E C I T A L

                     The Executive has for many years been employed by the Company and by its predecessor, Benihana National Corp. as its Executive Vice President - Operations. The Company and the Executive desire to enter into a new employment agreement which will set forth the terms and conditions upon which the Executive shall serve in the employ of the Company and upon which the Company shall compensate the Executive and to replace and supercede the Employment Agreement between the parties hereto dated April 1, 1995 and amended by an Amendment No. 1 dated December 11, 1997, by an Amendment No. 2 dated September 1, 1998 and by an Amendment No. 3 dated January 25, 2000 (the "Prior Agreement").

                     NOW, THEREFORE, in consideration of the mutual covenants herein contained, it is hereby agreed by and between the Company and Executive as follows:

                     1. ENGAGEMENT AND TERM. The Company hereby employs Executive and Executive hereby accepts such employment by the Company on the terms and conditions set forth herein, for a period commencing on the Effective Date of this Agreement and ending, unless sooner terminated in accordance with the provisions of Section 5 hereof, on March 31, 2006 (the "Employment Period").

                     2. SCOPE OF DUTIES. Executive shall be employed by the Company as its Executive Vice President - Operations. In such capacities, the Executive shall have such authority, powers and duties customarily attendant upon such offices. If elected or appointed, Executive shall also serve, without additional compensation, in one or more offices and, if and when elected, as a director of the Company or any subsidiary or affiliate of the Company, provided that his duties and responsibilities are not inconsistent with those pertaining to his position as stated above. Executive shall faithfully devote his full business time and efforts so as to advance the best interests of the Company. During the Employment Period, Executive shall not be engaged in any other business activity, whether or not such business activity is pursued for profit or other pecuniary advantage, unless same is only incidental and is in no way, directly or indirectly, competitive with, or opposed to the best interests of the Company.

                     3.        COMPENSATION.

                               3.1        Basic  Compensation.  In respect of
                                          -------------------
services to be performed by the Executive during the Employment Period, the Company agrees to pay the Executive an annual salary of One Hundred Twenty-Five Thousand Dollars ($165,000) ("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.

                               3.2        Cost of Living Adjustments.  The Basic
                                          --------------------------
Compensation shall be increased by an amount established by reference to the "Consumer Price Index for Urban Wage Earners and Clerical Workers, New York, New York- Northern New Jersey area published by the Bureau of Labor Statistics of the United States Department of Labor (the "Consumer Price Index"). The base period shall be the month ended December 31, 2000 (the "Base Period"). If the Consumer Price Index for the month of December in any year, commencing in 2001, is greater than the Consumer Price Index for the Base Period, Basic Compensation shall be increased, commencing on April 1 of the next following year, to the amount obtained by multiplying Basic Compensation by a fraction, the numerator of which is the Consumer Price Index for the month of December of the year in which such determination is being made and the denominator of which is the Consumer Price Index for the Base Period.

                               3.3        Discretionary Increases.  The
                                          -----------------------
Executive shall also be entitled to such additional increments and bonuses as shall be determined from time to time by the Board of Directors of the Company.

                               3.3        Other Benefits.
                                          --------------

                                          (a)       Executive shall be entitled
to participate, at Company's expense, in the major medical health insurance plan, and all other health, insurance or other benefit plans applicable generally to executive officers of the Company.

                                          (b)       During the Employment
Period, Executive will be entitled to paid vacations and holidays consistent with the Company's policy applicable to executives generally. All vacations shall be scheduled at the mutual convenience of the Company and the Executive.

                               4.         TERMINATION  OF  EMPLOYMENT.  The
provisions of Section 1 of this Agreement notwithstanding, the Company may terminate this Agreement and Executive's employment hereunder in the manner and for the causes hereinafter set forth, in which event the Company shall be under no further obligation to Executive other than as specifically provided herein:

                               4.1        If  Executive  is absent from work or
otherwise substantially unable to assume his normal duties for a period of sixty (60) successive days or an aggregate of ninety (90) business days during any consecutive twelve-month period during the Employment Period because of physical or mental disability, accident, illness, or any other cause other than vacation or approved leave of absence, the Company may thereupon, or any time thereafter while such absence or disability still exists, terminate the employment of Executive hereunder upon ten (10) days' written notice to Executive.

                               4.2        In the event of the death of
Executive, this Agreement shall immediately terminate on the date thereof.

                               4.3        If Executive materially breaches or
violates any material term of his employment hereunder, or commits any criminal act or an act of dishonesty or moral turpitude, in the reasonable judgment of the Company's Board of Directors, then the Company may, in addition to other rights and remedies available at law or equity, immediately terminate this Agreement upon written notice to Executive with the date of such notice being the termination date and such termination being deemed for "cause."

                               4.4        In the event  Executive's employment
shall be terminated by reason of the provisions of Section 4.2 or 4.3, then in such event, the Company shall pay to Executive, if living, or other person or persons as Executive may from time to time designate in writing as the beneficiary of such payment a sum, equal to the basic compensation in effect at the time which such death or disability occurred, such payment to continue for three months after such death or disability.

                     5. DISCLOSURE OF CONFIDENTIAL INFORMATION AND COVENANT NOT TO COMPETE. Executive acknowledges that the Company possesses confidential information, know-how, customer lists, purchasing, merchandising and selling techniques and strategies, and other information used in its operations of which Executive will obtain knowledge, and that the Company will suffer serious and irreparable damage and harm if this confidential information were disclosed to any other party or if Executive used this information to compete against the Company. Accordingly, Executive hereby agrees that except as required by Executive's duties to the Company, Executive without the consent of the Company's Board of Directors, shall not at any time during or after the term of this contract disclose or use any secret or confidential information of the Company, including, without limitation, such business opportunities, customer lists, trade secrets, formulas, techniques and methods of which Executive shall become informed during his employment, whether learned by him as an Executive of the Company, as a member of its Board of Directors or otherwise, and whether or not developed by the Executive, unless such information shall be or become public knowledge other than as a result of the Executive's direct or indirect disclosure of the same.

                     Executive further agrees that for a period of one year following the termination of Executive's employment, the Company, except as a result of the breach by the Company of any material term or condition hereof, Executive will not, directly or indirectly, alone or with others, individually or through or by a corporate or other business entity in which he may be interested as a partner, shareholder, joint venturer, officer or director or otherwise, engage in the United States in "any business which is competitive with that of the Company or any of its subsidiaries" as hereinafter defined, provided, however, that the foregoing shall not be deemed to prevent the ownership by Executive of up to five percent of any class of securities of any corporation which is regularly traded on any stock exchange or over-the-counter market. For the purpose of this Agreement, a business activity competitive with the business of the Company or any of its subsidiaries, shall include only (i) the operation or franchise of restaurants selling Japanese, or other oriental food, or restaurants of a type then being operated by the Company, or any of its subsidiaries; and (ii) the sale at wholesale or retail of oriental food products.

                     6.        REIMBURSEMENT OF EXPENSES; USE OF AUTOMOBILE.
                               6.1.       The Company shall further pay
directly, or reimburse the Executive, for all other reasonable and necessary expenses and disbursements incurred by him for and on behalf of the Company in the performance of his duties during the Employment Period upon submission of vouchers or other evidence thereof in accordance with the Company's usual policies of expense reimbursement.

                               6.2.       In addition to the reimbursement
described in Section 6.1, Executive shall receive an allowance of $200 per month for automobile expenses, including lease costs or purchase price, gasoline, oil and garaging.

                     7.        CHANGE IN CONTROL.

                               7.1. In the event at any time after the Effective
Date, a majority of the Board of Directors is composed of persons who are not "Continuing Directors", as hereinafter defined, which event is defined to mean a "Change in Control", Executive shall have the option, to be exercised by written notice to the Company, to resign as an employee and terminate this Agreement, effective as of such date specified in the notice of exercise and immediately upon such termination to receive payment of a sum equal to the product of (A) the Basic Compensation in effect on the date of such termination multiplied (B) by the number of years (both full and partial) remaining in the term hereof had such termination not occurred. The payment to be made upon the exercise of the option by the Executive in accordance with the provisions of the preceding sentence is defined as the "Severance Payment". The Severance Payment shall be made to Executive not later than twenty (20) days after the date designated by the Executive as the date upon which Executive's resignation as an employee and termination of his Employment is to be effective. The Severance Payment shall constitute liquidated damages and not a penalty, and Executive shall not be obligated to seek employment to mitigate his damages; nor shall any compensation the Executive receives from any party subsequent to such termination be an offset to the amount of the Severance Payment.

                               7.2  "Continuing  Directors"  shall mean (i) the
directors of the Company at the close of business on April 10, 2001, and (ii) any person who was or is recommended to (A) succeed a Continuing Director or (B) become a director as a result of an increase in the size of the Board, in each case, by a majority of the Continuing Directors then on the Board.

                               7.3 If during the term hereof Executive owns any
options to purchase securities of the Company which securities are publicly traded and which options were granted to him in connection with his service as an employee, officer or director of the Company, the Executive shall have the right at any time after a "Change in Control" to cause the Company to repurchase such options from him at a purchase price equal to the difference between (i) the closing price of the appropriate security of the Company (if traded on the New York or American Stock Exchange or quoted in the NASDAQ National Market) or the average between the closing bid and asked prices (if traded on the over-the-counter market) on the date immediately prior to the date on which Executive exercises such right and (ii) the exercise price of such option; provided however, that in no fiscal year of the Company shall the aggregate purchase price of such options exceed five percent (5%) of the total stockholders equity (net worth) of the Company as shown on its audited financial statements for the fiscal year immediately preceding the year in which such right is exercised. Such right shall be exercised by Executive giving the Company written notice thereof and the purchase and sale shall be consummated not more than ten (10) business days after receipt by the Company of the notice of exercise.

                     8. TERMINATION OF EMPLOYMENT WITHOUT CAUSE. Upon any termination of the Executive's employment without cause, the Executive shall be entitled to receive an amount computed in the same manner as the Severance Payment not later than 20 days after any such termination. This payment shall constitute liquidated damages and not a penalty, and Executive shall not be obligated to seek employment to mitigate his damages; nor shall any compensation the Executive receives from any party subsequent to such termination be an offset to the amount of such payment.


                     9.        MISCELLANEOUS PROVISIONS.

                               9.1        Section  headings are for convenience
only and shall not be deemed to govern, limit, modify or supersede the provisions of this Agreement.

                               9.2        This  Agreement is entered  into in
the State of Florida and shall be governed pursuant to the laws of the State of Florida. If any provision of this Agreement shall be held by a court of competent jurisdiction to be invalid, illegal or unenforceable, the remaining provisions hereof shall continue to be fully effective.

                               9.3        This  Agreement contains the entire
agreement of the parties regarding this subject matter. There are no contemporaneous oral agreements, and all prior understandings, agreements, negotiations and representations are merged herein. This Agreement replaces and supercedes the Prior Agreement.

                               9.4        This Agreement may be modified only
by means of a writing signed by the party to be charged with such modification.

                               9.5        Notices or other communications
required or permitted to be given hereunder shall be in writing and shall be deemed duly given upon receipt by the party to whom sent at the respective addresses set forth below or to such other address as any party shall hereafter designate to the other in writing delivered in accordance herewith:

                     If to the Company:

                               Benihana Inc.
                               8685 NW 53rd Terrace
                               Miami, Florida   33166-0120

                     If to Executive:

                               Taka Yoshimoto
                               7010 N.W. 186th Street - #516
                               Miami, Florida  33015

                               9.6        This Agreement shall inure to the
benefit of, and shall be binding upon, the Company, its successors and assigns, including, without limitation, any entity that may acquire all or substantially all of the Company's assets and business or into which the Company may be consolidated or merged. This Agreement may not be assigned by Executive.

                               9.7        This Agreement may be executed in
separate counterparts, each of which shall constitute the original hereof.

                     IN WITNESS WHEREOF, the parties have set their hands as of the date first above written.

                                   BENIHANA INC.


                                   By:    /s/ Joel A. Schwartz
                                   ----------------------------------
                                              Joel A. Schwartz, President

                                   /s/ Taka Yoshimoto
                                   -----------------------------------
                                       Taka Yoshimoto

                                                                  EXHIBIT 10.13
               AMENDMENT NO. 4 TO EMPLOYMENT AGREEMENT


                               Amendment  No. 4 dated as of April 1, 2001 (the
"Effective Date") to Employment Agreement dated January 1, 1995, amended December 11, 1997, September 1, 1998 and January 25, 2000 (as amended, the "Agreement") by and between BENIHANA INC. (the "Company") and MICHAEL R. BURRIS (the "Employee").

                               Unless otherwise defined herein, capitalized
terms shall have the respective meanings assigned to them in the Agreement.

                               The parties agree that the Agreement shall be
amended as follows:

                               Effective as of the Effective Date, Section 3.1
of the Agreement, as heretofore amended, is further amended to read in its entirety as follows:

                               3.1        Basic  Compensation.  In respect of
                                          -------------------
services to be performed by the Employee during the Employment Period from and after the Effective Date, the Company agrees to pay the Employee an annual salary of One Hundred Forty-Seven Thousand, Five Hundred Dollars ($147,500) ("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.

                               Except as modified herein, the Agreement remains
in full force and effect in accordance with its terms without revocation or change.

                               IN WITNESS WHEREOF, the undersigned have executed
this Amendment No. 4 as of the date and year first above written.

                                  BENIHANA INC.


                                  By: /s/ Joel A. Schwartz
                                  ------------------------------------
                                          Joel A. Schwartz, President


                                  /s/ Michael R. Burris
                                  -------------------------------------
                                      Michael R. Burris

                                                                  EXHIBIT 10.14
              AMENDMENT NO. 2 TO EMPLOYMENT AGREEMENT


                               Amendment No. 2 dated as of April 1, 2001 (the
"Effective Date") to Employment Agreement dated September 1, 1998 and amended January 25, 2000 (as amended, the "Agreement") by and between BENIHANA INC. (the "Company") and KEVIN AOKI (the "Employee").

                               Unless otherwise defined herein, capitalized
terms shall have the respective meanings assigned to them in the Agreement.

                               The parties agree that the Agreement shall be
amended as follows, effective as of the Effective Date:

                     A. Section 1.1 of the Agreement, as heretofore amended, is hereby amended to read in its entirety as follows:

                                                    1.1       Term.  Subject to
                                                              ----
the terms and conditions of this Agreement, the Company will continue to employ the Employee for an extended term continuing until March 31, 2004.

                     B. Section 3.1 of the Agreement, as heretofore amended, is hereby amended to read in its entirety as follows:

                                                     3.1     Basic Compensation.
                                                             ------------------
In respect of services to be performed by the Employee during the Employment Period from and after the Effective Date, the Company agrees to pay the Employee an annual salary of One Hundred Twenty-Two Thousand, Five Hundred Dollars ($122,500) ("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.

                               Except as modified herein, the Agreement remains
in full force and effect in accordance with its terms without revocation or change.

                               IN WITNESS WHEREOF, the undersigned have executed
this Amendment No. 2 as of the date and year first above written.

                                  BENIHANA INC.


                                  By: /s/ Joel A. Schwartz
                                  ---------------------------------
                                          Joel A. Schwartz, President


                                   /s/ Kevin Aoki
                                   ---------------------------------
                                       Kevin Aoki

                                                                  EXHIBIT 10.15
                         EMPLOYMENT AGREEMENT


                     AGREEMENT dated this 1st day of September 2000, by and between Benihana National Corp., a Delaware corporation (the "Company"), and Juan C. Garcia (the "Employee").

                           R E C I T A L:

                     The Company is desirous of employing Employee and Employee is desirous of being employed by the Company on the terms and conditions hereinafter set forth.

                     NOW, THEREFORE, in consideration of the mutual covenants herein contained, it is hereby agreed by and between the Company and Employee as follows:

                     1.        Engagement  and Term. The Company hereby employs
                               --------------------
Employee and Employee hereby accepts such employment by the Company on the terms and conditions set forth herein, for a period commencing on September 1, 2000 (the "Effective Date") and ending, unless sooner terminated in accordance with the provisions of Section 4 hereof, on the third anniversary of such Effective Date (the "Employment Period").

                     2.        Scope of Duties.  Employee shall be employed by
                               ---------------
the Company as its Vice President/Controller. The Employee shall have such authority, powers and duties customarily attendant upon such position. If elected or appointed, Employee shall also serve, without additional compensation, in one or more offices and, if and when elected, as a director of the Company or any subsidiary or affiliate of the Company, provided that his duties and responsibilities are not inconsistent with those pertaining to his position as stated above. Employee shall faithfully devote his full business time and efforts so as to advance the best interests of the Company. During the Employment Period, Employee shall not be engaged in any other business activity, whether or not such business activity is pursued for profit or other pecuniary advantage, unless same is only incidental and is in no way, directly or indirectly, competitive with, or opposed to the best interests of the Company.

                        3.       Compensation.
                                 -------------

                               3.1        Basic  Compensation.  In respect of
                                          -------------------
services to be performed by the Employee during the Employment Period, the Company agrees to pay the Employee an annual salary of Ninety-Five Thousand Dollars ($95,000) ("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.

                               3.2        Discretionary  Increases.  The
                                          ------------------------
Employee shall also be entitled to such additional increments and bonuses as shall be determined from time to time by the Board of Directors of the Company.

                               3.4        Other Benefits.
                                          --------------

                                          (a)       Employee shall be entitled
to participate in any bonus or incentive compensation or similar plans adopted by the Company.

                                          (b)       Employee shall be entitled
to participate, at Company's expense, in the major medical health insurance plan, and all other health, insurance or other benefit plans applicable generally to executive officers of the Company.

                                          (c)       During the Employment
Period, Employee will be entitled to paid vacations and holidays consistent with the Company's policy applicable to executives generally. All vacations shall be scheduled at the mutual convenience of the Company and the Employee.

                     4.        Term of Employment.  The provisions of Section 1
                               ------------------
of this Agreement notwithstanding, the Company may terminate this Agreement and Employee's employment hereunder in the manner and for the causes hereinafter set forth, in which event the Company shall be under no further obligation to Employee other than as specifically provided herein:

                               A.         If Employee is absent from work or
otherwise substantially unable to assume his normal duties for a period of sixty (60) successive days or an aggregate of ninety (90) business days during any consecutive twelve-month period during the Employment Period because of physical or mental disability, accident, illness, or any other cause other than vacation or approved leave of absence, the Company may thereupon, or any time thereafter while such absence or disability still exists, terminate the employment of Employee hereunder upon ten (10) days' written notice to Employee.

                               B.         In the event of the death of Employee,
this Agreement shall immediately terminate on the date thereof.

                               C.         If Employee materially breaches or
violates any material term of his employment hereunder, or commits any criminal act or an act of dishonesty or moral turpitude, in the reasonable judgment of the Company's Board of Directors, then the Company may, in addition to other rights and remedies available at law or equity, immediately terminate this Agreement upon written notice to Employee with the date of such notice being the termination date and such termination being deemed for "cause."

                               D.         In the event  Employee's  employment
shall be terminated by reason of the provisions of subparagraph A or B of this
Section 4, then in such event, the Company shall pay to Employee, if living, or other person or persons as Employee may from time to time designate in writing as the beneficiary of such payment a sum, equal to the basic compensation in effect at the time which such death or disability occurred, such payment to continue for three months after such death or disability.

                     5.        Disclosure  of  Confidential  Information  and
                               ----------------------------------------------
Covenant  Not to Compete.  Employee  acknowledges  that the  Company  possesses
------------------------
confidential information, know-how, customer lists, purchasing, merchandising and selling techniques and strategies, and other information used in its operations of which Employee has knowledge, and that the Company will suffer serious and irreparable damage and harm if this confidential information were disclosed to any other party or if Employee used this information to compete against the Company. Accordingly, Employee hereby agrees that except as required by Employee's duties to the Company, Employee without the consent of the Company's Board of Directors, shall not at any time during or after the term of this contract disclose or use any secret or confidential information of the Company, including, without limitation, such business opportunities, customer lists, trade secrets, formulas, techniques and methods of which Employee shall become informed during his employment, whether learned by him as an Employee of the Company, as a member of its Board of Directors or otherwise, and whether or not developed by the Employee, unless such information shall be or become public knowledge other than as a result of the Employee's direct or indirect disclosure of the same.

                     Employee further agrees that for a period of one year following the termination of Employee's employment, the Company, except as a result of the breach by the Company of any material term or condition hereof, Employee will not, directly or indirectly, alone or with others, individually or through or by a corporate or other business entity in which he may be interested as a partner, shareholder, joint venturer, officer or director or otherwise, engage in the United States in "any business which is competitive with that of the Company or any of its subsidiaries" as hereinafter defined, provided, however, that the foregoing shall not be deemed to prevent the ownership by Employee of up to five percent of any class of securities of any corporation which is regularly traded on any stock exchange or over-the-counter market. For the purpose of this Agreement, a business activity competitive with the business of the Company or any of its subsidiaries, shall include only (i) the operation or franchise of restaurants selling Japanese, or other oriental food, or restaurants of a type then being operated by the Company, or any of its subsidiaries; and (ii) the sale at wholesale or retail of oriental food products.

                     6.        Reimbursement  of Expenses.  The Company shall
                               --------------------------
further pay directly, or reimburse the Employee, for all other reasonable and necessary expenses and disbursements incurred by him for and on behalf of the Company in the performance of his duties during the Employment Period upon submission of vouchers or other evidence thereof in accordance with the Company's usual policies of expense reimbursement.

                     7.  Change In Control.
                         -----------------
                               7.1 In the event at any time after the Effective
Date, a majority of the Board of Directors is composed of persons who are not "Continuing Directors", as hereinafter defined, and Employee's employment is terminated by the Company other than for one of the reasons set forth in Section 4 hereof, Employee shall not be obligated to seek employment to mitigate his damages, if any, to which he may be entitled for breach of this Agreement.

                               7.2  "Continuing  Directors"  shall mean (i) the
directors of the Company at the close of business on  September 1, 2000,  and
(ii) any person who was or is recommended to (A) succeed a Continuing Director or (B) become a director as a result of an increase in the size of the Board, in each case, by a majority of the Continuing Directors then on the Board.

                     8.        Miscellaneous Provisions.

                               8.1   Section  headings  are for  convenience
only and shall not be deemed to govern, limit, modify or supersede the provisions of this Agreement.

                               8.2   This  Agreement is entered  into in the
State of Florida and shall be governed pursuant to the laws of the State of Florida. If any provision of this Agreement shall be held by a court of competent jurisdiction to be invalid, illegal or unenforceable, the remaining provisions hereof shall continue to be fully effective.

                               8.3    This  Agreement  contains  the  entire
agreement of the parties regarding this subject matter. There are no contemporaneous oral agreements, and all prior understandings, agreements, negotiations and representations are merged herein.

                               8.4    This Agreement may be modified only by
means of a writing signed by the party to be charged with such modification.

                               8.5    Notices or other communications required
or permitted to be given hereunder shall be in writing and shall be deemed duly given upon receipt by the party to whom sent at the respective addresses set forth below or to such other address as any party shall hereafter designate to the other in writing delivered in accordance herewith:


                     If to the Company:

                               Benihana National Corp.
                               8685 NW 53rd Terrace
                               Miami, Florida   33166-0120

                     If to Employee:

                               Juan Garcia
                               5900 SW 112th Street
                               Pine Crest, Florida  33156

                               8.6    This Agreement shall inure to the benefit
of, and shall be binding upon, the Company, its successors and assigns, including, without limitation, any entity that may acquire all or substantially all of the Company's assets and business or into which the Company may be consolidated or merged. This Agreement may not be assigned by Employee.

                     IN WITNESS WHEREOF, the parties have set their hands as of the date first above written.

                               BENIHANA NATIONAL CORP.



                               By: /s/ Joel A. Schwartz
                               ------------------------------------
                                       Joel A. Schwartz, President


                               /s/ Juan C. Garcia
                               ------------------------------------
                                   Juan C. Garcia

                                                                  EXHIBIT 10.22
                AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT


                               Amendment  No.  1 dated as of April  1,  2001
(the "Effective Date") to Employment Agreement dated September, 2000 (the "Agreement") by and between BENIHANA INC. (the "Company") and JUAN C. GARCIA (the "Employee").

                               Unless otherwise defined herein, capitalized
terms shall have the respective meanings assigned to them in the Agreement.

                               The parties agree that the Agreement shall be
amended as follows:

                               A.       Section 1 of the Agreement is hereby
amended to read in its entirety as follows:

                                                  1.      Engagement  and  Term.
                                                          ---------------------
                             The  Company  hereby  employs   Employee  and
                             Employee accepts such employment by the Company on the terms and conditions set forth herein, for a period commencing on September 1, 2000 and ending, unless sooner terminated on accordance with the provisions of Section 4 hereof, on September 1, 2003 (the "Employment Period").

                               B.       Effective as of the Effective Date,
Section 3.1 of the Agreement, as heretofore amended, is further amended to read in its entirety as follows:

                                                   3.1      Basic  Compensation.
                                                            -------------------
                             In respect of services to be performed by the Employee during the Employment Period from and after the Effective Date, the Company agrees to pay the Employee an annual salary of One Hundred Five Thousand ($105,000) Dollars ("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.

                               Except as modified herein, the Agreement remains
in full force and effect in accordance with its terms without revocation or change.

                               IN WITNESS WHEREOF, the undersigned have executed
this Amendment No. 1 as of the date and year first above written.

                                  BENIHANA INC.



                                  By:/s/ Joel A. Schwartz
                                  -----------------------------------
                                         Joel A. Schwartz, President



                                  /s/ Juan C. Garcia
                                  ------------------------------------
                                      Juan C. Garcia

                                                                  EXHIBIT 10.23
                       CONSULTING AGREEMENT


                               This  CONSULTING  AGREEMENT, dated as of the 1st
day of April, 2001 (the "Effective Date") by and between BENIHANA INC., a Delaware corporation (the "Company") and ROCKY H. AOKI (the "Consultant").

                               The Consultant has heretofore for many years been
retained by the Company and by Benihana National Corp ("BNC"), a Delaware corporation, a predecessor corporation of the Company and, as of the Effective Date, a wholly owned subsidiary of the Company, as a consultant and, prior to May 18, 1998 as its Chief Executive Officer and Chairman of the Board. The Company and the Consultant desire to enter into a consulting agreement which will set forth the terms and conditions upon which the Consultant shall serve as a consultant to the Company and upon which the Company shall compensate the Consultant, and to replace and supersede the Employment Agreement (the "Prior Agreement"), dated as of May 15, 1995 and amended December 11, 1997 and May 18, 1998 between the Consultant and the Company.

                               NOW THEREFORE, in consideration of the premises
and of the mutual covenants hereinafter set forth, the parties hereto have agreed, and do hereby agree, as follows:

                               10   EMPLOYMENT; TERM
                                    ----------------
                                          1.1 Subject to the terms and
provisions of this Agreement, the Company will continue to employ the Consultant in its business and the Consultant will continue to work for the Company as a consultant for an extended term continuing until March 31, 2006. "Consulting Period" shall mean the term hereof. Such employment may be terminated by the Company at any time for "cause", which shall be limited to
(i) Consultant's deliberate and intentional refusal (except by reason of incapacity due to mental or physical illness or disability) to comply with the provisions of Section 3.1 of this Agreement relating to the time and effort to be devoted by the Consultant to the business and affairs of the Company after demand for performance by the Company that specifically identifies the manner in which the Company alleges the Consultant has not performed his duties, (ii) the Consultant's proven dishonesty with respect to the Company, disloyalty, Consultant's gross negligence or wilful misconduct which, in any case, results in demonstrable material harm to the Company, (iii) the breach by the Consultant of his covenant not to compete contained in Section 9.4 hereof, (iv) the continuing breach of any of the other covenants on the Consultant's part herein set forth resulting in, or which may reasonably be expected to result in a substantial adverse effect on the Company, or (v) Consultant's conviction of a crime involving moral turpitude.

                                          1.2 The term  "Company"  as used in
this Agreement shall be deemed to include any and all present and future subsidiaries and affiliates of the Company.

                               20   DUTIES
                                    ------
                                             During the Consulting  Period, the
Consultant shall perform such duties as a consultant as may be, from time to time, reasonably delegated or assigned to him by the Board of Directors of the Company consistent with the Consultant's abilities.

                               30   DEVOTION OF TIME
                                    ----------------
                                             During the Consulting  Period,
the Consultant shall expend a substantial part of his working time for the Company; shall devote his best efforts, energy and skill to the services of the Company and the promotion of its interests; and shall not take part in activities detrimental to the best interests of the Company. Nothing in this Agreement shall preclude the Consultant during the term of this Agreement from engaging, directly or indirectly, in any business activity which is not competitive with the then existing business of the Company and Consultant shall be permitted to spend portions of his working time and best efforts, energy and skill as is necessary to fulfill his duties as an officer, director or employee of Benihana of Tokyo, Inc. ("BOT") provided such activities are in compliance with, and do not constitute a breach of (i) the Agreement and Plan of Reorganization dated December 29, 1994 among BOT, BNC, the Company and BNC Merger Corp. (the "Reorganization Agreement") and (ii) the License Agreement, dated May 15, 1995, between the Company and BOT (the "License").

                               40   COMPENSATION
                                    ------------
                                          4.1 In respect of services to be
performed by the Consultant during the Employment Period, the Company agrees to pay the Consultant an annual salary of Six Hundred Thousand ($600,000) Dollars ("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.

                                          4.2 The Basic  Compensation  shall be
increased by an amount established by reference to the "Consumer Price Index for Urban Wage Earners and Clerical Workers, New York, New York, all items - Series A-01" published by the Bureau of Labor Statistics of the United States Department of Labor (the "Consumer Price Index"). The base period shall be the month ended December 31, 2000 (the "Base Period"). If the Consumer Price Index for the month of December in any year, commencing in 2001, is greater than the Consumer Price Index for the Base Period, Basic compensation shall be increased, commencing on March 1 of the next following year, to the amount obtained by multiplying Basic Compensation by a fraction, the numerator of which is the Consumer Price Index for the month of December of the year in which such determination is being made and the denominator of which is the Consumer Price Index for the Base Period.

                                          4.3 The Consultant shall also be
entitled to such additional increments and bonuses as shall be determined from time to time by the Board of Directors of the Company.

                               50   USE OF AUTOMOBILE; REIMBURSEMENT OF EXPENSES
                                    --------------------------------------------
                                          5.1 The Company shall pay directly,
or reimburse the Consultant, for all other reasonable and necessary expenses (other than the automobile expenses described in Section 5.2) and disbursements incurred by him for and on behalf of the Company in the performance of his duties during the Employment Period upon submission of vouchers or other evidence thereof in accordance with the Company's usual policies of expense reimbursement. a65535 In addition to the reimbursement described in Section 5.1, Consultant shall receive an allowance which is commensurate with his consulting duties hereunder and consistent with Company policy for automobile expenses, including lease costs or purchase price, gasoline and oil and garaging.

                               60   DISABILITY, DEATH OR RETIREMENT
                                    -------------------------------
                                          6.1 If during the Employment Period,
the Consultant shall die, voluntarily retire or have a "Disability", as hereinafter defined, then there shall be paid to Consultant, if living, or other person or persons as Consultant shall from time to time designate in writing as the beneficiary of such payment ("Beneficiary") a sum equal to fifty (50%) percent of the Compensation paid for the Company's fiscal year immediately preceding the year in which such death, retirement or Disability occurred; such reduced payment to continue for the remainder of the term of this Agreement.

                                          6.2 "Disability"  shall mean the
inability of Consultant, for a continuous period of more than twelve (12) months, to perform substantially all of his regular duties and carry out substantially all of his responsibilities hereunder because of physical or mental incapacity. The Company shall have the right to have Consultant examined by a competent doctor for purposes of determining his physical or mental incapacity. In the event Executive's employment hereunder shall terminate because Executive has incurred a Disability, the payments referred to in
Section 6.1 shall commence on the first day of month next following such termination of employment. In the event Executive shall suffer an event which might reasonably be considered a Disability, either the Company or theExecutive (or the Executive's legal representative shall have the right to give to the other party written notice of such termination on 15 days notice. In the event the parties shall in good faith disagree on whether Executive is suffering a Disability, final determination shall be made by a doctor reasonable acceptable to both parties.

                                          6.3 If the Consultant shall be able
to resume his full duties after a Disability, he shall commence to receive his full Compensation from and after the date on which he shall have resumed full employment.

                                          6.4 The  obligations of the Company
under Articles 6.1 and 6.2 may be satisfied, in whole or in part, by payments to the Consultant under disability insurance provided by the Company, and under laws providing disability benefits for employees.

                               70   CONFIDENTIAL INFORMATION; INVENTIONS;
                                    -------------------------------------
RESTRICTIVE COVENANT
--------------------
                                          7.1 The Consultant  agrees not to
divulge, furnish or make available to anyone (other than in the regular course of business of the Company) any knowledge or information with respect to the Company, or with respect to any other confidential or secret aspect of the Company's activities.

                                          7.2 Any methods,  developments,
inventions and/or improvements, whether patentable or unpatentable, which the Consultant may conceive or make along the lines of the Company's business while in its employ as an Consultant or consultant, shall be and remain the property of the Company. The Consultant further agrees on request to execute patent applications based on such methods, developments, inventions and/or improvements, including any other instruments deemed necessary by the Company for the prosecution of such patent application or the acquisition of Letters Patent of this and any foreign country.

                                          7.3 The Consultant  agrees to
communicate and make known to the Company all knowledge possessed by him relating to any methods, developments, inventions and/or improvements, whether patented, patentable or unpatentable, which concern in any way the business or the Company, whether acquired by him before or during the term hereof, provided, however, that nothing herein shall be construed as requiring any such communication where the method, development, invention and/or improvement is lawfully protected from disclosure as the trade secret of a third party or by any other lawful bar to such communication.

                                          7.4 The  services of the Consultant
are unique and extraordinary and essential to the business of the Company, especially since the Consultant shall have access to the Company's customer lists, trade secrets and other privileged and confidential information essential to the Company's business. Therefore, the Consultant agrees that if his employment or consulting hereunder shall at any time be terminated for any reason whatsoever, the Consultant will not at any time within three (3) years after such termination, without the prior written approval of the Company, directly or indirectly, within the United States of America (excluding the State of Hawaii), or any other area in which the Company shall then conduct substantial operations, engage in any business activity competitive with the business of the Company; and further, the Consultant agrees that during such three (3) year period he shall not solicit, directly or indirectly, any employee or customer or account of the Company who at the time of such termination was then actively being solicited by the Company. For the purpose of this agreement a business activity competitive with the business of the Company shall include
(i) the operation or franchising of restaurants of a type then being operated, or under construction, by the Company and (ii) the sale, at wholesale or retail, of (A) food products bearing the trade name or trademarks of any company engaged in the hospitality industry or (B) oriental food products, if the Company is marketing food products, at wholesale or retail, at the time of Consultant's termination of employment.

                               80           VACATIONS
                                            ---------
                                          The Consultant shall be entitled to
reasonable vacations during each twelve-month period of the term hereof, the time and duration thereof to be determined by mutual agreement between the Consultant and the Company.

                               90  PARTICIPATION IN EMPLOYEE BENEFIT PLANS
                                   ---------------------------------------
                                          To the extent permitted by the terms
of such plans and of any insurance policies purchased under such plans, the Consultant and any beneficiary of the Consultant shall be accorded the right to participate in and receive benefits under and in accordance with the provisions of any insurance, medical and dental insurance or reimbursement program of the Company.

                               100  KEY MAN INSURANCE
                                    -----------------
                                          The Company presently owns life
insurance policy on the Consultant's life in the face amount of Five Million Dollars. The Company shall remain the owner and beneficiary thereof and shall pay the annual premium of such policy during the term hereof. Upon the termination of the Consulting Period, for any reason whatsoever, the policy shall be assigned to Consultant.


                               110  INJUNCTIVE RELIEF
                                    -----------------
                                          The Consultant  acknowledges  and
agrees that, in the event he shall violate any of the restrictions of Articles
3 and 7 hereof, the Company will be without adequate remedy at law and will therefor be entitled to enforce such restrictions by temporary or permanent injunctive or mandatory relief obtained in an action or may have at law or in equity, and the Consultant hereby consents to the jurisdiction of such Court for such purpose, provided that reasonable notice of any proceeding is given, it being understood that such injunction shall be in addition to any remedy which the Company may have at law or otherwise.

                               120  ASSIGNMENT
                                    ----------
                                          This  Agreement,  as it relates to
the employment of the Consultant, is a personal contract and the rights and interests of the Consultant hereunder may not be sold, transferred, assigned, pledged or hypothecated. Except as otherwise expressly provided, this Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

                               130   RIGHT TO PAYMENTS, ETC.
                                     -----------------------
                                          The Consultant shall not under any
circumstances have any option or right to require payments hereunder otherwise than in accordance with the terms hereof. To the extent allowed by law, the Consultant shall not have any power of anticipation, alienation or assignment of payments contemplated hereunder, and all rights and benefits of the Consultant, and no other person shall acquire any right, title or interest hereunder by reason of any sale, assignment, transfer, claim or, judgment or bankruptcy proceedings against the Consultant.

                               140  NOTICES, ETC.
                                    -------------
                                          Any notice  required or permitted to
be given to the Consultant pursuant to this Agreement shall be sufficiently given if sent to the Consultant by certified mail addressed to him at: 8685 Northwest 53rd Terrace, Miami, Florida, 33166, or at any such other address as he shall designate by notice to the Company, and any notice required or permitted to be given to the Company pursuant to this Agreement shall be sufficiently given if sent to the Company by certified mail addressed to it at 8685 N. W. 53rd Terrace, Miami, Florida, 33166, attention of Corporation Secretary, or such other address as the Company shall designate by notice to the Consultant, with a copy to Herschel S. Weinstein, Esq., Dornbush Mensch Mandelstam & Schaeffer, 747 Third Avenue, New York, New York, 10017.

                               150  GOVERNING LAW
                                    -------------
                                          This Agreement shall be governed by,
and construed in accordance with the laws of the State of New York, applicable to agreements made and to be performed solely within such state.

                               160   WAIVER OF BREACH; PARTIAL INVALIDITY
                                     ------------------------------------
                                          The waiver by either  party of a
breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach. If any provisions of this Agreement shall be held to be invalid or unenforceable, such invalidity or unenforceability shall attach only to such provision and not in any way affect or render invalid or unenforceable any other provisions of this Agreement, and this Agreement shall be carried out as if such invalid or unenforceable provision were not embodied therein.

                               170   ENTIRE AGREEMENT
                                     ----------------
                                          This  Agreement  constitutes  the
entire agreement between the parties hereto and there are no representations, warranties or commitments except as set forth herein. This Agreement supersedes all prior and contemporaneous agreements, understandings, negotiations and discussions, whether written or oral, of the parties hereto relating to the transactions contemplated by this Agreement. This Agreement may be amended only in writing executed by the parties hereto affected by such amendment.

                               IN WITNESS WHEREOF, the undersigned have executed
this Agreement as of the day and year first above written.

                                  BENIHANA INC.


                                  By: /s/ Joel A. Schwartz
                                  ----------------------------------
                                          Joel A. Schwartz, President



                                  /s/ Rocky H. Aoki
                                  -----------------------------------
                                      Rocky H. Aoki

                                                                  EXHIBIT 13.01
                              ANNUAL REPORT

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

 (In thousands, except per share information)

Year ended                                                                           April 1,         March 26,         March 28,
                                                                                       2001             2000               1999
------------------------------------------------------------------------------------------------------------------------------------


Revenues

Restaurant sales                                                                      $161,865          $136,389         $118,351
Franchise fees and royalties                                                             1,378             1,088              798
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                         163,243           137,477          119,149
------------------------------------------------------------------------------------------------------------------------------------

Costs and Expenses

Cost of food and beverage sales                                                         43,301            36,588             30,964
Restaurant operating expenses                                                           89,427            74,088             65,188
Selling, general and administrative expenses                                            13,690            11,402             11,343
Restaurant opening costs                                                                 1,453               566                 12
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                               147,871           122,644            107,507
------------------------------------------------------------------------------------------------------------------------------------

Income from operations                                                                  15,372            14,833             11,642

Interest expense, net                                                                    1,233             1,297              1,644
Minority interest                                                                           40                81

------------------------------------------------------------------------------------------------------------------------------------
Income from operations before income taxes                                              14,099            13,455              9,998
Income tax provision                                                                     5,008             4,722              3,480
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                              $9,091            $8,733             $6,518
------------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share

Basic earnings per common share                                                          $1.47             $1.41              $1.06
Diluted earnings per common share                                                        $1.38             $1.32              $1.02
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share information)

                                                                                April 1,                  March 26,
                                                                                  2001                      2000
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                                 $   935                    $ 1,165
     Receivables                                                                   734                        481
     Inventories                                                                 4,149                      3,613
     Prepaid expenses                                                            1,122                        765
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                             6,940                      6,024

Property and equipment, net                                                     54,104                     43,564
Deferred income taxes, net                                                       2,973                      3,290
Goodwill, net                                                                   16,478                     17,302
Other assets                                                                     5,434                      5,265
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               $85,929                    $75,445
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                     $16,486                    $14,471
     Current maturity of bank debt                                               2,000                      1,750
     Current maturity of other long-term debt                                      145                        251
     Current maturities of obligations
          under capital leases                                                     702                        629
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       19,333                     17,101

Long-term debt - bank                                                           12,500                     12,500
Long-term debt - other                                                                                        145
Obligations under capital leases                                                 1,371                      2,073

Minority interest                                                                   40                         81
Commitments and Contingencies
Stockholders' Equity:
     Series A Redeemable Convertible Preferred stock - $1.00 par value;
         authorized - 5,000,000 shares; issued
         and outstanding - 700 shares in 2001 and 2000                               1                          1
     Common stock - $.10 par value; convertible into Class
         A Common stock; authorized - 12,000,000 shares; issued and outstanding
         - 3,579,116 and 3,576,616 shares in
         2001 and 2000, respectively                                               358                        358
     Class A Common stock - $.10 par value; authorized -
         20,000,000 shares; issued and outstanding -
         2,589,713 and 2,580,202 shares in 2001 and 2000,
         respectively                                                              259                        258
     Additional paid-in capital                                                 14,847                     14,756
     Retained earnings                                                          37,336                     28,288
     Treasury Stock - 9,177 shares of Class A
         Common stock at cost                                                     (116)                      (116)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                      52,685                     43,545
----------------------------------------------------------------------------------------------------------------------------------
                                                                                $85,929                    $75,445
----------------------------------------------------------------------------------------------------------------------------------

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share information)

                                                                                      Additional                           Total
                                                  Preferred   Common      Class A      Paid-in    Retained  Treasury   Stockholders'
                                                    Stock      Stock    Common Stock   Capital    Earnings    Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 29, 1998                              $ 1      $ 357         $ 252      $14,600      $13,129      $(116)     $28,223

     Net income                                                                                       6,518                   6,518

     Dividend on preferred stock                                                                        (50)                    (50)
     Conversion of 300 shares of preferred stock

         into 45,113 shares of Class A common stock                             4           (4)
     Issuance of 500 shares of common stock

         under exercise of options                                                           2                                    2
     Issuance of 867 shares of Class A common

         stock under exercise of options                                                     6                                    6

-----------------------------------------------------------------------------------------------------------------------------------


Balance, March 28, 1999                                 1        357          256        14,604       19,597      (116)      34,699

     Net income                                                                                        8,733                  8,733
     Dividend on preferred stock                                                                         (42)                   (42)
     Issuance of 5,000 shares of common stock

         Under exercise of options                                                           16                                  16
     Issuance of 16,109 shares of Class A

         Common stock under exercise of options                                 2           128                                 130
     Issuance of 650 shares of Class A common

         stock for incentive compensation                          1                          8                                   9

-----------------------------------------------------------------------------------------------------------------------------------


Balance, March 26, 2000                                  1       358          258         14,756       28,288      (116)     43,545

     Net income                                                                                         9,091                 9,091
     Dividend on preferred stock                                                                          (43)                  (43)
     Issuance of 2,500 shares of common stock

         Under exercise of options                                                            14                                 14
     Issuance of 9,511 shares of Class A

         Common stock under exercise of options                                 1             77                                 78

-----------------------------------------------------------------------------------------------------------------------------------

Balance, April 1, 2001                                $ 1     $ 358         $ 259        $14,847      $37,336      $(116)   $52,685
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share information)

                                                                                April 1,      March 26,     March 28,
                                                                                  2001          2000          1999
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                                 $9,091         $8,733        $6,518
     Adjustments to reconcile net income to net cash
        Provided by operating activities:
        Depreciation and amortization                                            5,178          4,349         3,887

        Minority interest                                                          (40)            81
        Deferred income taxes                                                      317             95           396
        Issuance of common stock for incentive compensation                                         9
        Change in operating assets and liabilities that provided
          (used) cash:
          Receivables                                                             (253)          (212)          116
          Inventories                                                             (536)          (417)          662
          Prepaid expenses                                                        (357)          (111)          123
          Other assets                                                            (497)          (534)         (150)
          Accounts payable and accrued expenses                                  2,015           3,818         1,174
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       14,918          15,811        12,726
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
     Business acquisition, net of cash acquired                                                 (8,445)
     Expenditures for property and equipment                                   (14,548)         (9,643)       (7,212)
     Other                                                                         (19)            (21)          (18)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) investing activities                                        (14,567)        (18,109)       (7,230)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
     Dividends paid on preferred stock                                             (43)            (42)          (50)

     Proceeds from issuance of long-term debt                                    6,500           7,700
     Repayment of long-term debt and obligations under
        capital leases                                                          (7,130)         (6,024)       (4,939)
     Proceeds from issuance of common stock                                         92             145             8
-----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                               (581)          1,779        (4,981)
-----------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                              (230)          (519)           515
Cash and cash equivalents, beginning of year                                     1,165          1,684          1,169
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                          $  935         $1,165         $1,684
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information Cash paid during the fiscal year for:
     Interest                                                                   $1,376         $1,087         $1,159
     Income taxes                                                               $6,254         $3,815         $2,992
Business acquisitions, net of cash acquired:
     Fair value of assets acquired, other than cash                                            $2,830
     Liabilities assumed                                                                         (157)
     Purchase price in excess of the net assets acquired                                        5,772
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               $8,445
-----------------------------------------------------------------------------------------------------------------------------------
During the fiscal year ended March 28, 1999, 300 shares of Preferred stock were converted into 45,113 shares of Class A Common Stock

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED APRIL 1, 2001, MARCH 26, 2000 AND MARCH 28, 1999
------------------------------------------------------------

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Operations - Benihana Inc., including its majority owned subsidiaries (the "Company"), owned and operated 51 teppanyaki style and five sushi restaurants and franchised 16 others as of April 1, 2001. The Company has the rights to open, license and develop Benihana restaurants in the United States, Central and South America and the Caribbean islands.

           Basis of Presentation - The consolidated financial statements include the assets, liabilities and results of operations of its majority-owned subsidiaries. The ownership of other interest holders including attributable income and losses is reflected as minority interest. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates within only one reportable operating segment.

           The Company has a 52/53-week fiscal year. All of the years presented in these financial statements consist of 52 weeks except for the year ended April 1, 2001, which consist of 53 weeks.

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

           Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal 2001 classifications.

           Franchise and License Fee Revenue Recognition - The Company recognizes initial franchise fees as income when substantially all of its obligations are satisfied, which generally coincides with the opening of the franchised restaurants. The Company also receives continuing royalty fees based upon a percentage of each franchised restaurant's gross revenues. Royalty fees are recognized as income when earned.

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

           Goodwill is being amortized on a straight-line basis over a 25-year period for the acquisition of Rudy's Restaurant Group, Inc. in 1997 and over a 15-year period for the acquisition of 80% of Haru Holding Corp. in 1999. The amortization period represents the estimated benefit period for each of the businesses acquired. Accumulated amortization of goodwill was $2,206,000 at April 1, 2001.

           The Company capitalizes all direct costs incurred to construct restaurants. Upon opening, these costs are depreciated and charged to expense based upon their property classification. The amount of interest capitalized in connection with restaurant construction was approximately $345,000 in fiscal year 2001 and was nil in fiscal years 2000 and 1999.

           Accounting for Long-Lived Assets - The Company periodically evaluates its net investment in restaurant properties and goodwill for impairment for events or changes in circumstances that indicate the carrying amounts of an asset may not be recoverable. During the periods presented, no such impairment had occurred.

           Accounting for the Costs of Computer Software Developed or Obtained for Internal Use - The Company capitalizes and records in other assets the cost of computer software obtained for internal use and amortizes such costs over a three-year period.

           Derivative Instruments - The Company utilizes interest rate swap agreements to hedge exposure to fluctuations in variable interest rates. The Company recognizes the interest differential to be paid or received on an interest rate swap as an adjustment to interest expense as the differential occurs. If the Company was to terminate an interest rate swap, any gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify or would be recognized immediately if the underlying debt instrument were settled prior to maturity.

           Stock-Based Compensation - The Company accounts for stock based compensation under the intrinsic value method of accounting for stock based compensation and has disclosed pro forma net income and earnings per share amounts using the fair value method.

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

           The computation of basic earnings per common share and diluted earnings per common share for each year is shown below (in thousands):

                                                                           April 1,            March 26,           March 28,
                                                                             2001                 2000               1999
                                                                     ----------------      ----------------      --------------

         Income from operations                                               $9,091                $8,733              $6,518
         Less preferred dividends                                               (43)                  (42)                (50)
                                                                     ----------------      ----------------      --------------
         Income for computation of basic
              earnings per common share                                        9,048                 8,691               6,468
         Convertible preferred dividends (See Note 12)                            43                    42                  50
                                                                     ----------------      ----------------      --------------
         Income for computation of diluted
              earnings per common share                                       $9,091                $8,733              $6,518
                                                                     ================      ================      ==============

         Weighted average number of common
              shares in basic earnings per share                               6,165                 6,147               6,105
         Effect of dilutive securities:
              Stock options and warrants                                         341                   384                 180
              Convertible preferred shares (See Note 12)                         105                   105                 134
                                                                     ----------------      ----------------      --------------
         Weighted average number of common
              shares and dilutive potential common
              shares used in diluted earnings per share                        6,611                 6,636               6,419
                                                                     ================      ================      ==============


           Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of this statement for the first quarter of fiscal 2002 did not have a material impact on the Company's financial statements.

2.         ACQUISITION

           The Company's financial statements and the discussion and data presented below reflect the acquisitions by the Company of 80% of the equity of Haru Holding Corp. ("Haru") on December 6, 1999. Haru owns and operates two sushi restaurants in New York City. The purchase price paid in cash at closing was approximately $8.4 million. The acquisition was accounted for using the purchase method of accounting and the operating results of Haru have been included in the Company's consolidated statements of earnings since the date of acquisition. The ownership of the minority interest including attributable income and losses is reflected as minority interest. The excess of the purchase price over the acquired tangible and intangible net assets of approximately $5.8 million was allocated to goodwill and is being amortized on a straight-line basis over 15 years. Additionally, lease acquisition costs of $2.1 million relating to a lease for a Haru restaurant location in the Times Square area of Manhattan was included in the purchase price. The costs to acquire this lease is amortized on a straight-line basis over the remaining 14 years balance of the lease term.

3.         FAIR VALUE OF FINANCIAL INSTRUMENTS

           The Company has estimated the fair value of financial instruments that are included as assets and liabilities in the accompanying consolidated balance sheets. The carrying value of cash and cash equivalents and receivables approximate fair value because of the short-term nature of these instruments. The carrying value of the cash surrender value of officer's life insurance approximates the fair value because of the nature of the life insurance contract.

           The fair value of outstanding borrowings under the Company's long-term debt agreement approximates the carrying value since the interest rate floats subject to market conditions. The value of the interest rate swap agreement included in the fair value of the debt was obtained from dealer quotes which represent the estimated amount the Company would receive or pay to terminate the agreement taking into consideration current market interest rates. The estimated fair value of outstanding borrowings was $14,746,000 and the carrying value was $14,645,000 at April 1, 2001 and the estimated fair value of outstanding borrowings was $14,673,000 and the fair value was $14,646,000 at March 26, 2000.

4.         INVENTORIES

                Inventories consist of (in thousands):

                                                                                         April 1,                   March 26,
                                                                                           2001                        2000
                                                                                  ------------------            ---------------

                Food and beverage                                                            $1,634                     $1,450
                Supplies                                                                      2,515                      2,163
                                                                                  ------------------            ---------------

                                                                                             $4,149                     $3,613
                                                                                  ==================            ===============

5.         PROPERTY AND EQUIPMENT

                Property and equipment consist of (in thousands):

                                                                                       April 1,                    March 26,
                                                                                         2001                        2000
                                                                                  -------------------           ----------------

                Land                                                                          $5,925                     $5,925
                Buildings                                                                     12,035                     11,924
                Leasehold improvements                                                        44,110                     35,385
                Restaurant furniture, fixtures, and equipment                                 19,272                     17,592
                Restaurant facilities and equipment under
                     capital leases                                                            7,638                      7,638
                                                                                  -------------------           ----------------
                                                                                              88,980                     78,464

                Less accumulated depreciation and amortization
                    (Including accumulated amortization of
                    restaurant facilities and equipment under
                    capital leases of $6,810 and $6,508 in 2001
                    and 2000, respectively)                                                  43,969                     41,842
                                                                                  -------------------           ----------------
                                                                                              45,011                     36,622
                Construction in progress                                                       9,093                      6,942
                                                                                  -------------------           ----------------

                                                                                             $54,104                    $43,564
                                                                                  ===================           ================

6.         OTHER ASSETS

                Other assets consist of (in thousands):

                                                                                      April 1,                     March 26,
                                                                                        2000                         2000
                                                                                  ------------------            ---------------

                Lease acquisition costs, net                                                 $2,605                     $2,683
                Premium on liquor licenses                                                      947                        961
                Security deposits                                                               958                        545
                Long-term receivables                                                           105                        181
                Computer software costs, net                                                    261                        291
                Deferred financing charges, net                                                 194                        259
                Cash surrender value of
                     life insurance policy                                                      364                        345
                                                                                  ------------------            ---------------

                                                                                             $5,434                     $5,265
                                                                                  ==================            ===============

7.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                Accounts payable and accrued expenses consist of (in thousands):

                                                                                        April 1,                   March 26,
                                                                                          2001                        2000
                                                                                  -------------------          -----------------

                Accounts payable                                                        $6,999                     $5,325
                Accrued payroll, incentive
                     compensation and related taxes                                      3,005                      3,162
                Accrued sales taxes                                                      1,061                        750
                Unredeemed gift certificates                                               902                        759
                Accrued percentage rent                                                    900                        842
                Accrued property taxes                                                     590                        481
                Accrued income taxes                                                                                1,205
                Other accrued operating expenses                                         3,029                      1,947
                                                                                  -------------------          -----------------

                                                                                       $16,486                    $14,471
                                                                                 ===================          =================


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

                The amounts of operating and capital lease obligations are as follows (in thousands):

                                                                           Operating            Capital
                                                                              Leases            Leases
                                                                         ---------------    ---------------
                Fiscal year ending:
                2002                                                             $4,850               $893
                2003                                                              5,570                785
                2004                                                              5,561                458
                2005                                                              5,527                289
                2006                                                              5,411                 26
                Thereafter                                                       36,302
                                                                         ---------------    ---------------

                Total minimum lease payments                                    $63,221             $2,451
                                                                         ===============
                Less amount representing interest                                                      378
                                                                                            ---------------
                Total obligations under capital leases                                               2,073
                Less current maturities                                                                702
                                                                                            ---------------
                Long-term obligations under capitalized
                   Leases at April 1, 2001                                                          $1,371
                                                                                            ===============

                Rental expense consists of (in thousands):

                                                                            April 1,          March 26,        March 28,
                                                                              2001               2000            1999
                                                                         ----------------------------------------------------

                Minimum rental commitments                                       $6,497             $5,665            $4,844
                Rental based on percentage of sales                               2,298              1,711             1,491
                                                                         ----------------------------------------------------
                                                                                 $8,795             $7,376            $6,335
                                                                         ====================================================


                In September 1999, the Company entered into a $25,000,000 master lease agreement with its principal bank lender, First Union National Bank and two other banks, to finance land acquisition and construction of new restaurants. Under the agreement, a grantor trust purchases properties selected by the Company, finances all of the construction costs and leases the facilities to the Company upon their completion. The initial term of the lease is for five years and the lease can be renewed upon approval by all parties to the transaction. The Company accounts for the lease as an operating lease. Upon maturity, the Company retains the option to purchase all of the properties owned by the trust. However, if the Company elects not to purchase the properties, the Company provides a residual guaranty for the leased facilities and is liable for the decline in market value of the leased facilities up to 90% of the cost of the property at the inception of the lease inclusive of the present value of lease payments. The Company must also maintain compliance with financial covenants similar to its other credit facilities as described in the following note.

9.         LONG-TERM DEBT

                Long-term debt consists of (in thousands):

                                                                                      April 1,                 March 26,
                                                                                        2001                      2000
                                                                               ------------------       -------------------
                     Term loan - bank                                                     $8,000                   $10,250
                     Revolving line of credit - bank                                       6,500                     4,000
                     Notes payable - 7% unsecured note
                          obligation payable in monthly installments
                          of $7 thru February 2001                                                                      70
                     Note obligation under terms of non-competition
                          agreement with former shareholder of Rudy's
                          discounted at 8%, payable in monthly
                          installments of $17 thru December 2001                             145                       326
                                                                               ------------------       -------------------
                                                                                          14,645                    14,646
                Less current portion                                                       2,145                     2,001
                                                                               ------------------
                                                                                                        -------------------
                                                                                         $12,500                   $12,645
                                                                               ==================       ===================

                The Company has a credit arrangement with a bank that includes a term loan and a revolving line of credit under which $8,500,000 was available at April 1, 2001. Interest under the credit arrangement accrues at the Company's option at either prime rate plus a margin up to 1.0% or at LIBOR plus a margin of between 1.0% to 2.25%. At April 1, 2001, interest was accrued at approximately 6.0% (LIBOR plus 1.0%). The applicable interest rate margin varies with the Company's leverage ratio (defined as earnings before interest, taxes, and depreciation and amortization divided by funded indebtedness). The final maturity date of both the term loan and the revolving line of credit is March 31, 2004. The credit arrangement restricts the Company from making dividend payments and purchases of the Company's common equity securities and limits the amounts of capital expenditures that the Company can make annually during the term of the agreement. The credit arrangement also requires the Company to achieve certain ratios of operating cash flow to debt and other financial benchmarks. The credit agreement is collateralized by a security interest in the Company's assets.

                The Company entered into an interest rate swap agreement involving an exchange of floating rate interest payment obligations for fixed rate payment obligations. The purpose of the swap agreement was to protect against significant increases in interest rates on variable rate bank indebtedness. Periodic cash payments either received or paid pursuant to the swap are accrued on a settlement basis as an adjustment to interest expense. The notional amount of the agreement at April 1, 2001 was $3,708,000 and that amount is reduced by $74,000 monthly until March 2002 when the balance of the agreement expires. At April 1, 2001, the agreement had a fair market value of $101,000.

           Principal maturities of long-term debt obligations at April 1, 2001 are as follows:

                Fiscal year ending
                2002                                                  $2,145
                2003                                                   2,250
                2004                                                   3,000
                2005                                                   7,250
                                                                   ------------
                Total                                                $14,645
                                                                   ============

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

           The net deferred tax asset balance consists of (in thousands):

                                                               April 1, 2001                               March 26, 2000
                                                   Assets       Liabilities        Total         Assets      Liabilities     Total
           ------------------------------------------------------------------------------------------------------------------------
           Tax loss carryforwards                  $1,596           $ -            $1,596        $2,028          $-         $2,028
           Excess book amortization
               For pre-opening costs

               And capital leases                     526                             526           675                        675
           Income tax credits                         392                             392           392                        392
           Gift certificates                          361                             361           304                        304
           Accelerated depreciation
                For tax purposes                                   (104)             (104)                     (273)          (273)
           Other                                      202                             202           164                        164

                                                   --------------------------------------------------------------------------------
           Total asset (liability)                 $3,077         ($104)           $2,973        $3,563       ($273)        $3,290
                                                   ================================================================================

           The Company's net operating loss carryforwards as of April 1, 2001 was $3,990,000 for ordinary income tax purposes and $4,304,000 for alternative minimum income tax purposes and are available to reduce future taxable income. The net operating loss carryforwards are subject to the change of control provision limiting the usage of the net operating loss carryforwards to approximately $1,100,000 per year. All net operating loss carryforwards expire as follows (in thousands):

           Fiscal year ending
           2005                                                         $3,520
           2006                                                            470
                                                              -----------------
                                                                        $3,990
                                                              =================

           The income tax provision consists of (in thousands):

                                                                                            April 1,       March 26,       March 28,
                                                                                              2001           2000            1999
           ------------------------------------------------------------------------------------------------------------------------
           Current:
               Federal                                                                      $3,398         $3,527            $2,273
               State                                                                         1,293          1,100               811
           Deferred:
               Federal and State                                                               317             95               396
                                                                                           ----------------------------------------

           Income tax provision                                                             $5,008         $4,722            $3,480
                                                                                           ========================================

           The income tax provision differed from the amount computed at the statutory rate as follows (in thousands):

                                                                                             April 1,       March 26,      March 28,
                                                                                              2001            2000           1999
           ------------------------------------------------------------------------------------------------------------------------
           Federal income tax provision at statutory rate of 34%                             $4,835          $4,609          $3,399
           State income taxes, net of federal benefit                                           854             726             535
           Tax credits, net                                                                    (833)           (687)           (593)
           Change in valuation allowance                                                                       (107)
           Other                                                                                152             181             139
                                                                                           ----------------------------------------

           Income tax provision                                                              $5,008          $4,722          $3,480
                                                                                           ========================================

           Effective income tax rate                                                          35.5%           35.1%           34.8%
                                                                                           ========================================

11.   CONTINGENCIES

           From time to time, lawsuits are filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers and others related to operational issues common to the food service industry. In addition, the Company also encounters similar complaints and allegations from current and former employees or others which are common for similar businesses.

           An action was filed by a former employee in the United States District Court for the Southern District of New York. The complaint also purports to be filed on behalf of other unnamed current and former employees. The complaint sets forth a single claim form for alleged violations of the minimum wage provisions of the federal labor laws relating to employees participation in "tip pools". The plaintiffs allege that the Company did not comply with the requirement of the laws that pertain to tipped employees. Plaintiff seeks damages consisting of the difference between the hourly wage that the plaintiff was paid and the applicable federal minimum hourly wages. Should the plaintiff prevail he and other current and former employees may be awarded the liquidated damages provided by applicable federal labor laws and reasonable attorneys' fees and costs. The Company served an answer to the complaint denying the material allegations made and intends to vigorously defend the action. While the Company believes that the complaint has no merit, this action is in its preliminary stages and there can be no assurance that the Company will not be required to pay a material amount in the settlement or other disposition of this matter.

12.   STOCKHOLDERS' EQUITY

           Series A Redeemable Convertible Preferred Stock - The preferred stock has a liquidation preference of $1,000 per share, carries a cumulative dividend of 6% and entitles the holder a right to convert into a maximum of 105,263 shares of the Company's Class A Common Stock. The preferred stock is redeemable at the option of the Company. On May 15, 2001, the holder converted all of the preferred stock to 105,263 shares of Class A Common Stock.

           Common and Class A Common Stock - The Company's Common Stock is convertible into Class A Common Stock on a one-for-one basis. The Class A Common Stock is identical to the Common Stock except that it gives the holder one-tenth (1/10) vote per share, voting together with the Company's Common Stock as a single class on all matters except the election of directors. For election of directors, the Class A Common Stockholders vote as a class to elect 25% of the members of the Board of Directors. On June 4, 2001, the holder of 294,737 shares of Common Stock converted these shares into 294,737 shares of Class A Common Stock.

           Stock Options - The Company has various stock option plans: a 1994 Employee Stock Option Plan (1994 Plan), a 1996 Class A Stock Option Plan (1996 Plan), a 1997 Class A Stock Option Plan (1997 Plan), a 2000 Class A Stock Option Plan (2000 Plan), a Directors' Stock Option Plan (Directors' Plan) and a Directors' Class A Stock Option Plan (Directors' Class A Plan), under all of which a maximum of 3,285,000 shares of the Company's Common Stock were authorized for grant and for all of which options for 1,871,493 shares remain available for grant.

           Options granted under the 1996 and 1997 plans have a term of ten years from date of issuance, and are exercisable ratably over a three-year period commencing with the date of the grant. Options granted under these plans require that the exercise price be at market value on the date of the grant, or for optionees that own more than 10% of the combined voting rights of the Company, at 110% of market value for incentive stock options.

           Options granted under the 1994 Plan have a term of ten years from date of issuance and are exercisable on the date of grant. Under the Directors' Plan, options to purchase 10,000 shares are automatically granted to each of the Company's non-employee directors on the date of the Company's annual meeting. Options granted under the Directors Plan are exercisable ratably over two years commencing with the first anniversary of the date of the grant.

           The Company applies the intrinsic-value-based method in accounting for stock-based awards to employees. Therefore, the Company generally recognizes no compensation expense with respect to such awards because options are generally granted at the fair market value on the date of the grant.

           Had the Company accounted for its stock-based awards to employees under the fair value method, the table below shows the pro forma effect on net income and earnings per share. The fair value of the Company's stock based awards to employees was estimated using a Black-Scholes option- pricing model.

           The following weighted average assumptions were used in the Black-Scholes option-pricing model: a risk-free interest rate of 4.73% for fiscal year 2001, 6.7% for 2000 and 5.5% for 1999, respectively; an expected life of three years, no expected dividend yield and a volatility factor of 53%, 38% and 58% for fiscal years 2001, 2000 and 1999, respectively.

           The Company's pro forma information is as follows:

                                                                   April 1,          March 26,     March 28,
                                                                     2001              2000          1999
                                                          --------------------------------------------------
           Net Income
                As reported                                         $9,091             $8,733        $6,518
                Pro forma                                           $8,163             $7,796        $5,760
           Diluted Earnings Per Common Share
                As reported                                          $1.38              $1.32         $1.02
                Pro forma                                            $1.23              $1.17          $.90

           As a result of the inclusion of only the grants made subsequent to fiscal 1995, the effects may not be Representative of the pro forma impact in future years.

           The following table summarizes information about fixed-price stock options outstanding at April 1, 2001:

                                                          Options Outstanding                             Options Exercisable
                                                      -----------------------------------------         ---------------------------
                                                                        Weighted-
                                                                         Average       Weighted                        Weighted
           Ranges of                                                    Remaining      Average                         Average
           Exercise                                                    Contractual     Exercise                        Exercise
           Prices                                     Number              Life          Price           Number          Price
           ------------------------------------------------------------------------------------------------------------------------
           $ 1.38     -    $  3.25                    25,500                2.6         $2.63            25,500         $2.63
             6.75     -       8.38                   388,791                6.7          7.42           388,791          7.42
             9.00     -      10.11                   131,478                5.6          9.39           124,811          9.41
            10.25     -      12.25                   511,335                7.1         11.85           446,390         11.92
            12.69     -      15.50                   369,834                9.0         13.91           159,945         14.19
                                                ----------------                                   ---------------
           $ 1.38     -      15.50                 1,426,938                                          1,145,437
                                                ================                                   ================


           Transactions under the above plans for the years ended are as follows:

                                                                   April 1,       March 26,      March 28,
                                                                     2001           2000          1999
           ------------------------------------------------------------------------------------------------
           Balance, beginning of year                               1,177,784        877,560       669,427
           Granted                                                    276,500        322,500       209,500
           Canceled                                                  (15,135)
           Expired                                                                   (1,167)
           Exercised                                                 (12,011)       (21,109)       (1,367)
                                                              ---------------------------------------------

           Balance, end of year                                     1,426,938      1,177,784       877,560
                                                              =============================================

           Weighted average fair value of options
               Granted during year                                      $5.07          $4.24         $5.26

           On April 1, 2001, options for 1,145,437 of the shares are exercisable at prices ranging from $1.38 to $15.50.

           Stock Rights - The Company has a Shareholder Rights Plan under which a Preferred Share Purchase Right (Right) is represented by each outstanding share of the Company's Common and Class A Common Stock. The Rights operate to create substantial dilution to a potential acquirer who seeks to make an acquisition, the terms of which the Company's Board of Directors believes is inadequate or structured in a coercive manner.

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

13.  INCENTIVE AND DEFERRED COMPENSATION PLANS

           The Company has an incentive compensation plan whereby bonus awards are made if the Company attains a certain targeted return on its opening equity. The purpose of the plan is to improve the long-term sustainable results of operations of the Company by more fully aligning the interests of management and key employees with the shareholders of the Company. One-third of the amounts awarded are immediately made available to the employee and the remaining two-thirds become available ratably over the succeeding two years. Amounts allocated under the Plan may be taken in cash or deferred in a non-qualified deferred compensation plan. The target rate, which was 15.5% for 2001, 17.5% for 2000 and 16% for 1999, is approved annually based upon a review of the rates of return on equity of other publicly traded restaurant businesses by the Compensation Committee of the Board of Directors. The amount of the awards is capped at 50% of the eligible salary of the employee. The Company accrued $564,000, $500,000 and $575,000 of incentive compensation for fiscal years 2001, 2000 and 1999, respectively.

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

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

           Quarter ended (in thousands except for per share information)

                                                             April 1, 2001
           ------------------------------------------------------------------------------------------------------------------
                                                                  4th             3rd               2nd               1st

           Revenues                                            $42,216           $37,261           $36,697           $47,068
           Gross profit                                         31,076            27,292            26,540            33,656
           Net income                                            2,878             2,189             1,589             2,435
           Basic earnings
               per share                                        $  .46            $  .35            $  .26            $  .39
           Diluted earnings
               per share                                        $  .45            $  .34            $  .24            $  .37



           Quarter ended (in thousands except for per share information)

                                 March 26, 2000
           ------------------------------------------------------------------------------------------------------------------
                                                                 4th              3rd               2nd               1st

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

                          INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders of Benihana Inc.:

We have audited the accompanying consolidated balance sheets of Benihana Inc. and subsidiaries ("Benihana") as of April 1, 2001 and March 26, 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended April 1, 2001. These consolidated financial statements are the responsibility of Benihana's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Benihana as of April 1, 2001 and March 26, 2000, and the results of its operations and its cash flows for each of the three years in the period ended April 1, 2001 in conformity with accounting principles generally accepted in the United States of America.








Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
May 18, 2001

                                                                  EXHIBIT 21.01
                                  BENIHANA INC.
                              LIST OF SUBSIDIARIES


Subsidiary                                             State of Incorporation
----------                                             ----------------------

Benihana National Corp.                                       Delaware
Benihana New York Corp.                                       Delaware
Teppan Restaurants Ltd.                                       Oregon
Benihana Bethesda Corp.                                       New York
Benihana International Inc.                                   Delaware
Benihana Encino Corp.                                         California
Benihana National of Florida Corp.                            Delaware
Big Splash Kendall Corp.                                      Delaware
Benihana Orlando Corp.                                        Delaware
Benihana of Texas Inc.                                        Texas
Benihana Las Colinas Corp.                                    Texas
Benihana Las Colinas Corp.                                    Delaware
Benihana Lombard Corp.                                        Illinois
Benihana Schaumburg Corp.                                     Delaware
Benihana Marina Corp.                                         California
Benihana of Puente Hills Corp.                                Delaware
Benihana Sunrise Corp.                                        Delaware
Rudy's Restaurant Group, Inc.                                 Nevada
The Samurai, Inc.                                             New York
Benihana Lincoln Road Corp.                                   Florida
Maxwell's International, Inc.                                 Delaware
Noodle Time, Inc.                                             Florida
Benihana Brickell Station Corp.                               Delaware
Benihana Monterey Corporation                                 Delaware
Benihana State & Elm Corp.                                    Delaware
Benihana Ontario Corp.                                        Delaware
Benihana Westbury Corp.                                       Delaware
Benihana Wheeling Corp.                                       Delaware
Benihana Woodlands Corp.                                      Texas
Haru Amsterdam Avenue Corp.                                   New York
Haru Food Corp.                                               New York
Haru Third Avenue Corp.                                       New York
Haru Holding Corp.                                            Delaware
1501 Broadway Restaurant Corp.                                New York
Haru Too, Inc.                                                New York
Haru Park Avenue Corp.                                        Delaware

                                                                  EXHIBIT 23.01



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No.'s 333-33880, 333-63783 and 333-13973 of Benihana Inc. on Form S-8 of our report dated May 18, 2001, appearing in and incorporated by reference in the Annual Report on Form 10-K of Benihana Inc. for the year ended April 1, 2001.



Deloitte & Touche LLP

Miami, Florida
June 22, 2001

                                                                  EXHIBIT 23.02



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No.'s 333-83585 and 333-13977 of Benihana Inc. on Form S-3 of our report dated May
18, 2001, appearing in and incorporated by reference in the Annual Report on Form 10-K of Benihana Inc. for the year ended April 1, 2001 and to the reference to us under the heading "Experts" in such Registration Statements.



Deloitte & Touche LLP

Miami, Florida
June 22, 2001