Form 10-Q
period 2001-07-22
BENIHANA INC
filed 2001-08-29
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended July 22, 2001

                                       or,

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  Benihana Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                               65-0538630
        -----------------------                   ----------------
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)


                8685 Northwest 53rd Terrace, Miami, Florida     33166
                -------------------------------------------     ------
                 (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (305) 593-0770
                                                           ---------------

                                  None
      --------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report


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


  Common Stock $.10 par value, 3,280,202 shares outstanding at August 27, 2001


      Class A Common Stock $.10 par value, 3,005,380 shares outstanding at August 27, 2001

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FOUR PERIODS ENDED JULY 22, 2001





TABLE OF CONTENTS
                                                                       PAGE
PART I -   Financial Information

           Condensed Consolidated Balance Sheets (unaudited)
            at July 22, 2001 and April 1, 2001                           1

           Condensed Consolidated Statements of Earnings
            (unaudited) for the Four Periods Ended
            July 22, 2001 and July 16, 2000                              2

           Condensed Consolidated Statement of Stockholders'
            Equity (unaudited) for the Four Periods Ended
            July 22, 2001                                                3

           Condensed Consolidated Statements of Cash Flows
            (unaudited) for the Four Periods Ended
            July 22, 2001 and July 16, 2000                              4

           Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                  5 - 6

           Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                   7 - 11


PART II -  Other Information                                             12

BENIHANA INC. AND SUBSIDIARIES

PART 1 - Financial Information

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 (In thousands, except share and per share information)

                                                            July 22,    April 1,
                                                              2001        2001
--------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                                      $  895     $  935
    Receivables                                                  815        734
    Inventories                                                4,157      4,149
    Prepaid expenses                                           1,174      1,122
--------------------------------------------------------------------------------
Total Current Assets                                           7,041      6,940

Property and equipment, net                                   57,451     54,104
Deferred income taxes, net                                     2,886      2,973
Goodwill, net                                                 16,478     16,478
Other assets                                                   5,291      5,434
--------------------------------------------------------------------------------

                                                             $89,147    $85,929
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                    $15,744    $16,332
    Current maturity of bank debt                              2,250      2,000
    Current maturities of other long-term debt                    82        145
    Current maturities of obligations
           under capital leases                                  683        702
--------------------------------------------------------------------------------
Total Current Liabilities                                     18,759     19,179

Long-term debt - bank                                         13,750     12,500
Obligations under capital leases                               1,174      1,371
Minority Interest                                                187        194
Commitments and Contingencies

Stockholders' Equity:
    Series A redeemable convertible
      preferred stock - $1.00 par value;
      authorized - 5,000,000 shares, issued
      and outstanding 0 and 700 shares                                        1
    Common stock - $.10 par value;
      convertible into Class A Common, authorized -
      12,000,000 shares, issued and outstanding -
      3,289,379 and 3,579,116 shares, respectively               329        358
    Class A common stock - $.10 par value;
      authorized - 20,000,000 shares, issued and outstanding
      3,004,380 shares and 2,589,713 shares, respectively        300        259
    Additional paid-in capital                                14,986     14,847
    Retained earnings                                         39,778     37,336
    Treasury stock - 9,177 shares of Common stock at cost       (116)      (116)
--------------------------------------------------------------------------------
Total Stockholders' Equity                                    55,277     52,685
--------------------------------------------------------------------------------

                                                             $89,147    $85,929
--------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)


                                                          Four Periods Ended
                                                      --------------------------
                                                      July 22,          July 16,
                                                        2001              2000
--------------------------------------------------------------------------------
Revenues
Restaurant sales                                      $50,466           $46,718
Franchise fees and royalties                              469               351
--------------------------------------------------------------------------------
Total Revenues                                         50,935            47,069
--------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                        13,226            13,062
Restaurant operating expenses                          28,711            25,434
Restaurant opening costs                                  687               595
General, selling and administrative expenses            4,351             3,961
--------------------------------------------------------------------------------
Total Operating Expenses                               46,975            43,052
--------------------------------------------------------------------------------

Income from operations                                  3,960             4,017
Interest expense, net                                     339               462
Minority interest                                          (7)               26

Income from operations before income taxes              3,628             3,529
Income tax provision                                    1,181             1,094
--------------------------------------------------------------------------------

Net Income                                            $ 2,447           $ 2,435
--------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                       $   .39           $   .39
Diluted earnings per common share                     $   .38           $   .37
--------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share information)


                                                                Class A      Additional                                   Total
                                       Preferred    Common      Common        Paid-in       Retained     Treasury     Stockholders'
                                         Stock       Stock       Stock        Capital       Earnings      Stock           Equity
----------------------------------------------------------------------------------------------------------------------------------

Balance, April 1, 2001                   $1          $358        $259         $14,847        $37,336      ($116)         $52,685

Net income                                                                                     2,447                       2,447

Dividend on preferred stock                                                                       (5)                         (5)

Issuance of  19,667 shares                                          2             148                                        150
   of class A common stock
   under exercise of options

Conversion of 700 shares                 (1)                       10              (9)
    of preferred stock into
    105,267 shares of class
    A common stock

Conversion of 294,737                                 (29)         29
   shares of common stock
   into 294,737 shares of class
   A common stock



----------------------------------------------------------------------------------------------------------------------------------

Balance, July 22, 2001                    $0         $329        $300         $14,986         $39,778       ($116)       $55,277
----------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

 (In thousands)

                                                            Four Periods Ended
                                                          ----------------------
                                                          July 22,      July 16,
                                                            2001          2000
--------------------------------------------------------------------------------
Operating Activities:
Net income                                                 $2,447        $2,435
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                           1,537         1,471
    Minority interest                                          (7)           26
    Deferred income taxes                                      87           116
    Loss on disposal of assets                                140            63
    Change in operating assets and liabilities that
           provided (used) cash:
                Accounts receivable                           (81)           75
                Inventories                                    (8)           48
                Prepaid expenses                              (52)           50
                Other assets                                    5          (191)
Accounts payable and accrued expenses                        (588)          278
--------------------------------------------------------------------------------
Net cash provided by operating activities                   3,480         4,371
--------------------------------------------------------------------------------
Investing activities:
Expenditures for property and equipment                    (4,886)       (4,592)
--------------------------------------------------------------------------------
Net cash used in investing activities                      (4,886)       (4,592)
--------------------------------------------------------------------------------
Financing Activities:
Borrowings under revolving credit facility                  6,500         2,000
Proceeds from issuance of common stock                        150            64
Repayment of long-term debt and obligations
    under capital leases                                   (5,279)       (1,026)
Dividend paid on preferred stock                               (5)          (14)
--------------------------------------------------------------------------------
Net cash provided by financing activities                   1,366         1,024
--------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents          (40)          803

Cash and cash equivalents, beginning of year                  935         1,165
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period                   $  895        $1,968
--------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid during the four periods:
    Interest                                               $  302        $  414
    Income taxes                                              980         1,031
--------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

On May 15, 2001, 700 shares of preferred stock were converted into 105,263 shares of Class A common stock.

On June 1, 2001, 294,737 shares of common stock were converted into 294,737 shares of Class A common stock.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 22, 2001 AND JULY 16, 2000
(UNAUDITED)


1.  GENERAL

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at July 22, 2001 and July 16, 2000) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the four periods (sixteen weeks) ended July 22, 2001 and July 16, 2000 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended April 1, 2001 appearing in the Company's Form 10-K filed with the United States Securities and Exchange Commission. The Company's fiscal year is a 52/53-week year.


2.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of this statement in the current quarter of fiscal 2002 did not have a material effect on the financial statements.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is determined to be more than its fair value.

    The Company early adopted the provisions of SFAS No. 142 (the beginning of the four periods ended July 22, 2001). These standards only permit prospective application of the new accounting; accordingly adoption of these standards will not affect previously reported financial information. The principal effect of implementing SFAS No. 142 was the cessation of the amortization of goodwill in the current four periods; however, impairment reviews may result in future write-downs. Goodwill amortization in the previous comparable four periods amounted to $276,000 or $.04 per diluted share.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 22, 2001 AND JULY 16, 2000
(UNAUDITED)


    (In thousands except for earnings per share amounts)

                                                            Four Periods Ended
                                                          ----------------------
                                                          July 22,      July 16,
                                                            2001          2000
                                                          --------      --------
Reported net income                                        $2,447        $2,435
Add back:  Goodwill amortization                                            276
                                                           ------        -------
Adjusted net income                                        $2,447        $2,711
                                                           ------        -------

Basic earnings per share:
    Reported net income                                    $  .39        $  .39
    Goodwill amortization                                                   .04
                                                           ------        -------
    Adjusted net income                                    $  .39        $  .43
                                                           ------        -------

Diluted earnings per share:
    Reported net income                                    $  .38        $  .37
    Goodwill amortization                                                   .04
                                                           ------        -------
    Adjusted net income                                    $  .38        $  .41
                                                           ------        -------

3.  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current fiscal year presentation.


4.  INVENTORIES

    Inventories consist of (in thousands):

                                                          July 22,      April 1,
                                                            2001          2001
                                                          --------      --------

    Food and beverage                                      $1,491        $1,634
    Supplies                                                2,666         2,515
                                                           -------       -------
                                                           $4,157        $4,149
                                                           -------       -------

5.  EARNINGS PER SHARE

    Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per common share computation includes dilutive common share equivalents issued under the Company's various stock option plans and dilutive convertible preferred stock.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 22, 2001 AND JULY 16, 2000
(UNAUDITED)


    The following data shows the amounts (in thousands) used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                           Four Periods Ended
                                                         -----------------------
                                                         July 22,       July 16,
                                                           2001           2000
                                                         --------       --------
      Net income                                          $2,447         $2,435
      Less preferred dividends                                (5)           (14)
      Income for computation of basic                     -------        -------
          earnings per common share                        2,442          2,421
      Plus preferred dividends                                 5             14
                                                          -------        -------
      Income for computation of diluted
          earnings per common share                       $2,447         $2,435
                                                          -------        -------


                                                           Four Periods Ended
                                                         -----------------------
                                                         July 22,       July 16,
                                                           2001           2000
                                                         --------       --------
      Weighted average number of
           common shares used in basic
           earnings per share                              6,248          6,164
      Effect of dilutive securities:
           Stock options                                     235            376
           Convertible preferred stock                        40            105
                                                          -------        -------
      Weighted average number of
           common shares and dilutive
           potential common stock used
           in diluted earnings per share                   6,523          6,645
                                                          -------        -------

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Our revenues consist of sales of food and beverages at our restaurants and licensing fees from franchised restaurants. Cost of restaurant food and beverages sold represents the direct cost of the ingredients for the prepared food and beverages sold. Restaurant operating expenses consist of direct and indirect labor, occupancy costs, advertising and other costs that are directly attributed to each restaurant location. Restaurant opening costs include rent paid during the development period, as well as labor, training and certain other pre-opening charges which are expensed as incurred.

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation and restaurant patronage. Revenues are also dependent on the average check amount. Expenses are additionally dependent upon commodity costs, average wage rates, marketing costs and the costs of interest and administering restaurant operations.

Our revenues, net income and diluted earnings per share increased in the current four periods when compared to the equivalent periods in the prior year. The increase was achieved despite continued increased restaurant opening costs, principally attributable to the recently opened Broadway (Times Square, New York
City) Haru restaurant and the two Haru restaurants under construction in New York City, one of the nation's highest cost real estate development markets. Restaurant opening costs related to these Haru units include rent paid during the development period, a factor not typically incurred in other markets, as well as other usual pre-opening type expenses. The increase in earnings compared to the prior year's four periods was also affected by the adoption of the provisions of SFAS No. 142, relating to the elimination of amortization of goodwill. In the corresponding four periods of the prior year, goodwill charges amounted to $276,000, equal to $.04 per diluted share compared to none in the current four periods as a result of the adoption of the new accounting standard.

REVENUES

The amounts of sales and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables.

                                                         Four Periods Ended
                                                      --------------------------
                                                      July 22,          July 16,
                                                        2001              2000
                                                      --------          --------

Net restaurant sales                                  $50,466           $46,718

Franchise fees and royalties                              469               351
                                                      -------           --------
Total Revenues                                        $50,935           $47,069
                                                      -------           --------

                                                          Four Periods Ended
                                                       -------------------------
                                                       July 22,         July 16,
                                                         2001             2000
                                                       --------         --------

Amount of change in total
     revenues from previous year                       $ 3,866          $ 7,388

Percentage of change from the
     previous year                                        8.2%            18.6%

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Four periods ended July 22, 2001 compared to July 16, 2000 -- Restaurant revenues continued to increase in the four periods ended July 22, 2001 as compared to the equivalent periods ended July 16, 2000. The increase in revenues is attributable to increased customer traffic of 5.3% over the prior comparable period. The average check size also increased to $23.26 from $22.78 in the prior equivalent period. Also contributing to the increase was the opening, during the current four periods, of a new Benihana teppanyaki restaurant and a new Haru restaurant which accounted for $240,000 and $382,000 of the increase, respectively. Franchise revenues also increased in the current four periods as compared to the prior comparable periods as a result of increased franchisee sales.

COSTS AND EXPENSES

Costs of food and beverage sales, which are generally variable with sales, directly increased with changes in revenues for the four periods ended July 22, 2001 as compared to the equivalent periods ended July 16, 2000. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's four periods.


                                                          Four Periods Ended
                                                        ------------------------
                                                        July 22,        July 16,
                                                          2001            2000
                                                        --------        --------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales                           26.2%           28.0%
Restaurant operating expenses                             56.9%           54.4%
Restaurant opening costs                                   1.4%            1.3%
General, selling and
     administrative expenses                               8.6%            8.5%

AMOUNT OF CHANGE FROM
PREVIOUS YEAR (IN THOUSANDS):
Cost of food and beverage sales                          $  164          $2,400
Restaurant operating expenses                            $3,277          $3,828
Restaurant opening costs                                 $   92          $  560
General, selling and
     administrative expenses                             $  390          $  444

PERCENTAGE CHANGE FROM
PREVIOUS YEAR:
Cost of food and beverage sales                             1.3%          22.5%
Restaurant operating expenses                              12.9%          17.7%
Restaurant opening costs                                   15.5%        1600.0%
General, selling and
     administrative expenses                                9.8%          12.6%

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Four periods ended July 22, 2001 compared to July 16, 2000 -- The cost of food and beverage sales increased in dollar amount in the current four periods compared to equivalent periods in the prior year because of increased traffic. The cost of food and beverage sales decreased sharply, as a percentage of sales, in the current four periods. The decrease in the current four periods, in the percentage of cost of food to sales resulted from lower commodities costs, principally shrimp costs in the current four periods compared to the prior year equivalent periods.

Restaurant operating expenses increased in dollar amount and when expressed as a percentage of sales in the current four periods. The increase in absolute dollar amount is mostly attributable to the aforementioned increase in sales. The increase is also attributable to sharply higher power costs in California, where 14 of our restaurants are located.

Restaurant opening costs increased in the current four periods from the prior year equivalent periods. The increase is attributable to pre-opening expenses relating to a Haru restaurant and a Benihana restaurant opened during the current four periods and the two Haru restaurants under development in New York City. Restaurant opening costs are expected to fluctuate depending on the market and upon the number of new restaurant properties under development.

General, selling and administrative costs increased in total dollar amount and also increased slightly when expressed as a percentage of sales in the current four periods when compared to the prior equivalent periods. The increase is largely attributable to increased legal fees in the current four periods that relate to the cost to defend an action described in our Annual Report on Form 10-K for the 2001 fiscal year.

Interest costs decreased in the current four periods when compared to the comparable period of the prior year. The decrease in the current four periods is attributable to a decrease in the borrowing interest rate we paid our lender in the current four periods compared to the previous comparable four periods.

The Company's effective income tax rate increased in the four periods to 32.6% from 31.0% in the prior year's four periods.

OUR FINANCIAL RESOURCES

Cash flow from operations had been the primary source to fund our capital expenditures before we accelerated the development of new restaurants. We have accelerated our building program, and we are relying more upon financing obtained from financial institutions. We financed acquisitions principally through the use of borrowed funds.

We have borrowings from First Union National Bank under both a term-loan and a line of credit. The line of credit allows us to borrow up to $15,000,000 through March 31, 2004, and at July 22, 2001, we had outstanding borrowings of $8,500,000. We had $7,500,000 outstanding at July 22, 2001 under the term- loan which is payable in quarterly installments of $500,000 through the end of fiscal year 2002 and $750,000 quarterly from then until the term-loan matures in March 2004. The interest rate of both the line of credit and the term-loan is 1.0% more than the London interbank offering rate. We have the option to pay interest at First Union's prime rate plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and prohibit the payment of dividends.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


To finance our new restaurant development, we entered into a master lease agreement with First Union National Bank and two other banks. The master lease agreement enables construction up to a total of $25,000,000 in new restaurant construction and may include the cost of land. Funding under the master lease agreement is made through a grantor trust as construction progresses and when the restaurant is completed, the grantor trust leases the restaurant property to us. At July 22, 2001, there was $18,600,000 available for new restaurant development. The initial term of the lease agreement is five years and expires in fiscal 2005. The lease arrangement may be extended with the consent of all parties to the lease and if the agreement is not extended, we have the right to purchase the property or pay 90% of any possible decline in the fair market value of the property to the grantor trust. The lease arrangement has certain covenants similar to those of the term-loan and line of credit agreements.

Since restaurant businesses generally do not have large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses, including our own, operate with deficiencies in working capital.

The following table summarizes the sources and uses of cash (in thousands):

                                                          Four Periods Ended
                                                       ------------------------
                                                       July 22,        July 16,
                                                         2001            2000
                                                       --------        --------

Cash provided by operations                             $3,480          $4,371
Cash used in investing activities                       (4,886)         (4,592)
Cash provided by financing activities                    1,366           1,024
                                                        -------         -------
(Decrease) increase in cash                             $  (40)         $  803
                                                        -------         -------

Operating Activities

Cash provided by operations decreased during the current four periods ended July 22, 2001 compared to equivalent periods in the previous year. The decrease resulted from the use of cash to paydown accounts payable and accrued expenses.

Investing Activities

Expenditures for property and equipment increased by $294,000 over the prior comparable period to $4,886,000. The major part of that amount was expended for the construction of new restaurants.

Financing Activities

Our total indebtedness is $1,221,000 higher than at the end of fiscal 2001. We had net new borrowings under the line of credit of $2,000,000, paid down $500,000 of the term-loan, repaid $216,000 of leases that are considered to be capital in nature and repaid $63,000 of other indebtedness.

The Impact of Inflation

Inflation has not been a significant factor in our business for the past several years. We have been able to keep increasing menu prices at a low level by strictly maintaining cost controls. A possible increase to the minimum wage is being considered by United States Congress; any such increase will affect us, as well as most other restaurant businesses. We do not know if or when the increase will take effect nor do we know whether the increase would be material if enacted into law.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Market Risks

We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes at July 22, 2001. We had a derivative agreement in the notional amount of $3,485,000 at July 22, 2001 against floating rate indebtedness of $16,000,000. The fair value of the derivative agreement, which expires on March 31, 2002, was not material to the financial statements as of July 22, 2001 and April 1, 2001.

We purchase commodities such as chicken, beef, lobster and shrimp for our restaurants. The prices of these commodities may be volatile depending upon market conditions. We do not purchase forward commodity contracts because the changes in prices for them have historically been short-term in nature and, in our view, the cost of the contracts is in excess of the benefits.

Seasonality of Our Business

Our business is not highly seasonal although we do have more diners coming to our restaurants for special holidays such as Mother's Day, Valentine's Day and New Year's. Mother's Day falls in our first fiscal quarter of each year, New Year's in the third quarter and Valentine's Day in the fourth quarter.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information

Item 1.         Legal Proceedings

Reference is hereby made to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 1, 2001 for a description of certain legal proceedings.

On our about April 13, 2001, two separate Charges of Discrimination were filed with the New York District office of the United Stated Equal Employment Opportunity Commission against Benihana National Corp. and Mr. Taka Yoshimoto. One of the charges was filed by Yu Qiong Yu, a current employee of the Registrant at its Benihana restaurant located at 2105 Northern Boulevard, Munsey Park, New York 11030 (the "Munsey Restaurant") (the "Yu Charge") and the other was filed by Gloria Jeng, a former employee of the Munsey Restaurant (the "Jeng Charge"). The EEOC Charge Numbers for the Qiong Charge and the Jeng Charge are 160A11526 and 160A11527, respectively. Both of the charges allege race, sex, national origin and retaliation discrimination in connection with their employment at the Munsey Restaurant, and in the case of Jeng, her discharge from employment at the Munsey Restaurant. On or about June 7, 2001, the Registrant submitted Position Statements in response to the two separate Charges. (Though the Charges named Benihana National Corp. as a respondent, the correct corporate respondent is the Registrant and therefore the Position Statements were submitted on behalf of the Registrant and Taka Yoshimoto, the Registrant's Executive Vice President/Director of Operations). Should the EEOC decide that there is reasonable cause to believe that discrimination occurred, the parties will be invited to enter into conciliation discussions. If the conciliation efforts fail, the EEOC will decide whether it will pursue litigation against the Registrant. Should the EEOC prevail on any such action(s), the Court may issue an injunction against the Registrant, award compensatory and/or punitive damages, reasonable attorneys' fees and costs, and in the case of Jeng, reinstatement. While the Registrant believes that the Charges have no merit and it intends to vigorously defend the matters, the matters are in their preliminary stages and there can be no assurance that the Registrant will not be required to pay a material amount in the conciliation or other disposition of the matters.

Item 6.         Exhibits and Reports on Form 8-K

                (a)  Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Benihana Inc.
                                                   ---------------------------
                                                   (Registrant)




Date    August 29, 2001                            /s/ Joel A. Schwartz
     ---------------------                         ---------------------------
                                                    Joel A. Schwartz
                                                    President




                                                   /s/ Michael R. Burris
                                                   ---------------------------
                                                    Michael R. Burris
                                                    Chief Financial Officer