Form 10-K/A
period 2001-04-01
BENIHANA INC
filed 2001-09-04
CIK 935226

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

This amendment on Form 10-K/A is filed to amend Note 12 to the Consolidated Financial Statements incorporated by reference in Item 14 hereof, to clarify that the events described in that Note as occurring after May 18, 2001, the date of the opinion relating to such Consolidated Financial Statements of Deloitte & Touche LLP, our independent auditors, are not covered by such opinion and are, therefore, unaudited.

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

                Independent Auditors' Report.

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

                     4.   COMPENSATION

                               4.1 In respect of services to be  performed by
the Executive during the Employment Period, the Company agrees to pay the Executive an annual salary of Three Hundred thousand ($300,000) Dollars
("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.

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

                     3.        COMPENSATION.

                               3.1        Basic  Compensation.  In respect of
                                          -------------------
services to be performed by the Executive during the Employment Period, the Company agrees to pay the Executive an annual salary of One Hundred Sixty-Five Thousand Dollars ($165,000) ("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.

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

           On June 4, 2001, the holder of 294,737 shares of Common Stock converted these shares into 294,737 shares of Class A Common Stock (unaudited).

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

                          INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders of Benihana Inc.:

We have audited the accompanying consolidated balance sheets of Benihana Inc. and subsidiaries ("Benihana") as of April 1, 2001 and March 26, 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended April 1, 2001. These financial statements are the responsibility of Benihana's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                                                  EXHIBIT 23.01



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No.'s 333-33880, 333-63783 and 333-13973 of Benihana Inc. on Forms S-8 of our report dated May 18, 2001, incorporated by reference in the Annual Report on Form 10-K/A of Benihana Inc. for the year ended April 1, 2001.



Deloitte & Touche LLP

Miami, Florida
September 4, 2001

                                                                  EXHIBIT 23.02



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No.'s 333-83585 and 333-13977 of Benihana Inc. on Forms S-3 of our report dated May 18, 2001, incorporated by reference in the Annual Report on Form 10-K/A of Benihana Inc. for the year ended April 1, 2001 and to the reference to us under the heading "Experts" in such Registration Statements.



Deloitte & Touche LLP

Miami, Florida
September 4, 2001