Form 10-K/A
period 2001-04-01
BENIHANA INC
filed 2001-09-06
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A-2

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

This amendment on Form 10-K/A-2 is filed to effect the filing in Exhibit 13.01 hereto of Pages 1, 4 through 9 and 28 of Registrant's Annual Report to Stockholders for the year ended April 1, 2001, which pages were inadvertently omitted from the original filing of the Registrant's Annual Report on Form 10-K.

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

                                  BENIHANA INC.


                                  By: /s/ Joel A. Schwartz
                                  ----------------------------------
                                          Joel A. Schwartz, President



                                  /s/ Rocky H. Aoki
                                  -----------------------------------
                                      Rocky H. Aoki

                                                                  EXHIBIT 13.01
                              ANNUAL REPORT

BENIHANA INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA


                                                                                   YEARS ENDED
                                                       ----------------------------------------------------------------------------
                                                        April, 1       March 26,        March 28,         March 29,       March 30,
                                                          2001            2000            1999              1998            1997
                                                       (53 wk yr)
                                                       ----------------------------------------------------------------------------
(In thousands, except per share information)

CONSOLIDATED STATEMENT
OF EARNINGS DATA:

Total revenues                                          $163,243        $137,477         $119,149           $99,757       $85,204
Cost of sales                                             43,301          36,588           30,964            25,894        21,658
Restaurant operating expenses                             89,427          74,088           65,188            53,846        47,057
Restaurant opening costs                                   1,453             566               12               165            47
Selling, general and administrative
    Expenses                                              13,690          11,402           11,343             9,914         8,359
Interest expense, net                                      1,233           1,297            1,644             1,076           904
Minority interest                                             40              81
Income before taxes                                       14,099          13,455            9,998             8,862         7,179
Net income                                                 9,091           8,733            6,518             5,940         4,947
Basic earnings
    per common share                                        1.47            1.41             1.06              0.96          0.81
Diluted earnings
    per common share                                        1.38            1.32             1.02              0.93          0.77

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                             $85,929         $75,445          $60,868           $58,157       $40,562
Long-term debt including
    current maturities                                    14,645          14,646           12,407            16,840         6,543
Stockholders' equity                                      52,685          43,545           34,699            28,223        22,754

OTHER FINANCIAL DATA:

EBITDA (1)                                                20,510          19,101           15,529            12,938        10,510
Capital expenditures                                      14,548           9,643            7,212             5,079         2,818




(1) EBITDA, or earnings before interest, taxes on income and depreciation and amortization is a common measurement used by financial statement users to compare one company's performance to another's before considering financing and tax structure and depreciation and amortization policies. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and may not be comparable among different companies because of computational and classification differences.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Condition and Results of Operations

Overview

Summary of results

We achieved new records in total revenues for our year ended April 1, 2001 for the 9th consecutive year. Our restaurant operating profits, net income and earnings per share also were at all time highs. Our fiscal year is based on a 52 or 53-week year and the fiscal year 2001 consisted of 53 weeks. Our total revenues were $163,243,000 an increase of nearly 19% from last year. The restaurant operating profit of $29,137,000 exceeded last year's by 13%, net income of $9,091,000 was 4% greater than last year's and diluted earnings per share, which was $1.38, exceeded the $1.32 that we realized last year. We are also accelerating the growth of our business and, as of the end of our fiscal year, are building seven new restaurants and we opened three others during the year. The expenses to open these restaurants were $1,453,000 and had an after tax effect of $.14 on diluted earnings per share. Three of the new restaurants yet to open are being built in New York City where lease arrangements make it very expensive to open new restaurants. Restaurant opening costs were $566,000 in our fiscal 2000 year and had an after tax effect of $.06 on diluted earnings per share.

Our Business

We operated 56 restaurants as of the end of our fiscal year; 51 of which were teppanyaki restaurants and five others were sushi restaurants. Teppanyaki is a Japanese word for a grill that is actually built within a table around which our customers sit. All but one of our teppanyaki restaurants is operated under the Benihana brand. Our sushi restaurants are operated under two separate brand names: Sushi Doraku by Benihana and Haru. At the end of our fiscal year we owned and operated three Sushi Doraku by Benihana restaurants and two Haru restaurants. The Haru restaurants are located in New York City. The Sushi Doraku by Benihana restaurants feature a kaiten style of service that is very popular in Japan. The kaiten is a rotating conveyor system that brings the food to the customers much like the baggage delivery system seen at most airports. We opened two of these restaurants during the year; one was in Miami Beach and the other is in Chicago. We also franchise restaurants. At the end of the fiscal year we had 16 franchised Benihana restaurants. Most of the restaurants we franchise are located in the United States, but we also had four franchised restaurants in South America and the Caribbean.

Outlook

This annual report contains various "forward-looking statements" which represent our expectations or beliefs concerning future events, including unit growth, future capital expenditures, and other operating information. A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including changes in consumer dining preferences, fluctuations in commodity prices, availability of qualified employees, changes in the general economy, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, harsh weather conditions in areas in which the Company and its franchisees operate restaurants or plan to build new restaurants, acceptance of the Company's concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete new restaurant construction and obtain governmental permits on a reasonably timely basis and other factors that we cannot presently foresee.

Growing our business is very important to increasing profits and is the focus of our business strategy. We believe that we will open seven new restaurants during our next fiscal year. Three of these restaurants will be the Haru sushi restaurants all located in New York City. Four will be Benihana restaurants that are planned to open in Santa Monica, California, Westbury, New York, Las Colinas, Texas and Wheeling, Illinois. We do not believe that the costs to open new restaurants will be as high during fiscal year 2002 as it was in 2001.

We believe that our revenues will increase next year resulting from having opened the new restaurants and from the continuing increases in customer counts that we have enjoyed at our restaurants open for longer than one year. However, the slowdown in the economy may have an unfavorable effect on our business. Additionally, the energy shortages in California, where 14 of our restaurants are located, may reduce sales and increase utility costs.

Operating results


Revenues

Our revenues consist of the sales of food and beverages at our restaurants and royalties and licensing fees from franchised restaurants. Revenues are dependent upon the number of patrons that visit our restaurants and our franchisee's restaurants and the average check amounts.

The following table shows revenues for the past three years:

(Dollar amounts are expressed in thousands)

                                                               Fiscal year ended
                                --------------------------------------------------------------------------------------
                                           2001                        2000                        1999
                                        (53 wk yr)
                                --------------------------------------------------------------------------------------
                                              Percent                       Percent                     Percent
                                              change                        change                      change
                                              from 2000                     from 1999                   from 1998
                                --------------------------------------------------------------------------------------

  Restaurant sales                       $161,865      18.7%           $136,389      15.2%         $118,351      19.5%
  Franchise fees and royalties              1,378      26.7%              1,088      36.3%              798      14.8%
                                --------------------------------------------------------------------------------------
  Total revenues                         $163,243      18.7%           $137,477      15.4%         $119,149      19.4%
                                --------------------------------------------------------------------------------------

The table below shows the amount of the increases in restaurant sales and the nature of the increases.

(Dollar amounts are expressed in thousands)

                                                                                    Fiscal year ended
                                                                         --------------------------------------
                                                                            2001           2000           1999
                                                                          (53 wk yr)
                                                                         --------------------------------------
  Amount of change from prior year                                       $25,476         $18,038        $19,289
  Increase in sales from restaurants opened
      or owned longer than one year                                       13,847          15,439          7,760
  Increase from new restaurants                                            2,345             -            1,618
  Increase from acquired restaurants                                       6,082           2,599          9,911
  Effect of additional week in fiscal year end                             3,202


2001 compared to 2000

We benefited from a strong economy through most of fiscal 2001 that has generally increased sales in the industry. Like most of the industry, we have also benefited from a changing customer with a greater propensity to eat meals away from the home. But we also believe that the Benihana style of presentation makes us a unique choice for customers. We believe that customers who are seeking greater value for their dining budget appreciate the show put on by the chef who is cooking directly at their table. We continued our multi-year program to build capacity in our existing restaurants through adding additional tables and sushi bars. Sales over the past two years have also increased as a result of an increasing trend for sushi to be a part of our customers' dining experience. We believe that we are the largest restaurant chain offering sushi to consumers nationwide. Sushi bars have been added to most of the Benihana restaurants over the past several years. During fiscal 2001, we opened three restaurants. One restaurant is operated as a Benihana in Monterey, California. Two others are operated as Sushi Doraku by Benihana in Miami Beach, Florida and Chicago, Illinois.

During the year our promotional and advertising programs emphasized the unique entertainment value inherent in the Benihana presentation. The comparable same store sales growth for restaurants opened longer than one year was 10.6% in fiscal 2001. Guest counts increased 13.8% to 6.8 million of which 6.4 million were guests at the teppanyaki restaurants. The average check size was $23.35 at the teppanyaki restaurants, $14.20 at the Sushi Doraku by Benihana restaurants and $27.92 at the Haru restaurants.

2000 compared to 1999

The year 2000 was also strong for us. An excellent economy and the changing demographics mentioned above were beneficial to us. Guest counts increased 12.8% to nearly 6.0 million, of which 600,000 were additional guests at the teppanyaki restaurants. The Haru restaurants, of which there were two, were acquired in December 1999 and added $2.6 million in revenue. The average check size was $22.80 at the teppanyaki restaurants, $11.42 at the Sushi Doraku by Benihana restaurants and $25.78 at the Haru restaurants.

Operating costs and expenses

Operating costs and expenses are largely dependent on the number of customers that visit our restaurants and the costs of the commodities we purchase to prepare their meals, the number of employees that are necessary to provide a high quality of service to our customers, rents we pay for our restaurant properties, utilities and other necessary costs.

The following table shows the amount of change in our restaurant operating costs, costs as a percentage of restaurant sales, and the percentages of change from the preceding years.

                                                                                       Year ended
                                                                        ----------------------------------------
                                                                           2001            2000            1999
                                                                         (53 wk yr)
                                                                        ----------------------------------------
  Cost as a percentage of restaurant sales:
  Cost of food and beverage sales                                          26.8%           26.8%           26.1%
  Restaurant operating expenses                                            55.2%           54.3%           55.1%
  Selling, general and administrative expenses                              8.5%            8.4%            9.6%
  Restaurant opening costs                                                   .9%             .4%             .0%

  Amount of change from prior year:
  Cost of food and beverage sales                                         $6,713         $ 5,624          $5,070
  Restaurant operating expenses                                           15,339           8,900          11,342
  Selling, general and administrative expenses                             2,288              59           1,429
  Restaurant opening costs                                                   889             554           (153)
  Interest expense, net                                                     (64)           (347)             566

  Percentage increase or (decrease) from prior year:
  Cost of food and beverage sales                                          18.3%           18.2%           19.6%
  Restaurant operating expenses                                            20.7%           13.7%           21.1%
  Selling, general and administrative expenses                             20.1%             .5%           14.4%
  Restaurant opening costs                                                157.4%        4,616.7%         (92.7%)
  Interest expense, net                                                   (4.9%)         (21.1%)           52.8%

2001 compared to 2000

Cost of sales increased in total dollar amount principally as a result of the increase in the number of customers. Although certain commodities display some seasonality in price fluctuations, cost of sales remained constant when expressed as a percentage of sales. For the year as whole, purchase prices of the food commodities and beverages were stable from the preceding year.

Restaurant operating expenses increased due to higher rental expenses as a result of the higher customer counts that impact our variable costs such as labor and rents that are based on a percentage of sales. Additionally, fixed operating expenses relating to two recently opened Sushi Doraku by Benihana restaurants which have not yet achieved the expected sales volume contributed to the increase in restaurant operating expenses when expressed as a percentage of sales.

Selling, general and administrative expenses increased in absolute amount due to the amortization of goodwill from the Haru acquisition, from additional administrative expenses relating to the Haru operations and from increases in corporate infrastructure to support greater restaurant development efforts.

Restaurant opening costs increased significantly compared to the previous year. We opened three new restaurants in fiscal 2001 and we are expecting to open four others in the first quarter of fiscal 2002 for which we incurred opening expenses during fiscal 2001, principally rent and salaries. Three of the new restaurants yet to open are being built in New York City where lease arrangements make it very expensive to open new restaurants. Fiscal 2001 was the most active in our history in opening new restaurants.

Interest expenses, net continued to decrease as we used more internally generated cash to finance our operations and capital expenditures. Interest rates we paid were relatively stable between 6.5% to 7.5% in fiscal 2001 and fiscal 2000. The Company capitalized $345,000 of construction period interest during fiscal 2001 and none in fiscal 2000.

The effective income tax rate of 35.5% was slightly higher than the prior year's effective tax rate of 35.1%. The increase was a result of increased state income taxes.

2000 compared to 1999

The cost of food and beverage increased in fiscal 2000 both as a result of the increase in sales, but also an increase in beef prices had an affect on our food costs.

Although restaurant operating expenses were higher than the preceding year, they were lower when expressed as a percentage of sales. Certain restaurant operating expenses are fixed in amount regardless of the amount of sales. The increase in the amount is principally a result of additional administrative costs from the two Haru restaurants and from increasing administrative staff necessary to build and operate more restaurants.

The increase in restaurant opening expenses was the result of the preparation for the opening of the two Sushi Doraku by Benihana restaurants that opened in the first quarter of fiscal 2001and from the expenses incurred to open a new Haru restaurant in the Times Square area in Manhattan that we believe will open in the first quarter of 2002.

Selling and administrative costs increased in dollar amount but decreased as a percent of sales. The increase in these costs is attributable to amortizing goodwill from the Haru acquisition and from additional administrative support for the Haru operations.

Interest costs decreased in fiscal 2000 from an overall lowered amount of outstanding debt. Interest rates we paid were relatively stable between 6.0% and 7.5% in fiscal 2000 and fiscal 1999.

Our financial resources

Cash flow from operations had been the primary source to fund our capital expenditures before we accelerated the development of new restaurants. Since we have accelerated our building program, we are relying more upon financing obtained from financial institutions. We financed acquisitions principally through the use of borrowed funds.

We have borrowings from First Union National Bank under both a term-loan and a line of credit. The line of credit allows us to borrow up to $15,000,000 through March 31, 2004 and at the end of our fiscal year we had outstanding borrowings of $6,500,000. We had $8,000,000 outstanding at the end of the fiscal year under the term loan which is payable in quarterly installments of $500,000 through the end of fiscal year 2002 and $750,000 quarterly from then until the term loan matures in March 2004. The interest rate of both the line of credit and the term loan is 1.0% more than the London interbank offering rate. We have the option to pay interest at First Union's prime rate plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and prohibit the payment of dividends.

To finance our new restaurant development, we entered into a master lease agreement with First Union National Bank and two other banks. The master lease agreement enables construction up to a total of $25,000,000 in new restaurant construction and may include the cost of land. Funding under the master lease agreement is made through a grantor trust as construction progresses and when the restaurant is completed, the grantor trust leases the restaurant property to us. At the end of our fiscal year, there was $22,000,000 available for new restaurant development. The initial term of the lease agreement is five years and expires in fiscal 2005. The lease arrangement may be extended with the consent of all parties to the lease and if the agreement is not extended, we have the right to purchase the property or pay 90% of any possible decline in the fair market value of the property to the grantor trust. The lease arrangement has certain covenants similar to those of the term loan and line of credit agreements.

Since restaurant businesses generally do not have large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses have deficiencies in working capital.

The following table summarizes the sources and uses of cash (in thousands).

                                                                                           Fiscal year ended
                                                                             ---------------------------------------
                                                                                         2001               2000
                                                                             ---------------------------------------
    Cash provided by operations                                                          $14,918            $15,811
    Cash used in investing activities                                                   (14,567)           (18,109)
    Cash (used in) provided by financing activities                                        (581)              1,779
                                                                             ---------------------------------------
    Decrease in cash                                                                      $(230)             $(519)
                                                                             ---------------------------------------

Operating activities


Cash provided by operations had decreased during the year from fiscal 2000. The decrease resulted from a net increase in operating assets offset by net income and amortization and depreciation charges.


Investing activities

In the fiscal year ended March 26, 2000, we acquired an 80% interest in two Haru restaurants for $8,445,000 in cash. Drawdowns on the line of credit financed most of this acquisition. Expenditures for property and equipment increased by $4,905,000 over the prior fiscal year to $14,548,000. Of that amount, we expended $10,200,000 for the construction of new restaurants. We expect to expend over $26,000,000 for the development of new restaurants during the 2002 fiscal year, of which we expect to fund approximately $13,375,000 under the master lease agreement.

Financing activities

Our total indebtedness is $630,000 less at the end of fiscal 2001 than it was at the end of the prior fiscal year. We had net new borrowings under the line of credit of $2,500,000, paid down $2,250,000 of the term loan, repaid $629,000 of leases that are considered to be capital in nature and repaid $251,000 of other indebtedness.

The impact of inflation

Inflation has not been a significant factor in our business for the past three years. We have been able to keep increasing menu prices at a low level by strictly maintaining cost controls. A possible increase to the minimum wage is being considered by United States Congress; any such increase will affect us, as well as most other restaurant businesses. We do not know if or when the increase will take effect nor do we know whether the increase would be material if enacted into law.

Market risks

We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes. We had a derivative agreement in the notional amount of $3,708,000 at the end of fiscal 2001 against floating rate indebtedness of $14,500,000.

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

New accounting principles that may affect our financial reporting

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of this statement for the first quarter of fiscal 2002 did not have a material impact on our financial statements.

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








Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
May 18, 2001

COMMON STOCK INFORMATION

The Company's Common Stock and Class A Common Stock are traded on the Nasdaq National Market System. There were 257 holders of record of the Company's Common Stock and 344 holders of record of the Class A Common Stock at April 1, 2001.

The table below sets forth high and low bid prices for the Company's Common Stock and Class A Common Stock, which do not include commissions and mark-ups or mark-downs for the periods indicated. Such bid prices reflect inter-dealer prices without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.


                                                                       Fiscal Year Ended
                                                                       -----------------
                                                        April 1, 2001                        March 26, 2000
                                                  ----------------------------------------------------------------------------
                COMMON STOCK                      High                 Low               High              Low
                --------------------------------------------------------------------------------------------------------------

                1st Quarter                       16                   10 9/16          14                11 1/2
                2nd Quarter                       14                   11 1/4           15 1/2            13 3/4
                3rd Quarter                       13                    9               15 5/8            13 3/8
                4th Quarter                       12 1/8               10 1/4           14 3/4            13 1/4




                                                                       Fiscal Year Ended
                                                                       -----------------
                                                        April 1, 2001                         March 26, 2000
                                                  ----------------------------------------------------------------------------
                CLASS A COMMON STOCK              High                 Low               High                   Low
                --------------------------------------------------------------------------------------------------------------

                1st Quarter                       16                   7 3/4             13 3/4                 10 5/8
                2nd Quarter                       13 5/8               9 1/4             15 1/2                 13 1/2
                3rd Quarter                       11 3/8               6 7/8             15 5/8                 13 3/4
                4th Quarter                       11 5/8               8 1/8             14 1/4                 13


The Class A Common Stock is identical to the Common Stock except that it gives the holder one-tenth (1/10) vote per share, voting together with the Company's Common Stock as a single class on all matters except the election of directors. For election of directors, the Class A Common stockholders vote as a class to elect 25% of the members of the Board of Directors.

The Company has not declared or paid a cash dividend on common equity since its organization and has no present intention of paying any such dividend in the foreseeable future. The Company intends to retain all available cash for the operation and expansion of its business. In addition, the Company's present loan agreement restricts the payment of dividends.

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

                                                                  EXHIBIT 23.01



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No.'s 333-33880, 333-63783 and 333-13973 of Benihana Inc. on Forms S-8 of our report dated May 18, 2001, incorporated by reference in the Annual Report on Form 10-K/A-2 of Benihana Inc. for the year ended April 1, 2001.



Deloitte & Touche LLP

Miami, Florida
September 5, 2001

                                                                  EXHIBIT 23.02



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No.'s 333-83585 and 333-13977 of Benihana Inc. on Forms S-3 of our report dated May 18, 2001, incorporated by reference in the Annual Report on Form 10-K/A-2 of Benihana Inc. for the year ended April 1, 2001 and to the reference to us under the heading "Experts" in such Registration Statements.



Deloitte & Touche LLP

Miami, Florida
September 5, 2001