Form 10-Q
period 2001-10-14
BENIHANA INC
filed 2001-11-21
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the Quarter Ended October 14, 2001

                                       or,

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  Benihana Inc.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                               65-0538630
           ----------                         --------------------
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)           Identification No.)


         8685 Northwest 53rd Terrace, Miami, Florida        33166
         -------------------------------------------        -----
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


 Common Stock $.10 par value, 3,281,202 shares outstanding at November 19, 2001


      Class A Common Stock $.10 par value, 3,005,380 shares outstanding at
                                November 19, 2001

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
SEVEN PERIODS ENDED OCTOBER 14, 2001





TABLE OF CONTENTS
                                                                         PAGE
PART I -   Financial Information

                Condensed Consolidated Balance Sheets (unaudited)
                   at October 14, 2001 and April 1, 2001                 1

                Condensed Consolidated Statements of Earnings
                   (unaudited) for the Three and Seven Periods Ended
                   October 14, 2001 and October 8, 2000                  2 - 3

                Condensed Consolidated Statement of Stockholders'
                   Equity (unaudited) for the Seven Periods Ended
                   October 14, 2001                                      4

                Condensed Consolidated Statements of Cash Flows
                   (unaudited) for the Seven Periods Ended
                   October 14, 2001 and October 8, 2000                  5

                Notes to Condensed Consolidated Financial Statements
                   (unaudited)                                           6 - 9

                Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                           10 - 15


PART II -  Other Information                                            16 - 17

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share information)

                                                           October 14,  April 1,
                                                              2001        2001
-------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                                       $   440   $  935
    Receivables                                                  1,067      734
    Inventories                                                  4,494    4,149
    Prepaid expenses                                             2,627    1,122
-------------------------------------------------------------------------------
Total Current Assets                                             8,628    6,940

Property and equipment, net                                     59,585   54,104
Deferred income taxes, net                                       2,799    2,973
Goodwill, net                                                   16,478   16,478
Other assets                                                     5,411    5,434
-------------------------------------------------------------------------------

                                                               $92,901  $85,929
-------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                      $16,845  $16,332
    Current maturity of bank debt                                2,500    2,000
    Current maturities of other long-term debt                      33      145
    Current maturities of obligations
           under capital leases                                    661      702
-------------------------------------------------------------------------------
Total Current Liabilities                                       20,039   19,179

Long-term debt - bank                                           16,000   12,500
Obligations under capital leases                                 1,034    1,371
Minority Interest                                                  155      194
Commitments and Contingencies

Stockholders' Equity:
    Series A redeemable convertible
            preferred stock - $1.00 par value;
           authorized - 5,000,000 shares, issued
           and outstanding 0 and 700 shares, respectively            -        1
    Common stock - $.10 par value;
           convertible into Class A Common, authorized -
           12,000,000 shares, issued and outstanding -
           3,290,379 and 3,579,116 shares, respectively            329      358
    Class A common stock - $.10 par value;
           authorized - 20,000,000 shares, issued and outstanding
           3,005,380 and 2,589,713 shares, respectively            301      259
    Additional paid-in capital                                  14,999   14,847
    Retained earnings                                           40,160   37,336
    Treasury stock - 9,177 shares of Common stock at cost         (116)    (116)
-------------------------------------------------------------------------------
Total Stockholders' Equity                                      55,673   52,685
-------------------------------------------------------------------------------

                                                               $92,901  $85,929
-------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(In thousands, except per share information)

                                                          Three Periods Ended
                                                        -----------------------
                                                        October 14,   October 8,
                                                           2001          2000

Revenues
Restaurant sales                                          $37,209       $36,433
Franchise fees and royalties                                  277           264
-------------------------------------------------------------------------------
Total Revenues                                             37,486        36,697
-------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                             9,560         9,893
Restaurant operating expenses                              23,412        20,408
Restaurant opening costs                                      354           329
General, selling and administrative expenses                3,204         3,249
Impairment charge                                             438
-------------------------------------------------------------------------------
Total Operating Expenses                                   36,968        33,879
-------------------------------------------------------------------------------

Income from operations                                        518         2,818
Interest expense, net                                         250           367
Minority interest                                             (33)           26

-------------------------------------------------------------------------------
Income from operations before income taxes                    301         2,425
Income tax (benefit) provision                                (81)          836
-------------------------------------------------------------------------------

Net Income                                                $   382       $ 1,589
-------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                           $   .06       $   .26
Diluted earnings per common share                         $   .06       $   .24
-------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(In thousands, except per share information)

                                                          Seven Periods Ended
                                                       ------------------------
                                                       October 14,   October 8,
                                                           2001          2000
-------------------------------------------------------------------------------
Revenues
Restaurant sales                                          $87,675       $83,151
Franchise fees and royalties                                  746           615
-------------------------------------------------------------------------------
Total Revenues                                             88,421        83,766
-------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                            22,786        22,955
Restaurant operating expenses                              52,123        45,842
Restaurant opening costs                                    1,041           924
General, selling and administrative expenses                7,555         7,210
Impairment charge                                             438
-------------------------------------------------------------------------------
Total Operating Expenses                                   83,943        76,931
-------------------------------------------------------------------------------

Income from operations                                      4,478         6,835
Interest expense, net                                         589           829
Minority interest                                             (40)           52

-------------------------------------------------------------------------------
Income from operations before income taxes                  3,929         5,954
Income tax provision                                        1,100         1,930
-------------------------------------------------------------------------------

Net Income                                                $ 2,829       $ 4,024
-------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                           $   .45       $   .65
Diluted earnings per common share                         $   .43       $   .61
-------------------------------------------------------------------------------

Number of restaurants at end of period                         60            56

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share information)

                                      Series A
                                     Redeemable
                                     Convertible                 Class A     Additional                                   Total
                                      Preferred      Common      Common       Paid-in        Retained     Treasury     Stockholders'
                                        Stock         Stock       Stock       Capital        Earnings      Stock          Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, April 1, 2001                   $1           $358        $259        $14,847         $37,336      ($116)         $52,685

Net income                                                                                      2,829                       2,829

Dividend on preferred stock                                                                        (5)                         (5)

Issuance of 1,000 shares                                                            3                                           3
   of common stock
   under exercise of options

Issuance of 20,667 shares                                            2            159                                         161
   of class A common stock
   under exercise of options

Conversion of 700 shares                (1)                         11            (10)
    of preferred stock into
    105,263 shares of class
    A common stock

Conversion of 294,737                                 (29)          29
   shares of common stock
   into 294,737 shares of class
   A common stock

-----------------------------------------------------------------------------------------------------------------------------------

Balance, October 14, 2001               $0            $329        $301        $14,999         $40,160       ($116)        $55,673
-----------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)

                                                          Seven Periods Ended
                                                         ----------------------
                                                         October 14,  October 8,
                                                            2001         2000
-------------------------------------------------------------------------------
Operating Activities:
Net income                                                  $2,829       $4,024
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                            2,845        2,668
    Minority interest                                          (40)          52
    Deferred income taxes                                      174          203
    Loss on disposal of assets                                 158           63
    Loss on write-down of impaired assets                      438
    Change in operating assets and liabilities that
           provided (used) cash:
                Receivables                                   (333)         (91)
                Inventories                                   (345)        (281)
                Prepaid expenses                            (1,505)        (745)
                Other assets                                  (229)        (426)
Accounts payable and accrued expenses                          513          167
-------------------------------------------------------------------------------
Net cash provided by operating activities                    4,505        5,634
-------------------------------------------------------------------------------
Investing activities:
Expenditures for property and equipment                     (8,669)      (7,316)
Net cash used in investing activities                       (8,669)      (7,316)
-------------------------------------------------------------------------------
Financing Activities:
Borrowings under revolving credit facility                  11,500        4,000
Proceeds from issuance of common stock                         164           88
Repayment of long-term debt and obligations
    under capital leases                                    (7,990)      (2,236)
Dividend paid on preferred stock                                (5)         (23)
-------------------------------------------------------------------------------
Net cash provided by financing activities                    3,669        1,829
-------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents          (495)         147

Cash and cash equivalents, beginning of year                   935        1,165
-------------------------------------------------------------------------------

Cash and cash equivalents, end of period                    $  440       $1,312
-------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid during the seven periods:
    Interest                                                $  547       $  723
    Income taxes                                             2,187        3,529
-------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

On May 15, 2001, 700 shares of preferred stock were converted into 105,263 shares of Class A common stock.

On June 1, 2001, 294,737 shares of common stock were converted into 294,737 shares of Class A common stock.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEVEN PERIODS ENDED OCTOBER 14, 2001 AND OCTOBER 8, 2000
(UNAUDITED)


1.  GENERAL

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at October 14, 2001 and October 8, 2000) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the seven periods (twenty-eight weeks) ended October 14, 2001 and October 8, 2000 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended April 1, 2001 appearing in the Company's Form 10-K filed with the Securities and Exchange Commission. The Company's fiscal year is a 52/53-week year.


2.         RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of this statement in the first quarter of fiscal 2002 did not have a material effect on the financial statements.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is determined to be more than their fair value.

    The Company adopted the provisions of SFAS No. 142 effective the beginning of the first quarter. These standards only permit prospective application of the new accounting; accordingly adoption of these standards will not affect previously reported financial information. The principal effect of implementing SFAS No. 142 was the cessation of the amortization of goodwill in the current three and seven periods; however, impairment reviews may result in future write-downs. Goodwill amortization in the previous comparable three and seven periods amounted to $207,000 or $.03 per diluted share and $483,000 or $.07 per diluted share, respectively.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEVEN PERIODS ENDED OCTOBER 14, 2001 AND OCTOBER 8, 2000
(UNAUDITED)


    Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and net income per share would have been as follows:

    (In thousands except for earnings per share amounts)

                                                      Three Periods Ended              Seven Periods Ended
                                                    ------------------------         ------------------------
                                                    October 14,    October 8,        October 14,    October 8,
                                                       2001           2000               2001           2000
                                                    ----------     ---------         ----------     ---------
Reported net income                                    $382          $1,589            $2,829         $4,024
Add back:  Goodwill amortization                                        207                              483
                                                     ------         -------          ----------     ---------
Adjusted net income                                    $382          $1,796            $2,829         $4,507
                                                       ====          ======            ======         ======

Basic earnings per share:
    Reported net income                                $.06          $  .26            $  .45         $  .65
    Goodwill amortization                                               .03                              .07
                                                      -----          -------           ------         ------
    Adjusted net income                                $.06          $  .29            $  .45         $  .72
                                                       ====          =======           =======        =======

Diluted earnings per share:
    Reported net income                                $.06          $  .24            $  .43         $  .61
    Goodwill amortization                                               .03                              .07
                                                      -----          ------            ------         ------
    Adjusted net income                                $.06          $  .27            $  .43         $  .68
                                                       ====          =======           =======        =======

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes, but does not replace, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", as well as other earlier related pronouncements, either in whole or in part. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Earlier application is encouraged and the adoption of these statements is not expected to have a significant effect on the Company's financial position, results of operations or cash flows.

3.  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current fiscal year presentation.


4.  INVENTORIES

    Inventories consist of (in thousands):

                                             October 14,           April 1,
                                                2001                 2001
                                             -----------           --------

    Food and beverage                          $1,921               $1,634
    Supplies                                    2,573                2,515
                                               ------               ------

                                               $4,494               $4,149
                                               ======               ======

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEVEN PERIODS ENDED OCTOBER 14, 2001 AND OCTOBER 8, 2000
(UNAUDITED)


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


                                                      Seven Periods Ended
                                                   ---------------------------
                                                   October 14,      October 8,
                                                      2001             2000
                                                   ----------       ----------

      Net income                                     $2,829           $4,024
      Less preferred dividends                           (5)             (23)
                                                   ----------       ----------
      Income for computation of basic
          earnings per common share                   2,824            4,001
      Plus preferred dividends                            5               23
                                                   ----------       -----------

      Income for computation of diluted
          earnings per common share                  $2,829           $4,024
                                                     ======           ======


                                                      Seven Periods Ended
                                                   --------------------------
                                                   October 14,      October 8,
                                                      2001            2000
                                                   ----------       ----------
      Weighted average number of
           common shares used in basic
           earnings per share                         6,268            6,165
      Effect of dilutive securities:
           Stock options                                269              378
      Convertible preferred stock                        23              105
                                                    -------          -------
      Weighted average number of
           common shares and dilutive
           potential common stock used
           in diluted earnings per share              6,560            6,648
                                                      =====           ======

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEVEN PERIODS ENDED OCTOBER 14, 2001 AND OCTOBER 8, 2000
(UNAUDITED)


6.  RESTAURANT OPERATING EXPENSES

    Restaurant operating expenses consist of the following (in thousands):

                                                 Three Periods Ended                Seven Periods Ended
                                             -----------------------------       ---------------------------
                                             October 14,        October 8,       October 14,      October 8,
                                                2001               2000             2001             2000
                                             -----------        ----------       ------------     ----------

Labor and related costs                        $14,674           $12,665           $32,606         $28,571
Restaurant supplies                                858               721             1,811           1,589
Credit card discounts                              640               601             1,492           1,371
Utilities                                        1,030               923             2,203           1,945
Occupancy costs                                  2,269             1,965             5,052           4,370
Depreciation and amortization                    1,238               936             2,684           2,058
Other operating expenses                         2,703             2,597             6,275           5,938
                                               -------           -------           -------         -------
Total restaurant operating expenses            $23,412           $20,408           $52,123         $45,842
                                               =======           =======           =======         =======

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

Following the tragic events of September 11th, we experienced a decline in sales, particularly in New York City, where we operate two Benihana and five Haru restaurants, and other urban markets in which we have restaurants. During the week immediately following September 11th, our comparable store sales nationally declined by approximately 13% as compared to the similar period of the prior year. However, for the period from September 11th to the end of our second quarter as compared to the same period of the prior year, the decline decreased to a decline of approximately 7% for such period.

Restaurant sales increased 2.1% for the three periods as compared to an increase of 22.6% for the comparable period of the prior year. The slowdown in sales has negatively impacted net income and diluted earnings per share. However, positively affecting earnings in the current three and seven periods was the adoption of the provisions of SFAS 142, relating to the elimination of amortization of goodwill. In the corresponding three and seven periods of the prior year, goodwill charges amounted to $207,000 or $.03 per diluted share and $483,000 or $.07 per diluted share, respectively, compared to no such amortization in the current three and seven periods as a result of the adoption of the new accounting standard.

REVENUES

Three and seven periods ended October 14, 2001 compared to October 8, 2000 -- The amounts of sales and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables.

                                                Three Periods Ended                Seven Periods Ended
                                            ----------------------------         -------------------------
                                            October 14,       October 8,         October 14,    October 8,
                                               2001              2000               2001           2000
                                            -----------       -----------        -----------    ----------

Net restaurant sales                         $37,209           $36,433            $87,675        $83,151
Franchise fees and royalties                     277               264                746            615
                                             -------           -------            -------        -------
Total Revenues                               $37,486           $36,697            $88,421        $83,766
                                             =======           =======            =======        =======


                                                 Three Periods Ended               Seven Periods Ended
                                             ----------------------------        --------------------------
                                             October 14,       October 8,        October 14,     October 8,
                                                2001              2000              2001            2000
                                             -----------       ----------        -----------     ----------         -

Amount of change in total
     revenues from previous year             $   789           $ 6,764            $ 4,655         $14,152
Percentage of change from the
     previous year                              2.2%             22.6%               5.6%           20.3%

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Restaurant revenues increased in the three and seven periods ended October 14, 2001 as compared to the equivalent periods ended October 8, 2000. Revenues increased for the current three and seven periods primarily due to the three new Haru restaurants operating in New York City and to two new Benihana restaurants operating in Wheeling, Illinois and Santa Monica, California. The increase was partially offset by the closing of the Marina del Rey restaurant due to the expiration of the lease in the current three periods. Comparable restaurant sales decreased 1.8% in the current three periods and increased 2.3% in the current seven periods when compared to the equivalent periods of the prior year. Sales for restaurants newly opened in the current periods totaled $1,771,000 for the current three periods and $2,396,000 for the current seven periods.

COSTS AND EXPENSES

Three and seven periods ended October 14, 2001 compared to October 8, 2000 -- Costs of food and beverage sales, which are generally variable with sales, directly increased with changes in revenues for the three and seven periods ended October 14, 2001 as compared to the equivalent periods ended October 8, 2000. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's three and seven periods.


                                                   Three Periods Ended                   Seven Periods Ended
                                                --------------------------            ----------------------------
                                                October 14,      October 8,           October 14,       October 8,
                                                   2001             2000                 2001              2000
                                                -----------      ----------           -----------       ----------            -
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales                   25.7%            27.2%                 26.0%            27.6%
Restaurant operating expenses                     62.9%            56.0%                 59.4%            55.1%
Restaurant opening costs                           1.0%              .9%                  1.2%             1.1%
General, selling and
     administrative expenses                       8.6%             8.9%                  8.6%             8.7%

AMOUNT OF CHANGE FROM
PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales                  $ (333)          $1,874                $ (169)          $4,274
Restaurant operating expenses                    $3,004           $3,878                $6,281           $7,706
Restaurant opening costs                         $   25           $  294                $  117           $  854
General, selling and
     administrative expenses                     $  (45)          $  498                $  345           $  942

PERCENTAGE CHANGE FROM
PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales                   (3.4%)           23.4%                  (.7%)           22.9%
Restaurant operating expenses                     14.7%            23.5%                 13.7%            20.2%
Restaurant opening costs                           7.6%           840.0%                 12.7%          1220.0%
General, selling and
     administrative expenses                      (1.4%)           18.1%                  4.8%            15.0%

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


The cost of food and beverage sales decreased in dollar amount and as a percentage of sales in the current three and seven periods compared to equivalent periods in the prior year. The decrease in dollar amount as well as in the percentage of cost of food to sales resulted from lower commodities costs, principally shrimp costs, in the current three and seven periods compared to the prior year equivalent periods.

Restaurant operating expenses increased in dollar amount and when expressed as a percentage of sales in the current three and seven periods. The increase was attributable to higher labor costs, utility costs and employee benefit costs. The increased labor costs were due to higher labor costs during the start-up period of the three Haru restaurants and two new Benihana restaurants which were opened during the seven periods. Also, we have maintained full restaurant staffs following the tragic events of September 11th, which has had a negative effect on expenses as a percentage of sales. Additionally, higher employee benefit costs resulted from unusual amounts of claims under our self-insured health benefit plan in the current three periods.

Restaurant opening costs increased in the current three and seven periods ended from the prior year equivalent periods ended. The increase was attributable to pre-opening expenses relating to two Haru restaurants and a Benihana restaurant opened during the current three periods and the Haru restaurant and Benihana restaurant opened in the first quarter. Restaurant opening costs are expected to fluctuate in the future depending on the market and upon the number of new restaurant properties under development.

General, selling and administrative costs decreased in total dollar amount in the current three periods and increased in the current seven periods when compared to the equivalent periods of the prior year. The increase during the seven periods was largely attributable to increased legal fees in the current three and seven periods that relate to the cost to defend an action described in our Annual Report on Form 10-K for the 2001 fiscal year. The increase was offset in part by a decrease in amortization expense resulting from the cessation of the amortization of goodwill as a result of SFAS 142.

Interest expense decreased in the current three and seven periods when compared to the comparable periods of the prior year. The decrease in the current three and seven periods was attributable to a significant decrease in the interest rates on our borrowings under our credit facility in the current three and seven periods compared to the previous comparable periods.

We recorded in the current three periods an impairment charge of $438,000 for the write-down to fair value of property and equipment at a Sushi Doraku by Benihana restaurant in Ft. Lauderdale, Florida because its future projected cash flows are not sufficient to support the previous carrying value of these assets. We are evaluating strategic alternatives related to this restaurant, including the sale of this restaurant.

Our effective income tax rate decreased in the seven periods to 28.0% from 32.4% in the prior year's seven periods. The decrease was due to a decrease in net income in the current seven periods coupled with a stable net federal tax credit for FICA taxes paid on reported tip income in both the current and prior seven periods.

OUR FINANCIAL RESOURCES

Prior to our decision to accelerate the development of new restaurants, cash flow from operations was traditionally the primary source to fund our capital expenditures. During the seven periods ended October 14, 2001, we have accelerated our building program, and, as a result, we are relying more upon financing obtained from our principal bank lenders.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


We have borrowings from First Union National Bank under both a term-loan and a revolving line of credit. The line of credit allows us to borrow up to $15,000,000 through March 31, 2004, and at October 14, 2001, we had outstanding borrowings of $11,500,000. We had $7,000,000 outstanding at October 14, 2001 under the term-loan which is payable in quarterly installments of $500,000 through the end of fiscal year 2002 and $750,000 quarterly from then until the term-loan matures in March 2004. The interest rate of both the line of credit and the term-loan is 1.0% more than the London interbank offer rate. We have the option to pay interest at First Union's prime rate plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and prohibit the payment of dividends.

The reduction in sales following the tragic events of September 11, 2001 caused us to fail to meet EBITDA targets required by our loan agreement for the quarter ended October 14, 2001. Effective October 13, 2001, we reached agreement with our senior lenders to amend our credit facility to revise our EBITDA targets and certain other covenants to take into consideration the reasonably foreseeable effects of the reduction in sales, as well as our current restaurant construction program.

To finance our new restaurant development, we entered into a master lease agreement with First Union National Bank and two other banks. The master lease agreement enables construction up to a total of $25,000,000 in new restaurant construction primarily in fee property acquisitions and may include the cost of land. Funding under the master lease agreement is made through a grantor trust as construction progresses and when the restaurant is completed, the grantor trust leases the restaurant property to us. These leases are treated as operating leases. At October 14, 2001, there was $18,300,000 available for new restaurant development. The initial term of the lease agreement is five years and expires in fiscal 2005. The lease arrangement may be extended with the consent of all parties to the lease and if the agreement is not extended, we have the right to purchase the property or pay 90% of any possible decline in the fair market value of the property to the grantor trust. The lease arrangement has certain covenants similar to those of our term-loan and line of credit agreements.

Since restaurant businesses generally do not have large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses, including our own, operate with deficiencies in working capital.

The following table summarizes the sources and uses of cash (in thousands):

                                                      Seven Periods Ended
                                                  ----------------------------
                                                  October 14,       October 8,
                                                     2001              2000
                                                  -----------       ----------

Cash provided by operations                         $4,505            $5,634
Cash used in investing activities                   (8,669)           (7,316)
Cash provided by financing activities                3,669             1,829
                                                   --------          --------
(Decrease) increase in cash                         $ (495)           $  147
                                                   ========          ========

Operating Activities

Cash provided by operations decreased during the seven periods ended October 14, 2001 compared to equivalent periods in the previous year. The decrease resulted mainly from a decrease in net income of approximately $1,200,000 and from the use of cash to pay income taxes during such period.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Investing Activities

Expenditures for property and equipment increased during the seven periods ended October 14, 2001 by $1,353,000 over the prior comparable period to $8,669,000. The major part of that amount was expended for the construction of the three new Haru restaurants in New York City and new Benihana restaurants in Santa Monica, California and Wheeling, Illinois.

Financing Activities

Our total indebtedness increased by $3,510,000 during the seven periods ended October 14, 2001 as compared to the end of fiscal 2001. We had net new borrowings under the line of credit of $5,000,000, paid down $1,000,000 of the term-loan, repaid $378,000 of leases that are considered to be capital in nature and repaid $112,000 of other indebtedness.

We filed a registration statement with the Securities and Exchange Commission covering an underwritten public offering of 750,000 shares of our Class A Common Stock through Ladenburg Thalmann & Co., Inc. and Ryan, Beck & Co., co-managing co-lead underwriters. There can be no assurance that this equity financing will be completed.

Forward-Looking Statements

This quarterly report contains various "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs concerning future events, including unit growth, future capital expenditures, and other operating information. A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including changes in consumer dining preferences, fluctuations in commodity prices, availability of qualified employees, changes in the general economy, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, harsh weather conditions in areas in which we and our franchisees operate restaurants or plan to build new restaurants, acceptance of our concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete new restaurant construction and obtain governmental permits on a reasonably timely basis and other factors that we cannot presently foresee.

The Impact of Inflation

Inflation has not been a significant factor in our business for the past several years. We have been able to keep increasing menu prices at a low level by strictly maintaining cost controls. A possible increase to the minimum wage is being considered by United States Congress; any such increase will affect us, as well as most other restaurant businesses. We do not know if or when the increase will take effect nor have we evaluated whether the increase would be material if enacted into law.

Market Risks

We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes. We had a derivative agreement in the notional amount of $3,189,000 at October 14, 2001 against floating rate indebtedness of $16,000,000. The fair value of the derivative agreement, which expires on May 1, 2002, was not material to the financial statements as of October 14, 2001 and April 1, 2001.

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

Seasonality of Our Business

Our business is not highly seasonal although we do have more patrons coming to our restaurants for special holidays such as Mother's Day, Valentine's Day and New Year's. Mother's Day falls in our first fiscal quarter of each year, New Year's in the third quarter and Valentine's Day in the fourth quarter.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information


Item 1.         Legal Proceedings

Reference is hereby made to our Annual Report on Form 10-K for the fiscal year ended April 1, 2001 and to our Quarterly Report on Form 10-Q for the quarter ended July 22, 2001 for a description of certain legal proceedings.

During the quarter covered by this report, the two proceedings brought by the EEOC described in our Quarterly Report on Form 10-Q for the quarter ended July 22, 2001 were dismissed.

Item 4.         Results of Vote of Security Holders

(a)        We held our annual meeting of stockholders on August 16, 2001.

(b)        The following directors were elected at the meeting:

           Joel A. Schwartz, Kevin Y. Aoki, Darwin C. Dornbush and Max Pine

           Other directors whose term of office continue after the meeting are set forth below:

           Taka Yoshimoto, John E. Abdo and Norman Becker

(c) At the annual meeting, holders of our Common Stock voted to elect three Class III directors for a term of three years and holders of our Class A Common Stock voted to elect a Class I Director for a term of one year. In addition, holders of our Common Stock and Class A Common Stock, voting together as a single class, voted for the ratification of Deloitte & Touche LLP to serve as our independent certified public accountants for the fiscal year ending March 31, 2002.

           At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set for the below:

                                                                                      WITHHOLD          NON-
           MATTER                        FOR             AGAINST         ABSTAIN      AUTHORITY         VOTES
                     -----------------------------------------------------------------------------------------------------

           Election of Directors:

           Class III
           Joel A. Schwartz           2,879,255                                        348,575

           Class III
           Kevin Y. Aoki              2,879,330                                        348,500

           Class III
           Darwin C. Dornbush         2,879,330                                        348,500

           Class I
           Max Pine                   2,527,537                                         17,394

           Ratification of
           Independent Public
           Accountants:               3,481,133            970             209

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information


Item 6.    Exhibits and Reports on Form 8-K

(a)        Reports on Form 8-K - None

(b)        Exhibits

           10.1 Amendments to Credit Agreement dated December 1, 1997 by and among Benihana Inc., the Guarantors (as listed and defined therein), and First Union National Bank, as Agent and Lender.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Benihana Inc.
                                                  -----------------------------
                                                  (Registrant)




Date      November 21, 2001                       /s/ Joel A. Schwartz
      --------------------------                  -----------------------------
                                                   Joel A. Schwartz
                                                   President




                                                  /s/ Michael R. Burris
                                                  -----------------------------
                                                   Michael R. Burris
                                                   Chief Financial Officer

                                                                   Exhibit 10.1
                       FIRST AMENDMENT TO CREDIT AGREEMENT


THIS FIRST AMENDMENT TO CREDIT AGREEMENT (the "First Amendment") dated as of September 29, 1998, is to that Credit Agreement dated as of December 1, 1997 (as amended and modified, the "Credit Agreement"; terms used but not otherwise defined herein shall have the meanings provided in the Credit Agreement), by and among BENIHANA INC., a Delaware corporation (the "Borrower"), the Guarantors identified therein, the several banks and other financial institutions identified therein (the "Lenders") and FIRST UNION NATIONAL BANK, as agent for the Lenders thereunder (in such capacity, the "Agent").


                                   WITNESSETH:

           WHEREAS, the Lenders have established a $27,000,000 (less the outstanding principal amount of that certain promissory note of Maxwell's International, Inc. in favor of Asian Restaurants International, Inc. dated as of February 5, 1996) secured credit facility for the benefit of the Borrower pursuant to the terms of the Credit Agreement;

           WHEREAS, the Borrower wishes to amend the Credit Agreement to modify certain provisions contained therein;

           WHEREAS, the Required Lenders have agreed to the requested amendment on the terms and conditions hereinafter set forth;

           NOW, THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

           A.        The Credit Agreement is amended in the following respects:

                     I . The definition of "Fixed Charge Coverage Ratio" in
           Section 1.1 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                               "Fixed Charge Coverage Ratio" means, as of the
                     end of each fiscal quarter of the Consolidated Parties for the twelve month period ending on such date, the ratio of
                     (a) Consolidated EBITDA for the applicable period to (b) the sum of (i) Consolidated Accrued Interest Expense for the applicable period plus (ii) maintenance capital expenditures of the Consolidated Parties on a consolidated basis for the applicable period; provided, however that for purposes hereof such maintenance capital expenditures shall not be less than (A) for the 1999 fiscal year, the greater of (1) actual maintenance capital expenditures during such period or (2) $3,000,000 and (B) for each fiscal year occurring thereafter, the greater of (1) actual maintenance capital expenditures during such period or (2) $2,500,000, plus (iii) Consolidated Cash Taxes for the applicable period plus (iv) dividends paid during such period plus (v) Consolidated Scheduled Funded Debt Payments for the applicable period plus (vi) any amounts paid for the repurchase of preferred stock for the applicable period. The applicable period for the foregoing components shall be for the four consecutive quarters ending as of the date of determination, except that for the first three complete fiscal quarters to occur after the Closing Date, the Fixed Charge Coverage Ratio shall be determined by annualizing the components thereof for the complete fiscal quarters occurring after the Closing Date (such that the components of the Fixed Charge Coverage Ratio for the first complete fiscal quarter to occur after the Closing Date would be multiplied by four (4), the first two complete fiscal quarters would be multiplied by two (2) and the first three complete fiscal quarters would be multiplied by one and one-third (1-1/3)).

                      2. The definition of "Funded Indebtedness" in Section 1.1 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                               "Funded Indebtedness" means, with respect to any
                     Person, without duplication, (a) all obligations of such Person for borrowed money, (b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, or upon which interest payments are customarily made, (c) all obligations of such Person under conditional sale or other title retention agreements relating to Property purchased by such Person (other than customary reservations or retentions of title under agreements with suppliers entered into in the ordinary course of business), (d) all obligations of such Person issued or assumed as the deferred purchase price of Property or services purchased by such Person (other than trade debt incurred in the ordinary course of business and due within six months of the incurrence thereof) which would appear as liabilities on a balance sheet of such Person, (e) all Guaranty Obligations of such Person, (f) the maximum amount of all standby letters of credit issued or bankers' acceptances facilities created for the account of such Person and, without duplication, all drafts drawn thereunder (to the extent unreimbursed), (g) all preferred Capital Stock issued by such Person and required by the terms thereof to be redeemed, or for which mandatory sinking fund payments are due, by a fixed date, (h) Indebtedness in respect of any synthetic lease, end loaded lease financing, tax retention operating lease, off-balance sheet loan or similar off balance sheet financing product to which such Person is a party, (i) the principal portion of all obligations of such Person under Capital Leases, 0) all Indebtedness of another Person of the type referred to in clauses (a)-(i) above secured by (or for which the holder of such Funded Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on, or payable out of the proceeds of production from, Property owned or acquired by such Person, whether or not the obligations secured thereby have been assumed, (k) all Guaranty Obligations of such Person with respect to Indebtedness of the type referred to in clauses (a)-(i) above of another Person and (1) Indebtedness of the type referred to in clauses (a)-(i) above of any partnership or unincorporated joint venture in which such Person is legally obligated or has a reasonable expectation of being liable with respect thereto.

           B. Except as modified hereby, all of the terms and provisions of the Credit Agreement (and Exhibits) remain in full force and effect.

           C. This First Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original and it shall not be necessary in making proof of this First Amendment to produce or account for more than one such counterpart.

           D. This First Amendment and the Credit Agreement, as amended hereby, shall be deemed to be contracts made under, and for all purposes shall be construed in accordance with the laws of the State of North Carolina.


                  [Remainder of page intentionally left blank]

           IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this First Amendment to be duty executed and delivered as of the date and year first above written.

BORROWER:
                             BENIHANA INC.,
                             a Delaware corporation, in its individual capacity and on behalf of the Guarantors

                             /s/ Michael R. Burris
                             --------------------------------------------------
                             By:  Michael R. Burris, CFO




AGENT:                       FIRST UNION NATIONAL BANK,
-----                        as Agent and in its capacity as a Lender

                             /s/ Jorge Gonzalez
                             -----------------------------------------
                             By:  Jorge Gonzalez, Senior Vice President

                      SECOND AMENDMENT TO CREDIT AGREEMENT


           THIS SECOND AMENDMENT TO CREDIT AGREEMENT (the "Second Amendment") dated as of March 31, 1999, is to that Credit Agreement dated as of December 1, 1997, as ended by that certain First Amendment to Credit Agreement dated as of September 29, 1998 (as may be subsequently amended and modified from time to time, the "Credit Agreement"; terms used but not otherwise defined herein shall have the meanings provided in the Credit Agreement), by and among BENIHANA INC., a Delaware corporation (the "Borrower"), the Guarantors identified therein, the several banks and other financial institutions identified therein (the "Lenders") and FIRST UNION NATIONAL BANK, as agent for the Lenders thereunder (in such capacity, the "Agent").


                                   WITNESSETH:

           WHEREAS, the Lenders have established a $27,000,000 (less the outstanding principal amount of that certain promissory note of Maxwell's International, Inc. in favor of Asian Restaurants International, Inc. dated as of February 5, 1996) secured credit facility for the benefit of the Borrower pursuant to the terms of the Credit Agreement;

           WHEREAS, the Borrower wishes to amend the Credit Agreement to modify certain provisions contained therein;

           WHEREAS, the Required Lenders have agreed to the requested amendment on the terms and conditions hereinafter set forth;

           NOW, THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

           A.        The Credit Agreement is amended in the following respects:

                     1 . The definition of "Fixed Charge Coverage Ratio" in
           Section 1.1 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                               "Fixed Charge Coverage Ratio" means, as of the
                     end of each fiscal quarter of the Consolidated Parties for the twelve month period ending on such date, the ratio of
                     (a) Consolidated EBITDA for the applicable period to (b) the sum of (i) Consolidated Accrued Interest Expense for the applicable period plus (ii) maintenance capital expenditures (as specified by the Borrower and approved by the Agent) of the Consolidated Parties on a consolidated basis for the applicable period (excluding, in the case of fiscal year 2000, any expansionary capital expenditures); provided, however that for purposes hereof such maintenance capital expenditures shall not be less than the greater of
                     (1) actual maintenance capital expenditures during such period or (2) $2,500,000, plus (iii) Consolidated Cash Taxes for the applicable period plus (iv) dividends paid during such period plus (v) Consolidated Scheduled Funded Debt Payments for the applicable period plus (vi) any amounts paid for the repurchase of preferred stock for the applicable period.

                     2. Section 7.1 l(d) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                     "(d) Capital Expenditures. Consolidated Capital Expenditures for each fiscal year shall not exceed the amounts set forth below for the periods set forth below:

                        Period                       Amount
                        ------                       ------
                    Fiscal year 1998               $ 8,500,000
                    Fiscal year 1999               $ 8,600,000
                    Fiscal year 2000               $14,050,000
                    Fiscal year 2001               $ 8,000,000
                    Fiscal year 2002               $ 8,000,000
                      and thereafter

           provided, however, (i) a Credit Party may use the Net Cash Proceeds from an Equity Issuance to make additional capital expenditures to the extent such Net Cash Proceeds are not required to be paid to the Lenders pursuant to Section 3.3(b)(iii); (ii) the Credit Parties shall be permitted to carry forward (to the immediately succeeding year only) the lesser of (A) the unused portion of the amount for the prior year or (B) $2,000,000; provided, further that Consolidated Capital Expenditures may be increased annually by 50% of Consolidated Excess EBITDA for the immediately preceding fiscal year only; and
           (iii) notwithstanding anything to the contrary contained herein, in the case of Consolidated Capital Expenditures made in fiscal year 2000, the amount of such Consolidated Capital Expenditures to be used for actual maintenance purposes (as specified by the Borrower and approved by the Agent) shall not exceed $7,650,000 in the aggregate and the amount of such Consolidated Capital Expenditures to be used for expansionary purposes (as specified by the Borrower and approved by the Agent) shall not exceed $6,400,000 in the aggregate."

           C. Except as modified hereby, all of the terms and provisions of the Credit Agreement (and Exhibits) remain in full force and effect.

           D. This Second Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original and it shall not be necessary in making proof of this Second Amendment to produce or account for more than one such counterpart.

           E. This Second Amendment and the Credit Agreement, as amended hereby, shall be deemed to be contracts made under, and for all purposes shall be construed in accordance with the laws of the State of North Carolina.


                  [Remainder of page intentionally left blank]

           IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Second Amendment to be duly executed and delivered as of the date and year first above written.

BORROWER:
--------
                             BENIHANA INC.,
                             a Delaware corporation, in its individual capacity and on behalf of the Guarantors

                             /s/ Michael R Burris
                             --------------------------------------------------
                             By:  Michael R. Burris, CFO


AGENT:
-----                        FIRST UNION NATIONAL BANK,
                             as Agent and in its capacity as a Lender

                             /s/ Joel Thomas
                             --------------------------------------------------
                             By:  Joel Thomas, Vice President

                       THIRD AMENDMENT TO CREDIT AGREEMENT


           THIS THIRD AMENDMENT TO CREDIT AGREEMENT (the "Third Amendment") dated as of September 24, 1999, is to that Credit Agreement dated as of December 1, 1997, as amended by that certain First Amendment to Credit Agreement dated as of September 29, 1998, and as further amended by that Second Amendment to Credit Agreement dated as of March 31, 1999 (as may be subsequently amended and modified from time to time, the "Credit Agreement"; terms used but not otherwise defined herein shall have the meanings provided in the Credit Agreement), by and among BENIHANA INC., a Delaware corporation (the "Borrower"), the Guarantors identified therein, the several banks and other financial institutions identified therein (the "Lenders") and FIRST UNION NATIONAL BANK, as agent for the Lenders thereunder (in such capacity, the "Agent").

                                   WITNESSETH:

           WHEREAS, the Lenders have established a secured credit facility for the benefit of the Borrower pursuant to the terms of the Credit Agreement;

           WHEREAS, the Borrower wishes to amend the Credit Agreement to modify certain provisions contained therein;

           WHEREAS, the Required Lenders have agreed to the requested amendment on the terms and conditions hereinafter set forth;

           NOW, THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

           A.        The Credit Agreement is amended in the following respects:

                     1 . The definition of "Asset Disposition" in Section 1.1 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                               "Asset Disposition" means the disposition of any
                     or all of the assets (including, without limitation, the Capital Stock of a Subsidiary and any asset subject to an Off-Balance Sheet Lease Obligation, but excluding the sale of inventory in the ordinary course of business) of any Consolidated Party whether by sale, lease, transfer or otherwise. The term "Asset Disposition" shall not include any Equity Issuance.

                     2.        The definition of  "Consolidated  EBITDA" in
           Section 1.1 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                               "Consolidated EBITDA" means, for any period, the
                     sum of (a) Consolidated Net Income for such period, plus
                     (b) an amount which, in the determination of Consolidated Net Income for such period, has been deducted for (i) Consolidated Accrued Interest Expense for such period, (ii) total accrued federal state, local and foreign income, value added and similar taxes for such period, (iii) depreciation and amortization expense for such period and
                     (iv) Synthetic Lease Rental Expense for such period, all as determined in accordance with GAAP.

                     3. The definition of "Fixed Charge Coverage Ratio" in
           Section 1.1 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                               "Fixed Charge Coverage Ratio" means, as of the
                     end of each fiscal quarter of the Consolidated Parties for the twelve month period ending on such date, the ratio of
                     (a) Consolidated EBITDA for the applicable period to (b) the sum of (i) Consolidated Accrued Interest Expense for the applicable period plus (ii) maintenance capital expenditures (as specified by the Borrower and approved by the Agent) of the Consolidated Parties on a consolidated basis for the applicable period (excluding, in the case of fiscal year 2000, any expansionary capital expenditures); provided, however that for purposes hereof such maintenance capital expenditures shall not be less than the greater of
                     (1) actual maintenance capital expenditures during such period or (2) $4,000,000, plus (iii) Consolidated Cash Taxes for the applicable period plus (iv) dividends paid during such period -plus (v) Consolidated Scheduled Funded Debt Payments for the applicable period plus (vi) any amounts paid for the repurchase of preferred stock for the applicable period plus (vii) Synthetic Lease Rental Expense paid during such period.

                     4. The definition of "Indebtedness" in Section 1. 1 of the Credit Agreement is hereby amended by deleting the word "and" from the end of subclause (k), adding the word "and" to the end of subclause (1) and adding a new subclause (m) to read as set forth below:

                     "(m) Indebtedness in respect of any synthetic lease, end loaded lease financing, tax retention operating lease, off-balance sheet loan or similar off-balance sheet financing product to which such Person is a party (an "Off-Balance Sheet Lease Obligation")."

                     5. The definition of "Leverage Ratio" in Section 1. 1 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                               "Leverage Ratio" means, with respect to the
                     Consolidated Parties on a consolidated basis for the twelve month period ending on the last day of any fiscal quarter, the ratio of (a) Funded Indebtedness of the Consolidated Parties on a consolidated basis on the last day of such period to (b) Consolidated EBITDA for such period.

                     6. Section 1. 1 of the Credit Agreement is hereby further amended by adding a new definition for the term "Adjusted Capital Expenditures" to read as follows:

                               "Adjusted Capital Expenditures" means, with
                     respect to any period, the sum of (a) Consolidated Capital Expenditures during such period plus (b) capital expenditure payments made under or in connection with the Synthetic Lease during such period.

                     7. Section 1.1 of the Credit Agreement is hereby further amended by adding a new definition for the ten-n "Off-Balance Sheet Lease Obligation" to read as follows:

                               "Off-Balance Sheet Lease Obligation" shall have
                     the meaning assigned to such term in subclause (in) of the definition of Indebtedness in Section 1.1 of the Credit Agreement.

                     8. Section 1.1 of the Credit Agreement is hereby further amended by adding a new definition for the term "Participation Agreement" to read as follows:

                               "Participation Agreement" shall have the meaning
                     assigned to such term in the definition of Synthetic Lease in Section 1. I of the Credit Agreement.

                     9. Section 1.1 of the Credit Agreement is hereby further amended by adding a new definition for the term "Synthetic Lease" to read as follows:

                               "Synthetic Lease" means that certain transaction
                     evidenced by that certain participation agreement dated September 24, 1999, among BENIHANA INC., a Delaware corporation, FIRST SECURITY BANK, NATIONAL ASSOCIATION, a national banking association, not individually, but solely as the Owner Trustee (as such term is defined therein) under the Teppanyaki Realty Trust 1999-1 (as such term is defined therein), the various banks and other lending institutions which are parties thereto from time to time as holders of certificates issued with respect to the Teppanyaki Realty Trust 1999-1, the various banks and lending institutions which are parties thereto from time to time as lenders, and FIRST UNION NATIONAL BANK, a national banking association, as the agent for the lenders and with respect to the Security Documents (as such ten-n is defined therein), as the agent for the lenders and the Holders (as such term is defined therein), to the extent of their interests and SOUTHTRUST BANK, NATIONAL ASSOCIATION, as the Co-Agent, (the "Participation Agreement") and the other Operative Agreements as defined therein.

                     10. Section 1.1 of the Credit Agreement is hereby further amended by adding a new definition for the ten-n "Synthetic Lease Rental Expense," to read as follows:

                               "Synthetic Lease Rental Expense" means any Basic
                     Rent (as defined in the Participation Agreement) paid by the Borrower in connection with the Synthetic Lease during any period.

                     11. Section 1.1 is hereby further amended by deleting in their entirety the definitions for the following terms:
           "Consolidated EBITDA Threshold" and "Consolidated Excess EBITDA".

                     12. Section 7.11(a) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                     (a) Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio, as of the last day of each fiscal quarter of the Consolidated Parties for each date of determination occurring during each of the periods listed below, shall be greater than or equal to:

                             Period                     Ratio
                             ------                     -----
                         Fiscal year 2000             1.05 to 1.0
                         Fiscal year 2001             1.10 to 1.0
                         Fiscal year 2002             1.15 to 1.0
                         Fiscal year 2003             1.20 to 1.0
                           and thereafter

                     13. Section 7. 11(b) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                     (b) Leverage Ratio. The Leverage Ratio, as of the last day of each fiscal quarter of the Consolidated Parties for each date of determination occurring during each of the periods listed below, shall be less than or equal to:

                             Period                        Ratio
                             ------                        -----
                          Fiscal year 2000              2.50 to 1.0
                          Fiscal year 2001              2.25 to 1.0
                          Fiscal year 2002              1.75 to 1.0
                          Fiscal year 2003              1.50 to 1.0
                          Fiscal year 2004              1.25 to 1.0
                            and thereafter

                     14. Section 7.1l(c) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                     (c) Consolidated EBITDA. Consolidated EBITDA at the end of each fiscal quarter of the Borrower for the immediately preceding four consecutive fiscal quarters shown on the financial statements of the Borrower delivered pursuant to Section 7.1(b) for each date of determination listed below shall not be less than:

                          Period                                 Amount
                          ------                                 ------
                Fiscal year 2000 - 1st Quarter                 $15,500,000
                Fiscal year 2000 - 2nd Quarter                 $16,250,000
                Fiscal year 2000 - 3rd Quarter                 $16,750,000
                Fiscal year 2000 - 4th Quarter                 $17,000,000
                Fiscal year 2001 - 1st Quarter                 $17,500,000
                Fiscal year 2001 - 2nd Quarter                 $18,000,000
                Fiscal year 2001 - 3rd Quarter                 $19,000,000
                Fiscal year 2001 - 4th Quarter                 $20,000,000
                Fiscal year 2002 - 1st Quarter                 $20,500,000
                Fiscal year 2002 - 2nd Quarter                 $21,000,000
                Fiscal year 2002 - 3rd Quarter                 $21,500,000
                Fiscal year 2002 - 4th Quarter                 $22,000,000
                Fiscal year 2003 - 1st Quarter                 $22,750,000
                Fiscal year 2003 - 2nd Quarter                 $23,500,000
                Fiscal year 2003 - 3rd Quarter                 $24,750,000
                Fiscal year 2003 - 4th Quarter                 $26,000,000
                Fiscal year 2004 - 1st Quarter                 $26,500,000
                Fiscal year 2004 - 2nd Quarter                 $27,000,000
                Fiscal year 2004 - 3rd Quarter                 $28,000,000
                Fiscal year 2004 - 4th Quarter                 $29,000,000
                  and thereafter

                     15. Section 7.11 (d) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                     (d)(i)    Capital  Expenditures.  Consolidated  Capital
                               ---------------------
        Expenditures for each fiscal year shall not exceed the amounts set forth below for the periods set forth below:

                    Period                      Amount
                    ------                      ------
                Fiscal year 2000              $14,050,000
                Fiscal year 2001              $ 9,000,000
                Fiscal year 2002              $ 9,000,000
                Fiscal year 2003              $16,000,000
                  and thereafter

                     (d)(ii) Adjusted Capital Expenditures. Adjusted Capital Expenditures for each fiscal year shall not exceed the amounts set forth below for the periods set forth below:

                    Period                      Amount
                    ------                      ------
                Fiscal year 2000              $16,500,000
                Fiscal year 2001              $15,000,000
                Fiscal year 2002              $15,000,000
                Fiscal year 2003              $16,000,000
                  and thereafter


                     16. Section 8.1 of the Credit Agreement is hereby amended by adding the word "and" to the end of subclause (f) and adding a new subclause (g) to read as set forth below:

                     (g) Indebtedness of the Borrower incurred in connection with the Synthetic Lease.

                     17. Section 10.1. of the Credit Agreement is hereby amended by adding a new subclause (1) to read as set forth below:

                     (1) Synthetic Lease. Any default or event of default shall occur under the Synthetic Lease.


           B. Except as modified hereby, all of the terms and provisions of the Credit Agreement (and Exhibits) remain in full force and effect.

           C. Each Guarantor hereby reaffirms its obligations under Section 4 of the Credit Agreement as of the date hereof and agrees that nothing contained herein shall operate to relieve any such Guarantor of its obligations thereunder.

           D. The Credit Parties hereby represent and warrant that:

                     (i) Any and all representations and warranties made by the Credit Parties and contained in the Credit Agreement (other than those which expressly relate to a prior period) are true and correct in all material respects as of the date of this Third Amendment; and

                     (ii) No Default or Event of Default currently exists and is continuing under the Credit Agreement as of the date of this Third Amendment.

           E. This Third Amendment and the Credit Agreement, as amended hereby, shall be deemed to be contracts made under, and for all purposes shall be construed in accordance with the laws of the State of North Carolina.

           F. This Third Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original and it shall not be necessary in making proof of this Third Amendment to produce or account for more than one such counterpart.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

           IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Third Amendment to be duly executed and delivered as of the date and year first above written.

BORROWER:
--------                                      BENIHANA INC.,
                                              a Delaware corporation

                                              /s/ Joel A. Schwartz
                                              ---------------------------------
                                              By:  Joel A. Schwartz, President

SUBSIDIARY
GUARANTORS:                                   BENIHANA NATIONAL CORP.,
----------
                                              a Delaware corporation

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

                                              NOODLE TIME INC.,
                                              a Florida corporation

                                              BENIHANA NEW YORK CORP.,
                                              a Delaware corporation

                                              BENIHANA LOMBARD CORP.,
                                              a Illinois corporation

                                              BIG SPLASH KENDALL CORP.,
                                              a Delaware corporation




Signature Pages for Third Amendment-Benihana

                                              BENIHANA OF PUENTE HILLS CORP.,,
                                              a Delaware corporation

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

                                              RUDY'S RESTAURANT GROUP, INC.,
                                              a Nevada corporation

                                              THE SAMURAI, INC.,
                                              a New York corporation

                                              MAXWELL'S INTERNATIONAL INC.,
                                              a Delaware corporation

                                              RUDY'S SIRLOIN STEAKBURGERS, INC.,
                                              a Delaware corporation


                                              /s/ Joel A. Schwartz
                                              ---------------------------------
                                              By:  Joel A. Schwartz, President




Signature Pages for Third Amendment-Benihana

                                             BENIHANA NATIONAL OF FLORIDA
                                             CORP., a Delaware corporation

                                             /s/ Joel A. Schwartz
                                             ----------------------------------
                                             By:  Joel A. Schwartz, President


                                             BENIHANA OF TEXAS, INC.,
                                             a Texas corporation

                                             /s/ Joel A. Schwartz
                                             ----------------------------------
                                             By:  Joel A. Schwartz, President




Signature Pages for Third Amendment-Benihana

AGENT:                                  FIRST UNION NATIONAL BANK,
-----                                   as Agent and in its capacity as a Lender

                                        /s/ Joel Thomas
                                        ---------------------------------------
                                        By:  Joel Thomas, Vice President




Signature Pages for Third Amendment-Benihana

                      FOURTH AMENDMENT TO CREDIT AGREEMENT


         THIS FOURTH AMENDMENT TO CREDIT AGREEMENT (the "Fourth Amendment") dated as of December 31 2000, is to that Credit Agreement dated as of December 1, 1997, as amended by that certain First Amendment to Credit Agreement dated as of September 29, 1998, as further amended by that certain Second Amendment to Credit Agreement dated as of March 31, 1999 and as further amended by that certain Third Amendment to Credit Agreement dated as of September 24, 1999 (as may be subsequently amended and modified from time to time, the "Credit Agreement"; terms used but not otherwise defined herein shall have the meanings provided in the Credit Agreement), by and among BENIHANA INC., a Delaware corporation (the "Borrower"), the Guarantors identified therein, the several banks and other financial institutions identified therein (the "Lenders") and FIRST UNION NATIONAL BANK, as agent for the Lenders thereunder (in such capacity, the "Agent").

                                   WITNESSETH:

           WHEREAS, the Lenders have established a secured credit facility for the benefit of the Borrower pursuant to the terms of the Credit Agreement;

           WHEREAS, the Borrower wishes to amend the Credit Agreement to modify certain provisions contained therein;

           WHEREAS, the Required Lenders have agreed to the requested amendment on the terms and conditions hereinafter set forth;

           NOW, THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

           A.        The Credit Agreement is amended in the following respects:

Section 7.1 1 (d) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                      (d)(i)  Capital Expenditures.  Consolidated Capital
                              --------------------
        Expenditures for each fiscal year shall not exceed the amounts set forth below for the periods set forth below:

                             Period                         Amount
                             ------                         ------
                        Fiscal year 2000                  $14,050,000
                        Fiscal year 2001                  $15,500,000
                        Fiscal year 2002                  $ 9,000,000
                        Fiscal year 2003                  $16,000,000
                          and thereafter

                     (d)(ii) Adjusted Capital Expenditures. Adjusted Capital Expenditures for each fiscal year shall not exceed the amounts set forth below for the periods set forth below:

                              Period                        Amount
                              ------                        ------
                          Fiscal year 2000                $16,500,000
                          Fiscal year 2001                $17,500,000
                          Fiscal year 2002                $15,000,000
                          Fiscal year 2003                $16,000,000
                            and thereafter

B. Except as modified hereby, all of the terms and provisions of the Credit Agreement (and Exhibits) remain in full force and effect.

C. Each Guarantor hereby reaffirms its obligations under Section 4 of the Credit Agreement as of the date hereof and agrees that nothing contained herein shall operate to relieve any such Guarantor of its obligations thereunder.

D.         The Credit Parties hereby represent and warrant that:

                      (i) Any and all representations and warranties made by the Credit Parties and contained in the Credit Agreement (other than those which expressly relate to a prior period) are true and correct in all material respects as of the date of this Fourth Amendment; and

                     (ii) No Default or Event of Default currently exists and is continuing under the Credit Agreement as of the date of this Fourth Amendment.

E. This Fourth Amendment and the Credit Agreement, as amended hereby, shall be deemed to be contracts made under, and for all purposes shall be construed in accordance with the laws of the State of North Carolina.

F. This Fourth Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original and it shall not be necessary in making proof of this Fourth Amendment to produce or account for more than one such counterpart.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

           IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Fourth Amendment to be duly executed and delivered as of the date and year first above written.


BORROWER:                                BENIHANA INC.,
--------                                 a Delaware corporation


                                         /s/ Joel A. Schwartz
                                         --------------------------------------
                                         By:  Joel A. Schwartz, President


SUBSIDIARY
GUARANTORS:                              BENIHANA NATIONAL CORP.,
----------                               a Delaware corporation

                                         BENIHANA ENCINO CORP.,
                                         a California corporation

                                         BENIHANA MARINA CORP.,
                                         a California corporation

                                         TEPPAN RESTAURANTS LTD.,
                                         a California corporation

                                         BENIHANA BETHESDA CORP.,
                                         a New York corporation

                                         BENIHANA INTERNATIONAL INC..,
                                         a Delaware corporation

                                         NOODLE TIME INC.,
                                         a Florida corporation

                                         BENIHANA NEW YORK CORP.,
                                         a Delaware corporation

                                         BENIHANA LOMBARD CORP.,
                                         a Illinois corporation

                                         BIG SPLASH KENDALL CORP.,
                                         a Delaware corporation




Signature Pages for Fourth Amendment-Benihana

                                         BENIHANA OF PUENTE HILLS CORP.,
                                         a Delaware corporation

                                         BENIHANA ORLANDO CORP.,,
                                         a Delaware corporation

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

                                         RUDY'S RESTAURANT GROUP, INC.,
                                         a Nevada corporation

                                         THE SAMURAI, INC.,
                                         a New York corporation

                                         MAXWELL'S INTERNATIONAL INC.,
                                         a Delaware corporation

                                         RUDY'S SIRLOIN STEAKBURGERS, INC.,
                                         a Delaware corporation

                                         /s/ Joel A. Schwartz
                                         --------------------------------------
                                         By:  Joel A. Schwartz
                                              Executive Vice President




Signature Pages for Fourth Amendment-Benihana

                                        BENIHANA NATIONAL OF FLORIDA
                                        CORP., a Delaware corporation

                                        /s/ Joel A. Schwartz
                                        ---------------------------------------
                                        By:  Joel A. Schwartz, President


                                        BENIHANA OF TEXAS, INC.,
                                        a Texas corporation

                                        /s/ Joel A. Schwartz
                                        ---------------------------------------
                                        By:  Joel A. Schwartz, President




Signature Pages for Fourth Amendment-Benihana

AGENT:                                  FIRST UNION NATIONAL BANK,
-----                                   as Agent and in its capacity as a Lender

                                        /s/ David C. Hauglid
                                        ---------------------------------------
                                        By:  David C. Hauglid

                                        Title:  Vice President
                                              ---------------------------------




Signature Pages for Fourth Amendment-Benihana

                       FIFTH AMENDMENT TO CREDIT AGREEMENT


         THIS FIFTH AMENDMENT TO CREDIT AGREEMENT (the "Fifth Amendment") dated as of July 23, 2001, is to that Credit Agreement dated as of December 1, 1997, as amended by that certain First Amendment to Credit Agreement dated as of September 29, 1998, as further amended by that certain Second Amendment to Credit Agreement dated as of March 31, 1999, as further amended by that certain Third Amendment to Credit Agreement dated as of September 24, 1999 and as further amended by that certain Fourth Amendment to Credit Agreement dated as of December 31, 2000 (as may be subsequently amended and modified from time to time, the "Credit Agreement"; terms used but not otherwise defined herein shall have the meanings provided in the Credit Agreement), by and among BENIHANA INC., a Delaware corporation (the "Borrower"), the Guarantors identified therein, the several banks and other financial institutions identified therein (the "Lenders") and FIRST UNION NATIONAL BANK, as agent for the Lenders thereunder (in such capacity, the "Agent").

                                   WITNESSETH:

           WHEREAS, the Lenders have established a secured credit facility for the benefit of the Borrower pursuant to the terms of the Credit Agreement;

           WHEREAS, the Borrower wishes to amend the Credit Agreement to modify certain provisions contained therein;

           WHEREAS, the Required Lenders have agreed to the requested amendment on the terms and conditions hereinafter set forth;

           NOW, THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

A.         The Credit Agreement is amended in the following respects:

           Section 7.1 1 (d) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                     (d)(i)  Capital Expenditures.  Consolidated Capital
                             --------------------
           Expenditures for each fiscal year shall not exceed the amounts set forth below for the periods set forth below:

                    Period                    Amount
                    ------                    ------
                Fiscal year 2001            $15,500,000
                Fiscal year 2002            $14,000,000
                Fiscal year 2003            $16,000,000
                  and thereafter

                     (d)(ii)    Adjusted Capital Expenditures. Adjusted Capital
                                -----------------------------
            Expenditures for each fiscal year shall not exceed the amounts set forth below for the periods set forth below:

                    Period                      Amount
                    ------                      ------
                Fiscal year 2001             $17,500,000
                Fiscal year 2002             $28,000,000
                Fiscal year 2003             $16,000,000
                  and thereafter

B. Except as modified hereby, all of the terms and provisions of the Credit Agreement (and Exhibits) remain in full force and effect.

C. Each Guarantor hereby reaffirms its obligations under Section 4 of the Credit Agreement as of the date hereof and agrees that nothing contained herein shall operate to relieve any such Guarantor of its obligations thereunder.

D.         The Credit Parties hereby represent and warrant that:

           (i) Any and all representations and warranties made by the Credit Parties and contained in the Credit Agreement (other than those which expressly relate to a prior period) are true and correct in all material respects as of the date of this Fifth Amendment; and

           (ii) No Default or Event of Default currently exists and is continuing under the Credit Agreement as of the date of this Fifth Amendment.

E. This Fifth Amendment and the Credit Agreement, as amended hereby, shall be deemed to be contracts made under, and for all purposes shall be construed in accordance with the laws of the State of North Carolina.

F. This Fifth Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original and it shall not be necessary in making proof of this Fifth Amendment to produce or account for more than one such counterpart.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

           IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Fifth Amendment to be duly executed and delivered as of the date and year first above written.


BORROWER:                              BENIHANA INC.,
--------                               a Delaware corporation


                                       /s/ Joel A. Schwartz
                                       ----------------------------------------
                                       By:  Joel A. Schwartz, President


SUBSIDIARY
GUARANTORS:                            BENIHANA NATIONAL CORP.,
----------                             a Delaware corporation

                                       BENIHANA ENCINO CORP.,
                                       a California corporation

                                       BENIHANA MARINA CORP.,
                                       a California corporation

                                       TEPPAN RESTAURANTS LTD.,
                                       a California corporation

                                       BENIHANA BETHESDA CORP.,
                                       a New York corporation

                                       BENIHANA INTERNATIONAL INC..,
                                       a Delaware corporation

                                       NOODLE TIME INC.,
                                       a Florida corporation

                                       BENIHANA NEW YORK CORP.,
                                       a Delaware corporation

                                       BENIHANA LOMBARD CORP.,
                                       a Illinois corporation

                                       BIG SPLASH KENDALL CORP.,
                                       a Delaware corporation




Signature Pages for Fifth Amendment-Benihana

                                       BENIHANA OF PUENTE HILLS CORP.,
                                       a Delaware corporation

                                       BENIHANA ORLANDO CORP.,,
                                       a Delaware corporation

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

                                       RUDY'S RESTAURANT GROUP, INC.,
                                       a Nevada corporation

                                       THE SAMURAI, INC.,
                                       a New York corporation

                                       MAXWELL'S INTERNATIONAL INC.,
                                       a Delaware corporation

                                       RUDY'S SIRLOIN STEAKBURGERS, INC.,
                                       a Delaware corporation

                                       /s/ Joel A. Schwartz
                                       ----------------------------------------
                                       By:  Joel A. Schwartz
                                            Executive Vice President




Signature Pages for Fifth Amendment-Benihana

                                      BENIHANA NATIONAL OF FLORIDA
                                      CORP., a Delaware corporation

                                      /s/ Joel A. Schwartz
                                      -----------------------------------------
                                      By:  Joel A. Schwartz, President


                                      BENIHANA OF TEXAS, INC.,
                                      a Texas corporation

                                      /s/ Joel A. Schwartz
                                      -----------------------------------------
                                      By:  Joel A. Schwartz, President




Signature Pages for Fifth Amendment-Benihana

AGENT:                                  FIRST UNION NATIONAL BANK,
-----                                   as Agent and in its capacity as a Lender

                                        /s/ David C. Hauglid
                                        ---------------------------------------
                                        By:  David C. Hauglid

                                        Title:  Vice President
                                              ---------------------------------




Signature Pages for Fifth Amendment-Benihana

                       SIXTH AMENDMENT TO CREDIT AGREEMENT


           THIS SIXTH AMENDMENT TO CREDIT AGREEMENT (the "Sixth Amendment") dated as of October 13, 2001, is to that Credit Agreement dated as of December 1, 1997, as amended by that certain First Amendment to Credit Agreement dated as of September 29, 1998, as further amended by that certain Second Amendment to Credit Agreement dated as of March 31, 1999, as further amended by that certain Third Amendment to Credit Agreement dated as of September 24, 1999, as further amended by that certain Fourth Amendment to Credit Agreement dated as of December 31, 2000 and as further amended by that certain Fifth Amendment to Credit Agreement dated as of July 23, 2001 (as may be subsequently amended and modified from time to time, the "Credit Agreement"; terms used but not otherwise defined herein shall have the meanings provided in the Credit Agreement), by and among BENIHANA INC., a Delaware corporation (the "Borrower"), the Guarantors identified therein, the several banks and other financial institutions identified therein (the "Lenders") and FIRST UNION NATIONAL BANK, as agent for the Lenders thereunder (in such capacity, the "Agent").

                              W I T N E S S E T H:

           WHEREAS, the Lenders have established a secured credit facility for the benefit of the Borrower pursuant to the terms of the Credit Agreement;

           WHEREAS, the Borrower wishes to amend the Credit Agreement to modify certain provisions contained therein;

           WHEREAS, the Required Lenders have agreed to the requested amendment on the terms and conditions hereinafter set forth;

           NOW, THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

           A.        The Credit Agreement is amended in the following respects:

           The pricing grid in the definition of "Applicable Margin" in Section
1.1 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

          =================================================================================================================
                                                                                         Applicable
                                                Applicable           Applicable          Margin For            Applicable
                                                Margin For           Margin For           Standby              Margin For
             Pricing          Leverage          Eurodollar           Base Rate           Letter of             Commitment
              Level             Ratio             Loans                Loans             Credit Fee               Fees
          -----------------------------------------------------------------------------------------------------------------
                 I          > 2.25 to             2.50%                1.00%                2.50%                 .50%
                            -  1.0
          -----------------------------------------------------------------------------------------------------------------
                II          < 2.25 to             2.25%                 .75%                2.25%                .375%
                            1.0 but >
                                    -
                           1.75 to 1.0
          -----------------------------------------------------------------------------------------------------------------
                III         < 1.75 to             1.50%                 .25%                1.50%                 .25%
                            1.0 but >
                                    -
                           1.25 to 1.0
          -----------------------------------------------------------------------------------------------------------------
                IV          < 1.25 to
                              1.0                 1.00%                0.00%                1.00%                 .25%
          =================================================================================================================

           Section 1.1 of the Credit Agreement is hereby further amended by adding a new definition for the term "Construction Sites" to read as follows:

                     "Construction Site Expenditures" means capital expenditures in connection with the four (4) restaurants currently under construction which are located in Las Colinas, Texas; The Woodlands, Texas; Westbury, New York; and Scottsdale, Arizona, respectively, provided, however, in no event shall Construction Site Expenditures exceed $3,300,000 per location.

           Section 7.11(a) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                     (a) Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio, as of the last day of each fiscal quarter of the Consolidated Parties for each date of determination occurring during each of the periods listed below, shall be greater than or equal to:

                            Period                     Ratio
                            ------                     -----
                        Fiscal year 2002             1.25 to 1.0
                        Fiscal year 2003             1.25 to 1.0
                          and thereafter

           Section 7.11(b) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                     (b) Leverage Ratio. The Leverage Ratio, as of the last day of each fiscal quarter of the Consolidated Parties for each date of determination occurring during each of the periods listed below, shall be less than or equal to:

                                   Period                            Ratio
                                   ------                            -----
                        Fiscal year 2002 - 1st Quarter            1.75 to 1.0
                        Fiscal year 2002 - 2nd Quarter            1.75 to 1.0
                        Fiscal year 2002 - 3rd Quarter            2.00 to 1.0
                        Fiscal year 2002 - 4th Quarter            2.25 to 1.0
                        Fiscal year 2003 - 1st Quarter            2.25 to 1.0
                        Fiscal year 2003 - 2nd Quarter            2.00 to 1.0
                        Fiscal year 2003 - 3rd Quarter            1.50 to 1.0
                        Fiscal year 2003 - 4th Quarter            1.50 to 1.0
                        Fiscal year 2004                          1.25 to 1.0
                          and thereafter

           Section 7.11(c) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                     (c) Consolidated EBITDA. Consolidated EBITDA at the end of each fiscal quarter of the Borrower for the immediately preceding four consecutive fiscal quarters as shown on the financial statements of the Borrower delivered pursuant to Section 7.1(b) for each date of determination listed below shall not be less than:

                                 Period                             Amount
                                 ------                             ------
                        Fiscal year 2002 - 1st Quarter            $20,500,000
                        Fiscal year 2002 - 2nd Quarter            $15,500,000
                        Fiscal year 2002 - 3rd Quarter            $15,500,000
                        Fiscal year 2002 - 4th Quarter            $15,500,000
                        Fiscal year 2003 - 1st Quarter            $15,500,000
                        Fiscal year 2003 - 2nd Quarter            $17,000,000
                        Fiscal year 2003 - 3rd Quarter            $19,000,000
                        Fiscal year 2003 - 4th Quarter            $20,000,000
                        Fiscal year 2004 - 1st Quarter            $26,500,000
                        Fiscal year 2004 - 2nd Quarter            $27,000,000
                        Fiscal year 2004 - 3rd Quarter            $28,000,000
                        Fiscal year 2004 - 4th Quarter            $29,000,000
                          and thereafter

           Section 7.11(d) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                     (d)(i)    Capital  Expenditures.  Consolidated  Capital
                               ---------------------
           Expenditures for each fiscal year shall not exceed the amounts set forth below for the periods set forth below:

                             Period                                 Amount
                             ------                                 ------
                        Fiscal year 2001                          $15,500,000
                        Fiscal year 2002                          $ 9,000,000
                        Fiscal year 2003                          $ 4,000,000
                        Fiscal year 2004                          $ 4,000,000
                          and thereafter

provided, however, the above limit for Fiscal year 2002 shall not include up to $4,500,000 for maintenance capital expenditures for the 3rd and 4th Quarters of Fiscal Year 2002 combined, provided further, however, capital expenditures that are Construction Site Expenditures shall not be included for purposes of calculating the limits for Fiscal year 2002 or Fiscal year 2003.

                     (d)(ii)   Adjusted  Capital  Expenditures.  Adjusted
                               -------------------------------
           Capital Expenditures for each fiscal year shall not exceed the amounts set forth below for the periods set forth below:

                             Period                                 Amount
                             ------                                 ------
                        Fiscal year 2001                          $17,500,000
                        Fiscal year 2002                          $ 9,750,000
                        Fiscal year 2003                          $ 4,000,000
                        Fiscal year 2004                          $ 4,000,000
                          and thereafter

provided, however, the above limit for Fiscal year 2002 shall not include up to $4,500,000 for maintenance capital expenditures for the 3rd and 4th Quarters of Fiscal Year 2002 combined, provided further, however, capital expenditures that are Construction Site Expenditures shall not be included for purposes of calculating the limits for Fiscal year 2002 or Fiscal year 2003, provided still further, however that it is understood and agreed that the above limits for Fiscal years 2004 and thereafter represent the amounts permitted under Consolidated Capital Expenditures with no additional amount permitted for capital expenditures under the Synthetic Lease.

                     (d)(iii)  Expansions.  Notwithstanding the limitations set
                               ----------
forth in Sections 7.11(d)(i) and (ii) above, the Consolidated Parties may make capital expenditures not to exceed $500,000 per store in connection with the expansion of the following two stores: Atlanta, Georgia and Beaverton, Oregon; provided, however, that prior to such expenditures the Borrower must have either (A) provided an Officer's Certificate pursuant to Section 7.1(d) for the Fourth Quarter of Fiscal Year 2002 showing compliance with all financial covenants as then in effect or (B)(I) the Borrower shall have consummated an Equity Issuance resulting in Net Cash Proceeds of at least $8,000,000 and (II) the Leverage Ratio for the following periods shall be reduced as follows: Fiscal year 2002 - 4th Quarter, 1.75 to 1.0; Fiscal year 2003 - 1st Quarter, 1.75 to
1.0 and Fiscal year 2003 - 2nd Quarter, 1.50 to 1.0.

           Section 8.11 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

                     8.11 Ownership of Subsidiaries. Notwithstanding any other provisions of this Credit Agreement to the contrary, the Credit Parties will not permit any Consolidated Party to (a) permit any Person (other than the Borrower or any Wholly-Owned Subsidiary of the Borrower) to own more than twenty-five percent (25%) of any Subsidiary of the Borrower, (b) permit any Subsidiary of the Borrower to issue Capital Stock (except to the Borrower or to a Wholly-Owned Subsidiary of the Borrower), (c) permit, create, incur, assume or suffer to exist any Lien thereon, in each case except (i) to qualify directors where required by applicable law or to satisfy other requirements of applicable law with respect to the ownership of Capital Stock of Foreign Subsidiaries, (ii) as a result of or in connection with a dissolution, merger or disposition of a Subsidiary permitted under Section 8.4 or Section 8.5 or (iii) for Permitted Liens and (d) notwithstanding anything to the contrary contained in clause (b) above, permit any Subsidiary of the Borrower to issue any shares of preferred Capital Stock.

           B. The Credit Parties hereby covenant and agree that from the date hereof and continuing until the Credit Parties are in compliance with the Fixed Charge Coverage Ratio and the Leverage Ratio, both as in effect prior to this Sixth Amendment, no Credit Party shall begin construction on any new facility, store or restaurant without the prior written consent of the Agent.

           C. The Lenders hereby waive any Default or Event of Default that may exist as of the date hereof due to the failure of the Credit Parties to comply with Sections 7.11 or 8.11 of the Credit Agreement (as in effect prior to giving effect to this Sixth Amendment).

           D. Except as modified hereby, all of the terms and provisions of the Credit Agreement (and Exhibits) remain in full force and effect.

           E. The Borrower hereby agrees to pay to the Lender a fee in connection with this Amendment in an amount equal to 0.10% multiplied by the sum of the Revolving Loan Committed Amount, the current principal balance of the Term Loan ($7,000,000), the Commitments (as defined in the Synthetic Lease) and the Holder Commitments (as defined in the Synthetic Lease).

           F. Each Guarantor hereby reaffirms its obligations under Section 4 of the Credit Agreement as of the date hereof and agrees that nothing contained herein shall operate to relieve any such Guarantor of its obligations thereunder.

           G.        The Credit Parties hereby represent and warrant that:

                     (i) Any and all representations and warranties made by the Credit Parties and contained in the Credit Agreement (other than those which expressly relate to a prior period) are true and correct in all material respects as of the date of this Sixth Amendment; and

                     (ii) No Default or Event of Default currently exists and is continuing under the Credit Agreement as of the date of this Sixth Amendment.

           H. This Sixth Amendment and the Credit Agreement, as amended hereby, shall be deemed to be contracts made under, and for all purposes shall be construed in accordance with the laws of the State of North Carolina.

           I. This Sixth Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original and it shall not be necessary in making proof of this Sixth Amendment to produce or account for more than one such counterpart.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

           IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Sixth Amendment to be duly executed and delivered as of the date and year first above written.


BORROWER:                               BENIHANA INC.,
--------                                a Delaware corporation

                                        /s/ Joel A. Schwartz
                                        ---------------------------------------
                                        By: Joel A. Schwartz, President


SUBSIDIARY
GUARANTORS:                             BENIHANA NATIONAL CORP.,
----------                              a Delaware corporation

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




Signature Pages for Sixth Amendment-Benihana

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

                                        RUDY'S RESTAURANT GROUP, INC.,
                                        a Nevada corporation

                                        THE SAMURAI, INC.,
                                        a New York corporation

                                        MAXWELL'S INTERNATIONAL INC.,
                                        a Delaware corporation

                                        RUDY'S SIRLOIN STEAKBURGERS, INC.,
                                        a Delaware corporation

                                        /s/ Joel A. Schwartz
                                        ---------------------------------------
                                        By:  Joel A. Schwartz
                                             Executive Vice President




Signature Pages for Sixth Amendment-Benihana

                                        BENIHANA NATIONAL OF FLORIDA
                                        CORP., a Delaware corporation

                                        /s/ Joel A. Schwartz
                                        ---------------------------------------
                                        By:  Joel A. Schwartz, President



                                        BENIHANA OF TEXAS, INC.,
                                        a Texas corporation


                                        /s/ Joel A. Schwartz
                                        ---------------------------------------
                                        By:  Joel A. Schwartz, Authorized Agent




Signature Pages for Sixth Amendment-Benihana

AGENT:                                  FIRST UNION NATIONAL BANK,
-----                                   as Agent and in its capacity as a Lender


                                        /s/ David C. Hauglid
                                        ----------------------------------------
                                        By:  David C. Hauglid

                                        Title:  Vice President
                                              ----------------------------------




Signature Pages for Sixth Amendment-Benihana