Form 10-Q
period 2002-01-06
BENIHANA INC
filed 2002-02-14
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended January 6, 2002

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


  Common Stock $.10 par value, 3,281,202 shares outstanding at February 6, 2002


  Class A Common Stock $.10 par value, 4,093,146 shares outstanding at
                          February 6, 2002

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
TEN PERIODS ENDED JANUARY 6, 2002





TABLE OF CONTENTS
------------------                                                      PAGE

PART I -   Financial Information

                Condensed Consolidated Balance Sheets (unaudited)
                   at January 6, 2002 and April 1, 2001                  1

                Condensed Consolidated Statements of Earnings
                   (unaudited) for the Three and Ten Periods Ended
                   January 6, 2002 and December 31, 2000                 2 - 3

                Condensed Consolidated Statement of Stockholders'
                   Equity (unaudited) for the Ten Periods Ended
                   January 6, 2002                                       4

                Condensed Consolidated Statements of Cash Flows
                   (unaudited) for the Ten Periods Ended
                   January 6, 2002 and December 31, 2000                 5

                Notes to Condensed Consolidated Financial Statements
                   (unaudited)                                           6 - 9

                Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                            10 - 15


PART II -  Other Information                                             16 - 17

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 (In thousands, except share and per share information)

                                                            January 6,  April 1,
                                                               2002       2001
--------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                                      $ 3,216   $   935
    Receivables                                                 1,674       734
    Inventories                                                 4,160     4,149
    Prepaid expenses                                            2,615     1,122
--------------------------------------------------------------------------------
Total Current Assets                                           11,665     6,940

Property and equipment, net                                    61,018    54,104
Deferred income taxes, net                                      2,683     2,973
Goodwill, net                                                  16,478    16,478
Other assets                                                    5,290     5,434
--------------------------------------------------------------------------------

                                                              $97,134   $85,929
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                     $19,915   $16,332
    Current maturity of bank debt                               2,750     2,000
    Current maturities of other long-term debt                              145
    Current maturities of obligations
           under capital leases                                   640       702
--------------------------------------------------------------------------------
Total Current Liabilities                                      23,305    19,179

Long-term debt - bank                                           3,750    12,500
Obligations under capital leases                                  893     1,371
Minority Interest                                                 201       194
Commitments and Contingencies

Stockholders' Equity:
    Series A redeemable convertible
        preferred stock - $1.00 par value;
        authorized - 5,000,000 shares, issued
        and outstanding 0 and 700 shares, respectively                        1
    Common stock - $.10 par value;
        convertible into Class A Common, authorized -
        12,000,000 shares, issued and outstanding -
        3,290,379 and 3,579,116 shares, respectively              329       358
    Class A common stock - $.10 par value;
        authorized - 20,000,000 shares, issued and outstanding
        4,040,880 and 2,589,713 shares, respectively              404       259
    Additional paid-in capital                                 25,869    14,847
    Retained earnings                                          42,499    37,336
    Treasury stock - 9,177 shares of Common stock at cost        (116)     (116)
--------------------------------------------------------------------------------
Total Stockholders' Equity                                     68,985    52,685
--------------------------------------------------------------------------------

                                                              $97,134   $85,929
--------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)

                                                        Three Periods Ended
                                                     ---------------------------
                                                      January 6,    December 31,
                                                         2002          2000
--------------------------------------------------------------------------------
Revenues
Restaurant sales                                       $39,867         $36,866
Franchise fees and royalties                               315             395
--------------------------------------------------------------------------------
Total Revenues                                          40,182          37,261
--------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                          9,613           9,574
Restaurant operating expenses                           23,365          20,485
Restaurant opening costs                                    49             254
Marketing, general and administrative expenses           3,262           3,376
--------------------------------------------------------------------------------
Total Operating Expenses                                36,289          33,689
--------------------------------------------------------------------------------

Income from operations                                   3,893           3,572
Interest expense, net                                      268             132
Minority interest                                           47              47

--------------------------------------------------------------------------------
Income from operations before income taxes               3,578           3,393
Income tax provision                                     1,239           1,204
--------------------------------------------------------------------------------

Net Income                                             $ 2,339         $ 2,189
--------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                        $   .35         $   .35
Diluted earnings per common share                      $   .34         $   .34
--------------------------------------------------------------------------------

Number of restaurants at end of period                      60              56

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)

                                                           Ten Periods Ended
                                                      --------------------------
                                                      January 6,    December 31,
                                                         2002           2000
--------------------------------------------------------------------------------
Revenues
Restaurant sales                                       $127,542       $120,017
Franchise fees and royalties                              1,061          1,010
--------------------------------------------------------------------------------
Total Revenues                                          128,603        121,027
--------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                          32,399         32,529
Restaurant operating expenses                            75,488         66,327
Restaurant opening costs                                  1,090          1,178
Marketing, general and administrative expenses           10,817         10,586
Impairment charge                                           438
--------------------------------------------------------------------------------
Total Operating Expenses                                120,232        110,620
--------------------------------------------------------------------------------

Income from operations                                    8,371         10,407
Interest expense, net                                       857            961
Minority interest                                             7             99

--------------------------------------------------------------------------------
Income from operations before income taxes                7,507          9,347
Income tax provision                                      2,339          3,134
--------------------------------------------------------------------------------

Net Income                                             $  5,168       $  6,213
--------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                        $    .81       $   1.00
Diluted earnings per common share                      $    .78       $    .94
--------------------------------------------------------------------------------

Number of restaurants at end of period                       60             56

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share information)


                                       Series A
                                      Redeemable
                                      Convertible                  Class A      Additional                               Total
                                       Preferred      Common       Common        Paid-in       Retained    Treasury    Stockholders'
                                         Stock         Stock        Stock        Capital       Earnings     Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, April 1, 2001                     $1          $358         $259        $14,847        $37,336      ($116)       $52,685

Net income                                                                                       5,168                     5,168

Dividend on preferred stock                                                                         (5)                       (5)

Issuance of 1,000 shares                                                              3                                        3
   of common stock
   under exercise of options

Issuance of 51,167 shares                                              5            501                                      506
   of class A common stock
   under exercise of options

Conversion of 700 shares                   (1)                        11            (10)
    of preferred stock into
    105,263 shares of class
    A common stock

Conversion of 294,737                                   (29)          29
   shares of common stock
   into 294,737 shares of class
   A common stock

 Issuance of 1,000,000 shares                                        100          10,528                                  10,628
   of class A common stock,
   net of offering costs

------------------------------------------------------------------------------------------------------------------------------------

Balance, January 6, 2002                    $0         $329         $404         $25,869       $42,499       ($116)      $68,985
------------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

 (In thousands)
                                                           Ten Periods Ended
                                                        ------------------------
                                                        January 6,  December 31,
                                                          2002         2000
--------------------------------------------------------------------------------
Operating Activities:
Net income                                                     $5,168    $6,213
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                               4,352     3,903
    Minority interest                                               7        99
    Deferred income taxes                                         290       290
    Loss on disposal of assets                                    180        63
    Loss on write-down of impaired assets                         438
    Change in operating assets and liabilities that
           provided (used) cash:
                Receivables                                      (940)     (260)
                Inventories                                       (11)     (783)
                Prepaid expenses                               (1,493)     (990)
                Other assets                                     (223)     (491)
Accounts payable and accrued expenses                           3,583     1,655
--------------------------------------------------------------------------------
Net cash provided by operating activities                      11,351     9,699
--------------------------------------------------------------------------------
Investing activities:
Expenditures for property and equipment                       (11,517)   (9,875)
--------------------------------------------------------------------------------
Net cash used in investing activities                         (11,517)   (9,875)
--------------------------------------------------------------------------------
Financing Activities:
Borrowings under revolving credit facility                     15,000     5,500
Proceeds from issuance of common stock
    under exercise of stock options                               509        88
Proceeds from issuance of common stock, net of offering costs  10,628
Repayment of long-term debt and obligations
    under capital leases                                      (23,685)   (4,925)
Dividend paid on preferred stock                                   (5)      (32)
--------------------------------------------------------------------------------
Net cash provided by financing activities                       2,447       631
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                       2,281       455

Cash and cash equivalents, beginning of year                      935     1,165
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period                       $3,216    $1,620
--------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid during the ten periods:
    Interest                                                   $  905    $1,060
    Income taxes                                                2,510     4,977
--------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

On May 15, 2001, 700 shares of preferred stock were converted into 105,263 shares of Class A common stock.

On June 1, 2001, 294,737 shares of common stock were converted into 294,737 shares of Class A common stock.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TEN PERIODS ENDED JANUARY 6, 2002 AND DECEMBER 31, 2000
(UNAUDITED)


1.  GENERAL

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at January 6, 2002 and December 31, 2000) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the ten periods (forty weeks) ended January 6, 2002 and December 31, 2000 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended April 1, 2001 appearing in the Company's Form 10-K filed with the Securities and Exchange Commission. The Company's fiscal year is a 52/53-week year.


2.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of this statement in the first quarter of fiscal 2002 did not have a material effect on the Company's financial statements.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be periodically reviewed for impairment and written down and charged to results of operations only in the periods in which, and to the extent, the recorded value of goodwill and certain intangibles is determined to be more than their fair value.

    The Company adopted the provisions of SFAS No. 142 effective the beginning of the first quarter of fiscal 2002. These standards only permit prospective application of the new accounting; accordingly adoption of these standards will not affect previously reported financial information. The principal effect of implementing SFAS No. 142 was the cessation of the amortization of goodwill in the current three and ten periods; however, impairment reviews may result in future write-downs. Goodwill amortization in the previous comparable three and ten periods amounted to $207,000 or $.03 per diluted share and $690,000 or $.10 per diluted share, respectively.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TEN PERIODS ENDED JANUARY 6, 2002 AND DECEMBER 31, 2000
(UNAUDITED)


    Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and net income per share would have been as follows:

    (In thousands except for earnings per share amounts)

                                            Three Periods Ended                     Ten Periods Ended
                                         --------------------------             --------------------------
                                         January 6,    December 31,             January 6,    December 31,
                                           2002           2000                     2002          2000
                                         ----------    ------------             ----------    ------------
Reported net income                        $2,339        $2,189                   $5,168         $6,213
Add back:  Goodwill amortization                            207                                     690
                                           ------        ------                   ------         ------
Adjusted net income                        $2,339        $2,396                   $5,168         $6,903
                                           ======        ======                   ======         ======

Basic earnings per share:
    Reported net income                    $  .35        $  .35                   $  .81         $ 1.00
    Goodwill amortization                                   .03                                     .10
                                           ------        ------                   ------         ------
    Adjusted net income                    $  .35        $  .38                   $  .81         $ 1.10
                                           ======        ======                   ======         ======

Diluted earnings per share:
    Reported net income                    $  .34        $  .34                   $  .78         $  .94
    Goodwill amortization                                   .03                                     .10
                                           ------        ------                   ------         ------
    Adjusted net income                    $  .34        $  .37                   $  .78         $ 1.04
                                           ======        ======                   ======         ======

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


4.  INVENTORIES

    Inventories consist of (in thousands):

                                          January 6,               April 1,
                                            2002                     2001
                                          ----------               --------

    Food and beverage                       $1,384                  $1,634
    Supplies                                 2,776                   2,515
                                            ------                  ------

                                            $4,160                  $4,149
                                            ======                  ======

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TEN PERIODS ENDED JANUARY 6, 2002 AND DECEMBER 31, 2000
(UNAUDITED)


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


                                                       Ten Periods Ended
                                                  -----------------------------
                                                  January 6,       December 31,
                                                    2002              2000
                                                  ----------       ------------

      Net income                                    $5,168            $6,213
      Less preferred dividends                          (5)              (32)
                                                    -------           -------
      Income for computation of basic
          earnings per common share                  5,163             6,181
      Plus preferred dividends                           5                32
                                                    ------            ------

      Income for computation of diluted
          earnings per common share                 $5,168            $6,213
                                                    ======            ======


                                                      Ten Periods Ended
                                                   ----------------------------
                                                   January 6,      December 31,
                                                     2002             2000
                                                   ----------      ------------
      Weighted average number of
           common shares used in basic
           earnings per share                        6,370            6,166
      Effect of dilutive securities:
           Stock options                               280              358
           Convertible preferred stock                  16              105
                                                     -----            -----
      Weighted average number of
           common shares and dilutive
           potential common stock used
           in diluted earnings per share             6,666            6,629
                                                     =====            =====

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TEN PERIODS ENDED JANUARY 6, 2002 AND DECEMBER 31, 2000
(UNAUDITED)


6.  RESTAURANT OPERATING EXPENSES

    Restaurant operating expenses consist of the following (in thousands):


                                            Three Periods Ended                     Ten Periods Ended
                                         --------------------------             --------------------------
                                         January 6,    December 31,             January 6,    December 31,
                                           2002           2000                    2002           2000
                                         ----------    ------------             ----------    ------------

Labor and related costs                    $14,740        $13,193                 $47,346       $41,764
Restaurant supplies                            694            633                   2,505         2,222
Credit card discounts                          685            589                   2,177         1,960
Utilities                                      801            752                   3,004         2,697
Occupancy costs                              2,332          1,977                   7,384         6,347
Depreciation and amortization                1,436            974                   4,120         3,032
Other operating expenses                     2,677          2,367                   8,952         8,305
                                           -------        -------                 -------       -------
Total restaurant operating expenses        $23,365        $20,485                 $75,488       $66,327
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

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation, restaurant patronage and the average check amount. Expenses are additionally dependent upon commodity costs, average wage rates, marketing costs and the costs of interest and administering restaurant operations.

Despite the early adverse impact of the tragic events of September 11th, we achieved higher revenues and net income for the three periods ended January 6, 2002, as compared to the corresponding period a year ago. For the current three periods, revenues increased 7.8% and net income increased 6.9% as compared to the corresponding three periods a year ago.

For the ten periods ended January 6, 2002, revenues increased 6.3% and net income decreased 16.8% as compared to the corresponding ten periods a year ago. The increase in restaurant operating expenses attributable to higher labor costs and increased depreciation and amortization costs negatively impacted net income and diluted earning per share in the current ten periods when compared to the previous comparable period.

However, positively affecting earnings in the current three and ten periods compared to the comparable periods of the prior year was the adoption of the provisions of SFAS 142, relating to the elimination of amortization of goodwill. In the corresponding three and ten periods of the prior year, goodwill charges amounted to $207,000 or $.03 per diluted share and $690,000 or $.10 per diluted share, respectively, compared to no such amortization in the current three and ten periods as a result of the adoption of the new accounting standard.

REVENUES

Three and ten periods ended January 6, 2002 compared to December 31, 2000 -- The amounts of sales and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables.

                                           Three Periods Ended                     Ten Periods Ended
                                         --------------------------             --------------------------
                                         January 6,    December 31,             January 6,    December 31,
                                           2002           2000                    2002           2000
                                         ----------    ------------             ----------    ------------

Net restaurant sales                       $39,867        $36,866                $127,542       $120,017
Franchise fees and royalties                   315            395                   1,061          1,010
                                           -------        -------                --------       --------
Total Revenues                             $40,182        $37,261                $128,603       $121,027
                                           =======        =======                ========       ========

                                            Three Periods Ended                   Ten Periods Ended
                                          --------------------------            --------------------------
                                          January 6,    December 31,            January 6,    December 31,
                                            2002           2000                   2002           2000
                                          ----------    ------------            ----------    ------------          -

Amount of change in total
     revenues from previous year            $ 2,921        $ 5,072               $  7,576       $ 19,224
Percentage of change from the
     previous year                              7.8%          15.8%                   6.3%          18.9%

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Restaurant revenues increased in the three and ten periods ended January 6, 2002 as compared to the equivalent periods ended December 31, 2000. Revenues increased for the current three and ten periods primarily due to the three new Haru restaurants operating in New York City and to two new Benihana restaurants operating in Wheeling, Illinois and Santa Monica, California. The increase was partially offset by the closing of the Marina del Rey restaurant due to the expiration of the lease in the current ten periods. Comparable restaurant sales increased 2.1% in the current three periods and 1.9% in the current ten periods when compared to the equivalent periods of the prior year. Sales for restaurants newly opened in the current periods totaled $2,985,000 for the current three periods and $5,380,000 for the current ten periods.

COSTS AND EXPENSES

Three and ten periods ended January 6, 2002 compared to December 31, 2000 -- Costs of food and beverage sales, which are generally variable with sales, directly increased with changes in revenues for the three and ten periods ended January 6, 2002 as compared to the equivalent periods ended December 31, 2000. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's three and ten periods.

                                            Three Periods Ended                     Ten Periods Ended
                                         --------------------------             --------------------------
                                         January 6,    December 31,             January 6,    December 31,
                                           2002           2000                    2002           2000
                                         ----------    ------------             ----------    ------------

COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales            24.1%           26.0%                  25.4%           27.1%
Restaurant operating expenses              58.6%           55.6%                  59.2%           55.3%
Restaurant opening costs                     .1%             .7%                    .9%            1.0%
Marketing, general and
     administrative expenses                8.2%            9.2%                   8.5%            8.8%

AMOUNT OF CHANGE FROM
PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales            $   39          $1,043                $ (130)          $ 5,317
Restaurant operating expenses              $2,880          $3,388                $9,161           $10,855
Restaurant opening costs                   $ (205)         $  139                $  (88)          $   993
Marketing, general and
     administrative expenses               $ (114)         $  700                $  231           $ 1,881

PERCENTAGE CHANGE FROM
PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales               .4%           12.2%                  (.4%)            19.5%
Restaurant operating expenses               14.1%           19.8%                 13.8%             19.6%
Restaurant opening costs                   (80.7%)         120.9%                 (7.5%)           536.8%
Marketing, general and
     administrative expenses                (3.4%)          26.2%                  2.2%             21.6%

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


The cost of food and beverage sales increased in total dollar amount in the current three periods and decreased in the current ten periods compared to equivalent periods in the prior year. The cost of food and beverage decreased when expressed as a percentage of sales in the current three and ten periods compared to equivalent periods in the prior year. The decrease in the percentage of cost of food and beverage to sales resulted from lower commodities costs, principally shrimp costs, in the current three and ten periods compared to the prior year equivalent periods.

Restaurant operating expenses increased in dollar amount and when expressed as a percentage of sales in the current three and ten periods. The increase was attributable to higher labor costs and higher depreciation and amortization costs. The increased labor costs were due to higher labor costs during the start-up period of the three Haru restaurants and two new Benihana restaurants which were opened during the ten periods. Also, we maintained full restaurant staffs following the tragic events of September 11th, which had a negative effect on restaurant operating expenses as a percentage of sales. Additionally, higher depreciation and amortization expenses relating to the aforementioned five new restaurants negatively impacted restaurant operating expenses when expressed as a percentage of sales.

Restaurant opening costs decreased in the current three and ten periods ended from the prior year equivalent periods ended. The decrease was attributable to pre-opening expenses in the prior year relating to three Haru restaurants and two Benihana restaurants which opened during the current ten periods.

Marketing, general and administrative costs decreased in total dollar amount in the current three periods and increased in the current ten periods when compared to the equivalent periods of the prior year. The increase during the ten periods was largely attributable to increased legal fees that relate to the cost to defend an action described in our Annual Report on Form 10-K/A-2 for the 2001 fiscal year. The increase was offset in part by a decrease in amortization expense resulting from the cessation of the amortization of goodwill as a result of SFAS 142.

Interest expense increased in the current three and decreased in the current ten periods when compared to the comparable periods of the prior year. The increase in the current three periods is attributable to construction interest costs capitalized in the prior year three periods. The decrease in the current ten periods was attributable to a significant decrease in the interest rates on our borrowings under our credit facility as well as a decrease in the outstanding borrowings in the current ten periods compared to the previous comparable periods.

We recorded in the current ten periods an impairment charge of $438,000 for the write-down to fair value of property and equipment at a Sushi Doraku by Benihana restaurant in Ft. Lauderdale, Florida because its future projected cash flows are not sufficient to support the previous carrying value of these assets. We are evaluating strategic alternatives related to this restaurant, including the sale of this restaurant.

Our effective income tax rate decreased in the ten periods to 31.2% from 33.5% in the prior year's ten periods. The decrease was due to a decrease in net income in the current ten periods coupled with a stable net federal tax credit for FICA taxes paid on reported tip income in both the current and prior year ten periods.

OUR FINANCIAL RESOURCES

Prior to our decision to accelerate the development of new restaurants, cash flow from operations was traditionally the primary source to fund our capital expenditures. During the ten periods ended January 6, 2002, we have accelerated our building program, and, as a result, we are relying more upon financing obtained from our principal bank lenders.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


We have borrowings from First Union National Bank under a term-loan. We had $6,500,000 outstanding at January 6, 2002 under the term-loan which is payable in quarterly installments of $500,000 through the end of fiscal year 2002 and $750,000 quarterly from then until the term-loan matures in March 2004. We also have available a line of credit which allows us to borrow up to $15,000,000 through March 31, 2004. As of January 6, 2002, the full amount of the revolving line of credit was available. The interest rate of both the line of credit and the term-loan is 1.5% more than the London interbank offer rate. We have the option to pay interest at First Union's prime rate plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and prohibit the payment of dividends.

To finance our new restaurant development, we entered into a master lease agreement with First Union National Bank and two other banks in 1999. The master lease agreement enables construction up to a total of $25,000,000 in new restaurant construction primarily in fee property acquisitions and may include the cost of land. Funding under the master lease agreement is made through a grantor trust as construction progresses and when the restaurant is completed, the grantor trust leases the restaurant property to us. These leases are treated as operating leases. At January 6, 2002, there was $16,200,000 available for new restaurant development. The initial term of the lease agreement is five years and expires in fiscal 2005. The lease arrangement may be extended with the consent of all parties to the lease and if the agreement is not extended, we have the right to purchase the property or pay 90% of any possible decline in the fair market value of the property to the grantor trust. The lease arrangement has certain covenants similar to those of our term-loan and line of credit agreements.

During the current three periods the Company completed an underwritten public offering of 1,000,000 shares of Class A Common Stock. The net proceeds amounted to $10,628,000.

Since restaurant businesses generally do not have large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses, including our own, operate with deficiencies in working capital.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

                                                        Ten Periods Ended
                                                   ----------------------------
                                                   January 6,      December 31,
                                                     2002             2000
                                                   ----------      ------------

Cash provided by operations                         $11,351           $9,699
Cash used in investing activities                   (11,517)          (9,875)
Cash provided by financing activities                 2,447              631
                                                    --------          -------
Increase in cash and cash equivalents               $ 2,281           $  455
                                                    ========          =======

Operating Activities

Cash provided by operations increased during the ten periods ended January 6, 2002 compared to equivalent periods in the previous year. The increase resulted mainly from an increase in accounts payable and accrued expenses of $2,004,000 offset by a decrease in net income of $1,045,000 in the current ten periods when compared to the previous comparable period.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Investing Activities

Expenditures for property and equipment increased during the ten periods ended January 6, 2002 by $1,642,000 over the prior comparable period to $11,517,000. The major part of that amount was expended for the construction of the three new Haru restaurants in New York City and new Benihana restaurants in Santa Monica, California and Wheeling, Illinois.

Financing Activities

During the current three periods we completed a public offering of 1,000,000 shares of our Class A Common Stock through Ladenburg Thalmann & Co., Inc. and Ryan, Beck & Co., co-managing co-lead underwriters resulting in net proceeds to the Company of $10,628,000. Our total indebtedness decreased by $8,685,000 during the ten periods ended January 6, 2002 as compared to the end of fiscal 2001. We paid down $6,500,000 of the revolving line of credit, paid down $1,500,000 of the term-loan, repaid $540,000 of leases that are considered to be capital in nature and repaid $145,000 of other indebtedness. All of the net proceeds of the public offering were used to pay down outstanding debt.

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

Market Risks

We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes. We had a derivative agreement in the notional amount of $3,041,000 at January 6, 2002 against floating rate indebtedness of $6,500.000. The fair value of the derivative agreement, which expires on May 1, 2002, was not material to the financial statements as of January 6, 2002 and April 1, 2001.

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

                                               Benihana Inc.
                                              ----------------------------------
                                               (Registrant)




Date      February 14, 2002                   /s/ Joel A. Schwartz
      --------------------------              ----------------------------------
                                               Joel A. Schwartz
                                               President




                                              /s/ Michael R. Burris
                                              ----------------------------------
                                               Michael R. Burris
                                               Chief Financial Officer