Form 10-K
period 2002-03-31
BENIHANA INC
filed 2002-06-26
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 24, 2002, 3,232,302 shares of Common Stock and 4,352,327 shares of Class A Common Stock were outstanding, and the aggregate market value of the common equity of Benihana Inc. held by non-affiliates was approximately $105,249,973.

                  DOCUMENTS INCORPORATED BY REFERENCE
                  -----------------------------------
Portions of the Registrant's Annual Report to Stockholders for the year ended March 31, 2002 are incorporated by reference in Parts I and II.

Portions of the Registrant's Proxy Statement for the Annual Meeting to be held August 22, 2002 are incorporated by reference in Part III.

Item 1.  General

We have operated teppanyaki-style Japanese restaurants in the United States for over 37 years, and we believe we are the largest operator of teppanyaki-style restaurants in the country. Our core concept, the traditional Benihana restaurant, offers teppanyaki-style Japanese cooking in which fresh steak, chicken and seafood is prepared by a Benihana chef on a grill which forms a part of the table on which the food is served. Our Haru concept offers an extensive menu of Japanese fusion dishes in a high energy, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cruisine, including New York strip steak with wasabi croquette, spicy shallots and ginger sauce, garlic shrimp and crispy duck.

We currently:

o own and operate 54 Benihana teppanyaki-style Japanese dinnerhouse restaurants, including one restaurant under the name Samurai;
o     franchise others to operate 18 additional Benihana restaurants;
o own and operate five Haru restaurants in New York City, offering Japanese dining, featuring sushi and sashimi; and
o     own and operate two Doraku restaurants.

We own the related United States trademarks and service marks to the names "Benihana", "Benihana of Tokyo" and the "red flower" symbol and we have the exclusive rights to own, develop and license Benihana and Benihana Grill restaurants in the United States, Central and South America and the islands of the Caribbean.

Sales by our owned restaurants were approximately $170.1 million for the fiscal year ended March 31, 2002, as compared to approximately $161.9 million for the prior fiscal year. Our net income for the fiscal year ended March 31, 2002 was approximately $8.8 million, as compared to approximately $9.1 million for the prior fiscal year.

Strategy

The critical elements of our growth strategy are as follows:

Selectively Pursue Restaurant Growth. We believe that our Benihana concept has broad appeal and that, as a result, we have significant opportunities to expand our business selectively. We plan to capitalize on our broad customer appeal and strong brand recognition within the casual dining segment by opening new restaurants, selectively acquiring existing Asian-theme restaurants in major U.S. markets and franchising new restaurant locations. We are currently developing or have under construction two new Benihana restaurants in Westbury, New York, and Scottsdale, Arizona.

Maintain Strong Unit Economics. Our experienced management team intends to maintain attractive store margins due to sustained sales growth and effective cost controls.

Continue To Build Brand Awareness And Customer Loyalty. We will continue to provide marketing and promotional support to sustain and grow our reputation for distinctive value, quality food and customer satisfaction.

Provide Strong Management Support. Led by Joel Schwartz, our Chief Executive Officer, our senior management team has an average of 15 years with our company and is experienced in developing and operating distinctive, high-volume casual dining establishments.

The Benihana Concept

The Benihana concept offers casual dining in a distinctive Japanese atmosphere enhanced by the unique entertainment provided by our highly-skilled Benihana chefs who prepare fresh steak, chicken and seafood in traditional Japanese style at the customer's table. Most of our Benihana restaurants are open for both lunch and dinner. The Benihana restaurants have a limited menu offering a full course meal consisting of an appetizer, soup, salad, tea, rice, vegetable, an entree of steak, seafood, chicken or any combination of them and a dessert.

Specific menu items may be different in the various restaurants depending upon the local geographic market. The servings are portion controlled to provide consistency in quantities served to each customer. Alcoholic beverages, including specialty mixed drinks, wines and beers and soft drinks are available. The average check size per person was $23.61 in fiscal 2002. During fiscal 2002, beverage sales in both the lounges and dining rooms accounted for approximately 17% of our total restaurant sales. Sushi is offered at all of our traditional restaurants at either separate sushi bars or at the teppanyaki grills.

An entire teppan table generally seats eight customers. The chef is assisted in the service of the meal by the waitress or waiter who takes beverage and food orders. An entire dinnertime meal takes approximately one hour and thirty minutes.

Of the 54 Benihana restaurants we operate:

o 37 are located in freestanding, special use restaurant buildings; o 6 are located in shopping centers; and o 11 are located in office or hotel building complexes.

The freestanding restaurants were built to our specifications as to size, style and interior and exterior decor. The other locations were adapted to the Benihana interior decor. The freestanding, traditional Benihana restaurant units, which are generally one story buildings, average approximately 8,000 square feet and are constructed on a lot of approximately 1.25 to 1.50 acres. The shopping center, office building and hotel-based Benihana restaurants are of similar size, but differ somewhat in appearance from location to location in order to conform to the appearance of the buildings in which they are located. A typical Benihana restaurant has 18 teppan tables and seats from 86 to 178 customers in the dining rooms and 8 to 120 customers in the bar lounge areas.

In addition to the two Benihana restaurants recently opened in April 2002 in The Woodlands, Texas and in May 2002 in Las Colinas, Texas, we anticipate opening two new Benihana restaurants in Westbury, New York and Scottsdale, Arizona in fiscal 2003.

The Haru Concept

The Haru concept offers an extensive menu of distinctive Japanese fusion dishes in a high energy, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cruisine, including New York strip steak with wasabi croquette, spicy shallots and ginger sauce, garlic shrimp and crispy duck. Haru also offers delivery and takeout. The average check size per person was $26.50 in fiscal 2002. We own 80% of the subsidiary that operates the Haru restaurants.

The Doraku Concept

The Doraku concept offers sushi as well as other Japanese dishes. The average check size per person was $15.53 in fiscal 2002. We have two Doraku restaurants in operation and we do not currently have plans for expansion. We closed a Doraku restaurant in March 2002 due to poor traffic at the mall in which it was located.

Restaurant Operations

Our Benihana and Doraku restaurants are under the direction of our Executive Vice President-Restaurant Operations and are divided among seven geographic regions, each managed by a regional manager. Food preparation in the restaurants is supervised by eight regional chefs. Our Haru restaurants are locally managed in New York, under the supervision of our Chief Executive Officer.

Each restaurant has a manager and one or more assistant managers responsible for the operation of the restaurant, including personnel matters, local inventory purchasing, maintenance of quality control standards, cleanliness and service.

Specific strict guidelines as documented in restaurant operations manuals are followed to assure consistently high quality in customer service and food quality from location to location. Operating specifications are used for quality of ingredients, preparation of food, maintenance of premises and employee conduct and are incorporated in manuals used by the managers, assistant managers and head chefs. Food products and portion size are regularly and systematically tested for quality and compliance with our standards. Certain seafood items are purchased in bulk for most of the restaurants under which a certain quantity is purchased at a specific price. Most of the other food products are purchased in local markets. Substantially all of our restaurant operating supplies are purchased centrally and distributed to the restaurants from our warehouse or a bonded warehouse.

Our chefs are trained in the teppanyaki or sushi style of cooking and customer service in training programs lasting from eight to twelve weeks. A portion of the training is spent working in a restaurant under the direct supervision of an experienced head chef. The program includes lectures on our method of restaurant operations and training in both tableside and kitchen food preparation as applied in our restaurants. Manager training is similar except that the manager trainee is given in-depth exposure to each position in the restaurant. Other categories of employees are trained by the manager and assistant manager at the restaurant. Ongoing continuing education programs and seminars are provided to restaurant managers and chefs to improve restaurant quality and implement changes in operating policy or menu listings.

We use various incentive compensation plans pursuant to which key restaurant personnel share in the results of operations at both a local and company-wide level.

Marketing

We utilize television, radio, billboard and print media to:

o          promote our restaurants;
o          strengthen our brand identity; and
o          maintain high name recognition.

The advertising programs are tailored to each local market and to print media focused on the business traveler. The advertising program is designed to emphasize the inherently fresh aspects of a Benihana meal and the entertainment value of the food preparation at the table. In fiscal year 2002, we expended $5,637,000 million on advertising and other marketing, approximately 3.3% of our net sales. The entertainment value of the Benihana method of food preparation and service is emphasized to distinguish Benihana from other restaurant concepts.

Franchising

We have, from time to time, franchised restaurant operators in markets in which we consider expansion to be of benefit to the Benihana system. We have begun to more aggressively pursue franchising opportunities, particularly in Central and South America and the islands of the Caribbean where we own the rights to the Benihana trademarks and system.

Franchisees bear all direct costs involved in the development, construction and operation of their restaurants. We provide franchisee support for:

o          site selection;
o          prototypical architectural plans;
o          interior and exterior design and layout;
o          training, marketing and sales techniques; and
o          opening assistance.

All franchisees are required to operate their restaurants in accordance with Benihana standards and specifications including menu offerings, food quality and preparation.

The current standard franchise agreement provides for payment to us of a non-refundable franchise fee of $30,000 to $50,000 per restaurant and royalties of 3% to 6% of gross sales. In fiscal year 2002, revenues from franchising were approximately $1,456,000.

To comply with the terms of the franchise agreements, we are prohibited from opening additional restaurants within certain areas in which our existing franchisees have the exclusive right to open additional restaurants and operate their existing Benihana restaurants. In general, such franchise agreements currently provide for an initial payment ot us with respect to each new restaurant opened by a franchisee and continuing royalty payments to us based upon a percentage of a franchisee's gross sales from each such restaurant throughout the term of the franchise.

We anticipate that three new franchised Benihana restaurants will open in fiscal 2003: one in Edison, New Jersey, one in Trinidad, along with the recently opened second franchise in Peru.

Trade Names and Service Marks

Benihana is Japanese for "red flower". In the United States, the "Benihana", "Benihana of Tokyo" and "Haru" names and "red flower" symbol, which we believe to be of material importance to our business, are owned by us and are registered in the United States Patent and Trademark Office and certain foreign countries. We also own registered trademarks for the Samurai, Kyoto brands and the Doraku concept.

Benihana of Tokyo, our largest stockholder and originator of the Benihana concept, continues to own the rights to the Benihana name and trademarks outside of the United States, Central and South America and the islands of the Caribbean. Benihana of Tokyo is also the operator of a Benihana restaurant in Honolulu under an exclusive, royalty-free franchise. We have no financial interest in any restaurant operated or franchised by Benihana of Tokyo.

Employees

At March 31, 2002, we employed 3,546 people, of which 3,483 were restaurant employees and 63 were corporate personnel. Most employees, except restaurant management and corporate management personnel, are paid on an hourly basis. We also employ some restaurant personnel on a part-time basis to provide the services necessary during the peak periods of restaurant operations. We believe our relationship with our employees is good.

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

Government Regulation

Each of our restaurants is subject to licensing and regulation by the health, sanitation, safety standards, fire department and the alcoholic beverage control authorities in the state or municipality where it is located. Difficulties or failure in obtaining the required licensing or requisite approvals could result in delays or cancellations in the opening of new restaurants; termination of the liquor license for any Benihana restaurant would adversely affect the revenues for the restaurant. While to date we have not experienced any material difficulties in obtaining and maintaining necessary governmental approvals, the failure to obtain or retain, or a delay in obtaining food and liquor licenses or any other governmental approvals could have a material adverse effect on our operating results. Federal and state environmental regulations have not had a material effect on our operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of new restaurants.

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

Each restaurant forwards sales reports, vendor invoices, payroll and other operational data to the home office on a weekly and four-week period basis. We utilize this information to centrally monitor sales, product, labor and other costs and to prepare periodic financial and management reports. We believe that our centralized accounting, payroll and human resources, cash management and information systems improve management's ability to control and manage its operations efficiently.

Properties

Of the 61 restaurants in operation at June 21, 2002, eight are located on owned real estate and 53 are leased pursuant to land or land and building leases, which require either a specific monthly rental, or a minimum rent and additional rent based upon a percentage of gross sales. In addition there are two Benihana restaurants under construction in Westbury, New York and Scottsdale, Arizona, both of which will be pursuant to land leases. Generally, these leases are "triple net" leases which pass increases in property operating expenses, such as real estate taxes and utilities, through to the Company as tenant. Expiration dates of these leases, including renewal options, range from December 2003 to March 2027.

The following table sets forth the location of our owned restaurants:

Benihana,                               Approx.                             Approximate Seating
                                                              -------------------------------------------------
Doraku or                               Sq. Ft. of            Dining                              Sushi         Date
Haru Location                           Building              Room              Lounge             Bar         Opened
---------------                         --------              ----              ------     -       ----        ------
ARIZONA:
Benihana
Building 3
Promenade Shopping Center
Scottsdale  (1)                         8,500                 -0-                -0-              -0-          Under construction

CALIFORNIA:
Benihana
2100 E. Ball Road
Anaheim  (1)                            8,710                 160                 67               36          March, 1980

Benihana
1496 Old Bayshore Hwy.
Burlingame  (1)                         8,740                 160                 99               27          February, 1978

Benihana
17877 Gale Avenue
City of Industry  (1)                   8,000                 144                 50               30          November, 1988

Benihana
1989 Diamond Blvd.
Concord  (1)                            8,250                 144                 84               18          February, 1980

Benihana
2074 Vallco Fashion Pk.
Cupertino  (1)                          7,937                 144                 45                8          July, 1980

Benihana
16226 Ventura Blvd.
Encino  (2)                             7,790                 152                 64               -0-         October, 1970

Benihana
136 Olivier Street
Monterey  (2)                           4,856                 112                 33                9          June, 2000

Benihana
4250 Birch Street
Newport Beach  (2)                      8,275                 144                 72               26          March, 1978

Benihana
3760 E. Inland Empire Blvd.
Ontario (1)                             7,433                 144                  8               20          December, 1998

Benihana
5489F Sunrise Blvd.
Citrus Heights
(Sacramento) (1)                        3,798                 88                   8                5          October, 1995

Benihana
477 Camino Del Rio So.
San Diego (1)                           7,981                 144                 68               23          May, 1977

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)     Lease provides for fixed rent.


Benihana,                              Approx.                            Approximate Seating
                                                         -------------------------------------------------------
Doraku or                              Sq. Ft. of            Dining                               Sushi         Date
Haru Location                          Building               Room            Lounge               Bar          Opened
---------------                        --------               ----            ------               ---          ------

Benihana
1737 Post Street
San Francisco (1)                        7,990                140                45                -0-           December, 1980

Benihana
1447 4th Street
Santa Monica (1)                         7,500                142                15                 40           September, 2001

Benihana
21327 Hawthorne Blvd.
Torrance (1)                             7,430                128                63                 28           May, 1980

COLORADO:
Benihana
3295 S. Tamarac Dr.
Denver (1)                                 7,572               128               82                 10           February, 1977

DISTRICT OF COLUMBIA:
Benihana
3222 M Street, NW
Washington (2)                             7,761               136                4                 24           May, 1982

FLORIDA:
Doraku
1104 Lincoln Road
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


Benihana,                               Approx.                             Approximate Seating
                                                              -------------------------------------------------
Doraku or                               Sq. Ft. of            Dining                              Sushi         Date
Haru Location                           Building              Room              Lounge             Bar         Opened
---------------                         --------              ----              ------     -       ----        ------
GEORGIA:
Benihana
2143 Peachtree Rd., NE
Atlanta [I] (2)                            8,244                    136               65                 16         May, 1974

Benihana
229 Peachtree St. NE
Atlanta [II] (2)                           6,372                    115               34                 11         April, 1981

ILLINOIS:
Doraku
1139 N. State St.
Chicago (1)                                4,500                    N/A                N/A               71         August, 2000

Benihana
166 East Superior St.
Chicago (1)                                7,288                    144                9                 45         April, 1968

Benihana
747 E. Butterfield Rd.
Lombard                                    9,200                    168               51                 -0-        April, 1985

Benihana
1200 E. Higgins Road
Schaumburg                                 8,388                    160               48                -0-         July, 1992

Benihana
150 N. Milwaukee Ave.
Wheeling                                   8,500                    160               33                 6          June, 2001

INDIANA:
Benihana
8830 Keystone Crossing Rd.
Indianapolis (1)                           8,460                    144               93                -0-         February, 1979

KENTUCKY:
Benihana
1510 Lake Shore Court
Louisville (1)                             7,572                    128               88                -0-         July, 1978

MARYLAND:
Benihana
7315 Wisconsin Ave.
Bethesda (1)                               6,047                    128               47                 11         October, 1974

MICHIGAN:
Benihana
18601 Hubbard Dr.
Dearborn (1)                               7,500                    136               40                 46         March, 1977

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)     Lease provides for fixed rent.


Benihana,                               Approx.                             Approximate Seating
                                                              -------------------------------------------------
Doraku or                               Sq. Ft. of            Dining                              Sushi         Date
Haru Location                           Building              Room              Lounge             Bar         Opened
---------------                         --------              ----              ------             ----        ------

Benihana
21150 Haggerty Rd.
Northville (2)                             8,000               153               20                 11         May, 1989
(Farmington Hills)

Benihana
1985 W. Big Beaver Rd.
Troy (1)                                   8,600               128               46                 57         February, 1996

MINNESOTA:
Benihana
850 Louisiana Ave. So.
Golden Valley                              10,400              192               45                -0-         September, 1980

NEW JERSEY:
Benihana
840 Morris Turnpike
Short Hills (2)                            11,500              144               56                 56         October, 1976

Benihana
5255 Marlton Pike
Pennsauken (1)                             7,000               136               93                 10         February, 1978
(Cherry Hill)

NEW YORK:
Benihana
120 East 56th St.
New York (2)                               3,859                86               24                -0-         May, 1966

Benihana
47 West 56th St.
New York (2)                               7,340               112               59                -0-         June, 1973

Benihana
2105 Northern Blvd.
Munsey Park (1)                            8,252               144               88                 75         December, 1978
(Manhasset)

Benihana
920 Merchant's Concourse
Westbury (1)                               7,400               -0-               -0-               -0-         under construction

Haru
205 West 43rd Street
New York (2)                               4,400                -0-              -0-               119         May, 2001

Haru
1327 Third Ave.
New York (2)                               2,200                -0-              -0-                46         September, 2001

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)     Lease provides for fixed rent.


Benihana,                                  Approx.                              Approximate Seating
                                                              --------------------------------------------------------
  Doraku or                                Sq. Ft. of            Dining                                 Sushi               Date
Haru Location                              Building               Room            Lounge                 Bar               Opened
------------------                         --------               ----            ------                 ---               ------

Haru
1329 Third Ave.
New York (2)                               4,000                     -0-              -0-                78         December, 1999

Haru
433 Amsterdam Ave.
New York (2)                               4,000                     -0-              -0-                74         December, 1999

Haru
280 Park Ave.
New York (2)                               6,350                     -0-              -0-                132        August, 2001

OHIO:
Benihana
50 Tri-County Parkway
Cincinnati (1)                             7,669                    144               91                -0-         June, 1978

Benihana
126 East 6th St.
Cincinnati (1)                             5,800                    112               30                -0-         August, 1979

Benihana
23611 Chagrin Blvd.
Beachwood (1)                              10,393                   188               85                -0-         May, 1973
(Cleveland)

OREGON:
Benihana
9205 S.W. Cascade Ave.
Beaverton (1)                              6,077                    112               54                 34         August, 1986

PENNSYLVANIA:
Benihana
2100 Greentree Rd.
Pittsburgh (1)                             8,000                    150               84                -0-         May, 1971

TENNESSEE:
Benihana
912 Ridgelake Blvd.
Memphis (1)                                8,680                    144               78                 11         October, 1979

TEXAS:
Benihana
7775 Banner Dr.
Dallas (2)                                 8,007                    160               115               -0-         January, 1976

Benihana
3848 Oak Lawn Ave.
Dallas (1)
(Turtle Creek)                             3,998                     96               -0-                10         June, 1997

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)     Lease provides for fixed rent.


Benihana,                                  Approx.                              Approximate Seating
                                                              --------------------------------------------------------
  Doraku or                                Sq. Ft. of            Dining                                 Sushi               Date
Haru Location                              Building               Room            Lounge                 Bar               Opened
------------------                         --------               ----            ------                 ---               ------

Benihana
1318 Louisiana St.
Houston [I] (2)                              6,938                128             60             12       May, 1975

Benihana
1720 Lake Woodlands Drive
The Woodlands                                8,728                154             30             19       April, 2002

Benihana
5400 Whitehall Street
Irving (2)                                   8,565                144             16             12       May, 2002

Benihana
9707 Westheimer Rd.
Houston [II] (1)                            7,669                 144             120            10       November, 1977

Benihana
2579 Town Center Blvd.
Sugar Land (1)                              3,800                  96             -0-            17       July, 1997

UTAH:
Benihana
165 S.W. Temple, Bldg. 1
Salt Lake City (1)                          7,530                  120            72             10       April, 1977

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)     Lease provides for fixed rent.

The Company leases approximately 10,100 square feet of space for its general administrative offices in Miami, Florida at an annual rental of $198,000 and 8,000 square feet for a warehouse in Miami, Florida at an annual rental of $37,000. The leases expire May 31, 2009 and October 31, 2002, respectively.

Item 3.  Legal Proceedings
         -----------------
The Company is a defendant in an action in the United States District Court for the Southern District of New York entitled Lixin Zhao v. Benihana Inc. The complaint was filed on behalf of plaintiff Zhao, a former server at the Benihana restaurant at West 56th Street in Manhattan, and purports to also be filed on behalf of other unnamed current and former employees of the Company who are alleged to be similarly situated. Since the commencement of the action, two additional plaintiffs have opted into the case, both servers at the West 56th Street Benihana restaurant. The complaint sets forth a single claim for alleged violations of the minimum wage provisions of the Federal Fair Labor Standards Act, 29 U.S.C. ss.ss. 201, et seq (the "Act") arising from the taking of a "tip credit" by the Company with respect to the hourly wage paid to certain tipped employees, and the tip pooling and distribution practices of the employees of the restaurant which allegedly do not comply with the requirements of the Act. Plaintiff seeks an injunction enjoining the Company from continuing to engage in the alleged violation. Plaintiff also seeks damages consisting of the difference between the hourly wage Plaintiff was paid and the applicable federal minimum hourly wage, an award of liquidated damages provided by the Act and reasonable attorneys' fees and costs. The Company filed an answer to the complaint denying the material allegations made and has vigorously defended the action through completion of the discovery phase. A motion filed by Plaintiffs to expand the action to include potential plaintiffs at the Benihana restaurants located at East 56th Street in Manhattan and in Manhasset, New York was granted as to the Manhasset location but denied as to the Manhattan location. While the Company believes that the complaint has no merit, there can be no assurance that the Company will not be required to pay a material amount in the settlement or other disposition of this matter.

The Company is also a defendant in an action which has been filed in the United States District Court for the Southern District of New York entitled Jin Yip, on behalf of herself and all others similarly situated v. Benihana Inc., which is related to the Zhao action. The complaint was filed on behalf of Plaintiff Yip, a server at the Benihana restaurant at Manhasset, New York, and purports to also be filed on behalf of other unnamed current and former employees of the Company who are alleged to be similarly situated. The complaint asserts two claims: one for alleged violations of the minimum wage provisions of the Federal Fair Labor Standards Act, 29 U.S.C. ss.ss. 201, et seq (the "Act") (the "Federal Claim"); and one for alleged violations of New York State Labor Law ss. 196-d concerning gratuities (the "State Claim"). Both the Federal Claim and the State Claim arise from the tip pooling and distribution practices of employees at the Company. Like the Zhao action, the Federal Claim also arises from the taking of a "tip credit" by the Company with respect to the hourly wage paid to certain tipped employees. Also like the Zhao action, the Federal Claim purports to be asserted as part of a collective action, pursuant to which certain similarly situated individuals may have rights to "opt in" to the action. The State Claim, however, purports to be asserted as a class claim. Since the commencement of the action, eight additional Plaintiffs have opted into the case. The Plaintiffs seek an injunction enjoining the Company from continuing to engage in the alleged violations; an award of damages arising from the Company's alleged violations of the Act consisting of the difference between the hourly wage Plaintiffs were paid and the applicable Federal minimum hourly wage; an award of damages equal to all gratuities allegedly furnished by the Plaintiffs and the putative class to the Company, or other Company employees, in alleged violation of New York State Labor Law ss. 196-d; an award of liquidated damages under the Act; and reasonable attorneys' fees and costs. The Company has served an Answer to the Complaint denying the material allegations made and intends to vigorously defend the action. No discovery has occurred or been scheduled, nor has any motion been made to certify a class. While the Company believes that the Complaint has no merit, this action is in its preliminary stages and there can be no assurance that the Company will not be required to pay a material amount in the settlement or other disposition of this matter.

Except for the matters described above, the Company is not a party to any litigation other than routine claims which are incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
There were no matters submitted to a vote of security holders during the fourth quarter.

                                     PART II


Item 5.  Market for the Company's Common Stock and Related Stockholder Matters
         ---------------------------------------------------------------------
The information required by this Item is incorporated herein by reference to Page 29 of the Company's 2002 Annual Report to Shareholders.

Item 6.  Selected Consolidated Financial Data
         ------------------------------------
The information required by this Item is incorporated herein by reference to Page 1 of the Company's 2002 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------
The information required by this Item is incorporated herein by reference to Pages 4 through 11 of the Company's 2002 Annual Report to Shareholders.

Item 7.A.  Quantitative and Qualitative Disclosures About Market Risks
           -----------------------------------------------------------
The information required by this item is incorporated herein by reference to Page 9 of the Company's 2002 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
The information required by this Item is incorporated herein by reference to Pages 12 through 27 of the Company's 2002 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------
None.

                                    PART III


Item 10.  Directors and Executive Officers of the Company
          -----------------------------------------------
Directors. The information appearing under the caption "Election of Directors" on Pages 7 through 10 of the Company's Proxy Statement for its Annual
Meeting of Stockholders to be held on August 22, 2002 (the "Proxy Statement") is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
The information appearing under the captions "Certain Relationships and Related Transactions" commencing on Page 19 of the Proxy Statement is incorporated herein by reference.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------
(a)        1.   Financial Statements:

                The following consolidated financial statements of the Company and its subsidiaries, which are set forth on Pages 12 through 27 of the Company's 2002 Annual Report to Shareholders included herein as Exhibit 13, are incorporated herein by reference as part of this report.

                Consolidated Balance Sheets as of March 31, 2002 and April 1, 2001.

                Consolidated Statements of Earnings for the years ended March 31, 2002, April 1, 2001and March 26, 2000.

                Consolidated Statements of Stockholders' Equity for the years ended March 31, 2002, April 1, 2001 and March 26, 2000.

                Consolidated Statements of Cash Flows for the years ended March 31, 2002, April 1, 2001 and March 26, 2000.

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

                4.05 Amendment dated February 15, 2001 to Warrant Agreement December 1, 1997 between Douglas M. Rudolph and the Company.

                10.01 License Agreement, dated as of May 15, 1995 between BNC and BOT. Incorporated by reference to Exhibit 10.01 to the S-4.

                10.02          BNC's 1985 Employees' Stock Option Plan.
                               Incorporated by reference to Appendix II to BNC Proxy Statement for its Annual Meeting of Stockholders held on December 11, 1985. Incorporated by reference to Exhibit 10.06 to the S-4.

                10.03 1994 Employees' Stock Option Plan. Incorporated by reference to Exhibit 10.07 to the S-4.

                10.04 Directors' Stock Option Plan. Incorporated by reference to Exhibit 10.08 to the S-4.

                10.05 1996 Class A Stock Option Plan. Incorporated by reference to Exhibit A to Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held on July 19, 1996.

                10.06 1997 Class A Stock Option Plan. Incorporated by reference to Exhibit A to Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held on August 27, 1998 (the "1998 Proxy Statement").

                10.07          Amendments to the Directors' Stock Option Plan.
                               Incorporated by reference to Exhibit B to the 1998 Proxy Statement.

                10.08          2000 Employees' Class A Common Stock Option Plan.
                               Incorporated by reference to Exhibit A to Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held on August 3, 2002.

                10.09 Credit Agreement dated December 1, 1997 (the "Credit Agreement") by and among Benihana Inc., the Guarantors (as listed and defined therein), and First Union National Bank, as Agent and Lender. Incorporated by reference to Exhibit
                               10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1999.

                10.10 Stockholders Agreement dated as of December 6, 1999 by and among Haru Holding Corp., BNC, Mei Ping Matsumura and the Estate of Arthur Cutler. Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-2, Registration Number 333-68946.

                10.11          Benihana Incentive Compensation Plan.
                               Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

                10.12 Employment Agreement dated April 1, 2001 between Joel A. Schwartz and the Company. Incorporated by reference to Exhibit 10.07 of the 2001 10-K.

                10.13 Employment Agreement dated April 1, 2001 between Taka Yoshimoto and the Company. Incorporated by reference to Exhibit 10.12 of the 2001 10-K.

                10.14 Employment Agreement dated January 1, 1995 between Michael R. Burris and the Company. Incorporated by reference to Exhibit 10.10 to the S-4.

                10.15 Employment Agreement dated October 19, 1998 between Kevin Aoki and the Company. Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended March 26, 2000 (the "2000 10-K").

                10.16 Employment Agreement dated September 1, 2000 between Juan C. Garcia and the Company. Incorporated by reference to Exhibit 10.15 of the 2001 10-K.

                10.17 Consulting Agreement dated April 1, 2001 between Rocky H. Aoki and the Company. Incorporated by reference to Exhibit 10.23 of the 2001 10-K.

                10.18 Amendment No. 1 dated December 11, 1997 to Employment Agreement dated January 1, 1995 between Michael R. Burris and the Company. Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

                10.19 Amendment No. 2 dated September 1, 1998 to Employment Agreement dated January 1, 1995 between Michael R. Burris and the Company.

                10.20 Amendment No. 1 dated January 25, 2000 to Employment Agreement dated October 19, 1998 between Kevin Aoki and the Company. Incorporated by reference to Exhibit 10.20 to the 2000 10-K.

                10.21 Amendment No. 2 dated April 1, 2001 to Employment Agreement dated October 19, 1998 between Kevin Aoki and the Company. Incorporated by reference to Exhibit 10.14 to the 2001 10-K.

                10.22 Amendment No. 2 dated April 1, 2001 to Employment Agreement dated September 1, 2000 between Juan C. Garcia and the Company. Incorporated by reference to Exhibit 10.22 to the 2001 10-K.

                10.23 Amendments to the Credit Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended October 14, 2001.

                13.01 Portions of Annual Report to Stockholders for the year ended March 31, 2002.

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

Date:    June 25, 2002          BENIHANA INC.

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

Signature                           Title                            Date
---------                           -----                            ----

   /s/ Joel A. Schwartz            President and                   June 25, 2002
----------------------------
    Joel A. Schwartz               Director (Principal
                                   Executive Officer)

   /s/ Taka Yoshimoto              Executive Vice President -      June 25, 2002
----------------------------
    Taka Yoshimoto                 Restaurant Operations
                                   and Director

   /s/ Michael R. Burris           Senior Vice President of        June 25, 2002
----------------------------
    Michael R. Burris              Finance and Treasurer -
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

   /s/ Kevin Y. Aoki               Vice President -                June 25, 2002
----------------------------
    Kevin Y. Aoki                  Marketing and Director

   /s/ Juan C. Garcia              Vice President - Controller     June 25, 2002
----------------------------
    Juan C. Garcia

   /s/ Darwin C. Dornbush          Secretary and Director          June 25, 2002
----------------------------
    Darwin C. Dornbush

   /s/ John E. Abdo                Director                        June 25, 2002
----------------------------
    John E. Abdo

   /s/ Norman Becker               Director                        June 25, 2002
----------------------------
    Norman Becker

   /s/ Max Pine                    Director                        June 25, 2002
----------------------------
    Max Pine

                                                                   EXHIBIT 13.01
                                     ANNUAL REPORT

BENIHANA INC AND SUBSIDIARIES

SELECTED FINANCIAL DATA


                                                                                   YEARS ENDED
                                                -------------------------------------------------------------------------------
                                                March 31,          April 1,       March 26,         March 28,         March 29,
                                                    2002             2001             2000               1999             1998
                                                                  (53 wk yr)
                                                -------------------------------------------------------------------------------
(In thousands, except per share information)
CONSOLIDATED STATEMENT
OF EARNINGS DATA:

Total revenues                                          $171,507         $163,243          $137,477          $119,149       $99,757
Cost of food and beverage sales                           42,754           43,301            36,588            30,964        25,894
Restaurant operating expenses                             99,707           89,427            74,088            65,188        53,846
Restaurant opening costs                                   1,228            1,453               566                12           165
Marketing, general and administrative
    expenses                                              13,373           13,690            11,402            11,343         9,914
Impairment charge                                            438
Interest expense, net                                        990            1,233             1,297             1,644         1,076
Minority interest                                            100               40                81
Income before income taxes                                12,917           14,099            13,455             9,998         8,862
Net income                                                 8,829            9,091             8,733             6,518         5,940
Basic earnings
    per common share                                        1.34             1.47              1.41              1.06          0.96
Diluted earnings
    per common share                                        1.28             1.38              1.32              1.02          0.93
Pro forma basic earnings
    per common share (2)                                    1.16             1.28              1.23              0.92          0.84
Pro forma diluted earnings
    per common share (2)                                    1.11             1.20              1.14              0.88          0.81

CONSOLIDATED BALANCE SHEET
DATA:

Total assets                                             $98,301          $85,929           $75,445           $60,868       $58,157
Long-term debt including
    current maturities                                    $6,000          $14,645           $14,646           $12,407       $16,840
Stockholders' equity                                     $73,713          $52,685           $43,545           $34,699       $28,223

OTHER FINANCIAL DATA:

EBITDA (1)                                               $19,805          $20,510           $19,101           $15,529       $12,938
Capital expenditures                                     $13,944          $14,611            $9,643            $7,212        $5,079


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

(2) On June 7, 2002, the Board of Directors declared a 15% stock dividend on Class A stock in both the Class A and common shares. The stock dividend is payable on August 12, 2002 to holders of record July 15, 2002. As a result, basic and diluted earnings per common share are shown on a pro forma basis as if the stock dividend had been in existence for each fiscal year presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Condition and Results of Operations

Overview
--------
Summary of results

Summary highlights of our fifty-two week fiscal 2002 year compared to the previous fifty-three week year:

o the tenth consecutive year of total sales increases and comparable restaurant sales increases,
o opened five new restaurants during the year. Three Haru restaurants all in New York City and two Benihana restaurants; one near Chicago, Illinois and another in Santa Monica, California,
o the profound impact of the September 11 tragedy on the second quarter interrupting 36 consecutive quarters of comparable restaurant sales gains, total sales gains and restaurant operating profit increases,
o completion of the sale of 1 million Class A Common shares with a net proceeds of $10.6 million,
o     earnings per share diluted of $1.28 compared to $1.38,
o     restaurant operating profit decreased 5.3% to $27.6 million, and
o     net income decreased 2.9% to $8.8 million.

Our Business

We have operated teppanyaki-style Japanese restaurants in the United States for over 37 years, and we believe we are the largest operator of teppanyaki-style restaurants in the country. Our core concept, the traditional Benihana restaurant, offers teppanyaki-style Japanese cooking in which fresh steak, chicken and seafood is prepared by a Benihana chef on a grill which forms a part of the table on which the food is served. Our Haru concept offers an extensive menu of Japanese fusion dishes in a high energy, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cuisine, including New York strip steak with wasabi croquette, spicy shallots and ginger sauce, garlic shrimp and crispy duck.

At March 31, 2002 we:

o owned and operated 52 Benihana and Benihana Grill teppanyaki-style Japanese dinnerhouse restaurants, including one restaurant under the name The Samurai,
o     franchised others to operate 17 additional Benihana restaurants,
o owned and operated five Haru restaurants in New York City, offering Japanese dining, featuring sushi and sashimi, and
o     owned and operated two Doraku restaurants.

Outlook
-------

Growing our business is very important to increasing profits and is the focus of our business strategy. We believe that we will open four new teppanyaki restaurants during our 2003 fiscal year. Two of these have already opened; one in the Dallas/Ft. Worth market in Las Colinas and the other in the Houston market in The Woodlands. The other two are being developed in Westbury, New York and Scottsdale, Arizona. We do not believe that the costs to open new restaurants will be as high during fiscal year 2003 as it was in 2002.

We believe that our revenues will increase next year resulting from the maturation of restaurants opened in fiscal 2002 and from continuing increases in customer counts at restaurants open for longer than one year. However, the slowdown in the economy may have an unfavorable effect on our business.

Operating results
-----------------

Revenues

Revenues consist of the sales of food and beverages at our restaurants and royalties and licensing fees from franchised restaurants. Revenues are dependent upon the number of patrons that visit our restaurants and franchisee's restaurants and the average check amounts.

The following table shows revenues and percentage increases for the past three years:

(Dollar amounts are expressed in thousands)

                                                              Fiscal year ended
                                ------------------------------------------------------------------------------------
                                                                       2001                        2000
                                           2002                     (53 wk yr)
                                ------------------------------------------------------------------------------------
                                              Percentage                  Percentage                   Percentage
                                              change                      change                       change
                                              from 2001                   from 2000                    from 1999
  ------------------------------------------------------------------------------------------------------------------
  Restaurant sales                  $170,051          5.1%      $161,865         18.7%       $136,389         15.2%
  Franchise fees
    and royalties                      1,456          5.7%         1,378         26.7%          1,088         36.3%
  ------------------------------------------------------------------------------------------------------------------
  Total revenues                    $171,507          5.1%      $163,243         18.7%       $137,477         15.4%
  ------------------------------------------------------------------------------------------------------------------

The table below shows the amount of the changes in restaurant sales and the nature of the changes.

(Dollar amounts are expressed in thousands)

                                                                                    Fiscal year ended
                                                                             -------------------------------------
                                                                                2002            2001        2000
                                                                                           (53 wk yr)
  ----------------------------------------------------------------------------------------------------------------
  Amount of change from prior year                                            $8,186         $25,476      $18,038
  Increase in sales from restaurants opened
    or owned longer than one year                                              1,808          13,847       15,439
  Increase from new restaurants                                                9,580           2,345          -
  Increase from acquired restaurants                                                           6,082        2,599
  Effect of additional week in fiscal 2001                                    (3,202)          3,202



2002 compared to 2001

We believe that the Benihana style of presentation makes us a unique choice for customers. We believe that customers who are seeking greater value for their dining budget appreciate the show put on by the chef cooking directly at their table. We continued our multi-year program to build capacity in our existing restaurants through adding additional tables and sushi bars. Sales over the past two years have also increased as a result of an increasing trend for sushi as a menu item. We believe that we are the largest restaurant chain offering sushi to consumers nationwide. Sushi bars have been added to most of the Benihana restaurants over the past several years.

Revenues increased 5.1% in fiscal 2002 when compared to fiscal 2001. Restaurant sales increased $8,186,000 in fiscal 2002 when compared to the prior fiscal year (which included an additional week which produced $3,202,000 of sales). The increase is mainly attributable to the five new restaurants opened during the current year which accounted for $9,580,000 of sales. Comparable restaurant sales growth for restaurants opened longer than one year was 1.1% in fiscal 2002. Guest counts increased 2.4% to 7.0 million. The average check size was $23.61 at the teppanyaki restaurants, $26.50 at the Haru restaurants and $15.53 at the Doraku restaurants.

Sales revenues were profoundly impacted following the tragic events of September 11, which occurred during the second quarter of fiscal 2002, particularly in urban areas and in other areas more dependent upon tourism and business travel. We experienced a decline in sales, particularly in New York City where we operate two Benihana and five Haru restaurants, and other urban markets in which we have restaurants.

We closed two restaurants in fiscal 2002. The Marina del Rey teppanyaki restaurant closed in August 2001 after its lease expired. A Doraku restaurant closed in March 2002 principally due to poor traffic at the mall in which it was located.

2001 compared to 2000

We benefited from a strong economy through most of fiscal 2001 that has generally increased sales in the industry. Like most of the industry, we also benefited from changing customer demographics with people having a greater propensity to eat meals away from home. Sales over the past two years have also increased as a result of an increasing trend for sushi as a menu item. Sushi bars have been added to most of the Benihana restaurants over the past several years. During fiscal 2001, we opened three restaurants. One restaurant is operated as a Benihana in Monterey, California. Two others operated as Doraku one in Miami Beach, Florida and the other in Chicago, Illinois.

During the year our promotional and advertising programs emphasized the unique entertainment value inherent in the Benihana presentation. The comparable same restaurant sales growth for restaurants opened longer than one year was 10.6% in fiscal 2001. Guest counts increased 13.8% to 6.8 million of which 6.4 million were guests at the teppanyaki restaurants. The average check size was $23.35 at the teppanyaki restaurants, $14.20 at the Doraku restaurants and $27.92 at the Haru restaurants.


Operating costs and expenses

Operating costs and expenses are largely dependent on the number of customers that visit our restaurants and the costs of the commodities, the number of employees that are necessary to provide a high quality of service to our customers, rents we pay for our restaurant properties, utilities and other necessary costs.

The following table shows the amount of change in our restaurant operating costs, costs as a percentage of restaurant sales, and the percentages of change from the preceding years.

                                                                                    Year ended
                                                                  ----------------------------------------------
                                                                           2002            2001            2000
                                                                  ----------------------------------------------
  Cost as a percentage of restaurant sales:
  Cost of food and beverage sales                                          25.1%           26.8%           26.8%
  Restaurant operating expenses                                            58.6%           55.2%           54.3%
  Marketing, general and administrative expenses                            7.9%            8.5%            8.4%
  Restaurant opening costs                                                   .7%             .9%             .4%

  Amount of change from prior year:
  Cost of food and beverage sales                                        $ (547)          $6,713          $5,624
  Restaurant operating expenses                                           10,280          15,339           8,900
  Marketing, general and administrative expenses                           (317)           2,288              59
  Restaurant opening costs                                                 (225)             889             554
  Interest expense, net                                                    (243)            (64)           (347)

  Percentage increase or (decrease) from prior year:
  Cost of food and beverage sales                                         (1.3%)           18.3%           18.2%
  Restaurant operating expenses                                            11.5%           20.7%           13.7%
  Marketing, general and administrative expenses                          (2.3%)           20.1%             .5%
  Restaurant opening costs                                               (15.5%)          157.4%        4,616.7%
  Interest expense, net                                                  (19.7%)          (4.9%)         (21.1%)


2002 compared to 2001

Cost of food and beverage sales decreased in absolute amount and as a percentage of sales in fiscal 2002 when compared to fiscal 2001. The decrease is attributable to lower commodities costs, principally shrimp costs, in the current fiscal year compared to the prior year.

Restaurant operating expenses increased in absolute amount and when expressed as a percentage of sales in fiscal 2002 compared to fiscal 2001. The increase was attributable to higher labor costs, occupancy costs and higher depreciation and amortization expenses. The increased labor costs were due to maintaining full restaurant staffs following the tragic events of September 11, which had a negative effect on restaurant operating expenses as a percentage of sales. Also, labor costs increased due to higher labor costs during the start-up period of the three new Haru restaurants and two new Benihana restaurants which were opened during the current fiscal year. Additionally, higher occupancy costs and depreciation and amortization expenses relating to the five new restaurants negatively affected restaurant operating expenses in absolute amount and when expressed as a percentage of sales.

Restaurant opening costs decreased in the fiscal 2002 when compared to fiscal 2001. The decrease was attributable to pre-opening expenses in fiscal 2001 that related to the new restaurants.

Marketing, general and administrative costs decreased in total dollar amount in fiscal 2002 when compared to fiscal 2001. We incurred higher legal costs in fiscal 2002 to defend the wage and hour disputes discussed in Note 10 of the notes to our consolidated financial statements. The increase in legal fees was offset in part by a decrease in amortization expense resulting from the cessation of the amortization of goodwill as a result of implementation of SFAS
142. (See Note 1).

Interest expense decreased in fiscal 2002 when compared to fiscal 2001. The decrease is attributable to a significant decrease in the interest rates on our borrowings under our credit facility as well as a decrease in the borrowings in the current fiscal year compared to the previous comparable fiscal year. The Company capitalized $12,000 and $345,000 of construction period interest during fiscal 2002 and 2001, respectively.

During fiscal 2002, we recorded an impairment charge of $438,000 for the write-down to fair value of property and equipment at a Doraku restaurant in Ft. Lauderdale, Florida because its future projected cash flows were not sufficient to support the previous carrying value of these assets. We closed the restaurant in March 2002.

Our effective income tax rate decreased in fiscal 2002 to 31.6% from 35.5% in fiscal 2001. The decrease was due to a decrease in net pre-tax income coupled with a relatively fixed amount of Federal tax credit for FICA taxes paid on reported tip income.

2001 compared to 2000

Cost of food and beverage sales increased in total dollar amount principally as a result of the increase in the number of customers. Although certain commodities display some seasonality in price fluctuations, cost remained constant when expressed as a percentage of sales. For the year as whole, purchase prices of the food commodities and beverages were stable from the preceding year.

Restaurant operating expenses increased due to higher rental expenses as a result of rents that are based on a percentage of sales. Additionally, fixed operating expenses relating to two Doraku restaurants contributed to the increase in restaurant operating expenses when expressed as a percentage of sales.

Marketing, general and administrative expenses increased in absolute amount due to the amortization of goodwill from the Haru acquisition, from additional administrative expenses relating to the Haru operations and from increases in corporate infrastructure to support greater restaurant development efforts.

Restaurant opening costs increased significantly compared to fiscal 2000. We opened three new restaurants in fiscal 2001 and four others were in progress for which we incurred opening expenses, principally rent and salaries. Three of the new restaurants were being built in New York City where lease arrangements made it very expensive to open new restaurants.

Net interest expense continued to decrease as we used more internally generated cash to finance our operations and capital expenditures. Interest rates we paid were relatively stable between 6.5% to 7.5% in fiscal 2001 and fiscal 2000. The Company capitalized $345,000 of construction period interest during fiscal 2001 and none in fiscal 2000.

The effective income tax rate of 35.5% was slightly higher than the prior year's effective tax rate of 35.1%. The increase was a result of increased state income taxes.

Our financial resources
-----------------------
During fiscal 2002, we completed a public offering of 1,000,000 shares of Class A Common stock. The net proceeds amounted to $10,617,000. The proceeds of the offering were used initially to pay down our bank line of credit; we anticipate drawing on our bank line of credit to continue to build new restaurants.

Cash flow from operations had been the primary source to fund our capital expenditures before we accelerated the development of new restaurants. Since we have accelerated our building program, we are relying more upon financing obtained from financial institutions. We have financed acquisitions principally through the use of borrowed funds.

We have borrowings from Wachovia Bank, N.A. under a term loan and we have a revolving line of credit facility. The line of credit allows us to borrow up to $15,000,000 through March 31, 2004 and at the end of our fiscal year we had the full line available. We had $6,000,000 outstanding at the end of the fiscal year under the term loan which is payable in quarterly installments of $750,000 until the term loan matures in March 2004. The interest rate at March 31, 2002 of both the line of credit and the term loan was 3.54%. We have the option to pay interest at Wachovia's prime rate plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and prohibit the payment of cash dividends.

To finance our new restaurant development, we entered into a master lease agreement with Wachovia Bank, N.A. and two other banks. The master lease agreement enabled financing for up to $25,000,000 in restaurant acquisition and construction. Management determined that more favorable rates were available under our line of credit and accordingly we terminated this arrangement on June 12, 2002 by borrowing $5,000,000 from the line of credit and using $8,000,000 in cash to pay off the outstanding facility balance.

Since restaurant businesses generally do not have large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses have deficiencies in working capital.

The following table summarizes the sources and uses of cash (in thousands).

                                                                                           Fiscal year ended
                                                                             ---------------------------------------
                                                                                         2002               2001
                                                                             ---------------------------------------
    Cash provided by operations                                                          $15,231            $14,981
    Cash (used in) investing activities                                                 (13,959)           (14,630)
    Cash provided by (used in) financing activities                                        2,855              (581)
                                                                             ---------------------------------------
    Increase (decrease) in cash                                                          $ 4,127             $(230)
                                                                             ---------------------------------------

Operating activities
--------------------
Cash provided by operations increased slightly during the year from fiscal 2001 as a result of increased noncash items such as depreciation, amortization and deferred income taxes offset by a slight decrease in net income.


Investing activities
--------------------
Expenditures for property and equipment decreased by $667,000 over the prior fiscal year to $13,944,000. Of that amount, we expended $5,100,000 for the construction of new restaurants. We expect to expend approximately $11,000,000 for the development of new restaurants during the 2003 fiscal year.

Financing activities
--------------------
Our total indebtedness is $9,344,000 less at the end of fiscal 2002 than it was at the end of the prior fiscal year. We had net new paydowns under the line of credit of $6,500,000, paid down $2,000,000 of the term loan, repaid $702,000 of leases that are considered to be capital in nature and repaid $142,000 of other indebtedness.

During fiscal 2002, we completed a public offering of 1,000,000 shares of Class A Common stock at a price of $11.80 per share. The net proceeds amounted to $10,617,000. The proceeds of the public offering were used to pay down the line of credit.

The impact of inflation
-----------------------
Inflation has not been a significant factor in our business for the past three years. We have been able to keep increasing menu prices at a low level by strictly maintaining cost controls. A possible increase to the minimum wage is being considered by United States Congress; any such increase will affect us, as well as most other restaurant businesses. We do not know if or when the increase will take effect nor do we know whether the increase would be material if enacted into law.

Market risks
------------
We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes. We had a derivative agreement in the notional amount of $2,744,000 at the end of fiscal 2002 against a floating rate indebtedness of $6,000,000. The agreement expired May 1, 2002 without further obligation by the Company.

We purchase commodities such as chicken, beef, lobster, fish and shrimp for our restaurants. The prices of these commodities may be volatile depending upon market conditions. We do not purchase forward commodity contracts because the changes in prices for them have historically been short-term in nature and, in our view, the cost of the contracts is in excess of the benefits.

Seasonality of our business
---------------------------
Our business is not highly seasonal although we do have more diners coming to our restaurants for special holidays such as Mother's Day, Valentine's Day and New Year's. Mother's Day falls in our first fiscal quarter, New Year's in the third quarter and Valentine's Day in the fourth quarter of each year.

Critical accounting policies and estimates
------------------------------------------
Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company annually reviews its financial reporting and disclosure practices and accounting policies to ensure that its financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies (see summary of significant accounting policies more fully described on Note 1 of notes to our consolidated financial statements), the following policies involve a higher degree of judgment and/or complexity:

Property and equipment - Property and equipment are depreciated or amortized over their useful lives based on management's estimates of the period over which the assets will generate revenue. The Company periodically reviews these lives relative to physical factors, economic factors and industry trends.


Asset impairment - In assessing the recoverability of the Company's fixed assets, goodwill and other non-current assets, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

New accounting principles that may affect our financial reporting
-----------------------------------------------------------------
In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, required that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of this statement in the first quarter of fiscal 2002 did not have a material effect on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. For potential future acquisitions, recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being recorded as goodwill, or alternatively, amounts previously recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be periodically reviewed for impairment and written down and charged to results of operations only in the periods in which, and to the extent, the recorded value of goodwill and certain intangibles is determined to be more than their fair value.

The Company adopted the provisions of SFAS No. 142 effective the beginning of the first quarter of fiscal 2002. These standards only permit prospective application of the new accounting; accordingly adoption of these standards will not affect previously reported financial information. The principal effect of implementing SFAS No. 142 was the cessation of the amortization of goodwill in the current fiscal year; however, impairment reviews may result in future write-downs. Goodwill amortization amounted to $898,000 or $.13 per diluted share in fiscal 2001 and $631,000 or $.10 per diluted share in fiscal 2000. The Company reviewed goodwill for possible impairment at the end of fiscal 2002 and determined that there was no impairment.

Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and net income per share would have been as follows:

(In thousands except for earnings per share amounts)

                                                                         March 31,              April 1,           March 26,
                                                                           2002                   2001               2000
                                                                     ----------------      ----------------      --------------

         Reported net income                                                  $8,829                $9,091              $8,733
         Add back:  Goodwill amortization                                                              898                 631
                                                                     ----------------      ----------------      --------------
         Adjusted net income                                                  $8,829                $9,989              $9,364
                                                                     ================      ================      ==============

         Basic earnings per share:                                             $1.34                 $1.47               $1.41
              Reported net income
              Goodwill amortization                                                                    .13                 .10
                                                                     ----------------      ----------------      --------------
              Adjusted net income                                              $1.34                 $1.60               $1.51
                                                                     ================      ================      ==============

         Diluted earnings per share:                                           $1.28                 $1.38               $1.32
              Reported net income
              Goodwill amortization                                                                    .13                 .10
                                                                     ----------------      ----------------      --------------
              Adjusted net income                                              $1.28                 $1.51               $1.42
                                                                     ================      ================      ==============


In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121. The new statement defines detailed criteria for assets being "held for sale". The Company will adopt the provisions of this statement for the first quarter of 2003. Additionally, the statement further defines the reporting of discontinued operations in financial statements. If such accounting standard would have been in effect in fiscal 2002, losses amounting to $499,000, $196,000 and $193,000 in fiscal 2002, 2001 and 2000, respectively, would have been reported as discontinued operations in the consolidated statements of earnings. The 2002 amount includes the net of tax effect of the $438,000 impairment charge referred to above in "Accounting for Long-Lived Assets".

Forward looking statements
--------------------------
This annual report contains various "forward-looking statements" which represent our expectations or beliefs concerning future events, including unit growth, future capital expenditures, and other operating information. A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including changes in consumer dining preferences, fluctuations in commodity prices, availability of qualified employees, changes in the general economy, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, or acquisition opportunities, harsh weather conditions in areas in which the Company and its franchisees operate restaurants or plan to build new restaurants, acceptance of the Company's concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete new restaurant construction and obtain governmental permits on a reasonably timely basis, unstable economy and conditions in foreign countries where we franchise restaurants and other factors that we cannot presently foresee.

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share information)

Year ended                                                                     March 31,             April 1,       March 26,
                                                                                  2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------


Revenues

Restaurant sales                                                                      $170,051          $161,865         $136,389
Franchise fees and royalties                                                             1,456             1,378             1,088
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                         171,507           163,243          137,477
------------------------------------------------------------------------------------------------------------------------------------

Costs and Expenses

Cost of food and beverage sales                                                         42,754            43,301             36,588
Restaurant operating expenses                                                           99,707            89,427             74,088
Restaurant opening costs                                                                 1,228             1,453                566
Marketing, general and administrative expenses                                          13,373            13,690             11,402
Impairment charge                                                                          438
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                               157,500           147,871            122,644
------------------------------------------------------------------------------------------------------------------------------------

Income from operations                                                                  14,007            15,372             14,833
Interest expense, net                                                                      990             1,233              1,297
Minority interest                                                                          100                40                 81

------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                              12,917            14,099             13,455
Income tax provision                                                                     4,088             5,008              4,722
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                              $8,829            $9,091             $8,733
------------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share

Basic earnings per common share                                                          $1.34             $1.47              $1.41
Diluted earnings per common share                                                        $1.28             $1.38              $1.32
Pro forma basic earnings per common share (1)                                            $1.16             $1.28              $1.23
Pro forma diluted earnings per common share (1)                                          $1.11             $1.20              $1.14
------------------------------------------------------------------------------------------------------------------------------------

(1) On June 7, 2002, the Board of Directors declared a 15% stock dividend on Class A stock in both the Class A and common shares. The stock dividend is payable on August 12, 2002 to holders of record July 15, 2002. As a result, basic and diluted earnings per common share are shown on a pro forma basis as if the stock dividend had been in existence for each fiscal year presented.

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and per share information)

                                                                                               March 31,                   April 1,
                                                                                                  2002                      2001
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                                                    $5,062                      $ 935
     Receivables                                                                                     990                        734
     Inventories                                                                                   4,097                      4,149
     Prepaid expenses                                                                              2,530                      1,122
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                              12,679                      6,940

Property and equipment, net                                                                       61,971                     54,104
Deferred income taxes, net                                                                         1,963                      2,973
Goodwill, net                                                                                     16,478                     16,478
Other assets                                                                                       5,210                      5,434
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $98,301                    $85,929
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                                       $16,921                    $16,332
     Current maturity of bank debt                                                                 3,000                      2,000
     Current maturity of other long-term debt                                                                                   145
     Current maturities of obligations
          under capital leases                                                                       668                        702
------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                         20,589                     19,179

Long-term debt - bank                                                                              3,000                     12,500
Obligations under capital leases                                                                     705                      1,371

Minority interest                                                                                    294                        194
Commitments and Contingencies
Stockholders' Equity:
     Series A Redeemable Convertible Preferred stock - $1.00 par value;
         authorized - 5,000,000 shares; issued and outstanding - 0 shares in
         2002 and 700 shares in 2001, respectively                                                                                1
     Common stock - $.10 par value; convertible into Class
         A Common stock; authorized - 12,000,000 shares; issued and outstanding
         - 3,276,179 and 3,579,116 shares in
         2002 and 2001, respectively                                                                 328                        358
     Class A Common stock - $.10 par value; authorized -
         20,000,000 shares; issued and outstanding -
         4,151,319 and 2,589,713 shares in 2002 and 2001,
         respectively                                                                                415                        259
     Additional paid-in capital                                                                   26,926                     14,847
     Retained earnings                                                                            46,160                     37,336
     Treasury Stock - 9,177 shares of  Common stock at cost                                         (116)                      (116)
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                        73,713                     52,685
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $98,301                    $85,929
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share information)


                                                                           Class A   Additional                            Total
                                                      Preferred   Common   Common    Paid-in     Retained   Treasury   Stockholders'
                                                        Stock     Stock     Stock    Capital     Earnings     Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 28, 1999                                 $1        $357     $256      $14,604     $19,597     $(116)       $34,699
     Net income                                                                                    8,733                    8,733
     Dividend on preferred stock                                                                     (42)                     (42)
     Issuance of 5,000 shares of common stock
         under exercise of options                                                        16                                   16
     Issuance of 16,109 shares of Class A
         common stock under exercise of options                               2          128                                   130
     Issuance of 650 shares of Class A common
         stock for incentive compensation                            1                     8                                     9

------------------------------------------------------------------------------------------------------------------------------------

Balance, March 26, 2000                                  1         358      258       14,756       28,288      (116)        43,545
     Net income                                                                                     9,091                    9,091
     Dividend on preferred stock                                                                      (43)                     (43)
     Issuance of 2,500 shares of common stock
         under exercise of options                                                        14                                    14
     Issuance of 9,511 shares of Class A
         common stock under exercise of options                               1           77                                    78

------------------------------------------------------------------------------------------------------------------------------------

Balance, April 1, 2001                                   1         358      259       14,847       37,336      (116)        52,685
     Net income                                                                                     8,829                    8,829
     Tax benefit from stock options                                                      352                                   352
      Dividend on preferred stock                                                                      (5)                      (5)
      Conversion of 700 shares of preferred stock
         into 105,267 shares of Class A common stock    (1)                  11          (10)
     Conversion of 316,937 shares of common                        (31)      31
         stock into Class A common stock
      Issuance of 1,000,000 shares of Class A common
          stock, net of offering costs                                      100       10,517                                10,617
     Issuance of 14,000 shares of common stock
         under exercise of options                                   1                    39                                    40
     Issuance of 139,406 shares of Class A
         common stock under exercise of options                              14        1,181                                 1,195

------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002                                  $       $ 328    $ 415      $26,926      $46,160     $ (116)      $73,713
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share information)

                                                                                             March 31,      April 1,      March 26,
                                                                                               2002           2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                                              $ 8,829         $9,091        $8,733
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                                          5,898          5,178         4,349
        Minority interest                                                                        100            113            81
        Deferred income taxes                                                                  1,010            317            95
        Issuance of common stock for incentive compensation                                                                     9
        Loss on disposal of assets                                                               207             63
        Loss on writedown of impaired assets                                                     438
        Change in operating assets and liabilities that provided
          (used) cash:
          Receivables                                                                           (256)          (253)         (212)
          Inventories                                                                             52           (536)         (417)
          Prepaid expenses                                                                    (1,408)          (357)         (111)
          Other assets                                                                          (228)          (497)         (534)
          Accounts payable and accrued expenses                                                  589          1,862         3,818
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                     15,231         14,981        15,811
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
     Business acquisition, net of cash acquired                                                                            (8,445)
     Expenditures for property and equipment                                                 (13,944)       (14,611)       (9,643)
     Other                                                                                       (15)           (19)          (21)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                        (13,959)       (14,630)      (18,109)
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
     Dividends paid on preferred stock                                                            (5)           (43)          (42)
     Proceeds from issuance of long-term debt                                                 15,000          6,500         7,700
     Repayment of long-term debt and obligations under capital leases                        (24,344)        (7,130)       (6,024)
     Proceeds from issuance of Class A Common stock                                           10,617
     Proceeds from issuance of common stock and
         Class A Common stock under exercise of options                                       1,235              92           145
     Tax benefit from stock options                                                             352
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                           2,855           (581)         1,779
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                          4,127           (230)         (519)
Cash and cash equivalents, beginning of year                                                    935          1,165         1,684
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                       $5,062           $935        $1,165
------------------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information Cash paid during the fiscal year for:
     Interest                                                                                $1,030         $1,376        $1,087
     Income taxes                                                                            $3,831         $6,254        $3,815
Business acquisitions, net of cash acquired:
     Fair value of assets acquired, other than cash                                                                       $2,830
     Liabilities assumed                                                                                                    (157)
     Purchase price in excess of the net assets acquired                                                                   5,772
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          $8,445
------------------------------------------------------------------------------------------------------------------------------------
During fiscal 2002, 316,937 shares of common stock were converted into 316,937 shares of Class A common Stock

During fiscal 2002, 700 shares of preferred stock were converted into 105,267 shares of Class A common Stock.

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2002, APRIL 1, 2001 AND MARCH 26, 2000
------------------------------------------------------------

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Operations - Benihana Inc., including its majority owned subsidiaries (the "Company"), owned and operated 52 teppanyaki style and seven sushi restaurants and franchised 17 others as of March 31, 2002. The Company has the rights to open, license and develop Benihana restaurants in the United States, Central and South America and the Caribbean islands.

           Basis of Presentation - The consolidated financial statements include the assets, liabilities and results of operations of its majority-owned subsidiaries. The ownership of other interest holders including attributable income is reflected as minority interest. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates within only one reportable operating segment.

           The Company has a 52/53-week fiscal year. The fiscal years ended March 31, 2002 and March 26, 2000 consisted of 52 weeks and the year ended April 1, 2001 consisted of 53 weeks.

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

           Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal 2002 classifications.

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

           The Company capitalizes all direct costs incurred to construct restaurants. Upon opening, these costs are depreciated and charged to expense based upon their useful life classification. The amount of interest capitalized in connection with restaurant construction was approximately $12,000 in fiscal 2002, $345,000 in fiscal year 2001 and was $0 in fiscal year 2000.

           Accounting for Long-Lived Assets - The Company periodically evaluates its net investment in restaurant properties and goodwill for impairment for events or changes in circumstances that indicate the carrying amounts of an asset may not be recoverable. During fiscal 2002, the Company recorded an impairment charge of $438,000 for the write-down to fair value of property and equipment at a Doraku restaurant. No impairments occurred in fiscal years 2001 and 2000.

           Accounting for the Costs of Computer Software Developed or Obtained for Internal Use - The Company capitalizes and records in other assets the cost of computer software obtained for internal use and amortizes such costs over a three-year period.

           Derivative Instruments - The Company utilizes interest rate swap agreements to hedge exposure to fluctuations in variable interest rates. The Company recognizes the interest differential to be paid or received on an interest rate swap as an adjustment to interest expense as the differential occurs. If the Company was to terminate an interest rate swap, any gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument it was intended to modify or would be recognized immediately if the underlying debt instrument were settled prior to maturity. The Company had entered into an interest swap agreement which expired on May 1, 2002.

           Stock-Based Compensation - The Company accounts for stock based compensation under the intrinsic value method of accounting for stock based compensation and has disclosed pro forma net income and earnings per share amounts using the fair value method. (See Note
           11).

           Segment Reporting - Reportable operating segments are components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and in evaluating performance. The Company believes its restaurants meet the criteria supporting aggregation of all restaurants into one operating segment.

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

           The computation of basic earnings per common share and diluted earnings per common share for each year is shown below (in thousands):

                                                                         March 31,              April 1,           March 26,
                                                                           2002                   2001               2000
                                                                     ----------------      ----------------      --------------

         Income from operations                                               $8,829                $9,091              $8,733
         Less preferred dividends                                                (5)                  (43)                (42)
                                                                     ----------------      ----------------      --------------
         Income for computation of basic
              earnings per common share                                        8,824                 9,048               8,691
         Convertible preferred dividends (See Note 11)                             5                    43                  42
                                                                     ----------------      ----------------      --------------
         Income for computation of diluted
              earnings per common share                                       $8,829                $9,091              $8,733
                                                                     ================      ================      ==============

         Weighted average number of common
              shares in basic earnings per share                               6,605                 6,165               6,147
         Effect of dilutive securities:
              stock options and warrants                                         292                   341                 384
              convertible preferred shares                                        13                   105                 105
                                                                     ----------------      ----------------      --------------
         Weighted average number of common
              shares and dilutive potential common
              shares used in diluted earnings per share                        6,910                 6,611               6,636
                                                                     ================      ================      ==============

           Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".
           SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, required that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.
           The adoption of this statement in the first quarter of fiscal 2002 did not have a material effect on the Company's financial statements.

           In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. For potential future acquisitions, recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being recorded as goodwill, or alternatively, amounts previously recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be periodically reviewed for impairment and written down and charged to results of operations only in the periods in which, and to the extent, the recorded value of goodwill and certain intangibles is determined to be more than their fair value.

           The Company adopted the provisions of SFAS No. 142 effective the beginning of the first quarter of fiscal 2002. These standards only permit prospective application of the new accounting; accordingly adoption of these standards will not affect previously reported financial information. The principal effect of implementing SFAS No. 142 was the cessation of the amortization of goodwill in the current fiscal year; however, impairment reviews may result in future write-downs. Goodwill amortization amounted to $898,000 or $.13 per diluted share in fiscal 2001 and $631,000 or $.10 per diluted share in fiscal 2000. The Company reviewed goodwill for possible impairment at the end of fiscal 2002 and determined that there was no impairment.

           Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and net income per share would have been as follows:

           (In thousands except for earnings per share amounts)

                                                                         March 31,              April 1,           March 26,
                                                                           2002                   2001               2000
                                                                     ----------------      ----------------      --------------

         Reported net income                                                  $8,829                $9,091              $8,733
         Add back:  Goodwill amortization                                                              898                 631
                                                                     ----------------      ----------------      --------------
         Adjusted net income                                                  $8,829                $9,989              $9,364
                                                                     ================      ================      ==============

         Basic earnings per share:                                             $1.34                 $1.47               $1.41
              Reported net income
              Goodwill amortization                                                                    .13                 .10
                                                                     ----------------      ----------------      --------------
              Adjusted net income                                              $1.34                 $1.60               $1.51
                                                                     ================      ================      ==============

         Diluted earnings per share:                                           $1.28                 $1.38               $1.32
              Reported net income
              Goodwill amortization                                                                    .13                 .10
                                                                     ----------------      ----------------      --------------
              Adjusted net income                                              $1.28                 $1.51               $1.42
                                                                     ================      ================      ==============

           In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121. The new statement defines detailed criteria for assets being "held for sale". The Company will adopt the provisions of this statement for the first quarter of 2003. Additionally, the statement further defines the reporting of discontinued operations in financial statements. If such accounting standard would have been in effect in fiscal 2002, losses amounting to $499,000, $196,000 and $193,000 in fiscal 2002, 2001 and 2000, respectively, would have been reported as discontinued operations in the consolidated statements of earnings. The 2002 amount includes the net of tax effect of the $438,000 impairment charge referred to above in "Accounting for Long-Lived Assets".

2.         FAIR VALUE OF FINANCIAL INSTRUMENTS

           The carrying amounts of cash, accounts receivable and payable, and accrued liabilities approximate fair value because of the short-term nature of the items. The carrying amounts of the Company's debt and other payables approximate fair value either due to their short-term nature or the variable rates associated with these debt instruments.

3.         INVENTORIES

                Inventories consist of (in thousands):

                                                                                        March 31,                   April 1,
                                                                                           2002                       2001
                                                                                  ------------------            ---------------

                Food and beverage                                                            $1,568                     $1,634
                Supplies                                                                      2,529                      2,515
                                                                                  ------------------            ---------------

                                                                                             $4,097                     $4,149
                                                                                  ==================            ===============

4.         PROPERTY AND EQUIPMENT

                Property and equipment consist of (in thousands):

                                                                                      March 31,                     April 1,
                                                                                         2002                        2001
                                                                                     -----------                   ---------

                Land                                                                   $5,925                        $5,925
                Buildings                                                              13,686                        12,035
                Leasehold improvements                                                 58,947                        44,110
                Restaurant furniture, fixtures, and equipment                          21,941                        19,272
                Restaurant facilities and equipment under
                  capital leases                                                        7,638                         7,638
                                                                                      ----------                    ---------
                                                                                      108,137                        88,980

                Less accumulated depreciation and amortization
                  (Including accumulated amortization of
                  restaurant facilities and equipment under
                  capital leases of $7,116 and $6,810 in 2002
                  and 2001, respectively)                                              47,729                        43,969
                                                                                      ---------                     ---------
                                                                                       60,408                        45,011
                 Construction in progress                                               1,563                         9,093
                                                                                      ----------                    ---------

                                                                                      $61,971                        $54,104
                                                                                     ===========                    ==========


5.         OTHER ASSETS

                Other assets consist of (in thousands):

                                                                                        March 31,                     April 1,
                                                                                           2002                         2001
                                                                                      ------------                   ----------

                Lease acquisition costs, net                                                 $2,378                     $2,605
                Premium on liquor licenses                                                      995                        947
                Security deposits                                                               992                        958
                Long-term receivables                                                            71                        105
                Computer software costs, net                                                    265                        261
                Deferred financing charges, net                                                 129                        194
                Cash surrender value of
                  life insurance policy                                                         380                        364
                                                                                       -------------                 ----------

                                                                                             $5,210                     $5,434
                                                                                       =============                 ==========

6.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                Accounts payable and accrued expenses consist of (in thousands):

                                                                  March 31,                    April 1,
                                                                       2002                      2001
                                                              -------------------          -----------------

                Accounts payable                                         $ 5,586                     $6,999
                Accrued payroll, incentive
                  compensation and related taxes                           3,701                      3,005
                Accrued sales taxes                                        1,107                      1,061
                Unredeemed gift certificates                                 857                        902
                Accrued percentage rent                                    1,052                        900
                Accrued property taxes                                       706                        590
                Straight line rent accrual                                 1,161                        714
                Other accrued operating expenses                           2,751                      2,161
                                                              -------------------          -----------------

                                                                         $16,921                    $16,332
                                                              ===================          =================


7.         LEASE OBLIGATIONS

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

                The amounts of operating and capital lease obligations are as follows (in thousands):

                                                                           Operating            Capital
                                                                              Leases            Leases
                                                                         ---------------    ---------------
                Fiscal year ending:
                2003                                                             $6,260               $785
                2004                                                              6,532                458
                2005                                                              6,426                289
                2006                                                              6,151                 26
                2007                                                              5,342
                Thereafter                                                       33,042
                                                                        ---------------    ---------------
                Total minimum lease payments                                    $63,753             $1,558
                                                                         ===============
                Less amount representing interest                                                      185
                                                                                            ---------------
                Total obligations under capital leases                                               1,373
                Less current maturities                                                                668
                                                                                            ---------------
                Long-term obligations under capitalized
                  leases at March 31, 2002                                                          $705
                                                                                            ===============

                Rental expense consists of (in thousands):

                                                                           March 31,           April 1,        March 26,
                                                                              2002               2001            2000
                                                                         ----------------------------------------------------

                Minimum rental commitments                                       $7,804             $6,497            $5,665
                Rental based on percentage of sales                               2,273              2,298             1,711
                                                                         ----------------------------------------------------
                                                                                $10,077             $8,795            $7,376
                                                                         ====================================================


                In September 1999, the Company entered into a $25,000,000 master lease agreement with its principal bank lender, Wachovia Bank, N.A., and two other banks, to finance land acquisition and construction of new restaurants. Under the agreement, a grantor trust purchases properties selected by the Company, finances all of the construction costs and leases the facilities to the Company upon their completion. The initial term of the lease is for five years and the lease can be renewed upon approval by all parties to the transaction. The Company accounts for the lease as an operating lease. Upon maturity, the Company retains the option to purchase all of the properties owned by the trust. However, if the Company elects not to purchase the properties, the Company provides a residual guaranty for the leased facilities and is liable for the decline in market value of the leased facilities up to 90% of the cost of the property at the inception of the lease inclusive of the present value of lease payments. The Company must also maintain compliance with financial covenants similar to its other credit facilities as described in Note 8.

                On June 12, 2002, the Company terminated the arrangement using financing under our bank line of credit and cash. The pro forma effect of terminating this arrangement and replacing such financing is as follows:

                                                                              As Reported        Pro forma
                Balance Sheet (as of March 31, 2002):
                    Cash                                                         $5,062             $2,062
                    Property and Equipment, net                                 $61,971            $73,171
                    Long-term Debt - Bank                                        $3,000            $11,200

                Statement of Earnings (for the year ended March 31, 2002):
                    Net Income                                                   $8,829             $8,730
                    Diluted Earnings Per Common Share                            $ 1.28             $ 1.27


8.         LONG-TERM DEBT

                Long-term debt consists of (in thousands):
                                                                                     March 31,                  April 1,
                                                                                        2002                      2001
                                                                                ------------------       -------------------
                     Term loan - bank                                                     $6,000                    $8,000
                     Revolving line of credit - bank                                                                 6,500
                     Note obligation under terms of non-competition
                          agreement with former shareholder of Rudy's
                          discounted at 8%, payable in monthly
                          installments of $17 thru December 2001                                                       145
                                                                                ------------------       -------------------
                                                                                           6,000                    14,645
                Less current portion                                                       3,000                     2,145
                                                                                ------------------
                                                                                                         -------------------
                                                                                          $3,000                   $12,500
                                                                                ==================       ===================

                The Company has a credit arrangement with a bank that includes a term loan and a revolving line of credit under which $15,000,000 was available at March 31, 2002. Interest under the credit arrangement accrues at the Company's option at either prime rate plus a margin up to 1.0% or at LIBOR plus a margin of between 1.0% to 2.25%. At March 31, 2002, interest was accrued at approximately 3.53% (LIBOR plus 1.0%). The applicable interest rate margin varies with the Company's leverage ratio (defined as earnings before interest, taxes, and depreciation and amortization divided by funded indebtedness). The final maturity date of both the term loan and the revolving line of credit is March 31, 2004. The credit arrangement restricts the Company from making cash dividend payments and purchases of the Company's common equity securities and limits the amounts of capital expenditures that the Company can make annually during the term of the agreement. The credit arrangement also requires the Company to achieve certain ratios of operating cash flow to debt and other financial benchmarks. The credit agreement is collateralized by a security interest in the Company's assets.

                The Company had entered into an interest rate swap agreement involving an exchange of floating rate interest payment obligations for fixed rate payment obligations. The purpose of the swap agreement was to protect against significant increases in interest rates on variable rate bank indebtedness. Periodic cash payments either received or paid pursuant to the swap are accrued on a settlement basis as an adjustment to interest expense. The agreement expired May 1, 2002 without further obligation by the Company.

                Principal maturities of long-term debt obligations at March 31, 2002 are as follows:

                Fiscal year ending
                2003                                                   $3,000
                2004                                                    2,250
                2005                                                      750
                                                                      --------
                Total                                                  $6,000
                                                                      ========

9.    INCOME TAXES

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

           The net deferred tax asset balance consists of (in thousands):

                                                                     March 31, 2002                             April 1, 2001

                                                           Assets    Liabilities       Total        Assets      Liabilities   Total
           -------------------------------------------------------------------------------------------------------------------------
           Tax loss carryforwards                          $1,164        $ -          $1,164        $1,596          $ -      $1,596
           Excess book amortization
             for pre-opening costs
             and capital leases                               349                        349           526                      526
           Income tax credits                                 572                        572           392                      392
           Gift certificates                                  343                        343           361                      361
           Accelerated depreciation
             for tax purposes                                  34                         34                        (104)      (104)
           Smallware inventory                                           (523)          (523)
           Other                                               24                         24           202                      202

                                                       -----------------------------------------------------------------------------
          Total asset (liability)                          $2,486       ($523)        $1,963        $3,077         ($104)    $2,973
                                                       =============================================================================

           In fiscal 2002, the Company elected to change its method of accounting for smallwares for income tax purposes in accordance with Revenue Procedure 2002-12, 2002-3 IRB 374 of the Internal Revenue Code. The change enables the Company to expense for income tax purposes the amount of smallware inventory.

           As of March 31, 2002, the Company had available net operating loss carryforwards as a result of the 1997 acquisition of Rudy's Restaurant Group amounting to $2,911,000 for ordinary income tax purposes that is available to reduce future taxable income. The net operating loss carryforwards are subject to the change of control provisions of the Internal Revenue Code which limit the usage of the net operating loss carryforwards to approximately $1,100,000 per year. All net operating loss carryforwards expire as follows (in thousands):

           Fiscal year ending
           2005                                                     $2,441
           2006                                                        470
                                                                  -----------
                                                                    $2,911
                                                                  ===========


           The income tax provision consists of (in thousands):

                                                                                          March 31,       April 1,        March 26,
                                                                                            2002            2001            2000
           -------------------------------------------------------------------------------------------------------------------------
           Current:
               Federal                                                                     $2,069         $3,398           $3,527
               State                                                                        1,009          1,293            1,100
           Deferred:
               Federal and State                                                            1,010            317               95
                                                                                           -----------------------------------------

           Income tax provision                                                            $4,088         $5,008           $4,722
                                                                                           =========================================

           The income tax provision differed from the amount computed at the statutory rate as follows (in thousands):

                                                                                             March 31,       April 1,     March 26,
                                                                                               2002            2001         2000
           -------------------------------------------------------------------------------------------------------------------------
           Federal income tax provision at statutory rate of 34%                              $4,421         $4,835        $4,609
           State income taxes, net of federal benefit                                            663            854           726
           Tax credits, net                                                                     (893)          (833)         (687)
           Change in valuation allowance                                                                                     (107)
           Other                                                                                (103)           152           181
                                                                                           -----------------------------------------

           Income tax provision                                                                $4,088        $5,008        $4,722
                                                                                           =========================================

           Effective income tax rate                                                            31.6%         35.5%         35.1%
                                                                                           =========================================

10.   CONTINGENCIES

           The Company is a defendant in an action brought by a former server at a Benihana restaurant and purported to be filed on behalf of similarly situated current and former employees of the Company alleging violations of the minimum wage provisions applicable to certain tipped employees arising from the tim pooling and distribution practices at the restaurant. Plaintiffs seek damages consisting of the difference between the hourly wage paid and the applicable federal minimum wage rate, attorneys' fees and costs and certain liquidated damages provided by statute. While the Company believes the complaint has no merit, there can be no assurance that the Company will not be required to pay a material amount in the settlement or other disposition of this matter.

           The Company is also a defendant in a related action which asserts two claims: one for alleged violations of the minimum wage provisions of the Federal Fair Labor Standards Act, and one for alleged violations of New York State Labor Law concerning gratuities. As in the action described above, certain similarly situated employees may have rights to "opt in" to the federal claim, while the state claim purports to be brought as a class action. No discovery has occurred or been scheduled. While the Company believes that the Complaint has no merit, this action is in its preliminary stages and there can be no assurance that the Company will not be required to pay a material amount in the settlement or other disposition of this matter.

           Except for the matters described above, the Company is not a party to any litigation other than routine claims which are incidental to its business.

11.   STOCKHOLDERS' EQUITY

           Preferred Stock - The preferred stock had a liquidation preference of $1,000 per share, carried a cumulative dividend of 6% and entitled the holder a right to convert into shares of the Company's Class A Common Stock. In fiscal 2002, the holder converted all of the preferred stock to 105,263 shares of Class A Common Stock.

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

           Stock Dividend - On June 7, 2002, the Board of Directors declared a 15% stock dividend in Class A stock on both the Class A and common shares. The stock dividend is payable on August 12, 2002 to holders of record July 15, 2002.

           Stock Options - The Company has various stock option plans: a 1994 Employee Stock Option Plan (1994 Plan), a 1996 Class A Stock Option Plan (1996 Plan), a 1997 Class A Stock Option Plan (1997 Plan), a 2000 Class A Stock Option Plan (2000 Plan), a Directors' Stock Option Plan (Directors' Plan) and a Directors' Class A Stock Option Plan (Directors' Class A Plan), under all of which a maximum of 3,285,000 shares of the Company's Common Stock were authorized for grant and for all of which options for 1,651,493 shares remain available for grant.

           Options granted under the 1996, 1997 and 2000 Plans have a term of ten years from date of issuance, and are exercisable ratably over a three-year period commencing with the date of the grant. Options granted under these plans require that the exercise price be at market value on the date of the grant, or for optionees that own more than 10% of the combined voting rights of the Company, at 110% of market value for incentive stock options.

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

           The Company applies the intrinsic-value-based method in accounting for stock-based awards to employees. Therefore, the Company generally recognizes no compensation expense with respect to such awards because options are generally granted at the fair market value of the underlying shares on the date of the grant.

           Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on net income and earnings per share for the three most recent fiscal years. The fair value of the Company's stock based awards to employees was estimated using a Black-Scholes option- pricing model.

           The pro forma information described is as follows:

                                                                  March 31,          April 1,      March 26,
                                                                    2002               2001          2000
                                                          --------------------------------------------------
           Net Income
                As reported                                         $8,829             $9,091        $8,733
                Pro forma                                           $8,223             $8,163        $7,796
           Diluted Earnings Per Common Share
                As reported                                          $1.28              $1.38         $1.32
                Pro forma                                            $1.19              $1.23         $1.17


           As a result of the inclusion of only the grants made subsequent to fiscal 1995, the effects may not be representative of the pro forma impact in future years. In addition, the following weighted average assumptions were used in the Black-Scholes option-pricing model: a risk-free interest rate of 3.8% for fiscal year 2002, 4.7% for 2001 and 6.7% for 2000, respectively; an expected life of three years, no expected dividend yield and a volatility factor of 50%, 53% and 38% for fiscal years 2002, 2001 and 2000, respectively.

           The following table summarizes information about fixed-price stock options outstanding at March 31, 2002:

                                                                     Options Outstanding                    Options Exercisable
                                                           ---------------------------------------      ----------------------------
                                                                         Weighted-
                                                                         Average         Weighted                     Weighted
           Ranges of                                                    Remaining         Average                     Average
           Exercise                                                     Contractual       Exercise                    Exercise
           Prices                                          Number          Life           Price         Number         Price
           -------------------------------------------------------------------------------------------------------------------------
           $ 2.88     -     $ 3.25                         14,000           2.3           $3.18         14,000         $3.18
             6.75     -       8.56                        459,064           7.3            7.87        342,953          7.64
             9.00     -      10.11                         94,747           4.8            9.18         91,414          9.19
            10.25     -      12.25                        466,335           6.1           11.89        466,335         11.89
            12.69     -      15.50                        400,900           8.1           13.91        272,267         14.11
                                                      -----------------                            ----------------
           $ 2.88     -     $15.50                      1,435,046                                    1,186,969
                                                      =================                            ================

           Transactions under the above plans for the years ended are as follows:

                                                                   March 31,       April 1,      March 26,
                                                                     2002            2001          2000
           ------------------------------------------------------------------------------------------------
           Balance, beginning of year                               1,426,938      1,177,784       877,560
           Granted                                                    220,000        276,500       322,500
           Canceled                                                  (28,813)       (15,135)
           Expired                                                   (29,673)                      (1,167)
           Exercised                                                (153,406)       (12,011)      (21,109)
                                                              ---------------------------------------------

           Balance, end of year                                     1,435,046      1,426,938     1,177,784
                                                              =============================================

           Weighted average fair value of options
               granted during year                                     $2.48           $5.07        $4.24


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

12.  INCENTIVE AND DEFERRED COMPENSATION PLANS

           The Company has an incentive compensation plan whereby bonus awards are made if the Company attains a certain targeted return on its opening equity. The purpose of the plan is to improve the long-term sustainable results of operations of the Company by more fully aligning the interests of management and key employees with the shareholders of the Company. One-third of the amounts awarded are immediately made available to the employee and the remaining two-thirds become available ratably over the succeeding two years. Amounts allocated under the Plan may be taken in cash or deferred in a non-qualified deferred compensation plan. The target rate, which was 15.5% for 2002, 15.0% for 2001 and 17.5% for 2000, is approved annually based upon a review of the rates of return on equity of other publicly traded restaurant businesses by the Compensation Committee of the Board of Directors. The amount of the awards is capped at 50% of the eligible salary of the employee. The Company accrued $300,000, $564,000 and $500,000 of incentive compensation for fiscal years 2002, 2001 and 2000, respectively.

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

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

           Quarter ended (in thousands except for per share information)

                                                    March 31, 2002                                      April 1, 2001
           -------------------------------------------------------------------------------------------------------------------------
                                       4th        3rd          2nd          1st            4th        3rd          2nd        1st

           Revenues                  $42,904     $40,182      $37,486      $50,935      $42,216     $37,261      $36,697    $47,068
           Gross profit               32,154      30,254       27,649       37,240       31,076      27,292       26,540     33,656
           Net income                  3,661       2,339          382        2,447        2,878       2,189        1,589      2,435
           Basic earnings
             per share               $   .49     $   .35      $   .06      $   .39      $   .46      $  .35       $  .26     $  .39
           Diluted earnings
             per share               $   .46     $   .34      $   .06      $   .38      $   .45      $  .34       $  .24     $  .37


                          INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders of Benihana Inc.:

We have audited the accompanying consolidated balance sheets of Benihana Inc. and subsidiaries ("Benihana") as of March 31, 2002 and April 1, 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements are the responsibility of Benihana's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Benihana as of March 31, 2002 and April 1, 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.








Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
May 17, 2002
(June 7, 2002 as to the stock dividend described in Note 11 and June 12, 2002 as to the master lease agreement described in Note 7)

COMMON STOCK INFORMATION

The Company's Common Stock and Class A Common Stock are traded on the Nasdaq National Market System. There were 234 holders of record of the Company's Common Stock and 316 holders of record of the Class A Common Stock at March 31, 2002.

The table below sets forth high and low bid prices for the Company's Common Stock and Class A Common Stock, which do not include commissions and mark-ups or mark-downs for the periods indicated. Such bid prices reflect inter-dealer prices without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.


                                                                       Fiscal Year Ended
                                                                       -----------------
                                                        March 31, 2002                       April 1, 2001
                                                  ----------------------------------------------------------------------------
                COMMON STOCK                      High                 Low               High              Low
                --------------------------------------------------------------------------------------------------------------

                1st Quarter                       13.00                12.75             16.00             10.56
                2nd Quarter                       10.55                10.55             14.00             11.25
                3rd Quarter                       15.40                15.00             13.00              9.00
                4th Quarter                       20.24                18.25             12.13             10.25




                                                                       Fiscal Year Ended
                                                                       -----------------
                CLASS A                                 March 31, 2002                       April 1, 2001
                                                  ----------------------------------------------------------------------------
                COMMON STOCK                      High                 Low               High              Low
                --------------------------------------------------------------------------------------------------------------

                1st Quarter                       13.05                12.90             16.00             7.75
                2nd Quarter                       10.60                10.20             13.63             9.25
                3rd Quarter                       15.30                14.91             11.38             6.88
                4th Quarter                       20.40                18.35             11.63             8.13


The Class A Common Stock is identical to the Common Stock except that it gives the holder one-tenth (1/10) vote per share, voting together with the Company's Common Stock as a single class on all matters except the election of directors. For election of directors, the Class A Common stockholders vote as a class to elect 25% of the members of the Board of Directors.

The Company has not declared or paid a cash dividend on common equity since its organization and has no present intention of paying any such dividend in the foreseeable future. The Company intends to retain all available cash for the operation and expansion of its business. In addition, the Company's present loan agreement restricts the payment of cash dividends.

                                                        EXHIBIT 23.01


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No.'s 333-33880, 333-63783 and 333-13973 of Benihana Inc. on Forms S-8 of our report dated May 17, 2002 (June 7, 2002 as to the stock dividend described in Note 11 and June 12, 2002 as to the master lease agreement described in Note 7), incorporated by reference in the Annual Report on Form 10-K of Benihana Inc. for the year ended March 31, 2002.


Deloitte & Touch LLP

Miami, Florida
June 24, 2002

                                                        EXHIBIT 23.02


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No.'s 333-83585 and 333-13977 of Benihana Inc. on Form S-3 of our report dated
May 17, 2002 (June 7, 2002 as to the stock dividend described in Note 11 and June 12, 2002 as to the master lease agreement described in Note 7), incorporated by reference in the Annual Report on Form 10-K of Benihana Inc. for the year ended March 31, 2002 and to the reference to us under the heading "Experts" in such Registration Statements.


Deloitte & Touch LLP

Miami, Florida
June 24, 2002