Form 10-Q
period 2002-07-21
BENIHANA INC
filed 2002-08-29
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended July 21, 2002

                                       or,

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  Benihana Inc.
                                  -------------
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
Former name, former address and former fiscal year, if changed since last report


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              --     --

           Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common Stock $.10 par value, 3,244,479 shares outstanding at August 26, 2002


  Class A Common Stock $.10 par value, 5,505,589 shares outstanding at
                        August 26, 2002

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FOUR PERIODS ENDED JULY 21, 2002





TABLE OF CONTENTS
----------------------
                                                                         PAGE
PART I -   Financial Information

           Condensed Consolidated Balance Sheets (unaudited)
             at July 21, 2002 and March 31, 2002                         1

           Condensed Consolidated Statements of Earnings
             (unaudited) for the Four Periods Ended
             July 21, 2002 and July 22, 2001                             2

           Condensed Consolidated Statement of Stockholders'
             Equity (unaudited) for the Four Periods Ended
             July 21, 2002                                               3

           Condensed Consolidated Statements of Cash Flows
             (unaudited) for the Four Periods Ended
             July 21, 2002 and July 22, 2001                             4

           Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                 5 - 7

           Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                  8 - 12


PART II -  Other Information                                            13 - 16

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 (In thousands, except share and per share information)

                                                            July 21,   March 31,
                                                              2002       2002
--------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                                      $ 1,044   $ 5,062
    Receivables                                                   373       990
    Inventories                                                 4,311     4,097
    Prepaid expenses                                            1,904     2,530
--------------------------------------------------------------------------------
Total Current Assets                                            7,632    12,679

Property and equipment, net                                    76,764    61,971
Deferred income taxes, net                                      1,831     1,963
Goodwill, net                                                  16,478    16,478
Other assets                                                    5,161     5,210
--------------------------------------------------------------------------------

                                                             $107,866   $98,301
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                    $ 17,300   $16,921
    Current maturity of bank debt                               3,000     3,000
    Current maturities of obligations
        under capital leases                                      605       668
--------------------------------------------------------------------------------
Total Current Liabilities                                      20,905    20,589

Long-term debt - bank                                           7,250     3,000
Obligations under capital leases                                  554       705
Minority Interest                                                 451       294
Commitments and Contingencies

Stockholders' Equity:
    Series A redeemable convertible
        preferred stock - $1.00 par value;
        authorized - 5,000,000 shares, no shares issued
    Common stock - $.10 par value;
        convertible into Class A Common, authorized -
        12,000,000 shares, issued and outstanding -
        3,245,479 and 3,276,179 shares, respectively              325       328
    Class A common stock - $.10 par value;
        authorized - 20,000,000 shares, issued and outstanding
        5,502,576 and 4,151,319 shares, respectively              550       415
    Additional paid-in capital                                 48,201    26,926
    Retained earnings                                          29,769    46,160
    Treasury stock - 10,553 and 9,177 shares, respectively,
        of Common and Class A stock at cost                      (139)     (116)
--------------------------------------------------------------------------------
Total Stockholders' Equity                                     78,706    73,713
--------------------------------------------------------------------------------

                                                             $107,866   $98,301
--------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)

                                                           Four Periods Ended
                                                        ------------------------
                                                        July 21,        July 22,
                                                          2002            2001
--------------------------------------------------------------------------------
Revenues
Restaurant sales                                        $56,723         $50,466
Franchise fees and royalties                                436             469
--------------------------------------------------------------------------------
Total Revenues                                           57,159          50,935
--------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                          13,990          13,226
Restaurant operating expenses                            33,752          28,711
Restaurant opening costs                                    148             687
Marketing, general and administrative expenses            4,796           4,351
--------------------------------------------------------------------------------
Total Operating Expenses                                 52,686          46,975
--------------------------------------------------------------------------------

Income from operations                                    4,473           3,960
Interest expense, net                                       117             339
Minority interest                                           157              (7)

--------------------------------------------------------------------------------
Income from operations before income taxes                4,199           3,628
Income tax provision                                      1,409           1,181
--------------------------------------------------------------------------------

Net Income                                              $ 2,790         $ 2,447
--------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                         $   .32         $   .34
Diluted earnings per common share                       $   .30         $   .33
--------------------------------------------------------------------------------

Number of restaurants at end of period                       61              58


See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share information)


                                      Series A
                                     Redeemable
                                     Convertible                  Class A     Additional                                  Total
                                     Preferred       Common       Common        Paid-in       Retained    Treasury    Stockholders'
                                      Stock           Stock        Stock        Capital       Earnings      Stock         Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002                 -             $328         $415        $26,926        $46,160       ($116)       $73,713

Net income                                                                                      2,790                      2,790


Issuance of 1,141,050 shares                                        114         19,090        (19,181)        (23)
   of class A common stock
   for stock dividend

Issuance of 4,000 shares                                                            13                                        13
   of common stock
   under exercise of options

Issuance of 175,357 shares                                           18          1,685                                     1,703
   of class A common stock
   under exercise of options

Conversion of 34,700                                   (3)            3
   shares of common stock
   into 34,700 shares of class
   A common stock

Issuance of 150 shares                                                               3                                         3
   of class A common stock
   for incentive compensation

Tax benefit from stock option exercises                                            484                                       484

-----------------------------------------------------------------------------------------------------------------------------------


Balance, July 21, 2002                    $0         $325         $550         $48,201          $29,769       ($139)     $78,706
-----------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)                                              Four Periods Ended
                                                           ---------------------
                                                           July 21,     July 22,
                                                             2002         2001
--------------------------------------------------------------------------------
Operating Activities:
Net income                                                 $ 2,790      $ 2,447
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                            1,997        1,537
    Minority interest                                          157           (7)
    Deferred income taxes                                      132           87
    Loss on disposal of assets                                  75          140
    Issuance of common stock for incentive compensation          3
    Change in operating assets and liabilities that
           provided (used) cash:
                Receivables                                    617          (81)
                Inventories                                   (214)          (8)
                Prepaid expenses                               626          (52)
                Other assets                                   (75)           5
                Accounts payable and accrued expenses          379         (588)
--------------------------------------------------------------------------------
Net cash provided by operating activities                    6,487        3,480
--------------------------------------------------------------------------------
Investing activities:
Expenditures for property and equipment                    (16,740)      (4,886)
--------------------------------------------------------------------------------
Net cash used in investing activities                      (16,740)      (4,886)
--------------------------------------------------------------------------------
Financing Activities:
Borrowings under revolving credit facility                   5,000        6,500
Proceeds from issuance of common stock
    under exercise of stock options                          1,716          150
Repayment of long-term debt and obligations
    under capital leases                                      (965)      (5,279)
Dividend paid on preferred stock                                             (5)
Tax benefit from stock option exercises                        484
--------------------------------------------------------------------------------
Net cash provided by financing activities                    6,235        1,366
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                   (4,018)         (40)
Cash and cash equivalents, beginning of year                 5,062          935
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $ 1,044      $   895
--------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid during the four periods:
    Interest                                               $   171      $   302
    Income taxes                                                60          980
--------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

During the current four periods ended July 21, 2002, 34,700 shares of common stock were converted into 34,700 shares of Class A common stock.

During the prior year four periods, 294,737 shares of common stock were converted into 294,737 shares of Class A common stock and 700 shares of preferred stock were converted into 105,263 shares of Class A common stock.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 21, 2002 AND JULY 22, 2001
(UNAUDITED)


1.  GENERAL

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at July 21, 2002 and July 22, 2001) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the four periods (sixteen weeks) ended July 21, 2002 and July 22, 2001 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 31, 2002 appearing in the Company's Form 10-K filed with the Securities and Exchange Commission.


2.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, required that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of this statement, as amended, in the first quarter of fiscal 2002 did not have a material effect on the Company's financial statements.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. For potential future acquisitions, recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being recorded as goodwill, or alternatively, amounts previously recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be periodically reviewed for impairment and written down and charged to results of operations only in the periods in which, and to the extent, the recorded value of goodwill and certain intangibles is determined to be more than their then fair value.

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

    In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121. The new statement defines detailed criteria for assets being "held for sale". The Company adopted the provisions of this statement effective the beginning of the first quarter of fiscal 2003. Additionally, the statement further defines the reporting of discontinued operations in financial statements. The adoption of this statement in the first quarter of fiscal 2003 did not have a material effect on the Company's financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 21, 2002 AND JULY 22, 2001
(UNAUDITED)


3.  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current fiscal year presentation.


4.  INVENTORIES

    Inventories consist of (in thousands):

                                                     July 21,        March 31,
                                                       2002            2002
                                                     --------        ---------

    Food and beverage                                 $1,427          $1,568
    Supplies                                           2,884           2,529
                                                      ------          ------

                                                      $4,311          $4,097
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


                                                      Four Periods Ended
                                                   -------------------------
                                                   July 21,         July 22,
                                                     2002             2001
                                                   --------         --------

      Net income                                    $2,790           $2,447
      Less preferred dividends                           -               (5)
                                                   --------         --------
      Income for computation of basic                2,790            2,442
          earnings per common share
      Plus preferred dividends                           -                5
                                                   --------         --------

      Income for computation of diluted
          earnings per common share                  2,790           $2,447
                                                    ======           ======

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 21, 2002 AND JULY 22, 2001
(UNAUDITED)


                                                           Four Periods Ended
                                                        ------------------------
                                                        July 21,        July 22,
                                                          2002            2001
                                                        --------        --------

      Weighted average number of                         8,691            7,185
           common shares used in basic
           earnings per share
      Effect of dilutive securities:
           Stock options                                   751               46
           Convertible preferred stock                       -              270
                                                       --------         --------
      Weighted average number of
           common shares and dilutive
           potential common stock used
           in diluted earnings per share                 9,442            7,501
                                                       ========         ========


6.  RESTAURANT OPERATING EXPENSES

    Restaurant operating expenses consist of the following (in thousands):


                                                           Four Periods Ended
                                                       -------------------------
                                                       July 21,         July 22,
                                                         2002             2001
                                                       --------         --------

Labor and related costs                                $21,300          $17,931
Restaurant supplies                                      1,066              953
Credit card discounts                                      969              852
Utilities                                                1,267            1,173
Occupancy costs                                          3,192            2,783
Depreciation and amortization                            1,921            1,446
Other operating expenses                                 4,037            3,573
                                                       -------          --------
Total restaurant operating expenses                    $33,752          $28,711
                                                       =======          =======

7.    STOCK DIVIDEND

      On June 7, 2002, the Board of Directors declared a 15% stock dividend in Class A stock for both the Class A and common shares. The stock dividend was paid on August 12, 2002 to holders of record July 15, 2002. As a result, basic and diluted earnings per common share have been adjusted as if the stock dividend had been in existence for each period presented.

8.    SYNTHETIC LEASE

      On June 12, 2002, the Company terminated its master lease agreement with Wachovia Bank, N.A. and two other banks. The aforementioned master lease agreement had enabled financing in new acquisition and construction. Upon termination, the Company purchased at cost the three teppanyaki Benihana restaurants previously financed under the agreement. A portion of the purchase price was provided with replacement financing under the Company's revolving credit facility.

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

Revenues and net income were higher for the four periods ended July 21, 2002 compared to the corresponding period a year ago. For the current four periods, revenues increased 12.2% and net income increased by 14.0% as compared to the corresponding four periods a year ago. Earnings per diluted share amounted to $0.30, based on 9.4 million average shares and equivalents outstanding, compared with $0.33, based on 7.5 million average shares and equivalents in the comparable period a year ago. Per share figures are adjusted for the 15% stock dividend of Class A shares declared during the current four periods. The greater number of outstanding average shares and equivalents reflects a 1 million Class A common share public offering in December 2001, as well as option exercises and the effect of a higher stock price on the computation.

The increase in net income was tempered by higher labor and related costs. Labor costs increased due to increases in minimum wages not fully offset by price increases during the current four periods. Benefits costs also increased during the current four periods as a result of unusually large increases in both the number and amounts of claims in the Company's self-insured health plan.

We have instituted menu price increases in selected markets to compensate for the wage increases, and have increased the share of health care premiums contributed by employees.

REVENUES

Four periods ended July 21, 2002 compared to July 22, 2001 -- The amounts of sales and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables.

                                                          Four Periods Ended
                                                      --------------------------
                                                      July 21,          July 22,
                                                        2002              2001
                                                      --------          --------

Net restaurant sales                                  $56,723           $50,466
Franchise fees and royalties                              436               469
                                                      -------           -------
Total Revenues                                        $57,159           $50,935
                                                      =======           =======

                                                          Four Periods Ended
                                                       -------------------------
                                                       July 21,         July 22,
                                                         2002             2001
                                                       --------         --------
Amount of change in total
     revenues from previous year                       $ 6,224          $ 3,866
Percentage of change from the
     previous year                                       12.2%             8.2%

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Restaurant revenues increased in the four periods ended July 21, 2002 as compared to the equivalent periods ended July 22, 2001. Revenues increased for the current four periods due to increases from new restaurants of $5,224,000. Additionally, comparable sales increased approximately 5% for the current four periods compared to the comparable equivalent period. Sales growth in the current four periods was negatively affected by the closing of the Marina del Rey teppanyaki restaurant in August 2001 after its lease expired and the closing of a Doraku restaurant in March 2002 principally due to poor traffic at the mall in which it was located.

COSTS AND EXPENSES

Four periods ended July 21, 2002 compared to July 22, 2001 -- Costs of food and beverage sales, which are generally variable with sales, directly increased with changes in revenues for the four periods ended July 21, 2002 as compared to the equivalent periods ended July 22, 2001. The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's four periods.


                                                         Four Periods Ended
                                                      -------------------------
                                                      July 21,         July 22,
                                                        2002             2001
                                                      --------         --------

COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales                         24.7%           26.2%
Restaurant operating expenses                           59.5%           56.9%
Restaurant opening costs                                  .3%            1.4%
Marketing, general and
     administrative expenses                             8.5%            8.6%

AMOUNT OF CHANGE FROM
PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales                        $  764          $  164
Restaurant operating expenses                          $5,041          $3,277
Restaurant opening costs                               $ (539)         $   92
Marketing, general and
     administrative expenses                           $  445          $  390

PERCENTAGE CHANGE FROM
PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales                          5.8%             1.3%
Restaurant operating expenses                           17.6%            12.9%
Restaurant opening costs                               (78.5%)           15.5%
Marketing, general and
     administrative expenses                            10.2%             9.8%

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


The cost of food and beverage sales increased in total dollar amount in the current four periods and decreased when expressed as a percentage of sales compared to the equivalent period in the prior year. The decrease in the percentage of cost of food and beverage to sales resulted from lower commodities costs, principally shrimp costs, in the current four periods compared to the prior year equivalent period.

Restaurant operating expenses increased in absolute amount and when expressed as a percentage of sales in the current four periods when compared to the comparable period a year ago. The increase was primarily attributable to an increase in labor and related costs. Labor increased largely as a result of increased sales volume, but also as a result of labor rate increases. The increase in rate was attributable to a legislated minimum wage increase in California and normal labor inefficiencies in the opening of new restaurants. Payroll taxes and benefits also increased in the current four periods when compared to the comparable periods a year ago. The increase was attributable to an increase in both a rise in the number and amounts of claims in the Company's self-insured health plan. Additionally, higher insurance rates caused an increase in property and casualty insurance costs in the current four periods compared to the comparable period a year ago.

Restaurant opening costs decreased in the current four periods ended July 21, 2002 compared to the prior year equivalent periods. The decrease was attributable to pre-opening expenses in the prior year relating to three Haru restaurants and two Benihana Teppanyaki restaurants which opened during the prior fiscal year. Restaurant opening costs associated with opening the two Benihana Teppanyaki restaurants in the current fiscal year were substantially less than the prior year comparable period.

Marketing, general and administrative costs increased in absolute amount, but decreased when expressed as a percentage of sales in the current four periods compared to the comparable period a year ago. The increase is mainly attributable to planned advertising expenditures in the current four periods when compared to the comparable period a year ago.

Interest expense decreased in the current four periods when compared to the comparable periods of the prior year. The decrease in the current four periods was attributable to a decrease in the interest rates on our borrowings under our credit facility as well as a decrease in the average outstanding borrowings in the current four periods compared to the previous comparable periods.

Our effective income tax rate increased in the four periods to 33.6% from 32.6% in the prior year's four periods. The increase was due to a increase in net income in the current four periods coupled with a constant amount of net federal tax credit for FICA taxes paid on reported tip income in both the current and prior year four periods.

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

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


We have borrowings from Wachovia Bank, N.A. under a term loan and we have a revolving line of credit facility. The line of credit allows us to borrow up to $15,000,000 through March 31, 2004 and at July 21, 2002, we had available $10,000,000 under the revolving line available. We had $5,250,000 outstanding at the end of July 21, 2002 under the term loan which is payable in quarterly installments of $750,000 until the term loan matures in March 2004. The interest rate at July 21, 2002 of both the line of credit and the term loan was 2.87%. We have the option to pay interest at Wachovia's prime rate plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and prohibit the payment of cash dividends.

To finance our new restaurant development, we had entered into a master lease agreement with Wachovia Bank, N.A. and two other banks. The master lease agreement enabled financing for up to $25,000,000 in new restaurant acquisition and construction. Management determined that more favorable rates were available under our line of credit and accordingly we terminated this arrangement on June 12, 2002 by borrowing $5,000,000 from the line of credit and using $8,000,000 in cash to pay off the outstanding facility balance and acquiring the three restaurants financed under the facility.

Since restaurant businesses generally do not have large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses, including our own, operate with negative working capital.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

                                                           Four Periods Ended
                                                         ----------------------
                                                         July 21,      July 22,
                                                           2002          2001
                                                         --------      --------

Cash provided by operations                              $  6,487      $ 3,480
Cash (used in) investing activities                       (16,740)      (4,886)
Cash provided by financing activities                       6,235        1,366
                                                         ---------     --------
Increase in cash and cash equivalents                    $ (4,018)     $   (40)
                                                         =========     ========

Operating Activities

Cash provided by operations increased during the four periods ended July 21, 2002 compared to equivalent periods in the previous year. The increase resulted mainly from an increase in net income and from the change in cash provided by operating assets and liabilities in the current four periods when compared to the previous comparable period.

Investing Activities

Expenditures for property and equipment increased during the four periods ended July 21, 2002 by $11,854,000 over the prior comparable period to $16,740,000. Approximately $13 million of the expenditures were for the purchase of property and equipment of three teppanyaki restaurants previously financed under the master lease agreement which was terminated June 12, 2002.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Financing Activities

During the current four periods there were stock options exercises with cash proceeds to the Company of $1,716,000 as compared to $150,000 in the previous comparable period a year ago. Our total indebtedness increased by $4,035,000 during the four periods ended July 21, 2002 as compared to the end of fiscal 2002. We borrowed $5,000,000 under the revolving line of credit, paid down $750,000 of the term loan and repaid $215,000 of leases that are considered to be capital in nature.

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

Market Risks

We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes. We had a derivative agreement which expired May 1, 2002 without further obligation by the Company.

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

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information


Item 1.         Legal Proceedings

Reference is hereby made to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 for a description of certain legal proceedings.

Item 6.         Exhibits and Reports on Form 8-K

                (a)       Reports on Form 8-K - None

                (b)(i)    Exhibit 99.1 - Officer's Certification

                (b)(ii)   Exhibit 99.2 - Officer's Certification

                                SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Benihana Inc.
                                                 -------------------------------
                                                 (Registrant)




Date      August 29, 2002                        /s/ Joel A. Schwartz
      ------------------------                   -------------------------------
                                                  Joel A. Schwartz
                                                  President and
                                                  Chief Executive Officer

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Benihana Inc. (the "Company") on Form 10- Q for the period ended July 21, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel A. Schwartz, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joel A. Schwartz
-----------------------------------
Joel A. Schwartz
President and
Chief Executive Officer

August 29, 2002

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Benihana Inc. (the "Company") on Form 10-Q for the period ended July 21, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael R. Burris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Michael R. Burris
------------------------------------
Michael R. Burris
Chief Financial Officer

August 29, 2002