Form 10-Q
period 2002-10-13
BENIHANA INC
filed 2002-11-19
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the Quarter Ended October 13, 2002

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


 Common Stock $.10 par value, 3,223,479 shares outstanding at November 15, 2002


 Class A Common Stock $.10 par value, 5,528,084 shares outstanding at
                         November 15, 2002

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
SEVEN PERIODS ENDED OCTOBER 13, 2002





TABLE OF CONTENTS
--------------------------------
                                                                      PAGE
PART I -   Financial Information

           Condensed Consolidated Balance Sheets (unaudited)
             at October 13, 2002 and March 31, 2002                   1

           Condensed Consolidated Statements of Earnings
             (unaudited) for the Three and Seven Periods Ended
             October 13, 2002 and October 14, 2001                    2 - 3

           Condensed Consolidated Statement of Stockholders'
             Equity (unaudited) for the Seven Periods Ended
             October 13, 2002                                         4

           Condensed Consolidated Statements of Cash Flows
             (unaudited) for the Seven Periods Ended
             October 13, 2002 and October 14, 2001                    5

           Notes to Condensed Consolidated Financial Statements
             (unaudited)                                              6 - 9

           Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                               10 - 15


PART II -  Other Information                                          16 - 21

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 (In thousands, except share and per share information)

                                                                       October 13,        March 31,
                                                                          2002              2002
---------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                                                $  1,822          $  5,062
    Receivables                                                              407               990
    Inventories                                                            4,655             4,097
    Prepaid expenses                                                       2,198             2,530
---------------------------------------------------------------------------------------------------
Total Current Assets                                                       9,082            12,679

Property and equipment, net                                               79,766            61,971
Deferred income taxes, net                                                 1,732             1,963
Goodwill, net                                                             16,478            16,478
Other assets                                                               5,222             5,210
---------------------------------------------------------------------------------------------------

                                                                        $112,280           $98,301
---------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                               $ 17,554           $16,921
    Current maturity of bank debt                                          3,000             3,000
    Current maturities of obligations
           under capital leases                                              557               668
---------------------------------------------------------------------------------------------------
Total Current Liabilities                                                 21,111            20,589

Long-term debt - bank                                                     10,000             3,000
Obligations under capital leases                                             439               705
Minority Interest                                                            563               294
Commitments and Contingencies

Stockholders' Equity:
    Series A redeemable convertible
           preferred stock - $1.00 par value;
           authorized - 5,000,000 shares, no shares issued
    Common stock - $.10 par value;
           convertible into Class A Common, authorized -
           12,000,000 shares, issued and outstanding -
           3,238,476 and 3,276,179 shares, respectively                      324               328
    Class A common stock - $.10 par value;
           authorized - 20,000,000 shares, issued and outstanding
           5,511,589 and 4,151,319 shares, respectively                      551               415
    Additional paid-in capital                                            48,214            26,926
    Retained earnings                                                     31,221            46,160
    Treasury stock - 10,553 and 9,177 shares, respectively,
           of Common and Class A stock at cost                              (143)             (116)
---------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                80,167            73,713
---------------------------------------------------------------------------------------------------

                                                                        $112,280           $98,301
---------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)

                                                       Three Periods Ended
                                                    ----------------------------
                                                    October 13,      October 14,
                                                      2002             2001
--------------------------------------------------------------------------------
Revenues
Restaurant sales                                       $41,676          $37,209
Franchise fees and royalties                               282              277
--------------------------------------------------------------------------------
Total Revenues                                          41,958           37,486
--------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                         10,323            9,560
Restaurant operating expenses                           25,837           23,412
Restaurant opening costs                                   116              354
Marketing, general and administrative expenses           3,381            3,204
Impairment charge                                            -              438
--------------------------------------------------------------------------------
Total Operating Expenses                                39,657           36,968
--------------------------------------------------------------------------------

Income from operations                                   2,301              518
Interest expense, net                                      108              250
Minority interest                                          111              (33)

--------------------------------------------------------------------------------
Income from operations before income taxes               2,082              301
Income tax provision (benefit)                             630              (81)
--------------------------------------------------------------------------------

Net Income                                             $ 1,452          $   382
--------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                        $   .17          $   .05
Diluted earnings per common share                      $   .16          $   .05
--------------------------------------------------------------------------------

Number of restaurants at end of period                      61               60


See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)

                                                        Seven Periods Ended
                                                    ----------------------------
                                                    October 13,      October 14,
                                                       2002             2001
--------------------------------------------------------------------------------
Revenues
Restaurant sales                                       $98,399          $87,675
Franchise fees and royalties                               718              746
--------------------------------------------------------------------------------
Total Revenues                                          99,117           88,421
--------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                         24,313           22,786
Restaurant operating expenses                           59,589           52,123
Restaurant opening costs                                   264            1,041
Marketing, general and administrative expenses           8,177            7,555
Impairment charge                                            -              438
--------------------------------------------------------------------------------
Total Operating Expenses                                92,343           83,943
--------------------------------------------------------------------------------

Income from operations                                   6,774            4,478
Interest expense, net                                      225              589
Minority interest                                          268              (40)

--------------------------------------------------------------------------------
Income from operations before income taxes               6,281            3,929
Income tax provision                                     2,039            1,100
--------------------------------------------------------------------------------

Net Income                                             $ 4,242          $ 2,829
--------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                        $   .49          $   .39
Diluted earnings per common share                      $   .45          $   .37
--------------------------------------------------------------------------------

Number of restaurants at end of period                      61               60

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share information)


                                       Series A
                                      Redeemable
                                      Convertible                Class A     Additional                                  Total
                                       Preferred     Common      Common       Paid-in       Retained     Treasury     Stockholders'
                                         Stock        Stock       Stock       Capital       Earnings      Stock          Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002                    -          $328        $415        $26,926        $46,160       ($116)       $73,713

Net income                                                                                     4,242                      4,242


Issuance of 1,141,050 shares                                       114         19,090        (19,181)        (23)
   of class A common stock
   for stock dividend

Issuance of 4,000 shares                                                           13                                        13
   of common stock
   under exercise of options

Issuance of 177,370 shares                                          18          1,698                                     1,716
   of class A common stock
   under exercise of options

Conversion of 41,700                                    (4)          4
   shares of common stock
   into 41,700 shares of class
   A common stock

Issuance of 150 shares                                                              3                                         3
   of class A common stock
   for incentive compensation

Purchase of treasury stock                                                                                    (4)            (4)

Tax benefit from stock option exercises                                           484                                       484

-----------------------------------------------------------------------------------------------------------------------------------

Balance, October 13, 2002                    $0        $324        $551       $48,214        $31,221       ($143)       $80,167
-----------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

                                                                          Seven Periods Ended
                                                                      ----------------------------
                                                                      October 13,      October 14,
                                                                         2002             2001
--------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                              $ 4,242         $ 2,829
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                         3,563           2,845
    Minority interest                                                       268             (40)
    Deferred income taxes                                                   231             174
    Loss on disposal of assets                                               74             158
    Loss on write-down of impaired assets                                     3             438
    Issuance of common stock for incentive compensation
    Change in operating assets and liabilities that
           provided (used) cash:
                Receivables                                                 584            (333)
                Inventories                                                (557)           (345)
                Prepaid expenses                                            332          (1,505)
                Other assets                                               (231)           (229)
                Accounts payable and accrued expenses                       633             513
---------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 9,142           4,505
---------------------------------------------------------------------------------------------------
Investing activities:
Expenditures for property and equipment                                 (21,214)         (8,669)
---------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (21,214)         (8,669)
---------------------------------------------------------------------------------------------------
Financing Activities:
Borrowings under revolving credit facility                               15,000          11,500
Proceeds from issuance of common stock
    under exercise of stock options                                       1,729             164
Repayment of long-term debt and obligations
    under capital leases                                                 (8,377)         (7,990)
Dividend paid on preferred stock                                                             (5)
Purchase of treasury stock                                                   (4)
Tax benefit from stock option exercises                                     484
---------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 8,832           3,669
---------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                (3,240)           (495)
Cash and cash equivalents, beginning of year                              5,062             935
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                $ 1,822         $   440
---------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid during the seven periods:
    Interest                                                            $   254         $   547
    Income taxes                                                          1,051           2,187
---------------------------------------------------------------------------------------------------

During the current seven periods ended October 13, 2002, 41,700 shares of common stock were converted into 41,700 shares of Class A common stock.

During the prior year seven periods, 294,737 shares of common stock were converted into 294,737 shares of Class A common stock and 700 shares of preferred stock were converted into 105,263 shares of Class A common stock.

See notes to condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEVEN PERIODS ENDED OCTOBER 13, 2002 AND OCTOBER 14, 2001
(UNAUDITED)


1.  GENERAL

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments at October 13, 2002 and October 14, 2001) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the three and seven periods (twelve and twenty-eight weeks, respectively) ended October 13, 2002 and October 14, 2001 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 31, 2002 appearing in the Company's Form 10-K filed with the Securities and Exchange Commission.


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

    The Company adopted the provisions of SFAS No. 142 effective the beginning of the first quarter of fiscal 2002. These standards only permit prospective application of the new accounting; accordingly adoption of these standards will not affect previously reported financial information. The Company reviewed goodwill for possible impairment at the beginning of the first and fourth quarter of fiscal 2002 and determined that there was no impairment.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEVEN PERIODS ENDED OCTOBER 13, 2002 AND OCTOBER 14, 2001
(UNAUDITED)


3.  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current fiscal year presentation.


4.  INVENTORIES

    Inventories consist of (in thousands):

                                                   October 13,         March 31,
                                                      2002               2002
                                                   -----------         ---------

    Food and beverage                                $1,502              $1,568
    Supplies                                          3,153               2,529
                                                     ------              -------

                                                     $4,655              $4,097
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


                                                        Seven Periods Ended
                                                    ----------------------------
                                                    October 13,      October 14,
                                                       2002             2001
                                                    -----------      -----------

      Net income                                      $4,242             $2,829
      Less preferred dividends                             -                 (5)
                                                      ------             -------
      Income for computation of basic
          earnings per common share                    4,242              2,824
      Plus preferred dividends                             -                  5
                                                       -----              ------

      Income for computation of diluted
          earnings per common share                   $4,242             $2,829
                                                      ======             ======

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEVEN PERIODS ENDED OCTOBER 13, 2002 AND OCTOBER 14, 2001
(UNAUDITED)

                                                         Seven Periods Ended
                                                     ---------------------------
                                                     October 13,     October 14,
                                                        2002            2001
                                                     -----------     -----------

      Weighted average number of
           common shares used in basic
           earnings per share                            8,716            7,208
      Effect of dilutive securities:
           Stock options and warrants                      736              310
           Convertible preferred stock                       -               27
                                                         -----            ------
      Weighted average number of
           common shares and dilutive
           potential common stock used
           in diluted earnings per share                  9,452           7,545
                                                         =======         =======


6.  RESTAURANT OPERATING EXPENSES

    Restaurant operating expenses consist of the following (in thousands):


                                                      Three Periods Ended                    Seven Periods Ended
                                                 -----------------------------          ----------------------------
                                                 October 13,       October 14,           October 13,       October 14,
                                                    2002              2001                  2002              2001
                                                 -----------       -----------           -----------       -----------


Labor and related costs                           $16,306           $14,674               $37,606            $32,606
Restaurant supplies                                   902               858                 1,968              1,811
Credit card discounts                                 721               640                 1,690              1,492
Utilities                                           1,096             1,030                 2,363              2,203
Occupancy costs                                     2,255             2,269                 5,447              5,052
Depreciation and amortization                       1,510             1,238                 3,431              2,684
Other operating expenses                            3,047             2,703                 7,084              6,275
                                                  -------           -------               -------            -------
Total restaurant operating expenses               $25,837           $23,412               $59,589            $52,123
                                                  =======           =======               =======            =======

7.    STOCK DIVIDEND

      On June 7, 2002, the Board of Directors declared a 15% stock dividend in Class A stock for both the Class A and common shares. The stock dividend was paid on August 12, 2002 to holders of record July 15, 2002. As a result, basic and diluted earnings per common share have been adjusted as if the stock dividend had been in existence for each period presented.

8.    MASTER LEASE AGREEMENT

      On June 12, 2002, the Company terminated its master lease agreement with Wachovia Bank, National Association and two other banks. The aforementioned master lease agreement had enabled financing in new acquisition and construction. Upon termination, the Company purchased at cost the three teppanyaki Benihana restaurants previously financed under the agreement. A portion of the purchase price was provided with replacement financing under the Company's revolving credit facility.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEVEN PERIODS ENDED OCTOBER 13, 2002 AND OCTOBER 14, 2001
(UNAUDITED)


9.    SUBSEQUENT EVENT

      On November 12, 2002, the Company signed an agreement to acquire RA Sushi Bar Restaurant, a privately owned Arizona chain currently operating four restaurants. The four founding principals of RA are all active in operating the business, and will continue under contracts in their present management roles with the chain following its acquisition. Annual sales of the five-year-old company approximates $9 million.

      The $11 million purchase price and approximately $1.2 million debt assumption at closing will be financed from the Company's credit facility with Wachovia Bank, National Association currently being revised to finance this acquisition. The Company also agreed to pay certain additional amounts contingent upon sales and earnings performance.

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

Revenues, net income and earnings per diluted share increased in the current three and seven periods ended October 13, 2002 as compared to the corresponding periods a year ago. For the current three periods revenues increased 11.9%, net income increased 280.1% and earnings per diluted share increased 220.0% compared to the corresponding period a year ago, during which operations were adversely impacted by the immediate aftermath of the events of September 11th.

The increase in net income was tempered by higher labor costs in both the three and current seven periods as compared to the corresponding periods a year ago. The increase in labor costs was attributable to reduced restaurant labor productivity and to the increase in minimum wages in California.

REVENUES

Three and seven periods ended October 13, 2002 compared to October 14, 2001 -- The amounts of sales and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables.

                                                     Three Periods Ended                       Seven Periods Ended
                                                 -----------------------------            ----------------------------
                                                 October 13,       October 14,            October 13,       October 14,
                                                    2002              2001                   2002              2001
                                                 -----------       -----------            -----------       -----------


Net restaurant sales                               $41,676           $37,209                $98,399           $87,675
Franchise fees and royalties                           282               277                    718               746
                                                   -------           -------                -------           -------
Total Revenues                                     $41,958           $37,486                $99,117           $88,421
                                                   =======           =======                =======           =======


                                                      Three Periods Ended                      Seven Periods Ended
                                                 -----------------------------            ----------------------------
                                                 October 13,       October 14,            October 13,       October 14,
                                                    2002              2001                   2002              2001
                                                 -----------       -----------            -----------       -----------


Amount of change in total
     revenues from previous year                   $4,472            $   789                $10,696          $ 4,655
Percentage of change from the
     previous year                                  11.9%               2.2%                  12.1%             5.6%

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Restaurant revenues increased in both the three (twelve week) and seven (twenty-eight week) periods ended October 13, 2002 compared to the corresponding periods a year ago. A 7.5% increase in comparable restaurant sales accounted for $2.7 million for the three periods and a 6.1% increase in comparable restaurant sales accounted for $5.1 million for the seven periods when compared to the corresponding periods a year ago. Restaurant revenues also increased from the opening of new restaurants by $2.0 million for the current three periods and by $7.1 million for the seven periods as compared to the corresponding periods a year ago. The increases in restaurant sales were offset by restaurants permanently closed or closed for refurbishment. The effect of the closed units was $.4 million for the current three periods and $1.4 million for the current seven periods when compared to the corresponding periods a year ago.

COSTS AND EXPENSES

Three and seven periods ended October 13, 2002 compared to October 14, 2001 -- The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's three and seven periods.

                                                               Three Periods Ended                      Seven Periods Ended
                                                          -----------------------------            -----------------------------
                                                          October 13,        October 14,           October 13,       October 14,
                                                             2002               2001                  2002              2001
                                                          -----------        -----------           -----------       -----------

COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales                              24.8%              25.7%                  24.7%           26.0%
Restaurant operating expenses                                62.0%              62.9%                  60.6%           59.5%
Restaurant opening costs                                       .3%               1.0%                    .3%            1.2%
Marketing, general and
     administrative expenses                                  8.1%               8.6%                   8.3%            8.6%

AMOUNT OF CHANGE FROM
PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales                             $  763             $ (333)                $1,527          $ (169)
Restaurant operating expenses                               $2,425             $3,004                 $7,466          $6,281
Restaurant opening costs                                    $ (238)            $   25                 $ (777)         $  117
Marketing, general and
     administrative expenses                                $  177             $  (45)                $  622          $  345

PERCENTAGE CHANGE FROM
PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales                                8.0%             (3.4%)                  6.7%            (.7%)
Restaurant operating expenses                                 10.4%             14.7%                  14.3%           13.7%
Restaurant opening costs                                     (67.2%)             7.6%                 (74.6%)          12.7%
Marketing, general and
     administrative expenses                                   5.5%             (1.4%)                  8.2%            4.8%

The cost of food and beverage sales increased in total dollar amount in the current three and seven periods and decreased when expressed as a percentage of sales compared to the corresponding periods in the prior year. Costs of food and beverage sales, which are generally variable with sales, directly increased with changes in revenues for the three and seven periods ended October 13, 2002 as compared to the equivalent periods ended October 14, 2001. The decrease in the percentage of cost of food and beverage to sales resulted from lower commodities costs, principally shrimp costs, in the current three and seven periods compared to the prior year equivalent periods.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Restaurant operating expenses increased in absolute amount in the current three and seven periods compared to the corresponding periods a year ago. Restaurant operating expenses when expressed as a percentage of sales decreased in the current three periods and increased in the current seven periods compared to the corresponding periods a year ago. The increase was primarily attributable to an increase in labor and related costs. The increase in labor during the current three and seven periods related to lower productivity and also a legislated minimum wage increase in California. The decrease when expressed as a percentage of sales for the three periods was a result of comparing the current three periods with the prior year's three periods affected by the events of September 11th. Payroll taxes and benefits also increased in the current three and seven periods due to an increase in accruals for health insurance claims based on recent claims experience as well as an increase in the number and amount of claims in the Company's self-insured health plan in the current seven periods compared to the prior year seven periods. Additionally, higher insurance rates caused an increase in property and casualty insurance costs in the current three and seven periods compared to the corresponding periods a year ago. Depreciation and amortization increased in both the current three and seven periods. The increase was a result of additional depreciation and amortization costs from new restaurants as well as from refurbishment to existing units.

Restaurant opening costs decreased in the current three and seven periods ended October 13, 2002 compared to the prior year corresponding periods. The decrease was attributable to pre-opening expenses in the prior year's three and seven periods relating to three Haru restaurants and two Benihana Teppanyaki restaurants which opened during the prior fiscal year. Restaurant opening costs associated with opening the two Benihana Teppanyaki restaurants in the current fiscal year were substantially less than the prior year comparable period.

Marketing, general and administrative costs increased in absolute amount, but decreased when expressed as a percentage of sales in the current three and seven periods compared to the corresponding periods a year ago. The increase is mainly attributable to planned advertising expenditures in the current three and seven periods when compared to the comparable periods a year ago. However, during the current three periods, planned advertising was reduced. In accordance with APB 28 "Interim Financial Reporting", the amount previously expensed for the cancelled advertising programs was adjusted.

Interest expense decreased in the current three and seven periods when compared to the corresponding periods of the prior year. The decrease in the current three and seven periods was attributable to a decrease in the interest rates on our borrowings under our credit facility as well as a decrease in the average outstanding borrowings in the current three and seven periods compared to the previous comparable periods. Our effective income tax rate increased in the seven periods to 32.5% from 28.0% in the prior year's seven periods. The increase was due to a increase in net income in the current seven periods coupled with a constant amount of net federal tax credit for FICA taxes paid on reported tip income in both the current and prior year seven periods.

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

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


We have borrowings from Wachovia Bank, National Association under a term loan and we have a revolving line of credit facility. The line of credit allows us to borrow up to $15,000,000 through March 31, 2004 and at October 13, 2002, we had $8,500,000 outstanding under the revolving line of credit. We had $4,500,000 outstanding at the end of October 13, 2002 under the term loan which is payable in quarterly installments of $750,000 until the term loan matures in March 2004. The interest rate at October 13, 2002 of both the line of credit and the term loan was 2.77%. We have the option to pay interest at Wachovia's prime rate plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and prohibit the payment of cash dividends.

We have renegotiated an increase in the amount available under the above referenced term loan and revolving line of credit facility to a total of $31,000,000 with Wachovia Bank, National Association and expect to have a signed agreement in December.

To finance new restaurant development, we had entered into a master lease agreement with Wachovia Bank, National Association and two other banks. The master lease agreement enabled financing for up to $25,000,000 in new restaurant acquisition and construction. Management determined that more favorable rates were available under our line of credit and accordingly we terminated this arrangement on June 12, 2002 by borrowing $5,000,000 from the line of credit and using $8,000,000 in cash to pay off the outstanding facility balance and acquiring the three restaurants financed under the facility.

Since restaurant businesses generally do not have large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses, including our own, operate with negative working capital.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

                                                        Seven Periods Ended
                                                    ----------------------------
                                                    October 13,      October 14,
                                                       2002             2001
                                                    -----------      -----------

Cash provided by operations                           $  9,142          $ 4,505
Cash (used in) investing activities                    (21,214)          (8,669)
Cash provided by financing activities                    8,832            3,669
                                                      ---------         --------
Decrease in cash and cash equivalents                 $ (3,240)         $  (495)
                                                      =========         ========

Operating Activities

Cash provided by operations increased during the seven periods ended October 13, 2002 compared to equivalent periods in the previous year. The increase resulted mainly from an increase in net income and from the change in cash provided by operating assets and liabilities in the current seven periods when compared to the previous comparable period.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Investing Activities

Expenditures for property and equipment increased during the seven periods ended October 13, 2002 by $12,545,000 over the prior comparable period to $21,214,000. Approximately $13 million of the total expenditures were for the purchase of property and equipment of three teppanyaki restaurants previously financed under the master lease agreement which was terminated June 12, 2002.

Financing Activities

During the current seven periods there were stock options exercises with cash proceeds to the Company of $1,729,000 as compared to $164,000 in the previous comparable period a year ago. Our total indebtedness increased by $5,163,000 during the seven periods ended October 13, 2002 as compared to the end of fiscal 2002. We borrowed $15,000,000 under the revolving line of credit, paid down $6,500,000 of the revolving line of credit, paid down $1,500,000 of the term loan and repaid $377,000 of leases that are considered to be capital in nature.

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

Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, The Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information

Item 1.         Legal Proceedings

Reference is hereby made to our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and to our Quarterly Report on Form 10-Q for the quarter ended July 21, 2002 for a description of certain legal proceedings.

Item 4.         Results of Vote of Security Holders

                (a) We held our annual meeting of stockholders on August 22, 2002.

                (b)  The following directors were elected at the meeting:

                     Taka Yoshimoto and Max Pine

                     Other directors whose term of office continue after the meeting are set forth below:

                     Joel A. Schwartz, Kevin Y. Aoki, Darwin C. Dornbush, John
                     E. Abdo and Norman Becker

                (c) At the annual meeting, holders of our Common Stock voted to elect one Class I director for a term of three years and holders of our Class A Common Stock voted to elect a Class I Director for a term of one year. In addition, holders of our Common Stock and Class A Common Stock, voting together as a single class, voted for the ratification of Deloitte & Touche LLP to serve as our independent certified public accountants for the fiscal year ending March 30, 2003.

                     At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set for the below:

                                                                                                  WITHHOLD           NON-
                     MATTER                          FOR           AGAINST         ABSTAIN        AUTHORITY          VOTES
                     -----------------------------------------------------------------------------------------------------

                     Election of Directors:

                     Class I
                     Taka Yoshimoto                3,136,803                                        7,545

                     Class I
                     Max Pine                      3,722,564                                        5,300

                     Ratification of
                     Independent Public
                     Accountants:                  3,515,422         1,563           150

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

                                            Benihana Inc.
                                            ------------------------------------
                                            (Registrant)




Date    November 18, 2002                  /s/ Joel A. Schwartz
      ---------------------                -------------------------------------
                                            Joel A. Schwartz
                                            President and
                                            Chief Executive Officer

                                  CERTIFICATION



     I, Joel A. Schwartz, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Benihana Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

                   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                   (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

                    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Joel A. Schwartz
-----------------------------------
Joel A. Schwartz
President and
Chief Executive Officer

November 18, 2002

                                  CERTIFICATION



     I, Michael R. Burris, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Benihana Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

                   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                   (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

                    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Michael R. Burris
------------------------------------
Michael R. Burris
Chief Financial Officer

November 18, 2002

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

November 18, 2002

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

November 18, 2002