Form 10-Q
period 2003-01-05
BENIHANA INC
filed 2003-02-12
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended January 5, 2003

                                       or,

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  Benihana Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)


            Delaware                             65-0538630
           ----------                         ----------------
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)


             8685 Northwest 53rd Terrace, Miami, Florida      33166
             -------------------------------------------      -----
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


 Common Stock $.10 par value, 3,184,478 shares outstanding at February 10, 2003


   Class A Common Stock $.10 par value, 5,595,084 shares outstanding at
                        February 10, 2003

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
TEN PERIODS ENDED JANUARY 5, 2003





TABLE OF CONTENTS
--------------------------------                                       PAGE
PART I -   Financial Information

                Condensed Consolidated Balance Sheets (unaudited)
                   at January 5, 2003 and March 31, 2002                1

                Condensed Consolidated Statements of Earnings
                   (unaudited) for the Three and Ten Periods Ended
                   January 5, 2003 and January 6, 2002                  2 - 3

                Condensed Consolidated Statement of Stockholders'
                   Equity (unaudited) for the Ten Periods Ended
                   January 5, 2003                                      4

                Condensed Consolidated Statements of Cash Flows
                   (unaudited) for the Ten Periods Ended
                   January 5, 2003 and January 6, 2002                  5

                Notes to Condensed Consolidated Financial Statements
                   (unaudited)                                          6 - 9

                Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                           10 - 15


PART II -  Other Information                                            16 - 21

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 (In thousands, except share and per share information)

                                                                       January 5,             March 31,
                                                                          2003                  2002
-------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and equivalents                                                $  2,046              $  5,062
    Receivables                                                              465                   990
    Inventories                                                            5,475                 4,097
    Prepaid expenses                                                       3,448                 2,530
-------------------------------------------------------------------------------------------------------
Total Current Assets                                                      11,434                12,679

Property and equipment, net                                               82,222                61,971
Deferred income taxes, net                                                 1,633                 1,963
Goodwill, net                                                             27,089                16,478
Other assets                                                               5,326                 5,210
-------------------------------------------------------------------------------------------------------

                                                                        $127,704              $ 98,301
-------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                               $ 20,323              $ 16,921
    Current maturity of bank debt                                          3,000                 3,000
    Current maturities of obligations
           under capital leases                                              446                   668
-------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                 23,769                20,589

Long-term debt - bank                                                     20,500                 3,000
Obligations under capital leases                                             397                   705
Minority interest                                                            664                   294
Commitments and contingencies

Stockholders' Equity:
    Series A redeemable convertible
           preferred stock - $1.00 par value;
           authorized - 5,000,000 shares, no shares issued
    Common stock - $.10 par value;
           convertible into Class A Common, authorized -
           12,000,000 shares, issued and outstanding -
           3,184,478 and 3,276,179 shares, respectively                      318                   328
    Class A common stock - $.10 par value;
           authorized - 20,000,000 shares, issued and outstanding
           5,572,084 and 4,151,319 shares, respectively                      557                   415
    Additional paid-in capital                                            48,254                26,926
    Retained earnings                                                     33,388                46,160
    Treasury stock - 10,553 and 9,177 shares, respectively,
            of Common and Class A stock at cost                             (143)                 (116)
-------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                82,374                73,713
-------------------------------------------------------------------------------------------------------

                                                                        $127,704               $98,301
-------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)

                                                                           Three Periods Ended
                                                                       ------------------------------
                                                                       January 5,          January 6,
                                                                          2003                2002
-----------------------------------------------------------------------------------------------------
Revenues
Restaurant sales                                                        $43,521              $39,867
Franchise fees and royalties                                                301                  315
-----------------------------------------------------------------------------------------------------
Total revenues                                                           43,822               40,182
-----------------------------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                                          10,569                9,613
Restaurant operating expenses                                            25,833               23,365
Restaurant opening costs                                                     89                   49
Marketing, general and administrative expenses                            3,808                3,262
-----------------------------------------------------------------------------------------------------
Total operating expenses                                                 40,299               36,289
-----------------------------------------------------------------------------------------------------

Income from operations                                                    3,523                3,893
Interest expense, net                                                       145                  268
Minority interest                                                           102                   47

-----------------------------------------------------------------------------------------------------
Income from operations before income taxes                                3,276                3,578
Income tax provision                                                      1,108                1,239
-----------------------------------------------------------------------------------------------------

Net Income                                                              $ 2,168              $ 2,339
-----------------------------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                                         $   .25              $   .31
Diluted earnings per common share                                       $   .24              $   .30
-----------------------------------------------------------------------------------------------------

Number of restaurants at end of period                                       65                   60


See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)

                                                                           Ten Periods Ended
                                                                       ------------------------------
                                                                       January 5,          January 6,
                                                                          2003                2002
-----------------------------------------------------------------------------------------------------
Revenues
Restaurant sales                                                       $141,920             $127,542
Franchise fees and royalties                                              1,019                1,061
-----------------------------------------------------------------------------------------------------
Total revenues                                                          142,939              128,603
-----------------------------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                                          34,882               32,399
Restaurant operating expenses                                            85,423               75,488
Restaurant opening costs                                                    354                1,090
Marketing, general and administrative expenses                           11,983               10,817
Impairment charge                                                                                438
-----------------------------------------------------------------------------------------------------
Total operating expenses                                                132,642              120,232
-----------------------------------------------------------------------------------------------------

Income from operations                                                   10,297                8,371
Interest expense, net                                                       371                  857
Minority interest                                                           370                    7

-----------------------------------------------------------------------------------------------------
Income from operations before income taxes                                9,556                7,507
Income tax provision                                                      3,147                2,339
-----------------------------------------------------------------------------------------------------

Net Income                                                             $  6,409             $  5,168
-----------------------------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                                        $    .74             $    .70
Diluted earnings per common share                                      $    .68             $    .67
-----------------------------------------------------------------------------------------------------

Number of restaurants at end of period                                       65                   60

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share information)


                                      Series A
                                     Redeemable
                                     Convertible                 Class A      Additional                                  Total
                                      Preferred      Common      Common        Paid-in       Retained      Treasury    Stockholders'
                                        Stock         Stock       Stock        Capital       Earnings        Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002                  -            $328         $415        $26,926        $46,160        ($116)       $73,713

Net income                                                                                      6,409                       6,409

Issuance of 1,141,050 shares                                        114         19,090        (19,181)         (23)
   of class A common stock
   for stock dividend

Issuance of 9,000 shares                                                            43                                         43
   of common stock
   under exercise of options

Issuance of 178,865 shares                                           18          1,708                                      1,726
   of class A common stock
   under exercise of options

Conversion of 100,700                                  (10)          10
   shares of common stock
   into 100,700 shares of class
   A common stock

Issuance of 150 shares                                                               3                                          3
   of class A common stock
   for incentive compensation

Purchase of treasury stock                                                                                      (4)            (4)

Tax benefit from stock option exercises                                            484                                        484

------------------------------------------------------------------------------------------------------------------------------------

Balance, January 5, 2003                   $-          $318         $557       $48,254        $33,388        ($143)       $82,374
------------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands, except share information)

                                                                                      Ten Periods Ended
                                                                               ---------------------------------
                                                                               January 5,             January 6,
                                                                                  2003                   2002
----------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                      $ 6,409                $ 5,168
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                 5,406                  4,352
    Minority interest                                                               370                      7
    Deferred income taxes                                                           330                    290
    Loss on disposal of assets                                                       74                    180
    Loss on write-down of impaired assets                                                                  438
    Issuance of common stock for incentive compensation                               3
    Change in operating assets and liabilities that provided (used) cash:
                Receivables                                                         526                   (940)
                Inventories                                                      (1,234)                   (11)
                Prepaid expenses                                                   (847)                (1,493)
                Other assets                                                       (434)                  (223)
                Accounts payable and accrued expenses                             1,807                  3,583
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        12,410                 11,351
----------------------------------------------------------------------------------------------------------------
Investing activities:
Business acquisition, net of cash acquired                                      (11,374)
Expenditures for property and equipment                                         (23,270)               (11,517)
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (34,644)               (11,517)
----------------------------------------------------------------------------------------------------------------
Financing Activities:
Borrowings under revolving credit facility                                       31,300                 15,000
Proceeds from issuance of common stock, net of offering costs                                           10,628
Proceeds from issuance of common stock under exercise of stock options            1,769                    509
Repayment of long-term debt and obligations under capital leases                (14,331)               (23,685)
Dividend paid on preferred stock                                                                            (5)
Purchase of treasury stock                                                           (4)
Tax benefit from stock option exercises                                             484
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        19,218                  2,447
----------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                        (3,016)                 2,281
Cash and cash equivalents, beginning of year                                      5,062                    935
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                        $ 2,046                $ 3,216
----------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid during the ten periods:
    Interest                                                                    $   364                $   905
    Income taxes                                                                  2,208                  2,510
----------------------------------------------------------------------------------------------------------------
Business Acquisition, Net of Cash Acquired:
Fair value of assets acquired, other than cash                                  $ 2,358
Liabilities assumed                                                              (1,595)
Purchase price in excess of the net assets acquired                              10,611
----------------------------------------------------------------------------------------------------------------
                                                                                $11,374
----------------------------------------------------------------------------------------------------------------

During the ten periods ended January 5, 2003, 100,700 shares of common stock were converted into 100,700 shares of Class A common stock.

During the ten periods ended January 5, 2003, a stock dividend of 1,141,050 shares Class A common stock was paid.

During the ten periods ended January 6, 2002, 294,737 shares of common stock were converted into 294,737 shares of Class A common stock and 700 shares of preferred stock were converted into 105,263 shares of Class A common stock.

See notes to condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TEN PERIODS ENDED JANUARY 5, 2003 AND JANUARY 6, 2002
(UNAUDITED)


1.  GENERAL

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the three and ten periods (twelve and forty weeks, respectively) ended January 5, 2003 and January 6, 2002 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 31, 2002 appearing in the Company's Form 10-K filed with the Securities and Exchange Commission.


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

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". It also rescinds FASB Statement No. 44, "Accounting for Intangible Assets or Motor Carriers", and amends FASB Statement No. 13, "Accounting for Leases". Finally SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of FASB Statement No. 4 and its amendment Statement No. 64 are effective for fiscal years beginning after May 15, 2002. The Company does not believe the adoption of SFAS No. 145 will have a significant effect on the Company's financial statements.

    In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of SFAS No. 146 will have a significant effect on the Company's financial statements.

    In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure"-an amendment of FASB Statement No. 123. SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TEN PERIODS ENDED JANUARY 5, 2003 AND JANUARY 6, 2002
(UNAUDITED)


3.  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current fiscal year presentation.


4.  INVENTORIES

    Inventories consist of (in thousands):

                                                January 5,             March 31,
                                                   2003                  2002
                                                ----------             ---------

    Food and beverage                             $1,674                $1,568
    Supplies                                       3,801                 2,529
                                                  ------                ------

                                                  $5,475                $4,097
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

                                                         Ten Periods Ended
                                                   -----------------------------
                                                   January 5,         January 6,
                                                      2003               2002
                                                   ----------         ----------

      Net income                                    $6,409              $5,168
      Less preferred dividends                           -                  (5)
                                                    ------              --------
      Income for computation of basic
          earnings per common share                  6,409               5,163
      Plus preferred dividends                           -                   5
                                                    ------              --------

      Income for computation of diluted
          earnings per common share                 $6,409              $5,168
                                                    ======              ======

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TEN PERIODS ENDED JANUARY 5, 2003 AND JANUARY 6, 2002
(UNAUDITED)


                                                         Ten Periods Ended
                                                   -----------------------------
                                                   January 5,         January 6,
                                                      2003               2002
                                                   ----------         ----------

      Weighted average number of
           common shares used in basic
           earnings per share                        8,728               7,325
      Effect of dilutive securities:
           Stock options and warrants                  702                 322
           Convertible preferred stock                   -                  19
                                                     ------             -------
      Weighted average number of
           common shares and dilutive
           potential common stock used
           in diluted earnings per share             9,430               7,666
                                                    ======              ======


6.  RESTAURANT OPERATING EXPENSES

    Restaurant operating expenses consist of the following (in thousands):

                                                        Three Periods Ended                       Ten Periods Ended
                                                     ---------------------------            ---------------------------
                                                     January 5,       January 6,            January 5,       January 6,
                                                        2003             2002                  2003             2002
                                                     ----------       ----------            ----------       ----------


Labor and related costs                               $16,300          $14,740               $53,906          $47,346
Restaurant supplies                                       788              694                 2,756            2,505
Credit card discounts                                     762              685                 2,452            2,177
Utilities                                                 900              801                 3,262            3,004
Occupancy costs                                         2,365            2,332                 7,811            7,384
Depreciation and amortization                           1,771            1,436                 5,202            4,120
Other operating expenses                                2,947            2,677                10,034            8,952
                                                      -------          -------               -------          -------
Total restaurant operating expenses                   $25,833          $23,365               $85,423          $75,488
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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TEN PERIODS ENDED JANUARY 5, 2003 AND JANUARY 6, 2002
(UNAUDITED)


9.    ACQUISITION

      On December 3, 2002, the Company acquired RA Sushi Bar Restaurant, a privately owned Arizona chain currently operating four sushi restaurants. The four founding principals of RA are expected to remain active in operating the business, and will continue under contracts in management roles with the chain following its acquisition for a defined period. Annual sales of the five-year old company approximates $9 million.

      The $11.4 million cash purchase price and approximately $1.2 million debt assumption was financed from the Company's credit facility with Wachovia Bank, National Association which was revised to finance the acquisition. The Company also agreed to pay certain additional amounts contingent upon sales and earnings performance.

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

Revenues increased and net income and earnings per diluted share decreased in the current three periods when compared to the corresponding period a year ago. Revenues increased mostly from increases in comparable sales, from new units and from the four newly acquired RA Sushi restaurants described below. Net income and earnings per diluted share decreased as a result of higher labor and related costs. Earnings per diluted share was also impacted by 1.3 million more shares and equivalents outstanding in the current three periods.

REVENUES

Three and ten periods ended January 5, 2003 compared to January 6, 2002 -- The amounts of sales and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables (in thousands).

                                                        Three Periods Ended                       Ten Periods Ended
                                                    ----------------------------             ----------------------------
                                                    January 5,        January 6,             January 5,        January 6,
                                                       2003              2002                   2003              2002
                                                    ----------        ----------             ----------        ----------


Net restaurant sales                                 $43,521           $39,867                $141,920          $127,542
Franchise fees and royalties                             301               315                   1,019             1,061
                                                     -------           -------                --------          --------
Total Revenues                                       $43,822           $40,182                $142,939          $128,603
                                                     =======           =======                ========          ========


                                                         Three Periods Ended                       Ten Periods Ended
                                                     ---------------------------             ----------------------------
                                                     January 5,       January 6,             January 5,        January 6,
                                                        2003             2002                   2003              2002
                                                     ----------       ----------             ----------        ----------


Amount of change in total
     revenues from previous year                      $ 3,640          $ 2,921                 $ 14,336         $  7,576
Percentage of change from the
     previous year                                       9.1%             7.8%                    11.1%             6.3%

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Restaurant revenues increased in both the three (twelve week) and ten (forty week) periods ended January 5, 2003 compared to the corresponding periods a year ago. A 4.7% increase in comparable restaurant sales accounted for $1.8 million of the increase in restaurant revenues for the three periods and a 5.7% increase in comparable restaurant sales accounted for $7.0 million of the increase in restaurant revenues for the ten periods when compared to the corresponding periods a year ago. Restaurant revenues also increased from the opening of newly opened or acquired restaurants by $1.7 million for the current three periods and by $8.9 million for the ten periods as compared to the corresponding periods a year ago. The increases in restaurant sales were offset by restaurants permanently closed or closed for refurbishment. The effect of the closed units was $.2 million for the current three periods and $1.6 million for the current ten periods when compared to the corresponding periods a year ago.

COSTS AND EXPENSES

Three and ten periods ended January 5, 2003 compared to January 6, 2002 -- The following table reflects the proportion that the various elements of costs and expenses bore to sales and the changes in amounts and percentage changes in amounts from the previous year's three and ten periods.

                                                         Three Periods Ended                       Ten Periods Ended
                                                     ---------------------------              ----------------------------
                                                     January 5,       January 6,              January 5,        January 6,
                                                        2003             2002                    2003              2002
                                                     ----------       ----------              ----------        ----------

COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales                         24.3%            24.1%                   24.6%             25.4%
Restaurant operating expenses                           59.4%            58.6%                   60.2%             59.2%
Restaurant opening costs                                  .2%              .1%                     .2%               .9%
Marketing, general and
     administrative expenses                             8.7%             8.2%                    8.4%              8.5%

AMOUNT OF CHANGE FROM
PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales                        $  956           $   39                  $2,483            $ (130)
Restaurant operating expenses                          $2,468           $2,880                  $9,935            $9,161
Restaurant opening costs                               $   40           $ (205)                 $ (736)           $  (88)
Marketing, general and
     administrative expenses                           $  546           $ (114)                 $1,166            $  231

PERCENTAGE CHANGE FROM
PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales                          9.9%              .4%                    7.7%              (.4%)
Restaurant operating expenses                           10.6%            14.1%                   13.2%             13.8%
Restaurant opening costs                                81.6%           (80.7%)                 (67.5%)            (7.5%)
Marketing, general and
     administrative expenses                            16.7%            (3.4%)                  10.8%              2.2%

The cost of food and beverage sales increased in total dollar amount in the current three and ten periods and increased slightly when expressed as a percentage of sales in the current three periods and decreased in the current ten periods when compared to the corresponding periods in the prior year. Costs of food and beverage sales, which are generally variable with sales, directly increased with changes in revenues for the three and ten periods ended January 5, 2003 as compared to the equivalent periods ended January 6, 2002. Commodities costs, principally shrimp costs, remained stable in the current three periods and decreased in the earlier part of the current ten periods when compared to the equivalent periods a year ago.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Restaurant operating expenses increased in absolute amount in the current three and ten periods compared to the corresponding periods a year ago. Restaurant operating expenses when expressed as a percentage of sales increased in the current three and ten periods compared to the corresponding periods a year ago. The increase was primarily attributable to an increase in labor and related costs. The increase in labor during the current three and ten periods related to lower productivity. Labor and related costs were 37.5% of sales in the current three periods compared with 39.1% in the preceding three periods and 37.0% in the comparable three periods a year ago. For the current ten periods, labor and related costs were 38.0% of sales compared with 37.1% in the comparable equivalent period a year ago due to lower productivity and higher payroll taxes and benefits. The increase in payroll taxes was a result of increased labor and the increase in benefits was a result of an increase in the number and amount of claims in the Company's self-insured health plan in the earlier part of the current ten periods when compared to the equivalent period a year ago. Additionally, higher insurance rates caused an increase in property and casualty insurance costs in the current three and ten periods compared to the corresponding periods a year ago. Depreciation and amortization increased in both the current three and ten periods. The increase was a result of additional depreciation and amortization costs from new restaurants as well as from refurbishment to existing units.

Restaurant opening costs increased in the current three periods and decreased in the current ten periods ended January 5, 2003 compared to the prior year corresponding periods. The increase in the current three periods is related to expenses of a teppanyaki restaurant under development in Westbury, New York. The decrease was attributable to pre-opening expenses in the prior year's ten periods relating to three Haru restaurants and two Benihana Teppanyaki restaurants which opened during the prior fiscal year. Restaurant opening costs associated with opening the two Benihana Teppanyaki restaurants in the current ten periods were substantially less than the prior year comparable period.

Marketing, general and administrative costs increased in absolute amount and increased when expressed as a percentage of sales in the current three periods, but decreased slightly in the current ten periods when expressed as such a percentage compared to the corresponding periods a year ago. The increase is mainly attributable to planned advertising expenditures in the current three and ten periods when compared to the comparable periods a year ago. The decrease in the current ten periods is immaterial.

Interest expense decreased in the current three and ten periods when compared to the corresponding periods of the prior year. The decrease in the current three and ten periods was attributable to a decrease in the interest rates on our borrowings under our credit facility as well as a decrease in the average outstanding borrowings in the current ten periods compared to the previous comparable period.

Our effective income tax rate increased in the ten periods to 32.9% from 31.2% in the prior year's ten periods. The increase was due to a increase in net income in the current ten periods coupled with a constant amount of net federal tax credit for FICA taxes paid on reported tip income in both the current and prior year ten periods.

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

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


We have borrowings from Wachovia Bank, National Association under a term loan and we have a revolving line of credit facility, both of which were renegotiated on December 3, 2002. The renegotiated credit agreement increased the term loan facility to $16,000,000. The line of credit facility allows us to borrow up to $15,000,000 through December 31, 2007 and at January 5, 2003, we had $7,500,000
outstanding under the revolving line of credit. We had $16,000,000 outstanding at the end of January 5, 2003 under the term loan which is payable in quarterly installments of $750,000 through December 2004 and $833,333 thereafter until the term loan matures in December 2007. The interest rate at January 5, 2003 of both the line of credit and the term loan was 2.54%. We have the option to pay interest at Wachovia's prime rate plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and prohibit the payment of cash dividends.

To finance new restaurant development, we had entered into a master lease agreement with Wachovia Bank, National Association and two other banks. The master lease agreement enabled financing for up to $25,000,000 in new restaurant acquisition and construction. Management determined that more favorable rates were available under our line of credit and accordingly we terminated this arrangement on June 12, 2002 by borrowing $5,000,000 from the line of credit and using $8,000,000 in cash to pay off the outstanding facility balance and acquiring the three restaurant properties financed under the facility.

Since restaurant businesses generally do not have large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses, including our own, operate with negative working capital.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

                                                        Ten Periods Ended
                                                   -----------------------------
                                                   January 5,         January 6,
                                                      2003               2002
                                                   ----------         ----------

Cash provided by operations                         $ 12,410          $ 11,351
Cash (used in) investing activities                  (34,644)          (11,517)
Cash provided by financing activities                 19,218             2,447
                                                   ----------         ---------
Decrease in cash and cash equivalents              $  (3,016)         $  2,281
                                                   ==========         =========

Operating Activities

Cash provided by operations increased during the ten periods ended January 5, 2003 compared to equivalent periods in the previous year. The increase resulted mainly from an increase in net income after adding back depreciation and amortization charges offset by the change in cash provided by operating assets and liabilities in the current ten periods when compared to the previous comparable period.

Investing Activities

Expenditures for property and equipment increased during the ten periods ended January 5, 2003 by $11,753,000 over the prior comparable period to $23,270,000. Approximately $13 million of the total expenditures were for the purchase of property and equipment of three teppanyaki restaurants previously financed under the master lease agreement which was terminated June 12, 2002.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


During the current ten periods, the Company purchased RA Sushi Bar Restaurant, a privately owned Arizona chain currently operating four restaurants for a cash price of $11.4 million and approximately $1.2 debt assumption. The acquisition was financed from our existing credit agreement which was renegotiated during the current ten periods.

Financing Activities

During the current ten periods there were stock options exercises with cash proceeds to the Company of $1,769,000 as compared to $509,000 in the previous comparable period a year ago. Our total indebtedness increased by $16,969,000 during the ten periods ended January 5, 2003 as compared to the end of fiscal 2002. We borrowed $11,500,000 under the renegotiated term loan portion of the credit agreement and $19,800,000 under the revolving line of credit, paid down $12,300,000 of the revolving line of credit, paid down $1,500,000 of the term loan and repaid $530,000 of leases that are considered to be capital in nature.

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

                                               Benihana Inc.
                                              ----------------------------------
                                               (Registrant)




Date    February 11, 2003                     /s/ Joel A. Schwartz
      ----------------------                  ----------------------------------
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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

                    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Joel A. Schwartz
-----------------------------
Joel A. Schwartz
President and
Chief Executive Officer

February 11, 2003

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

                    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Michael R. Burris
--------------------------
Michael R. Burris
Chief Financial Officer

February 11, 2003

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


/s/ Joel A. Schwartz
----------------------------
Joel A. Schwartz
President and
Chief Executive Officer

February 11, 2003

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


/s/ Michael R. Burris
----------------------------
Michael R. Burris
Chief Financial Officer

February 11, 2003