Form 10-K
period 2003-03-30
BENIHANA INC
filed 2003-06-23
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 30, 2003
                                       or,
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  Benihana Inc.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                             65-0538630
               ----------                         ------------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

       8685 Northwest 53rd Terrace, Miami, Florida        33166
       -------------------------------------------        -----
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes  X      No
                                     ---        ---

As of June 18, 2003, 3,174,479 shares of Common Stock and 5,605,084 shares of Class A Common Stock were outstanding, and the aggregate market value of the common equity of Benihana Inc. held by non-affiliates based upon the closing price of $13.08 and $13.20, respectively, was approximately $85,384,579. As of October 13, 2002, the last day of our second fiscal quarter, the aggregate market value of common equity held by non-affiliates was $81,727,841.

                   DOCUMENTS INCORPORATED BY REFERENCE
                   -----------------------------------
Portions of the Registrant's Annual Report to Stockholders for the year ended March 30, 2003 are incorporated by reference in Parts I and II.

Portions of the Registrant's Proxy Statement for the Annual Meeting to be held August 21, 2003 are incorporated by reference in Part III.

Item 1.  General
         -------
We have operated teppanyaki-style Japanese restaurants in the United States for over 38 years, and we believe we are the largest operator of teppanyaki-style restaurants in the country. Our core concept, the traditional Benihana restaurant, offers teppanyaki-style Japanese cooking in which fresh steak, chicken and seafood is prepared by a Benihana chef on a grill which forms a part of the table on which the food is served. Our Haru concept offers an extensive menu of Japanese fusion dishes in a high energy, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cruisine, including New York strip steak with wasabi croquette, spicy shallots and ginger sauce, garlic shrimp and crispy duck. Our newly acquired RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a high energy environment featuring upbeat design elements and music.

 At June 18, 2003:

o own and operate 54 Benihana teppanyaki-style Japanese dinnerhouse restaurants, including one restaurant under the name Samurai;
o  franchise others to operate 20 additional Benihana restaurants;
o  own and operate five Haru restaurants in New York City;
o own and operate four RA Sushi restaurants in the greater Phoenix metropolitan area; and
o  own and operate one Doraku restaurant in Miami Beach, Florida.

We own the related United States trademarks and service marks to the names "Benihana", "Benihana of Tokyo" and the "red flower" symbol and we have the exclusive rights to own, develop and license Benihana and Benihana Grill restaurants in the United States, Central and South America and the islands of the Caribbean. We also own the United States trademarks to the names "Haru" and "RA Sushi".

Sales by our owned restaurants were approximately $187.9 million for the fiscal year ended March 30, 2003, as compared to approximately $170.1 million for the prior fiscal year. Our net income for the fiscal year ended March 30, 2003 was approximately $9.5 million, as compared to approximately $8.8 million for the prior fiscal year.

Strategy

The critical elements of our growth strategy are as follows:

Selectively Pursue Restaurant Growth. We believe that our Benihana concept has broad appeal and that, as a result, we have significant opportunities to expand our business selectively. We plan to continue to capitalize on our broad customer appeal and strong brand recognition within the casual dining segment by opening new restaurants, selectively acquiring existing Asian-theme restaurants in major U.S. markets and franchising new restaurant locations. In April 2003, we opened a teppanyaki restaurant in Westbury, New York and are currently developing or have under construction three new Benihana restaurants in Alpharetta, Georgia, Scottsdale, Arizona and Carlsbad, California, three RA Sushi restaurants in Tucson, Arizona and San Diego and Huntington Beach, California and one Haru restaurant in Philadelphia, Pennsylvania. Additionally, we are converting a Doraku restaurant in Chicago, Illinois to a RA Sushi restaurant.

Maintain Strong Unit Economics. Our experienced management team intends to maintain and improve where necessary attractive store margins due to sustained sales growth and effective cost controls.

Continue To Build Brand Awareness And Customer Loyalty. We will continue to provide marketing and promotional support to sustain and grow our reputation for distinctive value, quality food and customer satisfaction.

Provide Strong Management Support. Led by Joel Schwartz, our Chief Executive Officer, our senior management team has an average of over 15 years with our company and is experienced in developing and operating distinctive, high-volume casual dining establishments.

The Benihana Concept

The Benihana concept offers casual dining in a distinctive Japanese atmosphere enhanced by the unique entertainment provided by our highly-skilled Benihana chefs who prepare fresh steak, chicken and seafood in traditional Japanese style at the customer's table. Most of our Benihana restaurants are open for both lunch and dinner and have a limited menu offering a full course meal consisting of an appetizer, soup, salad, tea, rice, vegetable, an entree of steak, seafood, chicken or any combination of them and a dessert.

Specific menu items may be different in the various restaurants depending upon the local geographic market. The servings prepared at the teppanyaki grill are portion controlled to provide consistency in quantities served to each customer. Alcoholic beverages, including specialty mixed drinks, wines and beers and soft drinks are available. During fiscal 2003, beverage sales in both the lounges and dining rooms accounted for approximately 17% of total restaurant sales. The average check size per person was $23.45 in fiscal 2003. Sushi is offered at all of our traditional restaurants at either separate sushi bars or at the teppanyaki grills.

Each of our teppan tables generally seats eight customers. The chef is assisted in the service of the meal by the waitress or waiter who takes beverage and food orders. An entire dinnertime meal takes approximately one hour and thirty minutes.

Of the 54 Benihana restaurants we operate:

o 37 are located in freestanding, special use restaurant buildings usually on leased land;
o  6 are located in shopping centers; and
o  11 are located in office or hotel building complexes.

The freestanding restaurants were built to our specifications as to size, style and interior and exterior decor. The other locations were adapted to the Benihana interior decor. The freestanding, traditional Benihana restaurant units, which are generally one story buildings, average approximately 8,000 square feet and are constructed on a lot of approximately 1.25 to 1.50 acres. The shopping center, office building and hotel-based Benihana restaurants are of similar size, but differ somewhat in appearance from location to location in order to conform to the appearance of the buildings in which they are located. A typical Benihana restaurant has 18 teppan tables and seats from 86 to 178 customers in the dining rooms and 8 to 120 customers in the bar, lounge and sushi bar areas.

In addition to the Benihana restaurant recently opened in April 2003 in Westbury, New York, we anticipate opening three new Benihana restaurants in Alpharetta, Georgia, Scottsdale, Arizona and Carlsbad, California in fiscal 2004.

The Haru Concept

The Haru concept offers an extensive menu of distinctive Japanese fusion dishes in a high energy, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cruisine, including New York strip steak with wasabi croquette, spicy shallots and ginger sauce, garlic shrimp and crispy duck. Haru also offers delivery and take-out. The average check size per person was $28.22 in fiscal 2003. Delivery and take-out sales account for 35% of total sales. We own 80% of the subsidiary that operates the Haru restaurants. The remaining 20% interest is owned by the originator of the concept and is subject to a mutual put/call arrangement exercisable in fiscal 2006. We are currently developing a new Haru restaurant in Philadelphia, Pennsylvania.

The RA Sushi Concept

The RA Sushi concept offers sushi and Pacific-Rim dishes in a fun-filled, high energy environment. The average check size per person was $19.15 for the four months we owned the concept in fiscal 2003. During the same period of time, beverage sales in both the lounges and dining rooms accounted for approximately 33% of total sales.

We are currently developing three new RA Sushi restaurants in Tucson, Arizona and in San Diego and Huntington Beach, California. In addition, we are converting a Doraku restaurant in Chicago, Illinois to a RA Sushi restaurant.

The Doraku Concept

We have one Doraku restaurant in operation and we do not currently have plans for expansion. We closed a Doraku restaurant in Chicago, Illinois in February 2003 and are in the process of converting it to a RA Sushi restaurant. The Doraku concept offers sushi as well as other Japanese dishes. The average check size per person was $20.56 in fiscal 2003.

Restaurant Operations

Our Benihana and Doraku restaurants are under the direction of our Executive Vice President-Restaurant Operations and are divided among eight geographic regions, each managed by a regional manager. Food preparation in the teppanyaki restaurants is supervised by nine regional chefs. Our Haru restaurants are locally managed in New York and our RA Sushi restaurants are locally managed in Phoenix, both under the supervision of our Chief Executive Officer.

Each restaurant has a manager and one or more assistant managers responsible for the operation of the restaurant, including personnel matters, local inventory purchasing, maintenance of quality control standards, cleanliness and service.

Strict guidelines as documented in our restaurant operations manuals are followed to assure consistently high quality in customer service and food quality from location to location. Specifications are used for quality of ingredients, preparation of food, maintenance of premises and employee conduct and are incorporated in manuals used by the managers, assistant managers and head chefs. Food products and portion size are regularly and systematically tested for quality and compliance with our standards. Certain seafood items are purchased in bulk for most of the restaurants under which a certain quantity is purchased at a specific price. Most of the other food products are purchased in local markets. Substantially all of our restaurant operating supplies are purchased centrally and distributed to the restaurants from our warehouse or a bonded warehouse.

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

Marketing

We utilize television, radio, billboard and print media to promote our restaurants; strengthen our brand identity; and maintain high name recognition.

The advertising programs are tailored to each local market and to print media focused on the business traveler. The advertising program is designed to emphasize the inherently fresh aspects of a Benihana meal and the entertainment value of the chef cooking at the customer's table. In fiscal year 2003, we expended approximately $6.5 million on advertising and other marketing, approximately 3.4% of our net sales. The entertainment component of the Benihana method of food preparation and service is emphasized to distinguish Benihana from other restaurant concepts.

Franchising

We have, from time to time, franchised restaurant operators in markets in which we consider expansion to be of benefit to the Benihana system. We continue to pursue selectively franchising opportunities, particularly in Central and South America and the islands of the Caribbean where we own the rights to the Benihana trademarks and system.

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

The current standard franchise agreement provides for payment to us of a non-refundable franchise fee of from $30,000 to $50,000 per restaurant and royalties of from 3% to 6% of gross sales. In fiscal year 2003, revenues from franchising were approximately $1,331,000.

To comply with the terms of the franchise agreements, we are prohibited from opening additional restaurants within certain areas in which our existing franchisees have the exclusive right to open additional restaurants and operate their existing Benihana restaurants. In general, such franchise agreements currently provide for an initial payment to us with respect to each new restaurant opened by a franchisee and continuing royalty payments to us based upon a percentage of a franchisee's gross sales throughout the term of the franchise.

We anticipate that two new franchised Benihana restaurants will open in fiscal 2004: one in Trinidad and one in Santiago, Chile, along with the recently opened franchise restaurant in Edison, New Jersey.

Trade Names and Service Marks

Benihana is a Japanese word meaning "red flower". In the United States and certain foreign countries, we own the "Benihana", "Benihana of Tokyo", "Haru" and "RA" names and "red flower" symbol, which we believe to be of material importance to our business and are registered in the United States Patent and Trademark Office. We also own registered trademarks for the Doraku concept.

Benihana of Tokyo, Inc., a privately held company and our largest stockholder and originator of the Benihana concept, continues to own the rights to the Benihana name and trademarks outside of the United States, Central and South America and the islands of the Caribbean. Benihana of Tokyo, Inc. is also the operator of a Benihana restaurant in Honolulu under an exclusive, royalty-free franchise. We have no financial interest in any restaurant operated or franchised by Benihana of Tokyo, Inc.

Employees

At March 30, 2003, we employed 3,787 people, of which 3,719 were restaurant employees and 68 were corporate personnel. Most employees, except restaurant management and corporate management personnel, are paid on an hourly basis. We also employ some restaurant personnel on a part-time basis to provide the services necessary during the peak periods of restaurant operations. We believe our relationship with our employees is good.

Competition

The casual dining segment of the restaurant industry is intensely competitive with respect to price, service, location, and the type and quality of food. Each of our restaurants competes directly or indirectly with locally owned restaurants as well as regional and national chains, and several of our significant competitors are larger or more diversified and have substantially greater resources than the Company. It is also anticipated that growth in the industry will result in continuing competition for available restaurant sites as well as continued competition in attracting and retaining qualified management-level operating personnel. We believe that our competitive position is enhanced by offering quality food selections at an appropriate price with the unique entertainment provided by our chefs in an attractive, relaxed atmosphere.

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

Each restaurant transmits sales, purchasing, payroll and other operational data to the home office on a weekly and four-week period basis. This data is used to record sales, product, labor and other costs and to prepare periodic financial and management reports. We believe that our centralized accounting, payroll and human resources, cash management and information systems improve management's ability to control and manage its operations efficiently.

Item 2.  Properties
         ----------
Of the 64 restaurants in operation at June 18, 2003, ten are located on owned real estate and 54 are leased pursuant to land or land and building leases, which require either a specific monthly rental, or a minimum rent and additional rent based upon a percentage of gross sales. In addition, there are three Benihana restaurants under development in Alpharetta, Georgia, Scottsdale, Arizona and Carlsbad, California, three RA Sushi restaurants in Tucson, Arizona and San Diego and Huntington Beach, California and one Haru restaurant in Philadelphia, Pennsylvania, all of which will be pursuant to land leases. Generally, these leases are "triple net" leases which pass increases in property operating expenses, such as real estate taxes and utilities, through to the Company as tenant. Expiration dates of these leases, including renewal options, range from December 2003 to March 2027.

The following table sets forth the location of our owned restaurants:

Benihana, Haru,                                                                 Approx.
RA Sushi or                                                                     Square           Interior     Date
Doraku Location           Address                                               Footage          Seating      Opened
---------------           -------                                               -------          --------     ------
ARIZONA:
RA Sushi               2905 E. Skyline Drive, Suite 244, Tucson (1)             3,900            -0-          Under development

RA Sushi               4921 E. Ray Road, Suite B-1, Phoenix (2)                 6,200            255          December, 2002

RA Sushi               3815 N. Scottsdale Road, Scottsdale (2)                  5,000            156          December, 2002

RA Sushi               411 S. Mill Avenue, Tempe (1)                            3,500            204          December, 2002

RA Sushi               7012 E. Greenway Parkway, Scottsdale (2)                 4,200            155          December, 2002

Benihana               16403 N. Scottsdale Road, Scottsdale  (1)                8,600            -0-          Under development

CALIFORNIA:
Benihana               2100 E. Ball Road, Anaheim  (1)                          8,710            263          March, 1980

Benihana               1496 Old Bayshore Hwy., Burlingame  (1)                  8,740            286          February, 1978

Benihana               755 Raintree Drive, Carlsbad (1)                         9,200            -0-          Under development

Benihana               17877 Gale Avenue, City of Industry (1)                  8,000            224          November, 1988

Benihana               1989 Diamond Blvd., Concord  (1)                         8,250            246          February, 1980

Benihana               2074 Vallco Fashion Park, Cupertino  (1)                 7,937            197          July, 1980

Benihana               16226 Ventura Blvd., Encino  (2)                         7,790            216         October, 1970

Benihana               136 Olivier Street, Monterey  (2)                        4,856            154         June, 2000

Benihana               4250 Birch Street, Newport Beach  (2)                    8,275            242         March, 1978

Benihana               3760 E. Inland Empire Blvd., Ontario (1)                 7,433            172         December, 1998

Benihana               5489F Sunrise Blvd., Citrus Heights (1)                  3,798            101         October, 1995

Benihana               477 Camino Del Rio So., San Diego (1)                    7,981            235         May, 1977

RA Sushi               1014 Fifth Avenue, Suite 110, San Diego (1)              4,500            -0-         Under development

Benihana               1737 Post Street, San Francisco (1)                      7,990            185         December, 1980

Benihana               1447 4th Street, Santa Monica (1)                        7,500            197         September, 2001

Benihana               21327 Hawthorne Blvd., Torrance (1)                      7,430            219         May, 1980

RA Sushi               Huntington Beach (1)                                     4,535            -0-         Under development

COLORADO:
Benihana               3295 S. Tamarac Drive, Denver (1)                        7,572            220         February, 1977

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2) Lease provides for fixed rent.


Benihana, Haru,                                                                 Approx.
RA Sushi or                                                                     Square           Interior     Date
Doraku Location           Address                                               Footage          Seating      Opened
---------------           -------                                               -------          --------     ------
DISTRICT OF COLUMBIA:
Benihana               3222 M Street, NW, Washington (2)                        7,761            164         May, 1982

FLORIDA:
Doraku                 1104 Lincoln Road, Miami Beach (1)                       3,900            64          June, 2000

Samurai                8717 S.W. 136th Street, Miami (1)                        8,162            218         October, 1981

Benihana               8727 South Dixie Hwy., Miami (2)                         8,700            203         March, 1989

Benihana               276 E. Commercial Blvd., Ft. Lauderdale                  8,965            230         June, 1970

Benihana               1665 N.E. 79th Street, Miami Beach                       8,938            306         September, 1973

Benihana               1751 Hotel Plaza Blvd., Lake Buena Vista (1)             8,145            220         October, 1988

Benihana               3602 S.E. Ocean Blvd., Stuart                            8,485            286         February, 1977

GEORGIA:
Benihana               2365 Mansell Road, Alpharetta                            8,600            -0-         Under development

Benihana               2143 Peachtree Road, NE, Atlanta I (2)                   8,244            217         May, 1974

Benihana               229 Peachtree Street NE, Atlanta II (2)                  6,372            160         April, 1981

ILLINOIS:
RA Sushi               1139 N. State Street, Chicago (1)                        4,500            -0-         Under development

Benihana               166 East Superior Street, Chicago (1)                    7,288            198         April, 1968

Benihana               747 E. Butterfield Road, Lombard                         9,200            219         April, 1985

Benihana               1200 E. Higgins Road, Schaumburg                         8,388            208         July, 1992

Benihana               150 N. Milwaukee Avenue, Wheeling                        8,500            199         June, 2001

INDIANA:
Benihana               8830 Keystone Crossing Road, Indianapolis (1)            8,460            237         February, 1979

MARYLAND:
Benihana               7315 Wisconsin Avenue, Bethesda I (1)                    6,047            186         October, 1974

Benihana               7935 Wisconsin Avenue, Bethesda II (1)                   9,300            -0-         Under development

MICHIGAN:
Benihana               18601 Hubbard Drive, Dearborn (1)                        7,500            222         March, 1977

Benihana               21150 Haggerty Road, Northville                          8,000            184         May, 1989

Benihana               1985 W. Big Beaver Road, Troy (1)                        8,600            231         February, 1966

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2) Lease provides for fixed rent.

Benihana, Haru,                                                                Approx.
RA Sushi or                                                                    Square          Interior     Date
Doraku Location          Address                                               Footage         Seating      Opened
---------------          -------                                               -------         --------     ------
MINNESOTA:
Benihana              850 Louisiana Avenue So., Golden Valley                  10,400           237          September, 1980

NEW JERSEY:
Benihana              840 Morris Turnpike, Short Hills (2)                     11,500           256          October, 1976

Benihana              5255 Marlton Pike, Pennsauken (1)                        7,000            239          February, 1978

NEW YORK:
Benihana              120 East 56th Street, New York (2)                       3,859            110          May, 1966

Benihana              47 West 56th Street, New York (2)                        7,340            171          June, 1973

Benihana              2105 Northern Blvd., Munsey Park (1)                     8,252            307          December, 1978

Benihana              920 Merchant's Concourse, Westbury (1)                   7,400            173          April, 2003

Haru                  205 West 43rd Street, New York (2)                       4,400            119          May, 2001

Haru                  1327 Third Avenue, New York (2)                          2,200            46           September, 2001

Haru                  1329 Third Avenue, New York (2)                          4,000            78           December, 1999

Haru                  433 Amsterdam Avenue, New York (2)                       4,000            74           December, 1999

Haru                  280 Park Avenue, New York (2)                            6,350            132          August, 2001

OHIO:
Benihana              50 Tri-County Parkway, Cincinnati (1)                    7,669            235          June, 1978

Benihana              126 East 6th Street, Cincinnati (1)                      5,800            142          August, 1979

Benihana              23611 Chagrin Blvd., Beachwood (1)                       10,393           273          May, 1973

OREGON:
Benihana              9205 S.W. Cascade Avenue, Beaverton (1)                  6,077            200          August, 1986

PENNSYLVANIA
Benihana              2100 Greentree Road, Pittsburgh (1)                      8,000            234          May, 1971

Haru                  241-243 Chestnut Street, Philadelphia (1)                6,000            -0-          Under development

TENNESSEE:
Benihana              912 Ridgelake Blvd., Memphis (1)                         8,680            233          October, 1979

TEXAS:
Benihana              7775 Banner Drive, Dallas (2)                            8,007            307          January, 1976

Benihana              3848 Oak Lawn Avenue, Dallas (1)                         3.998            106          June, 1997

Benihana              1318 Louisiana Street, Houston I (2)                     6,938            200          May, 1975

Benihana              1720 Lake Woodlands Drive, The Woodlands                 8,728            203          April, 2002

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2) Lease provides for fixed rent.

Benihana, Haru,                                                                Approx.
RA Sushi or                                                                    Square           Interior       Date
Doraku Location          Address                                               Footage          Seating        Opened
---------------          -------                                               -------          --------       ------
Benihana               5400 Whitehall Street, Irving (2)                       8,565            172            May, 2002

Benihana               9707 Westheimer Road, Houston II (1)                    7,669            274            November, 1977

Benihana               2579 Town Center Blvd., Sugar Land (1)                  5,000            152            July, 1997

UTAH:
Benihana               165 S.W. Temple, Bldg. 1, Salt Lake City (1)            7,530            202            April, 1977

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2) Lease provides for fixed rent.

The Company leases approximately 11,000 square feet of space for its general administrative offices in Miami, Florida at an annual rental of $201,000 and 8,000 square feet for a warehouse in Miami, Florida at an annual rental of $38,000. The leases expire May 31, 2009 and October 31, 2003, respectively. The Company anticipates renewing the warehouse lease upon expiration.

Item 3.  Legal Proceedings
         -----------------
The Company is the defendant in a consolidated action in the United States District Court for the Southern District of New York entitled Lixin Zhao, on behalf of herself and all others similarly situated v. Benihana Inc. (01 Civ. 1297 (KMW)) and Jin Yip, on behalf of herself and all others similarly situated
v. Benihana Inc. (02 Civ. 0541 (KMW)). The original complaints in the "Zhao" and the "Yip" actions were filed by an individual former server at the Benihana restaurant at West 56th Street in Manhattan, and an individual current server at the Benihana restaurant at Manhasset, New York, respectively, both purporting to also be filed on behalf of other unnamed current and former employees of the Company who are alleged to be similarly situated. Each of the original complaints set forth a claim for alleged violations of the minimum wage provisions of the Federal Fair Labor Standards Act, 29 U.S.C. ss.ss. 201, et seq. (the "Act") (the "Federal Claim"). The Yip action also asserted a claim for alleged violations of New York State Labor Law ss. 196-d concerning gratuities (the "State Claim"). Both the Federal Claim and the State Claim arise from the tip pooling and distribution practices of employees at the Company. The Federal Claim purports to be asserted as part of a collective action, pursuant to which certain similarly situated individuals may have rights to "opt-in" to the action. The scope of the Federal Claim has been limited to date to just two Benihana restaurants, the one located on West 56th Street in Manhattan and the one in Manhasset, New York, and to a total of 12 Plaintiffs who have opted into the action. The State Claim, however, purports to be asserted as a class claim, but no motion for class certification has been made. In the consolidated action, the Plaintiffs seek: an injunction enjoining the Company from continuing to engage in the alleged violations; an award of damages arising from the Company's alleged violations of the Act consisting of the difference between the hourly wage Plaintiffs were paid and the applicable Federal minimum hourly wage; an award of damages equal to all the gratuities allegedly furnished by the Plaintiffs and the putative class to the Company, or other Company employees, in alleged violation of New York State Labor Law ss. 196-d; an award of liquidated damages; and reasonable attorneys' fees and costs. The Company has served answers to the complaints in the consolidated action denying the material allegations made and asserting various defenses and has vigorously defended the action.

The parties entered into a Settlement Agreement with respect to the consolidated action dated March 13, 2003, which provides for, among other things, settlement payments to the plaintiffs and a payment of attorney's fees and costs. Depending upon the number of putative class members who opt out of the class (and thus the settlement) and the number of class members who fail to claim their settlement payment, the total amount of settlement payments made may be less than the aggregate amount of settlement payments provided for in the Settlement Agreement. Plaintiffs' motion seeking preliminary approval of the Settlement Agreement and certification of a class for purposes of the Settlement is currently pending. While the Company believes that the complaints in the consolidated action have no merit, should the settlement not be finalized and the action proceed to trial, there can be no assurance that the Company will not be required to pay a material amount in connection with the consolidated action. If the consolidated action is settled in accordance with the terms of the Settlement Agreement, the maximum payments from the Company would not be material to the Company's financial condition or results of operations.

Except for the matter described above, the Company is not a party to any litigation other than routine claims which are incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
There were no matters submitted to a vote of security holders during the fourth quarter.


                                    PART II


Item 5.  Market for the Company's Common Stock and Related Stockholder Matters
         ---------------------------------------------------------------------
The information required by this Item is incorporated herein by reference to Page 30 of the Company's 2003 Annual Report to Shareholders.

Item 6.  Selected Consolidated Financial Data
         ------------------------------------
The information required by this Item is incorporated herein by reference to Page 1 of the Company's 2003 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------
The information required by this Item is incorporated herein by reference to Pages 4 through 11 of the Company's 2003 Annual Report to Shareholders.

Item 7.A.  Quantitative and Qualitative Disclosures About Market Risks
           -----------------------------------------------------------
The information required by this item is incorporated herein by reference to Page 9 of the Company's 2003 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
The information required by this Item is incorporated herein by reference to Pages 12 through 29 of the Company's 2003 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------
None.

                                    PART III


Item 10.  Directors and Executive Officers of the Company
          -----------------------------------------------
Directors. The information appearing under the caption "Election of Directors" on Pages 7 through 10 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 21, 2003 (the "Proxy Statement") is incorporated herein by reference.

Item 11.  Executive Compensation
          ----------------------
The information appearing under the caption "Executive Compensation" commencing on Page 14 of the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
The information required by Sections A through C of this item is incorporated by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners of Management" on Pages 3 through 7 of the Proxy Statement.

Item 12.D.  Equity Compensation Plan Information
            ------------------------------------

                                                                                                      Number of securities
                                                                                                      remaining available
                                   Number of securities to            Weighted average                for future issuance
                                   be issued upon exercise            exercise price of               under equity compensation
                                   of outstanding options             outstanding options             plans (excluding securities
Plan category                      warrants and rights                warrants and rights             reflected in column (a))
-------------                      -------------------                -------------------             ------------------------
                                           (a)                                (b)                             (c)
Equity compensation
plans approved by                      1,740,571                              $9.92                       1,541,493
security holders
Equity compensation
plans not approved by                     22,138                               7.77                             -0-
security holders

Total                                  1,762,709                               9.90                       1,541,493

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
The information appearing under the captions "Certain Relationships and Related Transactions" commencing on Page 19 of the Proxy Statement is incorporated herein by reference.

Item 14.  Controls and Procedures
          -----------------------
The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


                                    PART IV


Item 15.  Principal Accountant Fees and Services
          --------------------------------------
The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

Item 16.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------
(a) 1. Financial Statements:

                The following consolidated financial statements of the Company and its subsidiaries, which are set forth on Pages 12 through 29 of the Company's 2003 Annual Report to Shareholders included herein as Exhibit 13, are incorporated herein by reference as part of this report.

                Consolidated Balance Sheets as of March 30, 2003 and March 31, 2002.

                Consolidated Statements of Earnings for the years ended March 30, 2003, March 31, 2002 and April 1, 2001.

                Consolidated Statements of Stockholders' Equity for the years ended March 30, 2003, March 31, 2002 and April 1, 2001.

                Consolidated Statements of Cash Flows for the years ended March 30, 2003, March 31, 2002 and April 1, 2001.

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

                10.03 1994 Employees' Stock Option Plan Incorporated by reference to Exhibit 10.07 to the S-4.

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

                10.07          Amendments to the Directors' Stock Option Plan.
                               Incorporated by reference to Exhibit B to the 1998 Proxy Statement.

                10.08          2000 Employees' Class A Common Stock Option Plan.
                               Incorporated by reference to Exhibit A to Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held on August 3, 2000.

                10.09 Restated Credit Agreement dated December 3, 2002 (the "Credit Agreement") by and among Benihana Inc., the Guarantors (as listed and defined therein), and Wachovia Bank, National Association, as Agent and Lender.

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

                10.12 Employment Agreement dated April 1, 2001 between Joel A. Schwartz and the Company. Incorporated by reference to Exhibit 10.07 of the 2001 10-K.

                10.13 Employment Agreement dated April 1, 2001 between Taka Yoshimoto and the Company. Incorporated by reference to Exhibit 10.12 of the 2001 10-K.

                10.14 Employment Agreement dated October 19, 1998 between Kevin Aoki and the Company. Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended March 26, 2000 (the "2000 10-K").

                10.15 Employment Agreement dated September 1, 2000 between Juan C. Garcia and the Company. Incorporated by reference to Exhibit 10.15 of the 2001 10-K.

                10.16 Consulting Agreement dated April 1, 2001 between Rocky H. Aoki and the Company. Incorporated by reference to Exhibit 10.23 of the 2001 10-K.

                10.17 Amendment No. 1 dated January 25, 2000 to Employment Agreement dated October 19, 1998 between Kevin Aoki and the Company. Incorporated by reference to Exhibit 10.20 to the 2000 10-K.

                10.18 Amendment No. 2 dated April 1, 2001 to Employment Agreement dated October 19, 1998 between Kevin Aoki and the Company. Incorporated by reference to Exhibit 10.14 to the 2001 10-K.

                10.19 Amendment No. 2 dated April 1, 2001 to Employment Agreement dated September 1, 2000 between Juan C. Garcia and the Company. Incorporated by reference to Exhibit 10.22 to the 2001 10-K.

                13.01 Portions of Annual Report to Stockholders for the year ended March 30, 2003.

                23.01          Consent of Deloitte & Touche LLP.

                23.02          Consent of Deloitte & Touche LLP.

                99.1 Chief Executive Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                99.2 Chief Financial Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                99.3 Chief Executive Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                99.4 Chief Financial Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

    None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    June 23, 2003          BENIHANA INC.

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

Signature                                           Title                                         Date
---------                                           -----                                         ----

   /s/ Joel A. Schwartz                             President and                                 June 23, 2003
----------------------------------
    Joel A. Schwartz                                Director (Principal
                                                    Executive Officer)

   /s/ Taka Yoshimoto                               Executive Vice President -                    June 23, 2003
----------------------------------
    Taka Yoshimoto                                  Restaurant Operations
                                                       and Director

   /s/ Michael R. Burris                            Senior Vice President of                      June 23, 2003
----------------------------------
    Michael R. Burris                               Finance and Treasurer -
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

   /s/ Kevin Y. Aoki                                Vice President -                              June 23, 2003
----------------------------------
    Kevin Y. Aoki                                   Marketing and Director

   /s/ Juan C. Garcia                               Vice President - Controller                   June 23, 2003
-----------------------------------
    Juan C. Garcia

   /s/ Darwin C. Dornbush                           Secretary and Director                        June 23, 2003
-----------------------------------
    Darwin C. Dornbush

   /s/ John E. Abdo                                 Director                                      June 23, 2003
-----------------------------------
    John E. Abdo

   /s/ Norman Becker                                Director                                      June 23, 2003
-----------------------------------
    Norman Becker

   /s/ Max Pine                                     Director                                      June 23, 2003
------------------------------------
    Max Pine

    Robert B. Sturges                               Director                                      June 23, 2003

    Yoshihiro Sano                                  Director                                      June 23, 2003

                                                             Exhibit 10.09
                                CREDIT AGREEMENT


           THIS CREDIT AGREEMENT, dated as of December 3, 2002 (as amended, modified, restated or supplemented from time to time, the "Credit Agreement"), is by and among BENIHANA INC., a Delaware corporation (the "Borrower"), the Guarantors (as defined herein), the Lenders (as defined herein) and WACHOVIA BANK, NATIONAL ASSOCIATION, as Agent for the Lenders (in such capacity, the "Agent").

                               W I T N E S S E T H

           WHEREAS, the Borrower has requested that the Lenders provide a $31,000,000 credit facility for the purposes hereinafter set forth; and

           WHEREAS, the Lenders have agreed to make the requested credit facility available to the Borrower on the terms and conditions hereinafter set forth;

           NOW, THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:


                                    SECTION 1

                                   DEFINITIONS
                                   -----------
           1.1       Definitions.
                     -----------
           As used in this Credit Agreement, the following terms shall have the meanings specified below unless the context otherwise requires:

                     "Acquired Companies" means a collective reference to H.K.H. L.L.C. 2002, an Arizona limited liability company, Ra on Mill, an Arizona limited liability company, Ra Ahwatukee LLC, an Arizona limited liability company and Kierland LLC, an Arizona limited liability company, each of which are wholly-owned subsidiaries of RA Sushi LLC, an Arizona limited liability company

                     "Acquisition" means the acquisition by the Borrower or one of its Subsidiaries of the Acquired Companies pursuant to the terms of the Purchase Agreement.

                     "Additional Credit Party" means each Person that becomes a Guarantor after the Closing Date by execution of a Joinder Agreement.

                     "Adjusted Base Rate" means the Base Rate plus the Applicable Margin.

                    "Adjusted LIBOR Rate" means the LIBOR Rate plus the Applicable Margin.

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

                     "Agent's Fee Letter" means that certain letter agreement, dated as of July 12, 2002, between the Agent and the Borrower, as amended, modified, restated or supplemented from time to time.

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

                     "Applicable Margin" means, for purposes of calculating the applicable interest rate for any day for any Revolving Loan or any Term Loan, the applicable rate of the Commitment Fee for any day for purposes of Section 3.5(a) and the applicable rate of the Standby Letter of Credit Fee for any day for purposes of Section 3.5(b)(i), the appropriate Applicable Margin corresponding to the Leverage Ratio in effect as of the most recent Calculation Date:

================ ================ ===================== =================== ==================== =====================
                                   Applicable Margin    Applicable Margin    Applicable Margin     Applicable Margin
                                    For Eurodollar        For Base Rate      For Standy Letter       For Commitment
 Pricing Level   Leverage Ratio         Loans                 Loans            of Credit Fee             Fees
---------------- ---------------- --------------------- ------------------- -------------------- ---------------------
       I          > 2.25 to 1.0          2.50%                1.00%                2.50%                 .50%
                  -
---------------- ---------------- --------------------- ------------------- -------------------- ---------------------
      II          < 2.25 to 1.0          2.25%                 .75%                2.25%                .375%
                  but > 1.75 to
                      -
                       1.0
---------------- ---------------- --------------------- ------------------- -------------------- ---------------------
      III         < 1.75 to 1.0          1.50%                 .25%                1.50%                 .25%
                  but > 1.25 to
                      -
                       1.0
---------------- ---------------- --------------------- ------------------- -------------------- ---------------------
      IV          < 1.25 to 1.0          1.00%                0.00%                1.00%                 .25%
================ ================ ===================== =================== ==================== =====================

           The Applicable Margins shall be determined and adjusted quarterly on the date (each a "Calculation Date") five Business Days after the date by which the Borrower is required to provide the officer's certificate in accordance with the provisions of Section 7.1(c) for the most recently ended fiscal quarter of the Consolidated Parties the first of which to occur on January 5, 2003; provided, however, that if the Borrower fails to provide the officer's certificate required by Section 7.1(c) on or before the most recent Calculation Date, the Applicable Margin from such Calculation Date shall be based on Pricing Level I until such time as an appropriate officer's certificate is provided whereupon the Pricing Level shall be determined by the then current Leverage Ratio. Each Applicable Margin shall be effective from one Calculation Date until the next Calculation Date. Any adjustment in the Applicable Margins shall be applicable to all existing Loans as well as any new Loans made or issued.

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

                     "Change of Control" means the occurrence of any of the following events: (a) the failure of Benihana of Tokyo, Inc. to maintain beneficial ownership, directly or indirectly, of Voting Stock of the Borrower representing at least 35% of the combined voting power of all Voting Stock of the Borrower, (b) any Person or two or more Persons acting in concert shall have acquired beneficial ownership, directly or indirectly, or shall have acquired by contract or otherwise, or shall have entered into a contract or arrangement that, upon consummation, will result in its or their acquisition of control over, Voting Stock of the Borrower (or other securities convertible into such Voting Stock) representing 20% or more of the combined voting power of all Voting Stock of the Borrower at any time when Benihana of Tokyo, Inc. and officers and directors of the Borrower possess, collectively, directly or indirectly, less than sufficient voting power to elect a majority of the directors of the Borrower, or (c) Continuing Directors shall cease for any reason to constitute a majority of the members of the board of directors of the Borrower then in office. As used herein, "beneficial ownership" shall have the meaning provided in Rule 13d-3 of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934."

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

                     "Consolidated Accrued Interest Expense" means, for any period, accrued interest expense (including the amortization of debt discount and premium and the interest component under Capital Leases) of the Consolidated Parties on a consolidated basis for such period, as determined in accordance with GAAP. The applicable period shall be for the four consecutive quarters ending as of the date of determination.

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

                     "Consolidated EBITDA" means, for any period, the sum of (a) Consolidated Net Income for such period, plus (b) an amount which, in the determination of Consolidated Net Income for such period, has been deducted for (i) Consolidated Accrued Interest Expense, (ii) total accrued federal, state, local and foreign income, value added and similar taxes and (iii) depreciation and amortization expense, all as determined in accordance with GAAP. The applicable period shall be for the four consecutive quarters ending as of the date of determination.

                     "Consolidated Material Adverse Effect" means a material adverse effect on (a) the condition (financial or otherwise), operations, business, assets, liabilities or prospects of the Consolidated Parties taken as a whole, (b) the ability the Consolidated Parties taken as a whole to perform any obligation under the Credit Documents or (c) the material rights and remedies of the Lenders under the Credit Documents.

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

                     "Consolidated Tangible Net Worth" means, as of any date with respect to the Consolidated Parties on a consolidated basis, Consolidated Total Tangible Assets minus Consolidated Total Liabilities, as determined in accordance with GAAP.

                     "Consolidated Total Assets" means, as of any date with respect to the Consolidated Parties on a consolidated basis, total assets, as determined in accordance with GAAP.

                     "Consolidated Total Liabilities" means, as of any date with respect to the Consolidated Parties on a consolidated basis, total liabilities, as determined in accordance with GAAP.

                     "Consolidated Total Tangible Assets" means, as of any date with respect to the Consolidated Parties on a consolidated basis, Consolidated Total Assets minus (a) goodwill and (b) other items properly classified as "intangible assets" in each case as determined in accordance with GAAP.

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

                     "Equity Issuance" means any issuance by any Consolidated Party to any Person which is not a Credit Party of shares of its Capital Stock, including, without limitation, (a) any shares of its Capital Stock pursuant to the exercise of options or warrants and (b) any shares of its Capital Stock pursuant to the conversion of any debt securities to equity. The term "Equity Issuance" shall not include (i) any Asset Disposition, (ii) the issuance of shares of the Borrower's common stock or Class A common stock pursuant to options granted pursuant to any employee stock option plan or non-employee directors stock option plan of the Borrower, or (iii) the issuance of non-plan options to non-employee directors covering an aggregate of 16,638 shares of Class A common stock and 5,500 shares of common stock.

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

                     "Existing Credit Agreement" means the Credit Agreement dated as of December 1, 1997, as amended prior to the date hereof, by and among Benihana Inc. the Guarantors, Wachovia Bank, National Association, as a Lender and as the Agent.

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

                     "Fixed Charge Coverage Ratio" means, as of the end of each fiscal quarter of the Consolidated Parties for the twelve month period ending on such date, the ratio of (a) Consolidated EBITDA for the applicable period to (b) the sum of (i) Consolidated Accrued Interest Expense for the applicable period plus (ii) Consolidated Capital Expenditures for the applicable period plus (iii) Consolidated Cash Taxes for the applicable period plus (iv) dividends paid during such period plus (v) Consolidated Scheduled Funded Debt Payments for the applicable period plus (vi) any amounts paid for the repurchase of preferred stock for the applicable period. The applicable period for the foregoing components shall be for the four consecutive quarters ending as of the date of determination.

                     "Foreign Subsidiary" means, with respect to any Person, any Subsidiary of such Person which is not a Domestic Subsidiary of such Person.

                     "Funded Indebtedness" means, with respect to any Person, without duplication, (a) all obligations of such Person for borrowed money, (b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, or upon which interest payments are customarily made, (c) all obligations of such Person under conditional sale or other title retention agreements relating to Property purchased by such Person (other than customary reservations or retentions of title under agreements with suppliers entered into in the ordinary course of business), (d) all obligations of such Person issued or assumed as the deferred purchase price of Property or services purchased by such Person (other than trade debt incurred in the ordinary course of business and due within six months of the incurrence thereof) which would appear as liabilities on a balance sheet of such Person, (e) all Guaranty Obligations of such Person, (f) the maximum amount of all standby letters of credit issued or bankers' acceptances facilities created for the account of such Person and, without duplication, all drafts drawn thereunder (to the extent unreimbursed), (g) all preferred Capital Stock issued by such Person and required by the terms thereof to be redeemed, or for which mandatory sinking fund payments are due, by a fixed date, (h) Indebtedness in respect of any synthetic lease, end loaded lease financing, tax retention operating lease, off-balance sheet loan or similar off-balance sheet financing product to which such Person is a party, (i) the principal portion of all obligations of such Person under Capital Leases, (j) all Indebtedness of another Person of the type referred to in clauses (a)-(i) above secured by (or for which the holder of such Funded Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on, or payable out of the proceeds of production from, Property owned or acquired by such Person, whether or not the obligations secured thereby have been assumed, (k) all Guaranty Obligations of such Person with respect to Indebtedness of the type referred to in clauses (a)-(i) above of another Person and (l) Indebtedness of the type referred to in clauses (a)-(i) above of any partnership or unincorporated joint venture in which such Person is legally obligated or has a reasonable expectation of being liable with respect thereto.

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

                     "Indebtedness" of any Person means (a) all obligations of such Person for borrowed money, (b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, or upon which interest payments are customarily made, (c) all obligations of such Person under conditional sale or other title retention agreements relating to Property purchased by such Person (other than customary reservations or retentions of title under agreements with suppliers entered into in the ordinary course of business), (d) all obligations of such Person issued or assumed as the deferred purchase price of Property or services purchased by such Person (other than trade debt incurred in the ordinary course of business and due within six months of the incurrence thereof) which would appear as liabilities on a balance sheet of such Person, (e) all obligations of such Person under take-or-pay or similar arrangements or under commodities agreements, (f) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on, or payable out of the proceeds of production from, Property owned or acquired by such Person, whether or not the obligations secured thereby have been assumed, (g) all Guaranty Obligations of such Person, (h) the principal portion of all obligations of such Person under Capital Leases, (i) all obligations of such Person under Hedging Agreements,
           (j) obligations in respect of any synthetic lease, end loaded lease financing, tax retention operating lease, off-balance sheet loan or similar off-balance sheet financing product to which such Person is a party, (k) the maximum amount of all standby letters of credit issued or bankers' acceptances facilities created for the account of such Person and, without duplication, all drafts drawn thereunder (to the extent unreimbursed), (l) all preferred Capital Stock issued by such Person and required by the terms thereof to be redeemed, or for which mandatory sinking fund payments are due, by a fixed date and (m) the Indebtedness of any partnership or unincorporated joint venture in which such Person is a general partner or a joint venturer.

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

                     "Issuing Lender" means Wachovia Bank, National Association.

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

                     "Maturity Date" means (a) as to the Revolving Loans and Letters of Credit (and the related LOC Obligations), December 2, 2007 and (b) as to the Term Loan, the date of the final maturity of such Term Loan.

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

                     "Permitted Investments" means Investments which are either
           (a) cash and Cash Equivalents; (b) accounts receivable created, acquired or made by any Consolidated Party in the ordinary course of business and payable or dischargeable in accordance with customary trade terms; (c) Investments existing as of the Closing Date and set forth in Schedule 1.1A, (d) Guaranty Obligations permitted by Section 8.8; (e) transactions permitted by Section 8.9, (f) advances or loans to employees, agents, customers or suppliers that do not exceed $500,000 in the aggregate at any one time outstanding for all of the Consolidated Parties; (g) Investments in any Credit Party; or (h) equity securities listed on the New York Stock Exchange, provided that (i) the long-term credit rating of the corporation issuing such securities shall be A- (or the equivalent thereof) or better from S&P or A3 (or the equivalent thereof) or better from Moody's and (ii) the purchase price paid for all such equity securities held at any time shall not exceed $500,000.

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

                     "Prime Rate" means the per annum rate of interest established from time to time by Wachovia Bank, National Association as its prime rate, which rate may not be the lowest rate of interest charged by Wachovia Bank, National Association to its customers.

                     "Principal Amortization Payment" means a principal payment on the Term Loans as set forth in Section 2.3(d).

                     "Principal Amortization Payment Date" means the date a Principal Amortization Payment is due.

                     "Principal Office" means the principal office of Wachovia Bank, National Association, presently located at Charlotte, North Carolina.

                     "Property" means any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

                     "Purchase Agreement" means that certain Equity Purchase Agreement dated as of November 11, 2002 by and among RA Sushi, LLC, as Seller, RA Sushi Holding Corp., as Purchaser, and the individuals referred to therein as the Principal Members.

                     "Register" shall have the meaning given such term in
           Section 11.3(c).

                     "Regulation T, U, or X" means Regulation T, U or X, respectively, of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor to all or a portion thereof.

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

                     "S&P" means Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc., or any successor or assignee of the business of such division in the business of rating securities.

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

                     "Wachovia Bank, National Association" means Wachovia Bank,
            National Association and its successors.

                     "Wholly Owned Subsidiary" of any Person means any Subsidiary 100% of whose Voting Stock or other equity interests is at the time owned by such Person directly or indirectly through other Wholly Owned Subsidiaries.

           1.2       Computation of Time Periods.
                     ----------------------------
           For purposes of computation of periods of time hereunder, the word "from" means "from and including" and the words "to" and "until" each mean "to but excluding."

           1.3       Accounting Terms.
                     -----------------
           Except as otherwise expressly provided herein, all accounting terms used herein shall be interpreted, and all financial statements and certificates and reports as to financial matters required to be delivered to the Lenders hereunder shall be prepared, in accordance with GAAP applied on a consistent basis. All calculations made for the purposes of determining compliance with this Credit Agreement shall (except as otherwise expressly provided herein) be made by application of GAAP applied on a basis consistent with the most recent annual or quarterly financial statements delivered pursuant to Section 7.1 (or, prior to the delivery of the first financial statements pursuant to Section 7.1, consistent with the financial statements as at March 31, 2002); provided, however, if (a) the Borrower shall object to determining such compliance on such basis at the time of delivery of such financial statements due to any change in GAAP or the rules promulgated with respect thereto or (b) the Agent or the Required Lenders shall so object in writing within 60 days after delivery of such financial statements, then such calculations shall be made on a basis consistent with the most recent financial statements delivered by the Borrower to the Lenders as to which no such objection shall have been made.

                                    SECTION 2

                                CREDIT FACILITIES

           2.1       Revolving Loans.
                     ----------------
                     (a) Revolving Commitment. Subject to the terms and conditions hereof and in reliance upon the representations and warranties set forth herein, each Lender severally agrees to make available to the Borrower such Lender's Revolving Commitment Percentage of revolving credit loans requested by the Borrower in Dollars ("Revolving Loans") from time to time from the Closing Date until the Maturity Date, or such earlier date as the Revolving Commitments shall have been terminated as provided herein for the purposes hereinafter set forth; provided, however, that the sum of the aggregate principal amount of outstanding Revolving Loans shall not exceed FIFTEEN MILLION DOLLARS ($15,000,000) (as such aggregate maximum amount may be reduced from time to time as provided in
           Section 3.4, the "Revolving Committed Amount"); provided, further,
           (A) with regard to each Lender individually, such Lender's outstanding Revolving Loans shall not exceed such Lender's Revolving Commitment Percentage of the Revolving Committed Amount, and (B) the aggregate principal amount of outstanding Revolving Loans plus LOC Obligations outstanding shall not exceed the Revolving Committed Amount. Revolving Loans may consist of Base Rate Loans or Eurodollar Loans, or a combination thereof, as the Borrower may request, and may be repaid and reborrowed in accordance with the provisions hereof; provided, however, that no more than 5 Eurodollar Loans shall be outstanding hereunder at any time. For purposes hereof, Eurodollar Loans with different Interest Periods shall be considered as separate Eurodollar Loans, even if they begin on the same date, although borrowings, extensions and conversions may, in accordance with the provisions hereof, be combined at the end of existing Interest Periods to constitute a new Eurodollar Loan with a single Interest Period. Revolving Loans hereunder may be repaid and reborrowed in accordance with the provisions hereof.

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

           2.2       Letter of Credit Subfacility.
                     -----------------------------
                     (a) Issuance. Subject to the terms and conditions hereof and of the LOC Documents, if any, and any other terms and conditions which the Issuing Lender may reasonably require and in reliance upon the representations and warranties set forth herein, the Issuing Lender agrees to issue, and each Lender severally agrees to participate in the issuance by the Issuing Lender of, standby and trade Letters of Credit in Dollars from time to time from the Closing Date until the Maturity Date as the Borrower may request, in a form acceptable to the Issuing Lender; provided, however, that (i) the LOC Obligations outstanding shall not at any time exceed ONE MILLION DOLLARS ($1,000,000) (the "LOC Committed Amount") and (ii) the sum of the aggregate principal amount of outstanding Revolving Loans plus LOC Obligations outstanding shall not at any time exceed the Revolving Committed Amount. No Letter of Credit shall (x) have an original expiry date more than one year from the date of issuance or
           (y) as originally issued or as extended, have an expiry date extending beyond the Maturity Date. Each Letter of Credit shall comply with the related LOC Documents. The issuance and expiry dates of each Letter of Credit shall be a Business Day.

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

                     (h) Uniform Customs and Practices/International Standby Practices 1998. The Issuing Lender may have the Letters of Credit be subject to The Uniform Customs and Practice for Documentary Credits, (the "UCP") or the International Standby Practices 1998 (the "ISP98") in either case as published as of the date of issue by the International Chamber of Commerce, in which case the UCP or the ISP98 may be incorporated therein and deemed in all respects to be a part thereof.

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

                     2.3       Term Loan.
                               ----------
                     (a) Term Commitment. Subject to the terms and conditions hereof and in reliance upon the representations and warranties set forth herein each Lender severally agrees to make available to the Borrower on the Closing Date such Lender's Term Loan Commitment Percentage of a term loan in Dollars (the "Term Loan") in the aggregate principal amount of SIXTEEN MILLION DOLLARS ($16,000,000) (the "Term Loan Committed Amount") for the purposes hereinafter set forth. The Term Loan may consist of Base Rate Loans or Eurodollar Loans, or a combination thereof, as the Borrower may request; provided, however, that no more than 5 Eurodollar Loans shall be outstanding hereunder at any time. For purposes hereof, Eurodollar Loans with different Interest Periods shall be considered as separate Eurodollar Loans, even if they begin on the same date, although borrowings, extensions and conversions may, in accordance with the provisions hereof, be combined at the end of existing Interest Periods to constitute a new Eurodollar Loan with a single Interest Period. Amounts repaid on the Term Loan may not be reborrowed.

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

                     (d) Repayment of Term Loan. The principal amount of the Term Loan shall be repaid in twenty (20) consecutive quarterly installments as follows, unless accelerated sooner pursuant to
           Section 9.2:

====================================== ==================================
     Principal Amortization                   Term Loan Principal
        Payment Dates                         Amortization Payment
-------------------------------------- ----------------------------------
           March 31, 2003                          $750,000
-------------------------------------- ----------------------------------
            June 30, 2003                          $750,000
-------------------------------------- ----------------------------------
         September 30, 2003                        $750,000
-------------------------------------- ----------------------------------
          December 31, 2003                        $750,000
-------------------------------------- ----------------------------------
           March 31, 2004                          $750,000
-------------------------------------- ----------------------------------
            June 30, 2004                          $750,000
-------------------------------------- ----------------------------------
         September 30, 2004                        $750,000
-------------------------------------- ----------------------------------
          December 31, 2004                        $750,000
-------------------------------------- ----------------------------------
           March 31, 2005                          $833,333
-------------------------------------- ----------------------------------
            June 30, 2005                          $833,333
-------------------------------------- ----------------------------------
         September 30, 2005                        $833,333
-------------------------------------- ----------------------------------
          December 31, 2005                        $833,333
-------------------------------------- ----------------------------------
           March 31, 2006                          $833,333
-------------------------------------- ----------------------------------
            June 30, 2006                          $833,333
-------------------------------------- ----------------------------------
         September 30, 2006                        $833,333
-------------------------------------- ----------------------------------
          December 31, 2006                        $833,334
-------------------------------------- ----------------------------------
           March 31, 2007                          $833,334
-------------------------------------- ----------------------------------
            June 30, 2007                          $833,334
-------------------------------------- ----------------------------------
         September 30, 2007                        $833,334
-------------------------------------- ----------------------------------
          December 31, 2007                        $833,334
-------------------------------------- ----------------------------------

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

                                    SECTION 3

                 OTHER PROVISIONS RELATING TO CREDIT FACILITIES

           3.1       Default Rate.
                     -------------
           Upon the occurrence, and during the continuance, of an Event of Default, the principal of and, to the extent permitted by law, interest on the Loans and any other amounts owing hereunder or under the other Credit Documents shall bear interest, payable on demand, at a per annum rate equal to the Base Rate plus 3%.

           3.2       Extension and Conversion.
                     -------------------------
           Subject to the terms of Section 5.2, the Borrower shall have the option, on any Business Day, to extend existing Loans into a subsequent permissible Interest Period or to convert Loans into Loans of another interest rate type; provided, however, that (i) except as provided in Section 3.8, Eurodollar Loans may be converted into Base Rate Loans only on the last day of the Interest Period applicable thereto, (ii) Eurodollar Loans may be extended, and Base Rate Loans may be converted into Eurodollar Loans, only if no Default or Event of Default is in existence on the date of extension or conversion,
(iii) Loans extended as, or converted into, Eurodollar Loans shall be subject to the terms of the definition of "Interest Period" set forth in Section 1.1 and shall be in such minimum amounts as provided in, with respect to Revolving Loans, Section 2.1(b)(ii), or, with respect to the Term Loan, Section 2.3(c),
(iv) no more than 5 Eurodollar Loans shall be outstanding hereunder at any time (it being understood that, for purposes hereof, Eurodollar Loans with different Interest Periods shall be considered as separate Eurodollar Loans, even if they begin on the same date, although borrowings, extensions and conversions may, in accordance with the provisions hereof, be combined at the end of existing Interest Periods to constitute a new Eurodollar Loan with a single Interest Period) and (v) any request for extension or conversion of a Eurodollar Loan which shall fail to specify an Interest Period shall be deemed to be a request for an Interest Period of one month. Each such extension or conversion shall be effected by the Borrower by giving a Notice of Extension/Conversion (or telephonic notice promptly confirmed in writing) to the office of the Agent specified in specified in Schedule 2.1(a), or at such other office as the Agent may designate in writing, prior to 11:00 A.M. (Charlotte, North Carolina time) on the Business Day of, in the case of the conversion of a Eurodollar Loan into a Base Rate Loan, and on the third Business Day prior to, in the case of the extension of a Eurodollar Loan as, or conversion of a Base Rate Loan into, a Eurodollar Loan, the date of the proposed extension or conversion, specifying the date of the proposed extension or conversion, the Loans to be so extended or converted, the types of Loans into which such Loans are to be converted and, if appropriate, the applicable Interest Periods with respect thereto. Each request for extension or conversion shall be irrevocable and shall constitute a representation and warranty by the Borrower of the matters specified in subsections (b), (c) and (d) of Section 5.2. In the event the Borrower fails to request extension or conversion of any Eurodollar Loan in accordance with this Section, or any such conversion or extension is not permitted or required by this Section, then such Eurodollar Loan shall be automatically converted into a Base Rate Loan at the end of the Interest Period applicable thereto. The Agent shall give each Lender notice as promptly as practicable of any such proposed extension or conversion affecting any Loan.

           3.3       Prepayments.
                     ------------
                     (a) Voluntary Prepayments. The Borrower shall have the right to prepay Loans in whole or in part from time to time, but otherwise without premium or penalty; provided, however, that each partial prepayment of Loans shall be in a minimum principal amount of $250,000 and integral multiples of $50,000. Subject to the foregoing terms, amounts prepaid under this Section 3.3(a) with respect to the Term Loan shall be applied ratably to the remaining Principal Amortization Payments thereof; provided that if the Borrower fails to specify a voluntary prepayment then such prepayment shall be applied first to Revolving Loans and then to the Term Loan (ratably to the remaining Principal Amortization Payments thereof), in each case first to Base Rate Loans and then to Eurodollar Loans in direct order of Interest Period maturities. All prepayments under this Section 3.3(a) shall be subject to Section 3.12.

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

           3.5       Fees.
                     -----
                     (a) Commitment Fee. In consideration of the Revolving Commitments of the Lenders hereunder, the Borrower agrees to pay to the Agent for the account of each Lender a fee (the "Commitment Fee") on the unused portion of the Revolving Committed Amount computed at a per annum rate for each day during the applicable Commitment Fee Calculation Period (hereinafter defined) at a rate equal to the Applicable Margin in effect from time to time. The Commitment Fee shall commence to accrue on the Closing Date and shall be due and payable in arrears on the last business day of each March, June, September and December (and any date that the Revolving Committed Amount is reduced as provided in Section 3.4(a) and the Maturity
           Date) for the immediately preceding quarter (or portion thereof) (each such quarter or portion thereof for which the Commitment Fee is payable hereunder being herein referred to as an "Commitment Fee Calculation Period"), beginning with the first of such dates to occur after the Closing Date.

                     (b) Letter of Credit Fees.

                                          (i) Standby Letter of Credit Issuance
                               Fee. In consideration of the issuance of standby Letters of Credit hereunder, the Borrower promises to pay to the Agent for the account of each Lender a fee (the "Standby Letter of Credit Fee") on such Lender's Revolving Commitment Percentage of the average daily maximum amount available to be drawn under each such standby Letter of Credit computed at a per annum rate for each day from the date of issuance to the date of expiration equal to the Applicable Margin. The Standby Letter of Credit Fee will be payable quarterly in arrears on the last Business Day of each March, June, September and December for the immediately preceding quarter (or a portion thereof).

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

           3.6       Capital Adequacy.
                     -----------------
           If any Lender has determined, after the date hereof, that the adoption or the becoming effective of, or any change in, or any change by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof in the interpretation or administration of, any applicable law, rule or regulation regarding capital adequacy, or compliance by such Lender with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Lender's capital or assets as a consequence of its commitments or obligations hereunder to a level below that which such Lender could have achieved but for such adoption, effectiveness, change or compliance (taking into consideration such Lender's policies with respect to capital adequacy), then, upon notice from such Lender to the Borrower, the Borrower shall be obligated to pay to such Lender such additional amount or amounts as will compensate such Lender for such reduction. Each determination by any such Lender of amounts owing under this Section shall, absent manifest error, be conclusive and binding on the parties hereto.

           3.7       Limitation on Eurodollar Loans.
                     -------------------------------
           If on or prior to the first day of any Interest Period for any Eurodollar Loan:

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

           3.8       Illegality.
                     -----------
           Notwithstanding any other provision of this Credit Agreement, in the event that it becomes unlawful for any Lender or its Applicable Lending Office to make, maintain, or fund Eurodollar Loans hereunder, then such Lender shall promptly notify the Borrower thereof and such Lender's obligation to make or Continue Eurodollar Loans and to Convert Base Rate Loans into Eurodollar Loans shall be suspended until such time as such Lender may again make, maintain, and fund Eurodollar Loans (in which case the provisions of Section 3.10 shall be applicable).

           3.9       Requirements of Law.
                     --------------------
           (a) If, after the date hereof, the adoption of any applicable law, rule, or regulation, or any change in any applicable law, rule, or regulation, or any change in the interpretation or administration thereof by any Governmental Authority, central bank, or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender (or its Applicable Lending Office) with any request or directive (whether or not having the force of law) of any such Governmental Authority, central bank, or comparable agency:

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

           3.10      Treatment of Affected Loans.
                     ----------------------------
           If the obligation of any Lender to make any Eurodollar Loan or to Continue, or to Convert Base Rate Loans into, Eurodollar Loans shall be suspended pursuant to Section 3.8 or 3.9 hereof, such Lender's Eurodollar Loans shall be automatically Converted into Base Rate Loans on the last day(s) of the then current Interest Period(s) for such Eurodollar Loans (or, in the case of a Conversion required by Section 3.8 hereof, on such earlier date as such Lender may specify to the Borrower with a copy to the Agent) and, unless and until such Lender gives notice as provided below that the circumstances specified in
Section 3.8 or 3.9 hereof that gave rise to such Conversion no longer exist:

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

           3.11      Taxes.
                     ------
                     (a) Any and all payments by the Borrower to or for the account of any Lender or the Agent hereunder or under any other Credit Document shall be made free and clear of and without deduction for any and all present or future taxes, duties, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Lender and the Agent, taxes imposed on its income, and franchise taxes imposed on it, by the jurisdiction under the laws of which such Lender (or its Applicable Lending Office) or the Agent (as the case may be) is organized or any political subdivision thereof (all such non-excluded taxes, duties, levies, imposts, deductions, charges, withholdings, and liabilities being hereinafter referred to as "Taxes"). If the Borrower shall be required by law to deduct any Taxes from or in respect of any sum payable under this Credit Agreement or any other Credit Document to any Lender or the Agent, (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 3.11) such Lender or the Agent receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions, (iii) the Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law, and (iv) the Borrower shall furnish to the Agent, at its address referred to in Section 11.1, the original or a certified copy of a receipt evidencing payment thereof.

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

                     (d) Each Lender organized under the laws of a jurisdiction outside the United States, on or prior to the date of its execution and delivery of this Credit Agreement in the case of each Lender listed on the signature pages hereof and on or prior to the date on which it becomes a Lender in the case of each other Lender, and from time to time thereafter if requested in writing by the Borrower or the Agent (but only so long as such Lender remains lawfully able to do so), shall provide the Borrower and the Agent with (i) Internal Revenue Service Form W-8BEN or Form W-8CEI, as appropriate, or any successor form prescribed by the Internal Revenue Service, certifying that such Lender is entitled to benefits under an income tax treaty to which the United States is a party which reduces the rate of withholding tax on payments of interest or certifying that the income receivable pursuant to this Credit Agreement is effectively connected with the conduct of a trade or business in the United States, (ii) Internal Revenue Service Form W-8 or W-9, as appropriate, or any successor form prescribed by the Internal Revenue Service, and (iii) any other form or certificate required by any taxing authority (including any certificate required by Sections 871(h) and 881(c) of the Internal Revenue Code), certifying that such Lender is entitled to an exemption from or a reduced rate of tax on payments pursuant to this Credit Agreement or any of the other Credit Documents.

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

           3.12      Compensation.
                     -------------
           Upon the request of the Agent, on behalf of a Lender, the Borrower shall pay to such Lender such amount or amounts as shall be sufficient (in the reasonable opinion of such Lender) to compensate it for any loss, cost, or expense (including loss of anticipated profits) incurred by it as a result of:

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

           3.13      Pro Rata Treatment.
                     -------------------
           Except to the extent otherwise provided herein:

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

                      (b) Advances. No Lender shall be responsible for the failure or delay by any other Lender in its obligation to make its ratable share of a borrowing hereunder; provided, however, that the failure of any Lender to fulfill its obligations hereunder shall not relieve any other Lender of its obligations hereunder. Unless the Agent shall have been notified by any Lender in writing not less than the earlier to occur of one Business Day or 24 hours prior to the date of any requested borrowing that such Lender does not intend to make available to the Agent its ratable share of such borrowing to be made on such date, the Agent may assume that such Lender has made such amount available to the Agent on the date of such borrowing, and the Agent in reliance upon such assumption, may (in its sole discretion but without any obligation to do so) make available to the Borrower a corresponding amount. If such corresponding amount is not in fact made available to the Agent, the Agent shall be able to recover such corresponding amount from such Lender with interest at a rate per annum equal to the Federal Funds Rate. If such Lender does not pay such corresponding amount forthwith upon the Agent's demand therefor, the Agent will promptly notify the Borrower, and the Borrower shall immediately pay such corresponding amount to the Agent. The Agent shall also be entitled to recover from the Lender or the Borrower, as the case may be, interest on such corresponding amount in respect of each day from the date such corresponding amount was made available by the Agent to the Borrower to the date such corresponding amount is recovered by the Agent at a per annum rate equal to (i) from the Borrower at the applicable rate for the applicable borrowing pursuant to the Notice of Borrowing and (ii) from a Lender at the Federal Funds Rate.

           3.14      Sharing of Payments.
                     --------------------
           The Lenders agree among themselves that, in the event that any Lender shall obtain payment in respect of any Loan, LOC Obligations or any other obligation owing to such Lender under this Credit Agreement through the exercise of a right of setoff, banker's lien or counterclaim, or pursuant to a secured claim under Section 506 of Title 11 of the United States Code or other security or interest arising from, or in lieu of, such secured claim, received by such Lender under any applicable bankruptcy, insolvency or other similar law or otherwise, or by any other means, in excess of its pro rata share of such payment as provided for in this Credit Agreement, such Lender shall promptly purchase from the other Lenders a Participation Interest in such Loans, LOC Obligations and other obligations in such amounts, and make such other adjustments from time to time, as shall be equitable to the end that all Lenders share such payment in accordance with their respective ratable shares as provided for in this Credit Agreement. The Lenders further agree among themselves that if payment to a Lender obtained by such Lender through the exercise of a right of setoff, banker's lien, counterclaim or other event as aforesaid shall be rescinded or must otherwise be restored, each Lender which shall have shared the benefit of such payment shall, by repurchase of a Participation Interest theretofore sold, return its share of that benefit (together with its share of any accrued interest payable with respect thereto) to each Lender whose payment shall have been rescinded or otherwise restored. The Borrower agrees that any Lender so purchasing such a Participation Interest may, to the fullest extent permitted by law, exercise all rights of payment, including setoff, banker's lien or counterclaim, with respect to such Participation Interest as fully as if such Lender were a holder of such Loan, LOC Obligations or other obligation in the amount of such Participation Interest. Except as otherwise expressly provided in this Credit Agreement, if any Lender or the Agent shall fail to remit to the Agent or any other Lender an amount payable by such Lender or the Agent to the Agent or such other Lender pursuant to this Credit Agreement on the date when such amount is due, such payments shall be made together with interest thereon for each date from the date such amount is due until the date such amount is paid to the Agent or such other Lender at a rate per annum equal to the Federal Funds Rate. If under any applicable bankruptcy, insolvency or other similar law, any Lender receives a secured claim in lieu of a setoff to which this Section 3.14 applies, such Lender shall, to the extent practicable, exercise its rights in respect of such secured claim in a manner consistent with the rights of the Lenders under this
Section 3.14 to share in the benefits of any recovery on such secured claim.

           3.15      Payments, Computations, Etc.
                     ----------------------------
                     (a) Except as otherwise specifically provided herein, all payments hereunder shall be made to the Agent in dollars in immediately available funds, without offset, deduction, counterclaim or withholding of any kind, at the Agent's office specified in
           Schedule 2.1(a) not later than 4:00 P.M. (Charlotte, North Carolina time) on the date when due. Payments received after such time shall be deemed to have been received on the next succeeding Business Day. The Agent may (but shall not be obligated to) debit the amount of any such payment which is not made by such time to any ordinary deposit account of the Borrower maintained with the Agent (with notice to the Borrower). The Borrower shall, at the time it makes any payment under this Credit Agreement, specify to the Agent the Loans, LOC Obligations, Fees, interest or other amounts payable by the Borrower hereunder to which such payment is to be applied (and in the event that it fails so to specify, or if such application would be inconsistent with the terms hereof, the Agent shall distribute such payment to the Lenders in such manner as the Agent may determine to be appropriate in respect of obligations owing by the Borrower hereunder, subject to the terms of Section 3.13(a)). The Agent will distribute such payments to such Lenders, if any such payment is received prior to 12:00 Noon (Charlotte, North Carolina time) on a Business Day in like funds as received prior to the end of such Business Day and otherwise the Agent will distribute such payment to such Lenders on the next succeeding Business Day. Whenever any payment hereunder shall be stated to be due on a day which is not a Business Day, the due date thereof shall be extended to the next succeeding Business Day (subject to accrual of interest and Fees for the period of such extension), except that in the case of Eurodollar Loans, if the extension would cause the payment to be made in the next following calendar month, then such payment shall instead be made on the next preceding Business Day. Except as expressly provided otherwise herein, all computations of interest and fees shall be made on the basis of actual number of days elapsed over a year of 360 days, except with respect to computation of interest on Base Rate Loans which (unless the Base Rate is determined by reference to the Federal Funds Rate) shall be calculated based on a year of 365 or 366 days, as appropriate. Interest shall accrue from and include the date of borrowing, but exclude the date of payment.

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

           3.16      Evidence of Debt.
                     -----------------
                     (a) Each Lender shall maintain an account or accounts evidencing each Loan made by such Lender to the Borrower from time to time, including the amounts of principal and interest payable and paid to such Lender from time to time under this Credit Agreement. Each Lender will make reasonable efforts to maintain the accuracy of its account or accounts and to promptly update its account or accounts from time to time, as necessary.

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

           3.17      Replacement Lenders.
                     --------------------
           If any Lender either (i) becomes a Defaulting Lender or (ii) delivers a notice pursuant to Sections 3.6, 3.9 or 3.11, the Borrower shall have the right, if no Default or Event of Default then exists, to replace such Lender (the "Replaced Lender") with one or more assignees eligible under Section 11.3(b) hereof (collectively, the "Replacement Lender"), provided that (A) at the time of any replacement pursuant to this Section, the Replacement Lender shall enter into one or more assignment agreements substantially in the form of
Exhibit 11.3(b) pursuant to, and in accordance with the terms of, Section 11.3(b) pursuant to which the Replacement Lender shall acquire all of the rights and obligations of the Replaced Lender hereunder and, in connection therewith, shall pay to (1) the Replaced Lender in respect thereof of an amount equal to the sum of (x) the principal of, and all accrued interest on, all outstanding Loans of the Replaced Lender, (y) all unreimbursed drawings under the Letters of Credit that have been funded by the Replaced Lender, together with all then unpaid interest with respect thereto at such time and (z) all accrued but theretofore unpaid, fees and other amounts owing to the Replaced Lender pursuant to Section 3.5 and (2) each Issuing Lender an amount equal to such Replaced Lender's Revolving Commitment Percentage of any unreimbursed drawings under Letters of Credit issued by such Issuing Lender to the extent such amount was not heretofore funded by Replaced Lender, and (B) all obligations of the Borrower owing to the Replaced Lender (including all obligations, if any, owing pursuant to Section 3.6, 3.9 or 3.11, but excluding those obligations specifically described in clause (A) above in respect of which the assignment purchase price has been, or is concurrently being paid) shall be paid in full by the Borrower to such Replaced Lender concurrently with such replacement.

                                    SECTION 4

                                    GUARANTY
                                    --------

           4.1       The Guaranty.
                     -------------
           Each of the Guarantors hereby jointly and severally guarantees to each Lender, each Affiliate of a Lender that enters into a Hedging Agreement, and the Agent as hereinafter provided the prompt payment of the Credit Party Obligations in full when due (whether at stated maturity, as a mandatory prepayment, by acceleration, as a mandatory cash collateralization or otherwise) strictly in accordance with the terms thereof. The Guarantors hereby further agree that if any of the Credit Party Obligations are not paid in full when due (whether at stated maturity, as a mandatory prepayment, by acceleration, as a mandatory cash collateralization or otherwise), the Guarantors will, jointly and severally, promptly pay the same, without any demand or notice whatsoever, and that in the case of any extension of time of payment or renewal of any of the Credit Party Obligations, the same will be promptly paid in full when due (whether at extended maturity, as a mandatory prepayment, by acceleration, as a mandatory cash collateralization or otherwise) in accordance with the terms of such extension or renewal.

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

           4.2       Obligations Unconditional.
                     --------------------------
           The obligations of the Guarantors under Section 4.1 are joint and several, absolute and unconditional, irrespective of the value, genuineness, validity, regularity or enforceability of any of the Credit Documents or Hedging Agreements, or any other agreement or instrument referred to therein, or any substitution, release, impairment or exchange of any other guarantee of or security for any of the Credit Party Obligations, and, to the fullest extent permitted by applicable law, irrespective of any other circumstance whatsoever which might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor, it being the intent of this Section 4.2 that the obligations of the Guarantors hereunder shall be absolute and unconditional under any and all circumstances. Each Guarantor agrees that such Guarantor shall have no right of subrogation, indemnity, reimbursement or contribution against the Borrower or any other Guarantor of the Credit Party Obligations for amounts paid under this Section 4 until such time as the Lenders (and any Affiliates of Lenders entering into Hedging Agreements) have been paid in full, all Commitments under this Credit Agreement have been terminated and no Person or Governmental Authority shall have any right to request any return or reimbursement of funds from the Lenders in connection with monies received under the Credit Documents or Hedging Agreements. Without limiting the generality of the foregoing, it is agreed that, to the fullest extent permitted by law, the occurrence of any one or more of the following shall not alter or impair the liability of any Guarantor hereunder which shall remain absolute and unconditional as described above:

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

           4.3       Reinstatement.
                     --------------
           The obligations of the Guarantors under this Section 4 shall be automatically reinstated if and to the extent that for any reason any payment by or on behalf of any Person in respect of the Credit Party Obligations is rescinded or must be otherwise restored by any holder of any of the Credit Party Obligations, whether as a result of any proceedings in bankruptcy or reorganization or otherwise, and each Guarantor agrees that it will indemnify the Agent and each Lender on demand for all reasonable costs and expenses (including, without limitation, fees and expenses of counsel) incurred by the Agent or such Lender in connection with such rescission or restoration, including any such costs and expenses incurred in defending against any claim alleging that such payment constituted a preference, fraudulent transfer or similar payment under any bankruptcy, insolvency or similar law.

           4.4       Certain Additional Waivers.
                     ---------------------------
           Without limiting the generality of the provisions of this Section 4, each Guarantor hereby specifically waives the benefits of N.C. Gen. Stat. ss.ss. 26-7 through 26-9, inclusive, to the extent applicable. Each Guarantor further agrees that such Guarantor shall have no right of recourse to security for the Credit Party Obligations, except through the exercise of rights of subrogation pursuant to Section 4.2 and through the exercise of rights of contribution pursuant to Section 4.6.

           4.5       Remedies.
                     ---------
           The Guarantors agree that, to the fullest extent permitted by law, as between the Guarantors, on the one hand, and the Agent and the Lenders, on the other hand, the Credit Party Obligations may be declared to be forthwith due and payable as provided in Section 9.2 (and shall be deemed to have become automatically due and payable in the circumstances provided in said Section 9.2) for purposes of Section 4.1 notwithstanding any stay, injunction or other prohibition preventing such declaration (or preventing the Credit Party Obligations from becoming automatically due and payable) as against any other Person and that, in the event of such declaration (or the Credit Party Obligations being deemed to have become automatically due and payable), the Credit Party Obligations (whether or not due and payable by any other Person) shall forthwith become due and payable by the Guarantors for purposes of Section
4.1. The Guarantors acknowledge and agree that their obligations hereunder are secured in accordance with the terms of the Security Agreements and the other Collateral Documents and that the Lenders may exercise their remedies thereunder in accordance with the terms thereof.

           4.6       Rights of Contribution.
                     -----------------------
           The Guarantors hereby agree as among themselves that, if any Guarantor shall make an Excess Payment (as defined below), such Guarantor shall have a right of contribution from each other Guarantor in an amount equal to such other Guarantor's Contribution Share (as defined below) of such Excess Payment. The payment obligations of any Guarantor under this Section 4.6 shall be subordinate and subject in right of payment to the prior payment in full to the Agent and the Lenders of the Guaranteed Obligations, and none of the Guarantors shall exercise any right or remedy under this Section 4.6 against any other Guarantor until payment and satisfaction in full of all of such Guaranteed Obligations. For purposes of this Section 4.6, (a) "Guaranteed Obligations" shall mean any obligations arising under the other provisions of this Section 4;
(b) "Excess Payment" shall mean the amount paid by any Guarantor in excess of its Pro Rata Share of any Guaranteed Obligations; (c) "Pro Rata Share" shall mean, for any Guarantor in respect of any payment of Guaranteed Obligations, the ratio (expressed as a percentage) as of the date of such payment of Guaranteed Obligations of (i) the amount by which the aggregate present fair salable value of all of its assets and properties exceeds the amount of all debts and liabilities of such Guarantor (including contingent, subordinated, unmatured, and unliquidated liabilities, but excluding the obligations of such Guarantor hereunder) to (ii) the amount by which the aggregate present fair salable value of all assets and other properties of the Borrower and all of the Guarantors exceeds the amount of all of the debts and liabilities (including contingent, subordinated, unmatured, and unliquidated liabilities, but excluding the obligations of the Borrower and the Guarantors hereunder) of the Borrower and all of the Guarantors; provided, however, that, for purposes of calculating the Pro Rata Shares of the Guarantors in respect of any payment of Guaranteed Obligations, any Guarantor that became a Guarantor subsequent to the date of any such payment shall be deemed to have been a Guarantor on the date of such payment and the financial information for such Guarantor as of the date such Guarantor became a Guarantor shall be utilized for such Guarantor in connection with such payment; and (d) "Contribution Share" shall mean, for any Guarantor in respect of any Excess Payment made by any other Guarantor, the ratio (expressed as a percentage) as of the date of such Excess Payment of (i) the amount by which the aggregate present fair salable value of all of its assets and properties exceeds the amount of all debts and liabilities of such Guarantor (including contingent, subordinated, unmatured, and unliquidated liabilities, but excluding the obligations of such Guarantor hereunder) to (ii) the amount by which the aggregate present fair salable value of all assets and other properties of the Borrower and all of the Guarantors other than the maker of such Excess Payment exceeds the amount of all of the debts and liabilities (including contingent, subordinated, unmatured, and unliquidated liabilities, but excluding the obligations of the Borrower and the Guarantors hereunder) of the Borrower and all of the Guarantors other than the maker of such Excess

Payment; provided, however, that, for purposes of calculating the Contribution Shares of the Guarantors in respect of any Excess Payment, any Guarantor that became a Guarantor subsequent to the date of any such Excess Payment shall be deemed to have been a Guarantor on the date of such Excess Payment and the financial information for such Guarantor as of the date such Guarantor became a Guarantor shall be utilized for such Guarantor in connection with such Excess Payment. This Section 4.6 shall not be deemed to affect any right of subrogation, indemnity, reimbursement or contribution that any Guarantor may have under applicable law against the Borrower in respect of any payment of Guaranteed Obligations. Notwithstanding the foregoing, all rights of contribution against any Guarantor shall terminate from and after such time, if ever, that such Guarantor shall be relieved of its obligations pursuant to
Section 8.4.

           4.7       Continuing Guarantee.
                     ---------------------
           The guarantee in this Section 4 is a continuing guarantee of payment and not of collection, and shall apply to all Credit Party Obligations whenever arising.


                                    SECTION 5

                                   CONDITIONS
                                   ----------

           5.1       Closing Conditions.
                     -------------------
           The obligation of the Lenders to enter into this Credit Agreement and to make the initial Loans or the Issuing Lender to issue the initial Letter of Credit, whichever shall occur first, shall be subject to satisfaction of the following conditions (in form and substance acceptable to the Lenders):

                     (a) Executed Credit Documents. Receipt by the Agent of duly executed copies of: (i) this Credit Agreement; (ii) the Notes; (iii) the Collateral Documents and (iv) all other Credit Documents, each in form and substance acceptable to the Lenders in their sole discretion.

                     (b) Corporate Documents. Receipt by the Agent of the following:

                               (i) Charter Documents. (A) Copies of the articles
                     or certificates of incorporation or other charter documents of each Credit Party (unless such charter documents were delivered in connection with the Existing Credit Agreement) certified to be true and complete as of a recent date by the appropriate Governmental Authority of the state or other jurisdiction of its incorporation and certified by a secretary or assistant secretary of such Credit Party to be true and correct as of the Closing Date and (B) for those Credit Parties for which charter documents were delivered in connection with the Existing Credit Agreement, a certificate from a secretary or assistant secretary of such Credit Party certifying that such previously delivered charter documents have not been amended, modified, altered, rescinded, or cancelled since the date of their delivery.

                               (ii) Bylaws. (A) A copy of the bylaws of each
                     Credit Party (unless such bylaws were delivered in connection with the Existing Credit Agreement) certified by a secretary or assistant secretary of such Credit Party to be true and correct as of the Closing Date and (B) for those Credit Parties for which bylaws were delivered in connection with the Existing Credit Agreement, a certificate from a secretary or assistant secretary of such Credit Party certifying that such previously delivered bylaws have not been amended, modified, altered, rescinded, or cancelled since the date of their delivery.

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

                     (c) Financial Statements. Receipt by the Agent and the Lenders of (i) the consolidated financial statements of the Borrower and its Subsidiaries, including balance sheets and income and cash flow statements for the fiscal quarter ended October 13, 2002, (ii) a satisfactory estimated consolidated balance sheet of the Borrower as of March 31, 2002 giving effect to the acquisition of the Acquired Companies and the transactions contemplated by the Purchase Agreement and reflecting estimated purchase price accounting adjustments, prepared by the Company, (iii) projected financial statements of the Consolidated Parties for the fiscal years ending 2003 through and including the twelve month period ending March 31, 2007, including consolidated balance sheets, statements of income and cash flow statements of the Consolidated Parties giving effect to the Acquisition of the Acquired Companies, together with appropriate supporting details and such other facts as relate to the ongoing business of the Consolidated Parties (collectively, the "Projections") which shall be accompanied by a certificate of a Responsible Officer to the effect that the Projections (A) are based on reasonable estimates and assumptions, all of which are fair in light of the conditions which existed at the time the Projections were made, (B) have been prepared on the basis of the assumptions stated therein, and (C) reflect, as of the time so furnished and the Closing Date, the reasonable estimate of the Borrower of the results of the operations and other information projected therein, and (iv) such other information relating to the Borrower and its Subsidiaries or the Acquired Companies as the Agent may reasonably require in connection with the structuring and syndication of credit facilities of the type described herein.

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

                     (h) Corporate Structure. The corporate capital and ownership structure of the Consolidated Parties (after giving effect to the purchase of the Acquired Companies) shall be as described in
           Schedule 6.13.

                     (i) Government Consent. Receipt by the Agent of evidence that all governmental, shareholder and material third party consents (including Hart-Scott-Rodino clearance) and approvals necessary or desirable in connection with the acquisition of the Acquired Companies and the related financings and other transactions contemplated hereby and expiration of all applicable waiting periods without any action being taken by any authority that could restrain, prevent or impose any material adverse conditions on the acquisition of the Acquired Companies or such other transactions or that could seek or threaten any of the foregoing, and no law or regulation shall be applicable which in the judgment of the Agent could have such effect.

                     (j) Material Adverse Effect. No material adverse change shall have occurred since March 31, 2002 in the condition (financial or otherwise), business, management or prospects of the Consolidated Parties taken as a whole.

                     (k) Litigation. There shall not exist (i) any order, decree, judgment, ruling or injunction which restrains the consummation of the acquisition of the Acquired Companies in the manner contemplated by the Purchase Agreement or (ii) any actions, suits or legal, equitable, arbitration or administrative proceedings, pending or, to the knowledge of any Credit Party, threatened against any Consolidated Party which could reasonably be expected to have a Consolidated Material Adverse Effect.

                     (l) Other Indebtedness. Receipt by the Agent of evidence that, after the acquisition of the Acquired Companies, the Credit Parties shall have no Funded Indebtedness other than the Indebtedness under the Credit Documents.

                     (m) Purchase Agreement. There shall not have been any material modification, amendment, supplement or waiver to the Purchase Agreement without the prior written consent of the Agent, including, but not limited to, any modification, amendment, supplement or waiver relating to the amount or type of consideration to be paid in connection with the acquisition of the Acquired Companies and the contents of all disclosure schedules and exhibits, and the acquisition of the Acquired Companies shall have been consummated in accordance with the terms of the Purchase Agreement (without waiver of any conditions precedent to the obligations of the buyer thereunder) and the expenses of the Borrower related to such acquisition shall not exceed $250,000 in the aggregate. The Agent shall have received a final copy of the Purchase Agreement, together with all exhibits and schedules thereto, certified by an officer of the Borrower.

                     (n) Officer's Certificates. The Agent shall have received a certificate or certificates executed by a Responsible Officer of the Borrower as of the Closing Date stating that (i) all governmental, shareholder and third party consents and approvals, if any, with respect to the Credit Documents and the transactions contemplated thereby have been obtained, (ii) each Consolidated Party is in compliance with all existing financial obligations, (iii) no action, suit, investigation or proceeding is pending or threatened in any court or before any arbitrator or governmental instrumentality that purports to affect any Consolidated Party or any transaction contemplated by the Credit Documents, if such action, suit, investigation or proceeding could have a Material Adverse Effect,
           (iv) the transactions contemplated by the Purchase Agreement have been consummated in accordance with the terms thereof and (v) immediately after giving effect to this Credit Agreement, the other Credit Documents and all the transactions contemplated therein to occur on such date, (A) each of the Credit Parties is Solvent, (B) no Default or Event of Default exists, (C) all representations and warranties contained herein and in the other Credit Documents are true and correct in all material respects, and (D) the Credit Parties are in compliance with each of the financial covenants set forth in
           Section 7.11.

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

           5.2       Conditions to all Extensions of Credit.
                     ---------------------------------------
           The obligations of each Lender to make, convert or extend any Loan and of the Issuing Lender to issue or extend any Letter of Credit (including the initial Loans and the initial Letter of Credit) are subject to satisfaction of the following conditions in addition to satisfaction on the Closing Date of the conditions set forth in Section 5.1:

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

                                    SECTION 6

                         REPRESENTATIONS AND WARRANTIES

           The Credit Parties hereby represent to the Agent and each Lender that:

           6.1       Financial Condition.
                     --------------------
                     (a) The audited consolidated and consolidating balance sheet of the Consolidated Parties as of March 31, 2002 and the audited consolidated statements of earnings and statements of cash flows for the years ended March 31, 2002, April 1, 2001 and March 21, 2000 and for the seven 4-week periods ended October 13, 2002 have heretofore been furnished to each Lender. Such financial statements (including the notes thereto) (i) have been audited by Deloitte & Touche LLP (except for the seven 4-week periods ending October 13, 2002 which have not been audited), (ii) have been prepared in accordance with GAAP consistently applied throughout the periods covered thereby and (iii) present fairly (on the basis disclosed in the footnotes to such financial statements) the consolidated financial condition, results of operations and cash flows of the Consolidated Parties as of such date and for such periods. The unaudited interim balance sheets of the Consolidated Parties as at the end of, and the related unaudited interim statements of earnings and of cash flows for, each fiscal month and quarterly period ended after December 31, 2001 and prior to the Closing Date have heretofore been furnished to each Lender. Such interim financial statements for each such quarterly period, (i) have been prepared in accordance with GAAP consistently applied throughout the periods covered thereby and
           (ii) present fairly (on the basis disclosed in the footnotes to such financial statements) the consolidated financial condition, results of operations and cash flows of the Consolidated Parties as of such date and for such periods. During the period from December 31, 2001 to and including the Closing Date, there has been no sale, transfer or other disposition by any Consolidated Party of any material part of the business or property of the Consolidated Parties, taken as a whole, and no purchase or other acquisition by any of them of any business or property (including any capital stock of any other person) material in relation to the consolidated financial condition of the Consolidated Parties, taken as a whole, in each case, which, is not reflected in the foregoing financial statements or in the notes thereto and has not otherwise been disclosed in writing to the Lenders on or prior to the Closing Date.

                     (b) The pro forma consolidated balance sheet of the Consolidated Parties as of March 31, 2002 giving effect to the Acquisition, in accordance with the terms of the Purchase Agreement and reflecting estimated purchase price accounting adjustments, has heretofore been furnished to each Lender. Such pro forma balance sheet is based upon reasonable assumptions made known to the Lenders and upon information not known as of the date hereof to be incorrect or misleading in any material respect.

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

           6.2       No Material Change.
                     -------------------
           Since March 31, 2002, (a) there has been no development or event relating to or affecting a Consolidated Party which has had or could have a Material Adverse Effect and (b) except as otherwise permitted under this Credit Agreement, no dividends or other distributions have been declared, paid or made upon the Capital Stock in a Consolidated Party nor has any of the Capital Stock in a Consolidated Party been redeemed, retired, purchased or otherwise acquired for value.

           6.3       Organization and Good Standing.
                     -------------------------------
           Each of the Consolidated Parties (a) is duly organized, validly existing and is in good standing under the laws of the jurisdiction of its incorporation or organization, (b) has the corporate or other necessary power and authority, and the legal right, to own and operate its property, to lease the property it operates as lessee and to conduct the business in which it is currently engaged and (c) is duly qualified as a foreign entity and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification, other than in such jurisdictions where the failure to be so qualified and in good standing could have a Consolidated Material Adverse Effect.

           6.4       Power; Authorization; Enforceable Obligations.
                     ----------------------------------------------
           Each of the Credit Parties has the corporate or other necessary power and authority, and the legal right, to make, deliver and perform the Credit Documents to which it is a party, and in the case of the Borrower, to obtain extensions of credit hereunder, and has taken all necessary corporate action to authorize the borrowings and other extensions of credit on the terms and conditions of this Credit Agreement and to authorize the execution, delivery and performance of the Credit Documents to which it is a party. No consent or authorization of, filing with, notice to or other similar act by or in respect of, any Governmental Authority or any other Person is required to be obtained or made by or on behalf of any Credit Party in connection with the borrowings or other extensions of credit hereunder or with the execution, delivery, performance, validity or enforceability of the Credit Documents to which such Credit Party is a party, except for (a) consents, authorizations, notices and filings described in Schedule 6.4, all of which have been obtained or made or have the status described in such Schedule 6.4 and (b) filings to perfect the Liens created by the Collateral Documents. This Credit Agreement has been, and each other Credit Document to which any Credit Party is a party will be, duly executed and delivered on behalf of the Credit Parties. This Credit Agreement constitutes, and each other Credit Document to which any Credit Party is a party when executed and delivered will constitute, a legal, valid and binding obligation of such Credit Party enforceable against such party in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally and by general equitable principles (whether enforcement is sought by proceedings in equity or at law).

           6.5       No Conflicts.
                     -------------
           Neither the execution and delivery of the Credit Documents, nor the consummation of the transactions contemplated therein, nor performance of and compliance with the terms and provisions thereof by such Credit Party will (a) violate or conflict with any provision of its articles or certificate of incorporation or bylaws or other organizational or governing documents of such Person, (b) violate, contravene or materially conflict with any Requirement of Law or any other law, regulation (including, without limitation, Regulation U or Regulation X), order, writ, judgment, injunction, decree or permit applicable to it, (c) violate, contravene or conflict with contractual provisions of, or cause an event of default under, any indenture, loan agreement, mortgage, deed of trust, contract or other agreement or instrument to which it is a party or by which it may be bound, the violation of which could have a Material Adverse Effect, or (d) result in or require the creation of any Lien (other than those contemplated in or created in connection with the Credit Documents) upon or with respect to its properties.

           6.6       No Default.
                     -----------
           No Consolidated Party is in default in any respect under any contract, lease, loan agreement, indenture, mortgage, security agreement or other agreement or obligation to which it is a party or by which any of its properties is bound which default could have a Consolidated Material Adverse Effect. No Default or Event of Default has occurred or exists except as previously disclosed in writing to the Lenders.

           6.7       Ownership.
                     ----------
           Each Consolidated Party is the owner of, and has good and marketable title to, all of its respective assets and none of such assets is subject to any Lien other than Permitted Liens.

           6.8       Indebtedness.
                     -------------
           Except as otherwise permitted under Section 8.1, the Credit Parties have no Indebtedness.

           6.9       Litigation.
                     -----------
           Except as set forth on Schedule 6.9 hereto, there are no material actions, suits or legal, equitable, arbitration or administrative proceedings, pending or, to the knowledge of any Credit Party, threatened against any Consolidated Party. There are no actions, suits or legal, equitable, arbitration or administrative proceedings, pending or, to the knowledge of any Credit Party, threatened against any Consolidated Party which could reasonably be expected to have a Consolidated Material Adverse Effect.

           6.10      Taxes.
                     ------
           Each Consolidated Party has filed, or caused to be filed, all tax returns (federal, state, local and foreign) required to be filed and paid (a) all amounts of taxes shown thereon to be due (including interest and penalties) and (b) all other taxes, fees, assessments and other governmental charges (including mortgage recording taxes, documentary stamp taxes and intangibles taxes) owing by it, except for such taxes (i) which are not yet delinquent or
(ii) that are being contested in good faith and by proper proceedings, and against which adequate reserves are being maintained in accordance with GAAP. No Credit Party is aware as of the Closing Date of any proposed tax assessments against it or any other Consolidated Party.

           6.11      Compliance with Law.
                     --------------------
           Each Consolidated Party is in compliance with all Requirements of Law and all other laws, rules, regulations, orders and decrees (including without limitation Environmental Laws) applicable to it, or to its properties, unless such failure to comply could not have a Consolidated Material Adverse Effect. No Requirement of Law could cause a Consolidated Material Adverse Effect.

           6.12      ERISA.
                     ------
                     (a) During the five-year period prior to the date on which this representation is made or deemed made: (i) no ERISA Event has occurred, and, to the best knowledge of the Credit Parties, no event or condition has occurred or exists as a result of which any ERISA Event could reasonably be expected to occur, with respect to any Plan; (ii) no "accumulated funding deficiency," as such term is defined in Section 302 of ERISA and Section 412 of the Code, whether or not waived, has occurred with respect to any Plan; (iii) each Plan has been maintained, operated, and funded in compliance with its own terms and in material compliance with the provisions of ERISA, the Code, and any other applicable federal or state laws; and (iv) no lien in favor of the PBGC or a Plan has arisen or is reasonably likely to arise on account of any Plan.

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

           6.13      Subsidiaries.
                     -------------
           Set forth on Schedule 6.13 is a complete and accurate list of all Subsidiaries of each Consolidated Party. Information on Schedule 6.13 includes jurisdiction of incorporation, the number of shares of each class of Capital Stock outstanding, the number and percentage of outstanding shares of each class owned (directly or indirectly) by such Consolidated Party; and the number and effect, if exercised, of all outstanding options, warrants, rights of conversion or purchase and all other similar rights with respect thereto. The outstanding Capital Stock of all such Subsidiaries is validly issued, fully paid and non-assessable and is owned by each such Consolidated Party, directly or indirectly, free and clear of all Liens (other than those arising under or contemplated in connection with the Credit Documents). Other than as set forth in Schedule 6.13, no Consolidated Party has outstanding any securities convertible into or exchangeable for its Capital Stock nor does any such Person have outstanding any rights to subscribe for or to purchase or any options for the purchase of, or any agreements providing for the issuance (contingent or otherwise) of, or any calls, commitments or claims of any character relating to its Capital Stock. Schedule 6.13 may be updated from time to time by the Borrower by giving written notice thereof to the Agent.

           6.14      Governmental Regulations, Etc.
                     ------------------------------
                     (a) No part of the Letters of Credit or proceeds of the Loans will be used, directly or indirectly, for the purpose of purchasing or carrying any "margin stock" within the meaning of Regulation U, or for the purpose of purchasing or carrying or trading in any securities. If requested by any Lender or the Agent, the Borrower will furnish to the Agent and each Lender a statement to the foregoing effect in conformity with the requirements of FR Form U-1 referred to in Regulation U. No indebtedness being reduced or retired out of the proceeds of the Loans was or will be incurred for the purpose of purchasing or carrying any margin stock within the meaning of Regulation U or any "margin security" within the meaning of Regulation T. "Margin stock" within the meaning of Regulation U does not constitute more than 25% of the value of the consolidated assets of the Consolidated Parties. None of the transactions contemplated by this Credit Agreement (including, without limitation, the direct or indirect use of the proceeds of the Loans) will violate or result in a violation of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or regulations issued pursuant thereto, or Regulation T, U or X.

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

                     (e) No Consolidated Party is in violation of any applicable statute, regulation or ordinance of the United States of America, or of any state, city, town, municipality, county or any other jurisdiction, or of any agency thereof (including without limitation, environmental laws and regulations), which violation could have a Consolidated Material Adverse Effect.

                     (f) Each Consolidated Party is current with all material reports and documents, if any, required to be filed with any state or federal securities commission or similar agency and is in full compliance in all material respects with all applicable rules and regulations of such commissions.

           6.15      Purpose of Loans and Letters of Credit.
                     ---------------------------------------
           The proceeds of the Loans hereunder shall be used solely by the Borrower to (a) finance a portion of the purchase price of the Acquisition and to pay certain fees and expenses related thereto, (b) refinance existing Indebtedness and (c) provide for working capital and capital expenditures. The Letters of Credit shall be used only for or in connection with appeal bonds, reimbursement obligations arising in connection with surety and reclamation bonds, reinsurance, domestic or international trade transactions and obligations not otherwise aforementioned relating to transactions entered into by the applicable account party in the ordinary course of business.

           6.16      Environmental Matters.
                     ----------------------
                     (a) Each of the facilities and properties owned, leased or operated by the Consolidated Parties (the "Properties") and all operations at the Properties are in compliance with all applicable Environmental Laws, and there is no violation of any Environmental Law with respect to the Properties or the businesses operated by the Consolidated Parties (the "Businesses"), and there are no conditions relating to the Businesses or Properties that could give rise to liability under any applicable Environmental Laws.

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

           6.17      Intellectual Property.
                     ----------------------
           Each Consolidated Party owns, or has the legal right to use, all trademarks, tradenames, copyrights, technology, know-how and processes (the "Intellectual Property") necessary for each of them to conduct its business as currently conducted except for those the failure to own or have such legal right to use could not have a Consolidated Material Adverse Effect. Set forth on
Schedule 6.17 is a list of all Intellectual Property owned by each Consolidated Party or that any Consolidated Party has the right to use. Except as provided on
Schedule 6.17, no claim has been asserted and is pending by any Person challenging or questioning the use of any such Intellectual Property or the validity or effectiveness of any such Intellectual Property, nor does any Credit Party know of any such claim, and to the Credit Parties' knowledge the use of such Intellectual Property by any Consolidated Party does not infringe on the rights of any Person, except for such claims and infringements that in the aggregate, could not have a Consolidated Material Adverse Effect. Schedule 6.17 may be updated from time to time by the Borrower by giving written notice thereof to the Agent.

           6.18      Solvency.
                     ---------
           Each Credit Party is and, after consummation of the transactions contemplated by this Credit Agreement (including without limitation the acquisition of the Acquired Companies by the Borrower), will be Solvent.

           6.19      Investments.
                     ------------
           All Investments of each Consolidated Party are Permitted Investments.

           6.20      Location of Collateral.
                     -----------------------
           Set forth on Schedule 6.20(a) is a list of all locations where any tangible personal property of a Consolidated Party is located, including county and state where located. Set forth on Schedule 6.20(b) is the chief executive office and principal place of business of each Consolidated Party. Schedule 6.20(a) and 6.20(b) may be updated from time to time by the Borrower giving written notice thereof to the Agent.

           6.21      Disclosure.
                     -----------
           Neither this Credit Agreement nor any financial statements delivered to the Lenders nor any other document, certificate or statement furnished to the Lenders by or on behalf of any Consolidated Party in connection with the transactions contemplated hereby contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained therein or herein not misleading.

           6.22      No Burdensome Restrictions.
                     ---------------------------
           No Consolidated Party is a party to any agreement or instrument or subject to any other obligation or any charter or corporate restriction or any provision of any applicable law, rule or regulation which, individually or in the aggregate, could have a Consolidated Material Adverse Effect.

           6.23      Brokers' Fees.
                     --------------
           Except for investment banking and other related fees in connection with the purchase by the Borrower of the Acquired Companies, no Consolidated Party has any obligation to any Person in respect of any finder's, broker's, investment banking or other similar fee in connection with any of the transactions contemplated under the Credit Documents.

           6.24      Labor Matters.
                     --------------
           There are no collective bargaining agreements or Multiemployer Plans covering the employees of a Consolidated Party as of the Closing Date and none of the Consolidated Parties has suffered any strikes, walkouts, work stoppages or other material labor difficulty within the last five years.

           6.25      Representations and Warranties from Purchase Agreement.
                     -------------------------------------------------------
           As of the Closing Date, each of the representations and warranties made in the Purchase Agreement by each of the parties thereto is true and correct in all material respects.


                                    SECTION 7

                              AFFIRMATIVE COVENANTS

           Each Credit Party hereby covenants and agrees that so long as this Credit Agreement is in effect or any amounts payable hereunder or under any other Credit Document shall remain outstanding, and until all of the Commitments hereunder shall have terminated:

           7.1       Information Covenants.
                     ----------------------
           The Borrower will furnish, or cause to be furnished, to the Agent and each of the Lenders:

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

                     (c) Officer's Certificate. At the time of delivery of the financial statements provided for in Sections 7.1(a) and 7.1(b) above, a certificate of a Responsible Officer substantially in the form of Exhibit 7.1(c), (i) demonstrating compliance with the financial covenants contained in Section 7.11 by calculation thereof as of the end of each such fiscal period and (ii) stating that no Default or Event of Default exists, or if any Default or Event of Default does exist, specifying the nature and extent thereof and what action the Credit Parties propose to take with respect thereto.

                     (d) Annual Business Plan and Budgets. At least 30 days prior to the end of each fiscal year of the Borrower, beginning with the fiscal year ending March 30, 2003, an annual business plan and budget of the Consolidated Parties containing, among other things, projected financial statements for the next fiscal year.

                     (e) Compliance With Certain Provisions of the Credit Agreement. Within 90 days after the end of each fiscal year of the Borrower, a certificate containing information regarding the amount of all Asset Dispositions and Equity Issuances that were made during the prior fiscal year.

                     (f) Accountant's Certificate. Within the period for delivery of the annual financial statements provided in Section 7.1(a), a certificate of the accountants conducting the annual audit stating that they have reviewed this Credit Agreement and stating further whether, in the course of their audit, they have become aware of any Default or Event of Default and, if any such Default or Event of Default exists, specifying the nature and extent thereof.

                     (g) Auditor's Reports. Promptly upon receipt thereof, a copy of any other report or "management letter" submitted by independent accountants to any Consolidated Party in connection with any annual, interim or special audit of the books of such Person.

                     (h) Reports. Promptly upon transmission or receipt thereof,
           (i) copies of any filings and registrations with, and reports to or from, the Securities and Exchange Commission, or any successor agency, and copies of all financial statements, proxy statements, notices and reports as any Consolidated Party shall send to its shareholders or to a holder of any Indebtedness owed by any Consolidated Party in its capacity as such a holder and (ii) upon the request of the Agent, all reports and written information to and from the United States Environmental Protection Agency, or any state or local agency responsible for environmental matters, the United States Occupational Health and Safety Administration, or any state or local agency responsible for health and safety matters, or any successor agencies or authorities concerning environmental, health or safety matters.

                     (i) Notices. Upon obtaining knowledge thereof, the Borrower will give written notice to the Agent immediately of (i) the occurrence of an event or condition consisting of a Default or Event of Default, specifying the nature and existence thereof and what action the Credit Parties propose to take with respect thereto, and
           (ii) the occurrence of any of the following with respect to any Consolidated Party (A) the pendency or commencement of any litigation, arbitral or governmental proceeding against such Person which if adversely determined is likely to have a Material Adverse Effect, (B) the institution of any proceedings against such Person with respect to, or the receipt of notice by such Person of potential liability or responsibility for violation, or alleged violation of any federal, state or local law, rule or regulation, including but not limited to, Environmental Laws, the violation of which could have a Material Adverse Effect, or (C) any notice or determination concerning the imposition of any withdrawal liability by a Multiemployer Plan against such Person or any ERISA Affiliate, the determination that a Multiemployer Plan is, or is expected to be, in reorganization within the meaning of Title IV of ERISA or the termination of any Plan.

                     (j) ERISA. Upon obtaining knowledge thereof, the Borrower will give written notice to the Agent promptly (and in any event within five business days) of: (i) of any event or condition, including, but not limited to, any Reportable Event, that constitutes, or might reasonably lead to, an ERISA Event; (ii) with respect to any Multiemployer Plan, the receipt of notice as prescribed in ERISA or otherwise of any withdrawal liability assessed against the Borrower or any of its ERISA Affiliates, or of a determination that any Multiemployer Plan is in reorganization or insolvent (both within the meaning of Title IV of ERISA); (iii) the failure to make full payment on or before the due date (including extensions) thereof of all amounts which any Consolidated Party or any ERISA Affiliate is required to contribute to each Plan pursuant to its terms and as required to meet the minimum funding standard set forth in ERISA and the Code with respect thereto; or (iv) any change in the funding status of any Plan that could have a Material Adverse Effect, together with a description of any such event or condition or a copy of any such notice and a statement by the chief financial officer of the Borrower briefly setting forth the details regarding such event, condition, or notice, and the action, if any, which has been or is being taken or is proposed to be taken by the Credit Parties with respect thereto. Promptly upon request, the Credit Parties shall furnish the Agent and the Lenders with such additional information concerning any Plan as may be reasonably requested, including, but not limited to, copies of each annual report/return (Form 5500 series), as well as all schedules and attachments thereto required to be filed with the Department of Labor and/or the Internal Revenue Service pursuant to ERISA and the Code, respectively, for each "plan year" (within the meaning of Section 3(39) of ERISA).

                     (k) Other Information. With reasonable promptness upon any such request, such other information regarding the business, properties or financial condition of any Consolidated Party as the Agent or the Required Lenders may reasonably request.

           7.2       Preservation of Existence and Franchises.
                     -----------------------------------------
           Except as a result of or in connection with a dissolution, merger or disposition of a Subsidiary permitted under Section 8.4 or Section 8.5, each Credit Party will, and will cause each of its Subsidiaries to, do all things necessary to preserve and keep in full force and effect its existence, rights, franchises and authority.

           7.3       Books and Records.
                     ------------------
           Each Credit Party will, and will cause each of its Subsidiaries to, keep complete and accurate books and records of its transactions in accordance with good accounting practices on the basis of GAAP (including the establishment and maintenance of appropriate reserves).

           7.4       Compliance with Law.
                     --------------------
           Each Credit Party will, and will cause each of its Subsidiaries to, comply with all laws, rules, regulations and orders, and all applicable restrictions imposed by all Governmental Authorities, applicable to it and its Property if noncompliance with any such law, rule, regulation, order or restriction could have a Material Adverse Effect.

           7.5       Payment of Taxes and Other Indebtedness.
                     ----------------------------------------
           Each Credit Party will, and will cause each of its Subsidiaries to, pay and discharge (a) all taxes, assessments and governmental charges or levies imposed upon it, or upon its income or profits, or upon any of its properties, before they shall become delinquent, (b) all lawful claims (including claims for labor, materials and supplies) which, if unpaid, might give rise to a Lien upon any of its properties, and (c) except as prohibited hereunder, all of its other Indebtedness as it shall become due; provided, however, that no Consolidated Party shall be required to pay any such tax, assessment, charge, levy, claim or Indebtedness which is being contested in good faith by appropriate proceedings and as to which adequate reserves therefor have been established in accordance with GAAP, unless the failure to make any such payment (i) could give rise to an immediate right to foreclose on a Lien securing such amounts or (ii) could have a Material Adverse Effect.

           7.6       Insurance.
                     ----------
           Each Credit Party will, and will cause each of its Subsidiaries to, at all times maintain in full force and effect insurance (including worker's compensation insurance, liability insurance, casualty insurance and business interruption insurance) in such amounts, covering such risks and liabilities and with such deductibles or self-insurance retentions as are in accordance with normal industry practice (or as otherwise required by the Collateral Documents). The Agent shall be named as loss payee or mortgagee, as its interest may appear, and/or additional insured with respect to any such insurance providing coverage in respect of any Collateral, and each provider of any such insurance shall agree, by endorsement upon the policy or policies issued by it or by independent instruments furnished to the Agent, that it will give the Agent thirty (30) days prior written notice before any such policy or policies shall be altered or canceled, and that no act or default of any Consolidated Party or any other Person shall affect the rights of the Agent or the Lenders under such policy or policies. The present insurance coverage of the Consolidated Parties is outlined as to carrier, policy number, expiration date, type and amount on Schedule 7.6.

           7.7       Maintenance of Property.
                     ------------------------
           Each Credit Party will, and will cause each of its Subsidiaries to, maintain and preserve its properties and equipment material to the conduct of its business in good repair, working order and condition, normal wear and tear and casualty and condemnation excepted, and will make, or cause to be made, in such properties and equipment from time to time all repairs, renewals, replacements, extensions, additions, betterments and improvements thereto as may be needed or proper, to the extent and in the manner customary for companies in similar businesses.

           7.8       Performance of Obligations.
                     ---------------------------
           Each Credit Party will, and will cause each of its Subsidiaries to, perform in all material respects all of its obligations under the terms of all material agreements, indentures, mortgages, security agreements or other debt instruments to which it is a party or by which it is bound.

           7.9       Use of Proceeds.
                     ----------------
           The Borrower will use the proceeds of the Loans and will use the Letters of Credit solely for the purposes set forth in Section 6.15.

           7.10      Audits/Inspections.
                     -------------------
           Upon reasonable notice and during normal business hours, each Credit Party will, and will cause each of its Subsidiaries to, permit representatives appointed by the Agent, including, without limitation, independent accountants, agents, attorneys, and appraisers to visit and inspect its property, including its books and records, its accounts receivable and inventory, its facilities and its other business assets, and to make photocopies or photographs thereof and to write down and record any information such representative obtains and shall permit the Agent or its representatives to investigate and verify the accuracy of information provided to the Lenders and to discuss all such matters with the officers, employees and representatives of such Person. The Credit Parties agree that the Agent, and its representatives, may conduct an annual audit of the Collateral, at the expense of the Borrower.

           7.11      Financial Covenants.
                     --------------------
                     (a) Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio, as of the last day of each fiscal quarter of the Consolidated Parties shall be greater than or equal to 1.25 to 1.0:

                     (b) Leverage Ratio. The Leverage Ratio, as of the last day of each fiscal quarter of the Consolidated Parties for each date of determination occurring during each of the periods listed below, shall be less than or equal to:

                                  Period                              Ratio
                                  ------                              -----
                                Fiscal year 2003                    2.25 to 1.0
                                Thereafter                          1.50 to 1.0

                     (c) Consolidated EBITDA. Consolidated EBITDA at the end of each fiscal quarter of the Borrower for the immediately preceding four consecutive fiscal quarters as shown on the financial statements of the Borrower delivered pursuant to Section 7.1(b) for each date of determination occurring during each of the periods listed below shall not be less than:

                                  Period                              Amount
                                  ------                              ------
                                Fiscal year 2003                    $21,000,000
                                Fiscal year 2004                    $25,000,000
                                Fiscal year 2005                    $31,000,000
                                Fiscal year 2006                    $36,500,000
                                Fiscal year 2007                    $44,000,000

                     (d) Capital Expenditures. Consolidated Capital Expenditures for each fiscal year shall not exceed the amounts set forth below for the periods set forth below:

                                  Period                              Amount
                                  ------                              ------
                                Fiscal year 2003                    $26,000,000
                                Fiscal year 2004                    $26,000,000
                                Fiscal year 2005                    $29,000,000
                                Fiscal year 2006                    $28,000,000
                                Fiscal year 2007                    $26,000,000

                     (e) Tangible Net Worth. Consolidated Tangible Net Worth shall not at any time be less than $31,000,000 increased by the sum of (i) on a cumulative basis as of the end of each fiscal quarter of the Borrower, commencing with the fiscal quarter ending January 5, 2003, an amount equal to 50% of Consolidated Net Income (to the extent positive) for the fiscal quarter then ended plus (ii) an amount equal to 100% of the Net Cash Proceeds from any Equity Issuance occurring after the Closing Date.

           7.12      Additional Credit Parties.
                     --------------------------
           As soon as practicable and in any event within 30 days after any Person becomes a Subsidiary of any Credit Party, the Borrower shall provide the Agent with written notice thereof setting forth information in reasonable detail describing all of the assets of such Person and shall (a) if such Person is a Domestic Subsidiary of a Credit Party, cause such Person to execute a Joinder Agreement in substantially the same form as Exhibit 7.12, (b) cause 100% (if such Person is a Domestic Subsidiary of a Credit Party) or 65% (if such Person is a direct Foreign Subsidiary of a Credit Party) of the Capital Stock of such Person to be delivered to the Agent (together with undated stock powers signed in blank (unless, with respect to a Foreign Subsidiary, such stock powers are deemed unnecessary by the Agent in its reasonable discretion under the law of the jurisdiction of incorporation of such Person)) and pledged to the Agent pursuant to an appropriate pledge agreement(s) in substantially the form of the Pledge Agreement and otherwise in form acceptable to the Agent and (c) cause such Person to provide certified resolutions and other organizational and authorizing documents of such Person, favorable opinions of counsel to such Person (which shall cover, among other things, the legality, validity, binding effect and enforceability of the documentation referred to above and the perfection of the Agent's liens thereunder) and other items of the types required to be delivered pursuant to Section 5.1(e), all in form, content and scope reasonably satisfactory to the Agent.

           7.13      Pledged Assets.
                     ---------------
           Each Credit Party will, and will cause each of its Subsidiaries to, cause (a) all of its owned personal property located in the United States and
(b) to the extent deemed to be material by the Agent or the Required Lenders in its or their sole reasonable discretion, all of its other owned personal property, to be subject at all times to first priority, perfected Liens in favor of the Agent pursuant to the terms and conditions of the Collateral Documents or, with respect to any such property acquired subsequent to the Closing Date, such other additional security documents as the Agent shall reasonably request. In furtherance of the foregoing terms of this Section 7.13, the Borrower agrees to promptly provide the Agent with written notice of the acquisition by, or the entering into a leasing by, any Credit Party of any asset(s) having a market value greater than $500,000, setting forth in reasonable detail the location and a description of the asset(s) so acquired. Without limiting the generality of the above, the Credit Parties will cause 100% of the Capital Stock or other equity interest in each of their direct or indirect Domestic Subsidiaries and 65% of the Capital Stock or other equity interest in each of their direct Foreign Subsidiaries to be subject at all times to a first priority, perfected Lien in favor of the Agent pursuant to the terms and conditions of the Collateral Documents or such other security documents as the Agent shall reasonably request.

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

           8.1       Indebtedness.
                     -------------
           The Credit Parties will not permit any Consolidated Party to contract, create, incur, assume or permit to exist any Indebtedness, except:

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

(e) intercompany Indebtedness arising out of loans and advances permitted under
Section 8.6;

(f) in addition to the Indebtedness otherwise permitted by this Section 8.1, other Indebtedness hereafter incurred by the Borrower or any of its Subsidiaries in an aggregate amount not to exceed $300,000 at any time outstanding.

           8.2       Liens.
                     ------
           The Credit Parties will not permit any Consolidated Party to contract, create, incur, assume or permit to exist any Lien with respect to any of its Property, whether now owned or after acquired, except for Permitted Liens.

           8.3       Nature of Business.
                     -------------------
           The Credit Parties will not permit any Consolidated Party to substantively alter the character or conduct of the business conducted by such Person as of the Closing Date.

           8.4       Consolidation, Merger, Dissolution, etc.
                     ----------------------------------------
           Except in connection with an Asset Disposition permitted by the terms of Section 8.5, the Credit Parties will not permit any Consolidated Party to (a) dissolve, liquidate or wind up their affairs or enter into any transaction of merger or consolidation; provided, however that the Borrower may merge or consolidate with any Subsidiary so long as the Borrower shall be the continuing or surviving corporation or (b) acquire all or substantially all of the assets, property and/or operations of any Person which is not a Subsidiary in an aggregate amount in excess of $1,000,000 in any fiscal year.

           8.5       Asset Dispositions.
                     -------------------
           The Credit Parties will not permit any Consolidated Party to make any Asset Disposition (including, without limitation, any Sale and Leaseback Transaction) other than Excluded Asset Dispositions unless (a) the consideration paid in connection therewith is cash or Cash Equivalents, (b) if such transaction is a Sale and Leaseback Transaction, such transaction is permitted by the terms of Section 8.12, (c) the aggregate net book value of all of the assets sold or otherwise disposed of by the Consolidated Parties in all such transactions after the Closing Date shall not exceed $500,000, and (d) no later than 30 days prior to such Asset Disposition, the Agent and the Lenders shall have received a certificate of an officer of the Borrower specifying the anticipated or actual date of such Asset Disposition, briefly describing the assets to be sold or otherwise disposed of and setting forth the net book value of such assets, the aggregate consideration and the Net Cash Proceeds to be received for such assets in connection with such Asset Disposition, and thereafter the Borrower shall, within the period of 30 days following the consummation of such Asset Disposition (with respect to any such Asset Disposition, the "Application Period"), apply (or cause to be applied) an amount equal to the Net Cash Proceeds of such Asset Disposition to the prepayment of the Loans in accordance with the terms of Section 3.3(b)(iii).

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

           8.6       Investments.
                     ------------
           The Credit Parties will not permit any Consolidated Party to make Investments in or to any Person, except for Permitted Investments.

           8.7       Restricted Payments.
                     --------------------
           The Credit Parties will not permit any Consolidated Party to, directly or indirectly, declare, order, make or set apart any sum for or pay any Restricted Payment, except (a) to make dividends payable solely in the same class of Capital Stock of such Person and (b) to make dividends or other distributions payable to the Borrower (directly or indirectly through Subsidiaries).

           8.8       Transactions with Affiliates.
                     -----------------------------
           Except for the transactions referenced on Schedule 8.8, the Credit Parties will not permit any Consolidated Party to enter into or permit to exist any transaction or series of transactions with any officer, director, shareholder, Subsidiary or Affiliate of such Person other than (a) advances of working capital to any Credit Party, (b) transfers of cash and assets to any Credit Party, (c) transactions permitted by Section 8.1, Section 8.4, Section 8.5, Section 8.6, or Section 8.7, (d) normal compensation and reimbursement of expenses of officers and directors and (e) except as otherwise specifically limited in this Credit Agreement, other transactions which are entered into in the ordinary course of such Person's business on terms and conditions substantially as favorable to such Person as would be obtainable by it in a comparable arms-length transaction with a Person other than an officer, director, shareholder, Subsidiary or Affiliate.

           8.9       Fiscal Year; Organizational Documents.
                     --------------------------------------
           The Credit Parties will not permit any Consolidated Party to change its fiscal year or amend, modify or change its articles of incorporation (or corporate charter or other similar organizational document) or bylaws (or other similar document) without the prior written consent of the Required Lenders.

           8.10      Limitation on Restricted Actions.
                     ---------------------------------
           The Credit Parties will not permit any Consolidated Party to

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

           8.11      Ownership of Subsidiaries.
                     --------------------------
           Notwithstanding any other provisions of this Credit Agreement to the contrary, the Credit Parties will not permit any Consolidated Party to (a) permit any Person (other than the Borrower or any Wholly-Owned Subsidiary of the Borrower) to own more than twenty-five percent (25%) of any Subsidiary of the Borrower, (b) permit any Subsidiary of the Borrower to issue Capital Stock (except to the Borrower or to a Wholly-Owned Subsidiary of the Borrower), (c) permit, create, incur, assume or suffer to exist any Lien thereon, in each case except (i) to qualify directors where required by applicable law or to satisfy other requirements of applicable law with respect to the ownership of Capital Stock of Foreign Subsidiaries, (ii) as a result of or in connection with a dissolution, merger or disposition of a Subsidiary permitted under Section 8.4 or Section 8.5 or (iii) for Permitted Liens and (d) notwithstanding anything to the contrary contained in clause (b) above, permit any Subsidiary of the Borrower to issue any shares of preferred Capital Stock.

           8.12      Sale Leasebacks.
                     ----------------
           The Credit Parties will not permit any Consolidated Party to, directly or indirectly, become or remain liable as lessee or as guarantor or other surety with respect to any lease, whether an Operating Lease or a Capital Lease, of any Property (whether real, personal or mixed), whether now owned or hereafter acquired, (a) which such Consolidated Party has sold or transferred or is to sell or transfer to a Person which is not a Consolidated Party or (b) which such Consolidated Party intends to use for substantially the same purpose as any other Property which has been sold or is to be sold or transferred by such Consolidated Party to another Person which is not a Consolidated Party in connection with such lease.

           8.13      Lease Obligations.
                     ------------------
           The Credit Parties will not permit any Consolidated Party to enter into, assume or permit to exist any obligations with respect to Capital Leases or for the payment of rent under Operating Leases which in the aggregate for all such Persons in any fiscal year would be in excess of $1,250,000 greater than the amount existing as of the end of the immediately preceding fiscal year.

                                    SECTION 9

                                EVENTS OF DEFAULT

           9.1       Events of Default.
                     ------------------
           An Event of Default shall exist upon the occurrence of any of the following specified events (each an "Event of Default"):

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

                     (k) Responsible Officer. Either of the following events or conditions shall occur: (i) both of Joel A. Schwartz and Michael Burris shall cease to be Responsible Officers of the Borrower or (ii) both of Joel A. Schwartz and Michael Burris shall cease to be actively engaged in the daily management and/or operations of the Borrower.

           9.2       Acceleration; Remedies.
                     -----------------------
           Upon the occurrence of an Event of Default, and at any time thereafter unless and until such Event of Default has been waived by the requisite Lenders (pursuant to the voting requirements of Section 11.6) or cured to the satisfaction of the requisite Lenders (pursuant to the voting procedures in Section 11.6), the Agent shall, upon the request and direction of the Required Lenders, by written notice to the Credit Parties take any of the following actions:

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


                                   SECTION 10

                                AGENCY PROVISIONS

           10.1      Appointment, Powers and Immunities.
                     -----------------------------------
           Each Lender hereby irrevocably appoints and authorizes the Agent to act as its agent under this Credit Agreement and the other Credit Documents with such powers and discretion as are specifically delegated to the Agent by the terms of this Credit Agreement and the other Credit Documents, together with such other powers as are reasonably incidental thereto. The Agent (which term as used in this sentence and in Section 10.5 and the first sentence of Section 10.6 hereof shall include its Affiliates and its own and its Affiliates' officers, directors, employees, and agents): (a) shall not have any duties or responsibilities except those expressly set forth in this Credit Agreement and shall not be a trustee or fiduciary for any Lender; (b) shall not be responsible to the Lenders for any recital, statement, representation, or warranty (whether written or oral) made in or in connection with any Credit Document or any certificate or other document referred to or provided for in, or received by any of them under, any Credit Document, or for the value, validity, effectiveness, genuineness, enforceability, or sufficiency of any Credit Document, or any other document referred to or provided for therein or for any failure by any Credit Party or any other Person to perform any of its obligations thereunder; (c) shall not be responsible for or have any duty to ascertain, inquire into, or verify the performance or observance of any covenants or agreements by any Credit Party or the satisfaction of any condition or to inspect the property (including the books and records) of any Credit Party or any of its Subsidiaries or Affiliates; (d) shall not be required to initiate or conduct any litigation or collection proceedings under any Credit Document; and (e) shall not be responsible for any action taken or omitted to be taken by it under or in connection with any Credit Document, except for its own gross negligence or willful misconduct. The Agent may employ agents and attorneys-in-fact and shall not be responsible for the negligence or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care.

           10.2      Reliance by Agent.
                     ------------------
           The Agent shall be entitled to rely upon any certification, notice, instrument, writing, or other printed communication (including, without limitation, any thereof by telecopy) believed by it to be genuine and correct and to have been signed, sent or made by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel (including counsel for any Credit Party), independent accountants, and other experts selected by the Agent. The Agent may deem and treat the payee of any Note as the holder thereof for all purposes hereof unless and until the Agent receives and accepts an Assignment and Acceptance executed in accordance with Section 11.3(b) hereof. As to any matters not expressly provided for by this Credit Agreement, the Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Required Lenders, and such instructions shall be binding on all of the Lenders; provided, however, that the Agent shall not be required to take any action that exposes the Agent to personal liability or that is contrary to any Credit Document or applicable law or unless it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking any such action.

           10.3      Defaults.
                     ---------
           The Agent shall not be deemed to have knowledge or notice of the occurrence of a Default or Event of Default unless the Agent has received written notice from a Lender or the Borrower specifying such Default or Event of Default and stating that such notice is a "Notice of Default". In the event that the Agent receives such a notice of the occurrence of a Default or Event of Default, the Agent shall give prompt notice thereof to the Lenders. The Agent shall (subject to Section 10.2 hereof) take such action with respect to such Default or Event of Default as shall reasonably be directed by the Required Lenders.

           10.4      Rights as a Lender.
                     -------------------
           With respect to its Commitment and the Loans made by it, Wachovia Bank, National Association (and any successor acting as Agent) in its capacity as a Lender hereunder shall have the same rights and powers hereunder as any other Lender and may exercise the same as though it were not acting as the Agent, and the term "Lender" or "Lenders" shall, unless the context otherwise indicates, include the Agent in its individual capacity. Wachovia Bank, National Association (and any successor acting as Agent) and its Affiliates may (without having to account therefor to any Lender) accept deposits from, lend money to, make investments in, provide services to, and generally engage in any kind of lending, trust, or other business with any Credit Party or any of its Subsidiaries or Affiliates as if it were not acting as Agent, and Wachovia Bank, National Association (and any successor acting as Agent) and its Affiliates may accept fees and other consideration from any Credit Party or any of its Subsidiaries or Affiliates for services in connection with this Credit Agreement or otherwise without having to account for the same to the Lenders.

           10.5      Indemnification.
                     ----------------
           The Lenders agree to indemnify the Agent (to the extent not reimbursed under Section 11.5 hereof, but without limiting the obligations of the Borrower under such Section) ratably in accordance with their respective Commitments, for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses (including attorneys' fees), or disbursements of any kind and nature whatsoever that may be imposed on, incurred by or asserted against the Agent (including by any Lender) in any way relating to or arising out of any Credit Document or the transactions contemplated thereby or any action taken or omitted by the Agent under any Credit Document; provided that no Lender shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the Person to be indemnified. Without limitation of the foregoing, each Lender agrees to reimburse the Agent promptly upon demand for its ratable share of any costs or expenses payable by the Borrower under Section 11.5, to the extent that the Agent is not promptly reimbursed for such costs and expenses by the Borrower. The agreements in this Section 10.5 shall survive the repayment of the Loans, LOC Obligations and other obligations under the Credit Documents and the termination of the Commitments hereunder.

           10.6      Non-Reliance on Agent and Other Lenders.
                     ----------------------------------------
           Each Lender agrees that it has, independently and without reliance on the Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Credit Parties and their Subsidiaries and decision to enter into this Credit Agreement and that it will, independently and without reliance upon the Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under the Credit Documents. Except for notices, reports, and other documents and information expressly required to be furnished to the Lenders by the Agent hereunder, the Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the affairs, financial condition, or business of any Credit Party or any of its Subsidiaries or Affiliates that may come into the possession of the Agent or any of its Affiliates.

           10.7      Successor Agent.
                     ----------------
           The Agent may resign at any time by giving notice thereof to the Lenders and the Borrower. Upon any such resignation, the Required Lenders shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Required Lenders and shall have accepted such appointment within thirty (30) days after the retiring Agent's giving of notice of resignation, then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent which shall be a commercial bank organized under the laws of the United States of America having combined capital and surplus of at least $100,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor, such successor shall thereupon succeed to and become vested with all the rights, powers, discretion, privileges, and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations hereunder. After any retiring Agent's resignation hereunder as Agent, the provisions of this Section 10 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Agent.

                                   SECTION 11

                                  MISCELLANEOUS

           11.1      Notices.
                     --------
           Except as otherwise expressly provided herein, all notices and other communications shall have been duly given and shall be effective (a) when delivered, (b) when transmitted via telecopy (or other facsimile device) to the number set out below, (c) the Business Day following the day on which the same has been delivered prepaid to a reputable national overnight air courier service, or (d) the third Business Day following the day on which the same is sent by certified or registered mail, postage prepaid, in each case to the respective parties at the address, in the case of the Borrower, Guarantors and the Agent, set forth below, and, in the case of the Lenders, set forth on
Schedule 2.1(a), or at such other address as such party may specify by written notice to the other parties hereto:

           if to the Borrower or the Guarantors:

                     BENIHANA INC.
                     8685 N.W. 53rd Terrace
                     Miami, Florida  33166-4591
                     Attn:  Mr. Joel A. Schwartz
                     Telephone:  (305) 593-0770
                     Telecopy:   (305) 594-9492

           if to the Agent:

                     Wachovia Bank, National Association
                     Wachovia Financial Center - FL 8004
                     200 South Biscayne Blvd., 15th Floor
                     Miami, Florida 33131
                     Attn:  Margarita Alfonso
                     Telephone:  (305) 789-5057
                     Telecopy:   (305) 789-5008

           11.2      Right of Set-Off; Adjustments.
                     ------------------------------
           Upon the occurrence and during the continuance of any Event of Default, each Lender (and each of its Affiliates) is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender (or any of its Affiliates) to or for the credit or the account of any Credit Party against any and all of the obligations of such Person now or hereafter existing under this Credit Agreement, under the Notes, under any other Credit Document or otherwise, irrespective of whether such Lender shall have made any demand under hereunder or thereunder and although such obligations may be unmatured. Each Lender agrees promptly to notify any affected Credit Party after any such set-off and application made by such Lender; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application. The rights of each Lender under this Section 11.2 are in addition to other rights and remedies (including, without limitation, other rights of set-off) that such Lender may have.

           11.3      Benefit of Agreement.
                     ---------------------
                     (a) This Credit Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto; provided that none of the Credit Parties may assign or transfer any of its interests and obligations without prior written consent of the Lenders; provided further that the rights of each Lender to transfer, assign or grant participations in its rights and/or obligations hereunder shall be limited as set forth in this Section 11.3.

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

           11.4      No Waiver; Remedies Cumulative.
                     -------------------------------
           No failure or delay on the part of the Agent or any Lender in exercising any right, power or privilege hereunder or under any other Credit Document and no course of dealing between the Agent or any Lender and any of the Credit Parties shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder or under any other Credit Document preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder or thereunder. The rights and remedies provided herein are cumulative and not exclusive of any rights or remedies which the Agent or any Lender would otherwise have. No notice to or demand on any Credit Party in any case shall entitle the Borrower or any other Credit Party to any other or further notice or demand in similar or other circumstances or constitute a waiver of the rights of the Agent or the Lenders to any other or further action in any circumstances without notice or demand.

           11.5      Expenses; Indemnification.
                     --------------------------
           (a) The Borrower agrees to pay on demand all costs and expenses of the Agent in connection with the syndication, preparation, execution, delivery, administration, modification, and amendment of this Credit Agreement, the other Credit Documents, and the other documents to be delivered hereunder, including, without limitation, the reasonable fees and expenses of counsel for the Agent (including the cost of internal counsel) with respect thereto and with respect to advising the Agent as to its rights and responsibilities under the Credit Documents. The Borrower further agrees to pay on demand all costs and expenses of the Agent and the Lenders, if any (including, without limitation, reasonable attorneys' fees and expenses and the cost of internal counsel), in connection with the enforcement (whether through negotiations, legal proceedings, or otherwise) of the Credit Documents and the other documents to be delivered hereunder.

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

           11.6      Amendments, Waivers and Consents.
                     ---------------------------------
           Neither this Credit Agreement nor any other Credit Document nor any of the terms hereof or thereof may be amended, changed, waived, discharged or terminated unless such amendment, change, waiver, discharge or termination is in writing entered into by, or approved in writing by, the Required Lenders and the Borrower, provided, however, that:

                     (a) without the consent of each Lender affected thereby, neither this Credit Agreement or any other Credit Document may be amended, changed, waived, discharged or terminated so as to:

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

                           (vi) except as the result of or in connection with a
                     dissolution, merger or disposition of a Subsidiary permitted under Section 8.4, release the Borrower or substantially all of the other Credit Parties from its or their obligations under the Credit Documents,

                          (vii) amend, modify or waive any provision of this
                     Section 11.6 or Section 3.6, 3.7, 3.8, 3.9, 3.10, 3.11,
                     3.12, 3.13, 3.14, 9.1(a), 11.2, 11.3, 11.5 or 11.9,

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

           11.7      Counterparts.
                     -------------
           This Credit Agreement may be executed in any number of counterparts, each of which when so executed and delivered shall be an original, but all of which shall constitute one and the same instrument. It shall not be necessary in making proof of this Credit Agreement to produce or account for more than one such counterpart for each of the parties hereto. Delivery by facsimile by any of the parties hereto of an executed counterpart of this Credit Agreement shall be as effective as an original executed counterpart hereof and shall be deemed a representation that an original executed counterpart hereof will be delivered.

           11.8      Headings.
                     ---------
           The headings of the sections and subsections hereof are provided for convenience only and shall not in any way affect the meaning or construction of any provision of this Credit Agreement.

           11.9      Survival.
                     ---------
           All indemnities set forth herein, including, without limitation, in
Section 2.2(i), 3.11, 3.12, 10.5 or 11.5 shall survive the execution and delivery of this Credit Agreement, the making of the Loans, the issuance of the Letters of Credit, the repayment of the Loans, LOC Obligations and other obligations under the Credit Documents and the termination of the Commitments hereunder, and all representations and warranties made by the Credit Parties herein shall survive delivery of the Notes and the making of the Loans hereunder.

           11.10     Governing Law; Submission to Jurisdiction; Venue.
                     -------------------------------------------------
                     (a) THIS CREDIT AGREEMENT AND THE OTHER CREDIT DOCUMENTS AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER AND THEREUNDER SHALL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NORTH CAROLINA. Any legal action or proceeding with respect to this Credit Agreement or any other Credit Document may be brought in the courts of the State of North Carolina in Mecklenburg County, or of the United States for the Western District of North Carolina, and, by execution and delivery of this Credit Agreement, each of the Credit Parties hereby irrevocably accepts for itself and in respect of its property, generally and unconditionally, the nonexclusive jurisdiction of such courts. Each of the Credit Parties further irrevocably consents to the service of process out of any of the aforementioned courts in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to it at the address set out for notices pursuant to Section 11.1, such service to become effective three (3) days after such mailing. Nothing herein shall affect the right of the Agent or any Lender to serve process in any other manner permitted by law or to commence legal proceedings or to otherwise proceed against any Credit Party in any other jurisdiction.

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

           11.11     Severability.
                     -------------
           If any provision of any of the Credit Documents is determined to be illegal, invalid or unenforceable, such provision shall be fully severable and the remaining provisions shall remain in full force and effect and shall be construed without giving effect to the illegal, invalid or unenforceable provisions.

           11.12     Entirety.
                     ---------
           This Credit Agreement together with the other Credit Documents represent the entire agreement of the parties hereto and thereto, and supersede all prior agreements and understandings, oral or written, if any, including any commitment letters or correspondence relating to the Credit Documents or the transactions contemplated herein and therein.

           11.13     Binding Effect; Termination.
                     ----------------------------
                     (a) This Credit Agreement shall become effective at such time on or after the Closing Date when it shall have been executed by the Borrower, the Guarantors and the Agent, and the Agent shall have received copies hereof (telefaxed or otherwise) which, when taken together, bear the signatures of each Lender, and thereafter this Credit Agreement shall be binding upon and inure to the benefit of the Borrower, the Guarantors, the Agent and each Lender and their respective successors and assigns.

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

           11.14     Source of Funds.
                     ----------------
           Each of the Lenders hereby represents and warrants to the Borrower that at least one of the following statements is an accurate representation as to the source of funds to be used by such Lender in connection with the financing hereunder:

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

           11.15     Conflict.
                     ---------
           To the extent that there is a conflict or inconsistency between any provision hereof, on the one hand, and any provision of any Credit Document, on the other hand, this Credit Agreement shall control.

           11.16    Arbitration; Consent to Jurisdiction and Service of Process.
                    ------------------------------------------------------------
           (a) Upon demand of any party hereto, whether made before or after institution of any judicial action, any dispute, claim or controversy arising out of or connected herewith or with the Credit Documents ("Disputes") shall be resolved by binding arbitration as provided herein. Disputes may include, without limitation, tort claims, counterclaims, claims brought as class actions and claims arising herefrom or from Credit Documents executed in the future. Arbitration shall be conducted under the Commercial Financial Disputes Arbitration Rules (the "Arbitration Rules") of the American Arbitration Association and Title 9 of the U.S. Code. All arbitration hearings shall be conducted in Charlotte, Mecklenburg County, North Carolina, or such other place as agreed to in writing by the parties. A judgment upon the award may be entered in any court having jurisdiction, and all decisions shall be in writing. The panel from which all arbitrators are selected shall be comprised of licensed attorneys having at least ten years' experience representing parties in secured lending transactions. Notwithstanding the foregoing, this arbitration provision does not apply to disputes under or related to interest protection agreements.

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






                           [Signature Page to Follow]

           IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Credit Agreement to be duly executed and delivered as of the date first above written.

BORROWER:                              BENIHANA INC.,
---------
                                       a Delaware corporation


                                       By: /s/ Joel A. Schwartz
                                       -------------------------------------
                                       Name:   Joel A. Schwartz
                                       Title:  President

SUBSIDIARY
----------
GUARANTORS:
-----------                            1501 BROADWAY RESTAURANT CORP.
                                       a New York corporation
                                       BENIHANA BETHESDA CORP.,
                                       a New York corporation
                                       BENIHANA BRICKELL STATION CORP.,
                                       a Delaware corporation
                                       BENIHANA CARLSBAD CORP.,
                                       a Delaware corporation
                                       BENIHANA ENCINO CORP.,
                                       a California corporation
                                       BENIHANA INTERNATIONAL CORP.,
                                       a Delaware corporation
                                       BENIHANA LINCOLN ROAD CORP.,
                                       a Delaware corporation
                                       BENIHANA LOMBARD CORP.,
                                       a Illinois corporation
                                       BENIHANA MARINA CORP.,
                                       a California corporation
                                       BENIHANA MONTEREY CORPORATION,
                                       a Delaware corporation
                                       BENIHANA NATIONAL CORP.,
                                       a Delaware corporation
                                       BENIHANA NATIONAL OF FLORIDA CORP.,
                                       a Delaware corporation
                                       BENIHANA NEW YORK CORP.,
                                       a Delaware corporation
                                       BENIHANA ONTARIO CORP.,
                                       a Delaware corporation
                                       BENIHANA ORLANDO CORP.,
                                       a Delaware corporation
                                       BENIHANA OF PUENTE HILLS CORP.,
                                       a Delaware corporation
                                       BENIHANA SCHAUMBURG CORP.,
                                       a Delaware corporation


                           [signature pages continue]

                                       BENIHANA STATE & ELM CORP.,
                                       a Delaware corporation
                                       BENIHANA SUNRISE CORP.,
                                       a Delaware corporation
                                       BENIHANA WESTBURY CORP.
                                       a Delaware corporation
                                       BENIHANA WHEELING CORP.
                                       a Delaware corporation
                                       BIG SPLASH KENDALL CORP.,
                                       a Delaware corporation
                                       HARU AMSTERDAM AVENUE CORP.
                                       a New York corporation
                                       HARU FOOD CORP.
                                       a New York corporation
                                       HARU HOLDING CORP.
                                       a Delaware corporation
                                       HARU PARK AVENUE CORP.,
                                       a Delaware corporation
                                       HARU THIRD AVENUE CORP.
                                       a New York corporation
                                       HARU TOO, INC.,
                                       a New York corporation
                                       MAXWELL INTERNATIONAL INC.,
                                       a Delaware corporation
                                       NOODLE TIME, INC.,
                                       a Florida corporation
                                       RA AHWATUKEE RESTAURANT CORP.,
                                       a Delaware corporation
                                       RA KIERLAND RESTAURANT CORP.,
                                       a Delaware corporation
                                       RA SCOTTDALE CORP.,
                                       a Delaware corporation
                                       RA TEMPE CORP.,
                                       a Delaware corporation
                                       RUDY'S RESTAURANT GROUP, INC.,
                                       a Nevada corporation
                                       TEPPAN RESTAURANTS LTD.,
                                       a California corporation
                                       THE SAMURAI, INC.,
                                       a New York corporation


                                      By:/s/ Joel A. Schwartz
                                      ----------------------------------------
                                      Name:   Joel A. Schwartz
                                      Title:  President of each of the foregoing
                                              Subsidiary Guarantors



                           [signature pages continue]

                                       BENIHANA LAS COLINAS CORP.,
                                       a Texas corporation
                                       BENIHANA OF TEXAS, INC.,
                                       a Texas corporation
                                       BENIHANA WOODLANDS CORP.,
                                       a Texas corporation


                                       By:/s/ Joel A. Schwartz
                                       ----------------------------------------
                                       Name:   Joel A. Schwartz
                                       Title:  Authorized Agent of each of the
                                               foregoing Subsidiary Guarantors

LENDERS:                               WACHOVIA BANK, NATIONAL ASSOCIATION,
-------
                                       individually in its capacity as a Lender and in its capacity as Agent


                                       By:/s/ Daniel N. Gonzalez
                                       ----------------------------------------
                                       Name:   Daniel N. Gonzalez
                                       Title:  Senior Vice President

                                                                  Exhibit 13.01
                                  Annual Report

SELECTED FINANCIAL DATA

                                                                                   YEARS ENDED
                                                      March 30,         March 31,          April 1,        March 26,      March 28,
                                                        2003              2002               2001            2000           1999
                                                        ----              ----               ----            ----           ----
                                                                                     (53 wk yr)
                                                                   (In thousands, except per share information)
CONSOLIDATED STATEMENTS
OF EARNINGS DATA:

Total revenues                                          $189,244         $171,507          $163,243          $137,477      $119,149
Cost of food and beverage sales                           46,182           42,754            43,301            36,588        30,964
Restaurant operating expenses                            111,725           99,707            89,427            74,088        65,188
Restaurant opening costs                                     485            1,228             1,453               566            12
Marketing, general and administrative
    expenses                                              15,512           13,373            13,690            11,402        11,343
Impairment charge                                                             438
Interest expense, net                                        528              990             1,233             1,297         1,644
Minority interest                                            477              100                40                81
Income before income taxes                                14,335           12,917            14,099            13,455         9,998
Net income                                                 9,473            8,829             9,091             8,733         6,518
Basic earnings
    per common share (1)                                    1.08             1.16              1.28              1.23          0.92
Diluted earnings
    per common share (1)                                    1.01             1.11              1.20              1.14          0.88

CONSOLIDATED BALANCE SHEET
DATA:

Total assets                                            $128,481          $98,301           $85,929           $75,445       $60,868
Long-term debt including
    current maturities                                    22,000                             14,645            14,646        12,407
                                                                 6,000
Stockholders' equity                                      85,631           73,713            52,685            43,545        34,699

OTHER FINANCIAL DATA:

Capital expenditures                                     $27,418          $13,944           $14,611            $9,643        $7,212

(1) On June 7, 2002, the Board of Directors declared a 15% stock dividend in Class A stock on both the Class A Shares and Common Shares. The stock dividend was paid on August 12, 2002 to holders of record July 15, 2002. As a result, basic and diluted earnings per common share are shown as if the stock dividend had been in existence for each fiscal year presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Condition and Results of Operations

Overview
--------
Summary of results

Summary highlights of our fiscal 2003 year compared to the previous year:

o the eleventh consecutive year of total sales increases and comparable restaurant sales increases,
o  acquired a chain of four RA Sushi restaurants,
o opened two new Benihana teppanyaki-style restaurants in The Woodlands and Las Colinas, Texas,
o  earnings per share diluted of $1.01 compared to $1.11,
o revised our credit facility, gaining flexibility to finance the Company's continued profitable growth,
o restaurant operating profit (restaurant sales less cost of food and beverage sales and restaurant operating expenses) increased 8.8% to approximately $30.0 million, and
o  net income increased 7.3% to approximately $9.5 million.

Our Business

We have operated teppanyaki-style Japanese restaurants in the United States for over 38 years, and we believe we are the largest operator of teppanyaki-style restaurants in the country. Our core concept, the traditional Benihana restaurant, offers teppanyaki-style Japanese cooking in which fresh steak, chicken and seafood is prepared by a Benihana chef on a steel grill which forms a part of the table on which the food is served. Our Haru concept offers an extensive menu of Japanese fusion dishes in a high energy, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cuisine. Our RA Sushi concept, acquired in December 2002, offers sushi and a full menu of Pacific-Rim dishes in a high energy environment featuring upbeat design elements and music.

At March 30, 2003 we:

o owned and operated 53 Benihana teppanyaki-style Japanese dinnerhouse restaurants,
o  franchised others to operate 19 additional Benihana restaurants,
o  owned and operated five Haru restaurants in New York City,
o owned and operated four RA Sushi restaurants in the greater Phoenix Metropolitan area, and
o  owned and operated one Doraku restaurant in Miami Beach, Florida.

Outlook
-------

We continued to grow in fiscal 2003, despite a challenging environment. We completed the highly promising acquisition of the RA Sushi restaurants, our Haru restaurants enjoyed steady growth and we opened two new teppanyaki restaurants. Subsequent to year-end, we opened a teppanyaki restaurant in Westbury, New York and have seven other new teppanyaki and sushi restaurants under development. In addition, we have successfully addressed important cost issues that will contribute to the Company's near and long-range profitability, including the cost of the health care program and significantly improving productivity while maintaining our high standards of quality service.

We believe that our revenues will increase next year due to the aforementioned newly opened teppanyaki restaurant in Westbury, New York and the opening of six of the seven new restaurants under development, having one full year of RA Sushi sales and from continuing increases in customer counts at restaurants open for longer than one year. We expect food and beverage costs along with marketing, general and administrative expenses to remain in line and to benefit from the aforementioned cost cutting measures put in place in fiscal 2003. However, the current prolonged slowdown in the economy may result in flat to negative comparable restaurant sales increases as well as less than anticipated sales from new restaurant openings.

Operating results
-----------------

Revenues

Revenues consist of the sales of food and beverages at our restaurants and royalties and licensing fees from franchised restaurants. Revenues are dependent upon the number of patrons that visit our restaurants and franchisees' restaurants and the average check amounts.

The following table shows revenues and percentage increases for the past three years:

(Dollar amounts are expressed in thousands)

                                                              Fiscal year ended
                                -----------------------------------------------------------------------------------
                                                                       2002                        2001
                                           2003                                                 (53 wk yr)
                                -----------------------------------------------------------------------------------
                                          Percentage                  Percentage                   Percentage
                                          change                      change                       change
                                          from 2002                   from 2001                    from 2000
  -----------------------------------------------------------------------------------------------------------------
  Restaurant sales                  $187,913         10.5%      $170,051          5.1%       $161,865         18.7%
  Franchise fees
    and royalties                      1,331         (8.6%)        1,456          5.7%          1,378         26.7%
  ------------------------------------------------------------------------------------------------------------------
  Total revenues                    $189,244         10.3%      $171,507          5.1%       $163,243         18.7%
  ------------------------------------------------------------------------------------------------------------------

The table below shows the amount of the changes in restaurant sales and the nature of the changes.

(Dollar amounts are expressed in thousands)

                                                                                    Fiscal year ended
                                                                     ------------------------------------------------
                                                                             2003             2002           2001
                                                                                                          (53 wk yr)
  -------------------------------------------------------------------------------------------------------------------
  Amount of increase from prior year                                         $17,862          $8,186         $25,476
  Increase in sales from restaurants opened
      or owned longer than one year                                            7,206           1,808          13,847
  Increase from new restaurants                                                8,897           9,580           2,345
  Increase from acquired restaurants                                           3,226                           6,082
  Increase from sales at existing units while
    not comparable due to remodeling closures                                    330
  Effect of additional week in fiscal 2001                                                    (3,202)          3,202
  Closed units                                                                (1,797)

We believe that the Benihana style of presentation makes us a unique choice for customers. We believe that customers who are seeking greater value for their dining budget appreciate the entertainment value provided by the chef cooking directly at their table. We continued our multi-year program to build capacity in our existing restaurants through adding additional tables and sushi bars. Sales over the past two years have also increased as a result of an increasing trend for sushi as a menu item. We believe that we are the largest restaurant chain offering sushi to consumers nationwide. Sushi bars have been added to most of the Benihana restaurants over the past several years.


2003 compared to 2002

Revenues increased 10.3% in fiscal 2003 when compared to fiscal 2002. Restaurant sales increased $17,862,000 in fiscal 2003 when compared to the prior fiscal year. The increase is mainly attributable to increases in comparable restaurant sales of $7,206,000 and from increases in sales from new restaurants of $8,897,000. Comparable restaurant sales growth for restaurants opened longer than one year was 4.4% in fiscal 2003. Guest counts increased 9.4% to 7.6 million. The average per guest check amount was $23.45 at the teppanyaki restaurants, $28.22 at the Haru restaurants, $20.56 at the Doraku restaurants and $19.15 at the RA Sushi restaurants. The average per guest check amount decreased in the Benihana teppanyaki restaurant due to customers trading down the menu and a decrease in alcoholic beverage sales in response to the economic slump.

Sales revenues were positively affected by the increase in guest counts in fiscal 2003 when compared to the 9/11 affected fiscal 2002. The increase in customer counts was tempered by a slowing economy, the Iraqi war as well as the inclement weather in the fourth quarter.

We closed two restaurants in fiscal 2003. The Louisville teppanyaki restaurant closed the last week of the fiscal year after its lease expired. The Chicago Doraku restaurant closed in February 2003 and it is in the process of being converted to a RA Sushi restaurant.

2002 compared to 2001

Revenues increased 5.1% in fiscal 2002 when compared to fiscal 2001. Restaurant sales increased $8,186,000 in fiscal 2002 when compared to fiscal 2001 (which included an additional week which produced $3,202,000 of sales). The increase is mainly attributable to the five new restaurants opened in fiscal 2002 which accounted for $9,580,000 of sales. Comparable restaurant sales growth for restaurants opened longer than one year was 1.1% in fiscal 2002. Guest counts increased 2.4% to 7.0 million. The average per guest check amount was $23.61 at the teppanyaki restaurants, $26.50 at the Haru restaurants and $15.53 at the Doraku restaurants.

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

                                                                                   Year ended
                                                                 ------------------------------------------------
                                                                          2003             2002            2001
                                                                 ------------------------------------------------
  Cost as a percentage of restaurant sales:
  Cost of food and beverage sales                                          24.6%           25.1%           26.8%
  Restaurant operating expenses                                            59.5%           58.6%           55.2%
  Restaurant opening costs                                                   .3%             .7%             .9%
  Marketing, general and administrative expenses                            8.3%            7.9%            8.5%

  Amount of change from prior year:
  Cost of food and beverage sales                                         $3,428         $ (547)          $6,713
  Restaurant operating expenses                                           12,018         10,280           15,339
  Restaurant opening costs                                                 (743)           (225)             889
  Marketing, general and administrative expenses                           2,139           (317)           2,288
  Interest expense, net                                                    (462)           (243)            (64)

  Percentage increase or (decrease) from prior year:
  Cost of food and beverage sales                                           8.0%          (1.3%)           18.3%
  Restaurant operating expenses                                            12.1%          11.5%            20.7%
  Restaurant opening costs                                               (60.5%)         (15.5%)          157.4%
  Marketing, general and administrative expenses                           16.0%          (2.3%)           20.1%
  Interest expense, net                                                  (46.7%)         (19.7%)          (4.9%)

2003 compared to 2002

Cost of food and beverage sales increased in absolute amount, but decreased when expressed as a percentage of sales in fiscal 2003 when compared to fiscal 2002. The increase in absolute amount is attributable to an increase in sales. The decrease when expressed as a percentage of sales is attributable to lower commodity prices, principally shrimp, in the current fiscal year.

Restaurant operating expenses increased in absolute amount and when expressed as a percentage of sales in fiscal 2003 when compared to fiscal 2002. The increase was attributable to increased labor and related costs, an increase in property and liability insurance expense and increased depreciation and amortization expenses. The increase in labor and related costs relates principally to the increase in health care benefits costs and declining productivity coupled with increasing overtime wages during the first two quarters of fiscal 2003 compared to the equivalent periods of fiscal 2002. Property and liability insurance expense increased from an increase in premiums. Lastly, depreciation and amortization increased due to new restaurant properties placed into service and other capital expenditures made to the existing restaurant portfolio in the current year compared to the previous fiscal year.

Restaurant opening costs decreased in fiscal 2003 when compared to fiscal year 2002 as a result of the relatively large expenses associated with the three Haru openings in the preceding fiscal year. In fiscal year 2003, restaurant opening costs related to the new Benihana restaurants in The Woodlands and Las Colinas, Texas and to the new Benihana in Westbury, New York which opened during the second week of fiscal 2004.

Marketing, general and administrative costs increased in absolute amount and when expressed as a percentage of sales in fiscal 2003 when compared to fiscal 2002. The increase was attributable to increased salaries and benefits from additional management personnel who were hired by the Company in connection with the acquisition of the RA Sushi concept. Additionally, advertising expenses increased in the current year as a result of increased planned advertising expenditures.

Interest expense, net, decreased in 2003 fiscal year when compared to fiscal 2002. The decrease was a result of lower average borrowings outstanding coupled with lower interest rates in the current fiscal year compared to the previous fiscal year.

Our effective income tax rate increased in fiscal 2003 to 33.9% from 31.6% in fiscal 2002. The increase was due to an increase in net pre-tax income coupled with a relatively fixed amount of Federal tax credit for FICA taxes paid on reported tip income.

2002 compared to 2001

Cost of food and beverage sales decreased in absolute amount and as a percentage of sales in fiscal 2002 when compared to fiscal 2001. The decrease was attributable to lower commodities costs, principally shrimp costs, in fiscal year 2002 compared to fiscal 2001.

Restaurant operating expenses increased in absolute amount and when expressed as a percentage of sales in fiscal 2002 from fiscal 2001. The increase was attributable to higher labor costs, occupancy costs and depreciation and amortization expenses. The increased labor costs were due to maintaining full restaurant staffs following the tragic events of September 11, which had a negative effect on restaurant operating expenses as a percentage of sales. Also, labor costs increased due to higher labor costs during the start-up period of the three new Haru restaurants and two new Benihana restaurants that opened during fiscal 2002. Additionally, higher occupancy costs and depreciation and amortization expenses relating to the five new restaurants negatively affected restaurant operating expenses in absolute amount and when expressed as a percentage of sales.

Restaurant opening costs decreased in fiscal 2002 when compared to fiscal 2001. The decrease was attributable to pre-opening expenses in fiscal 2001 that related to the new Haru restaurants.

Marketing, general and administrative costs decreased in total dollar amount in fiscal 2002 when compared to fiscal 2001. We incurred higher legal costs in fiscal 2002 to defend the wage and hour disputes discussed in Note 11 of the notes to our consolidated financial statements. The increase in legal fees was offset in part by a decrease in amortization expense resulting from the cessation of the amortization of goodwill as a result of implementation of SFAS 142.

Interest expense decreased in fiscal 2002 when compared to fiscal 2001. The decrease was attributable to a significant decrease in the interest rates on our borrowings under our credit facility as well as a decrease in the borrowings in fiscal 2002 compared to the previous comparable fiscal year. The Company capitalized $12,000 and $345,000 of construction period interest during fiscal 2002 and 2001, respectively.

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

Our financial resources


We have borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan and a revolving line of credit facility, both of which were renegotiated on December 3, 2002. The renegotiated credit agreement increased the term loan facility to $16,000,000. The line of credit facility allows us to borrow up to $15,000,000 through December 31, 2007. At March 30, 2003, we had $9,000,000 available for borrowing under the revolving line of credit. The full amount of the term loan, $16,000,000, was outstanding at March 30, 2003 and is payable in quarterly installments of $750,000 through December 2004 and $833,333 thereafter until the term loan matures in December 2007. The interest rate at March 30, 2003 of both the line of credit and the term loan was approximately 2.38%. We have the option to pay interest at Wachovia's prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio that the sum of earnings before interest, taxes, depreciation and amortization has to our total indebtedness. The loan agreements limit our capital expenditures, require that we maintain certain financial ratios and profitability amounts and prohibit the payment of cash dividends.

In fiscal 2001, we entered into a master lease agreement with Wachovia and two other banks that provided financing for up to $25,000,000 for new restaurant acquisition and construction. Management determined that more favorable rates were available under our line of credit and accordingly we terminated this arrangement on June 12, 2002 by borrowing $5,000,000 from the line of credit and using $8,000,000 in cash to pay off the outstanding facility balance and we acquired the three restaurant properties that were financed under the facility.

Since restaurant businesses generally do not need relatively large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses have deficiencies in working capital.

The following table summarizes the sources and uses of cash (in thousands).

                                                          Fiscal year ended
                                                      --------------------------
                                                        2003              2002
                                                      --------------------------
    Cash provided by operations                       $18,279           $15,231
    Cash (used in) investing activities               (38,782)          (13,959)
    Cash provided by financing activities              17,740             2,855
                                                      --------------------------
    (Decrease) increase in cash                       ($2,763)          $ 4,127
                                                      --------------------------

Operating activities
--------------------
Cash provided by operations increased during the year from fiscal 2002 primarily as a result of increased earnings and noncash items such as depreciation and amortization as well as changes in operating assets and liabilities.


Investing activities
--------------------
Expenditures for property and equipment were $27,418,000, an increase of $13,474,000 from the prior fiscal year. Approximately $13 million of the total expenditures related to teppanyaki restaurants that we originally financed under the master lease agreement which was terminated June 12, 2002. We expended an additional $8.2 million for the construction of new restaurants.

We expect to expend approximately $14 million for the development of new restaurants during the 2004 fiscal year. We also intend to remodel several restaurants during our 2004 fiscal year. The total cost of these renovations are expected to be approximately $12 million. We do not expect that sufficient cash will be provided from operations and the availability under our revolving line of credit will be adequate to pay for expansion and renovation programs. To complete these programs, we will need to increase our revolving line of credit with Wachovia or pursue other financing alternatives. There is no assurance that we will be successful in obtaining such financing which will force us to curtail our plans.

We purchased RA Sushi, a privately owned Arizona chain that operates four restaurants for a cash price of approximately $11.4 million, approximately $1.2 million of debt assumption and other costs of approximately $0.5 million. The acquisition was financed from our renegotiated credit agreement.

Financing activities
--------------------
Our total indebtedness increased by $16,000,000 from the end of fiscal 2002 as a result of increased bank borrowings to acquire RA Sushi. We had net borrowings of $10,000,000 under the renegotiated term loan portion of the credit agreement and $6,000,000 under the revolving line of credit. We repaid $702,000 of leases that are considered to be capital in nature. We also realized $1,929,000 from the exercise of stock options as compared to $1,235,000 in the previous fiscal year.

The impact of inflation
-----------------------
The Company does not believe that inflation has had a material effect on sales or expenses during the last three years other than labor costs. The Company's restaurant operations are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of the Company's food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage have increased the Company's labor costs in the last two years. To the extent permitted by competition, the Company has mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years.


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

Critical accounting policies and estimates
------------------------------------------
The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reported period. (See Note 1 of notes to consolidated financial statements included in this Annual Report).

Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

We record all property and equipment at cost less accumulated depreciation. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful life of the assets or the lease terms of the respective leases. The useful life of property and equipment and the determination as to what constitutes a capitalized cost versus a repair and maintenance expense involves judgments by management. These judgments may produce materially different amounts of depreciation expense if different assumptions were used.

We periodically assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the assets to the future cash flows to be generated by the asset. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and an impairment charge is taken against results of operations.

We periodically review the recoverability of goodwill based primarily upon an analysis of cash flows of the related investment assets compared to the carrying value or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The analysis involves judgments by management which may produce materially different results if different assumptions are used in the analysis.

We are self-insured for a significant portion of our employee health and workers' compensation programs. The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The accrued liability associated with these programs is based on our estimate of the ultimate costs to be incurred to settle known claims and an estimate of claims incurred but not reported to the Company as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

We estimate certain components of our provision for income taxes. These estimates include, but are not limited to, effective state and local income tax amounts, allowable tax credits for items such as FICA taxes paid on reported tip income and estimates related to depreciation expense allowable for tax purposes. Our estimates are made based on the best available information at the time that we prepare the provision. We usually file our income tax returns many months after our fiscal year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws or the Company's application of such laws to its business. (See Note 10 to our consolidated financial statements).

New accounting pronouncements that may affect our financial reporting
---------------------------------------------------------------------
In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards ("SFAS") SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45 provides that initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The implementation of FIN 45 did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS No. 123". SFAS No. 148 provides alternative methods for an entity that voluntarily charges for the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123. This Statement also requires prominent disclosure related to stock-based employee compensation in both annual and interim financial reporting. This Statement is effective for fiscal years ending after December 15, 2002. Other than the new disclosure provisions, this Statement did not have any impact on our consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". FIN 46 provides guidance on identifying variable interest entities and assessing whether or not a variable interest entity should be consolidated. The provisions of FIN 46 are to be applied immediately to variable interest entities created after January 31, 2003. For variable interest entities created on or before January 31, 2003, the provisions of FIN 46 are to be applied no later than the beginning of the first interim period beginning after June 15, 2003. We do not expect the implementation of FIN 46 to have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003. We do not expect the implementation of SFAS No. 149 to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the implementation of SFAS No. 150 to have a material impact on our consolidated financial statements.

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

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share information)

Year ended                                                                          March 30,           March 31,        April 1,
                                                                                      2003                2002             2001
------------------------------------------------------------------------------------------------------------------------------------

Revenues

Restaurant sales                                                                      $187,913          $170,051         $161,865
Franchise fees and royalties                                                             1,331             1,456            1,378
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                         189,244           171,507          163,243
------------------------------------------------------------------------------------------------------------------------------------

Costs and Expenses

Cost of food and beverage sales                                                         46,182            42,754             43,301
Restaurant operating expenses                                                          111,725            99,707             89,427
Restaurant opening costs                                                                   485             1,228              1,453
Marketing, general and administrative expenses                                          15,512            13,373             13,690
Impairment charge                                                                                            438
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                               173,904           157,500            147,871
------------------------------------------------------------------------------------------------------------------------------------

Income from operations                                                                  15,340            14,007             15,372
Interest expense, net                                                                      528               990              1,233
Minority interest                                                                          477               100                 40

------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                              14,335            12,917             14,099
Income tax provision                                                                     4,862             4,088              5,008
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                              $9,473            $8,829             $9,091
------------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share

Basic earnings per common share (1)                                                      $1.08             $1.16              $1.28
Diluted earnings per common share (1)                                                    $1.01             $1.11              $1.20
------------------------------------------------------------------------------------------------------------------------------------

(1) On June 7, 2002, the Board of Directors declared a 15% stock dividend in Class A stock on both the Class A Shares and Common Shares. The stock dividend was paid on August 12, 2002 to holders of record July 15, 2002. As a result, basic and diluted earnings per common share are shown as if the stock dividend had been in existence for each fiscal year presented.

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)
                                                                                               March 30,                  March 31,
                                                                                                  2003                      2002
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets:
     Cash and cash equivalents                                                                      $2,299                 $ 5,062
     Receivables                                                                                       626                     990
     Inventories                                                                                     5,328                   4,097
     Prepaid expenses                                                                                2,236                   2,530
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                10,489                  12,679

Property and equipment, net                                                                         84,482                  61,971
Deferred income taxes, net                                                                           1,172                   1,963
Goodwill, net                                                                                       27,131                  16,478
Other assets                                                                                         5,207                   5,210
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $128,481                 $98,301
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued expenses                                                        $ 19,407                 $16,921
     Current maturity of bank debt                                                                   3,000                   3,000
     Current maturities of obligations
          under capital leases                                                                         373                     668
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                           22,780                  20,589

Long-term debt - bank                                                                               19,000                   3,000
Obligations under capital leases                                                                       299                     705

Minority Interest                                                                                      771                     294
Commitments and Contingencies
Stockholders' Equity:
     Common stock - $.10 par value; convertible into Class A Common stock;
         authorized - 12,000,000 shares; issued and outstanding - 3,184,479
         and 3,276,179 shares in 2003 and 2002, respectively                                           318                     328
     Class A Common stock - $.10 par value; authorized -
         20,000,000 shares; issued and outstanding -
         5,595,084 and 4,151,319 shares in 2003 and 2002, respectively                                 560                     415
     Additional paid-in capital                                                                     48,444                  26,926
     Retained earnings                                                                              36,452                  46,160
     Treasury stock - 10,828 and 9,177 shares of Common
         stock at cost, respectively                                                                 (143)                    (116)
-----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                          85,631                  73,713
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $128,481                 $98,301
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share information)

                                                                           Class A   Additional                          Total
                                                      Preferred   Common   Common     Paid-in    Retained   Treasury   Stockholders'
                                                        Stock      Stock    Stock     Capital    Earnings     Stock      Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 26, 2000                                  $ 1       $358      $258    $ 14,756     $28,288    $ (116)      $43,575
     Net income                                                                                     9,091                   9,091
     Dividend on preferred stock                                                                      (43)                    (43)
     Issuance of 2,500 shares of common stock
         under exercise of options                                                         14                                  14
     Issuance of 9,511 shares of Class A
         common stock under exercise of options                                 1          77                                  78

------------------------------------------------------------------------------------------------------------------------------------

Balance, April 1, 2001                                      1       358       259      14,847       37,336     (116)       52,685
     Net income                                                                                      8,829                  8,829
     Tax benefit from stock options                                                       352                                 352
      Dividend on preferred stock                                                                       (5)                    (5)
      Conversion of 700 shares of preferred stock
           into 105,267 shares of Class A common stock     (1)                 11         (10)
     Conversion of 316,937 shares of common
         stock into Class A common stock                             (31)      31
      Issuance of 1,000,000 shares of Class A common
          stock, net of offering costs                                        100      10,517                              10,617
     Issuance of 14,000 shares of common stock
         under exercise of options                                     1                   39                                  40
     Issuance of 139,406 shares of Class A
         common stock under exercise of options                                14       1,181                               1,195

------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002                                              328      415      26,926       46,160      (116)      73,713
     Net income                                                                                      9,473                  9,473
     Tax benefit from stock options                                                       517                                 517
     Issuance of 1,141,050 shares of Class A
          common stock for stock dividend                                     115      19,089      (19,181)      (23)
     Conversion of 100,700 shares of common
         stock into Class A common stock                             (10)      10
     Purchase of treasury stock                                                                                   (4)          (4)
     Issuance of 9,000 shares of common stock
         under exercise of options                                                         43                                  43
     Issuance of 178,865 shares of Class A
         common stock under exercise of options                                18       1,708                               1,726
     Issuance of 150 shares of Class A common
         stock for incentive compensation                                                   3                                   3
     Issuance of 23,000 shares of Class A common
          stock under exercise of warrant                                       2         158                                 160

------------------------------------------------------------------------------------------------------------------------------------

Balance, March 30, 2003                                            $ 318    $ 560      $48,444      $36,452    $ (143)    $85,631
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share information)

                                                                                            March 30,       March 31,      April 1,
Year ended                                                                                    2003            2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                                              $ 9,473          $8,829        $9,091
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                          7,375           5,898         5,178
        Minority interest                                                                        477             100            40
        Deferred income taxes                                                                    791           1,010           317
        Issuance of common stock for incentive compensation                                        3
        Loss on disposal of assets                                                               120             207            63
        Write-down of impaired assets                                                                            438
        Change in operating assets and liabilities that provided
        (used) cash:
          Receivables                                                                            364            (256)         (253)
          Inventories                                                                         (1,085)             52          (536)
          Prepaid expenses                                                                       351          (1,408)         (357)
          Other assets                                                                          (431)           (228)         (497)
          Accounts payable and accrued expenses                                                  841             589         1,935
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                     18,279          15,231        14,981
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
     Business acquisition, net of cash acquired                                              (11,353)
     Expenditures for property and equipment                                                 (27,418)       (13,944)      (14,611)
     Other                                                                                       (11)           (15)          (19)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                        (38,782)       (13,959)      (14,630)
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
     Dividends paid on preferred stock                                                                           (5)          (43)
     Proceeds from issuance of long-term debt                                                 34,800         15,000         6,500
     Repayment of long-term debt and obligations under capital leases                        (19,502)       (24,344)       (7,130)
     Proceeds from issuance of Class A Common stock                                                          10,617
     Proceeds from issuance of common stock and
         Class A Common stock under exercise of options                                        1,929          1,235            92
     Tax benefit from stock option exercise                                                      517            352
     Purchase of treasury stock                                                                   (4)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                           17,740          2,855          (581)
------------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                          (2,763)         4,127          (230)
Cash and cash equivalents, beginning of year                                                   5,062            935         1,165
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                        $2,299         $5,062         $ 935
------------------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
Cash paid during the fiscal year for:
     Interest                                                                                 $  423         $1,030        $1,376
     Income taxes                                                                             $3,055         $3,831        $6,254
Business acquisitions, net of cash acquired:
     Fair value of assets acquired, other than cash                                           $2,346
     Liabilities assumed                                                                      (1,646)
     Purchase price in excess of the net assets acquired                                      10,653
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             $11,353
------------------------------------------------------------------------------------------------------------------------------------

During fiscal 2003, 100,700 shares of common stock were converted into 100,700 shares of Class A common stock.
During fiscal 2003, a stock dividend of 1,141,050 shares of Class A common stock was paid.
During fiscal 2002, 316,937 shares of common stock were converted into 316,937 shares of Class A common stock.
During fiscal 2002, 700 shares of preferred stock were converted into 105,267 shares of Class A common stock.

See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 30, 2003, MARCH 31, 2002 AND APRIL 1, 2001
------------------------------------------------------------

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Operations - Benihana Inc., including its majority owned subsidiaries (the "Company"), owned and operated 53 teppanyaki style and 10 sushi restaurants and franchised 19 others as of March 30, 2003. The Company has the rights to open, license and develop Benihana restaurants in the United States, Central and South America and the Caribbean islands.

           Basis of Presentation - The consolidated financial statements include the assets, liabilities and results of operations of the Company's majority-owned subsidiaries. The ownership of other interest holders including attributable income is reflected as minority interest. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates within only one reportable operating segment.

           The Company has a 52/53-week fiscal year. The fiscal years ended March 30, 2003 and March 31, 2002 consisted of 52 weeks and the year ended April 1, 2001 consisted of 53 weeks.

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

           Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal 2003 classifications.

           Franchise and Royalties Revenue Recognition - The Company recognizes initial franchise fees as income when substantially all of its obligations are satisfied, which generally coincides with the opening of the franchised restaurants. The Company also receives continuing royalties based upon a percentage of each franchised restaurant's gross revenues. Royalties are recognized as income when earned.

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

           The Company capitalizes all direct costs incurred to construct restaurants. Upon opening, these costs are depreciated and charged to expense based upon their useful life classification. The amount of interest capitalized in connection with restaurant construction was approximately $12,000 in fiscal 2002 and was $345,000 in fiscal year 2001.

           Accounting for Long-Lived Assets - The Company periodically evaluates its net investment in restaurant properties for impairment for events or changes in circumstances that indicate the carrying amounts of an asset may not be recoverable. During fiscal 2002, the Company recorded an impairment charge of $438,000 for the write-down to fair value of property and equipment at a Doraku restaurant. No impairments occurred in fiscal years 2003 and 2001.

           Accounting for Goodwill - The Company periodically reviews goodwill for impairment and writes-down the carrying amount of goodwill to results of operations when the recorded value of goodwill is determined to be more than their fair value.

           The Company adopted the provisions of SFAS No. 142 effective the beginning of the first quarter of fiscal 2002. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards did not affect previously reported financial information. The principal effect of implementing SFAS No. 142 was the cessation of the amortization of goodwill; however, impairment reviews may result in future write-downs. Goodwill amortization amounted to $898,000 or $.13 per diluted share in fiscal 2001. The Company reviewed goodwill for possible impairment during fiscal 2003 and 2002 and determined that there was no impairment.

           Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and net income per share would have been as follows:

           (In thousands except for earnings per share amounts)

                                                                         March 30,             March 31,            April 1,
                                                                           2003                   2002               2001
                                                                     ----------------      ----------------      --------------

         Reported net income                                                  $9,473                $8,829              $9,091
         Add back: Goodwill amortization, net of tax                                                                       898
                                                                     ----------------      ----------------      --------------
         Adjusted net income                                                  $9,473                $8,829              $9,989
                                                                     ================      ================      ==============
         Basic earnings per share:
         Reported net income                                                   $1.08                 $1.16               $1.28
         Goodwill amortization, net of tax                                                                                 .13
                                                                     ----------------      ----------------      --------------
         Adjusted net income                                                   $1.08                 $1.16               $1.41
                                                                     ================      ================      ==============
         Diluted earnings per share:
         Reported net income                                                   $1.01                 $1.11               $1.20
         Goodwill amortization, net of tax                                                                                 .13
                                                                     ----------------      ----------------      --------------
         Adjusted net income                                                   $1.01                 $1.11               $1.33
                                                                     ================      ================      ==============

           Accounting for the Costs of Computer Software Developed or Obtained for Internal Use - The Company capitalizes and records in other assets the cost of computer software obtained for internal use and amortizes such costs over a three-year period.

           Derivative Instruments - The Company does not currently utilize interest rate swap agreements to hedge exposure to fluctuations in variable interest rates. The Company had entered into an interest swap agreement which expired on May 1, 2002.

           Stock-Based Compensation - The Company accounts for stock-based compensation under the intrinsic value method of accounting for stock-based compensation. Therefore, the Company generally recognizes no compensation expense with respect to such awards because options are generally granted at the fair market value of the underlying shares on the date of the grant. The Company has disclosed pro forma net income and earnings per share amounts using the fair value method.

           Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on net income and earnings per share for the three most recent fiscal years.

                                                                         March 30,             March 31,            April 1,
                                                                           2003                   2002               2001
                                                                     ----------------      ----------------      --------------

         Net Income
               As reported                                                    $9,473                $8,829              $9,091
         Total stock based employee
               compensation expense
               determined under fair value
               based method for all awards                                       754                   606                 928
                                                                     ----------------      ----------------      --------------
               Pro forma                                                      $8,719                $8,223              $8,163
                                                                     ================      ================      ==============
          Basic earnings per share
               As reported                                                     $1.08                 $1.16               $1.28
                                                                     ----------------      ----------------      --------------
               Pro forma                                                       $1.00                 $1.08               $1.15
                                                                     ================      ================      ==============
          Diluted earnings per share
               As reported                                                     $1.01                 $1.11               $1.20
                                                                     ----------------      ----------------      --------------
               Pro forma                                                        $.93                 $1.03               $1.07
                                                                     ================      ================      ==============

           As a result of the inclusion of only the grants made subsequent to fiscal 1995, the effects may not be representative of the pro forma impact in future years. The following weighted average assumptions were used in the Black-Scholes option-pricing model used in developing the above pro forma information: a risk-free interest rate of 1.8% for fiscal year 2003, 3.8% for fiscal year 2002 and 4.7% for 2001, respectively, an expected life of three years, no expected dividend yield and a volatility factor of 50%, 50% and 53% for fiscal years 2003, 2002 and 2001, respectively.

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

           The computation of basic earnings per common share and diluted earnings per common share for each year is shown below (in thousands):

                                                                         March 30,             March 31,            April 1,
                                                                           2003                   2002                2001
                                                                     ----------------      ----------------      --------------

         Net income                                                           $9,473                $8,829              $9,091
         Less preferred dividends                                                                      (5)                (43)
                                                                     ----------------      ----------------      --------------
         Income for computation of basic
              earnings per common share                                        9,473                 8,824               9,048
         Convertible preferred dividends (See Note 12)                                                   5                  43
                                                                     ----------------      ----------------      --------------
         Income for computation of diluted
              earnings per common share                                       $9,473                $8,829              $9,091
                                                                     ================      ================      ==============

         Weighted average number of common
              shares in basic earnings per share                               8,739                 7,596               7,090
         Effect of dilutive securities:
              stock options and warrants                                         670                   336                 392
              convertible preferred shares                                                              14                 121
                                                                     ----------------      ----------------      --------------
         Weighted average number of common
              shares and dilutive potential common
              shares used in diluted earnings per share                        9,409                 7,946               7,603
                                                                     ================      ================      ==============

           Recent Accounting Pronouncements Affecting the Company - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial statements.

           In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45 provides that initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The implementation of FIN 45 did not have a material impact on the Company's consolidated financial statements.

           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of SFAS No. 123". SFAS No. 148 provides alternative methods for an entity that voluntarily charges for the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123. This Statement also requires prominent disclosure related to stock-based employee compensation in both annual and interim financial reporting. This Statement is effective for fiscal years ending after December 15, 2002. Other than the new disclosure provisions, this Statement did not have any impact on the Company's consolidated financial statements.

           In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". FIN 46 provides guidance on identifying variable interest entities and assessing whether or not a variable interest entity should be consolidated. The provisions of FIN 46 are to be applied immediately to variable interest entities created after January 31, 2003. For variable interest entities created on or before January 31, 2003, the provisions of FIN 46 are to be applied no later than the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the implementation of FIN 46 to have a material impact on the Company's consolidated financial statements.

           In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the implementation of SFAS No. 149 to have a material impact on its consolidated financial statements.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the implementation of SFAS No. 150 to have a material impact on its consolidated financial statements.

2.         ACQUISITION

           The Company's financial statements and the discussion and the data presented below reflect the acquisition by the Company of RA Sushi, a privately owned Arizona chain currently operating four restaurants, on December 3, 2002. The purchase price paid in cash at closing was approximately $11.4 million, along with the assumption of approximately $1.2 million of debt and other costs of approximately $0.5 million. The purchase agreement also included a contingent purchase price provision which requires the Company to pay the seller contingent payments based on certain operating results of the acquired business for fiscal years ending 2004, 2005 and 2006. The acquisition has been accounted for using the purchase method of accounting and the operating results of RA Sushi have been included in the Company's current fiscal year consolidated statements of earnings since the date of acquisition. The excess of the purchase price over the acquired tangible and intangible net assets of approximately $10.7 million has been allocated to goodwill. The Company anticipates that all goodwill recorded in connection with the RA Sushi acquisition will be deductible for tax purposes.

           The following unaudited pro forma financial information gives effect to the acquisition as if the acquisition had occurred as of the beginning of the fiscal years presented. This pro forma financial information reflects certain adjustments such as interest expense on additional bank borrowings and related income tax effects for the periods presented.

                (In thousands except per share information):

                                                                                        March 30,                   March 31,
                                                                                           2003                       2002
                                                                                    ----------------            ---------------
                                                                                       (Unaudited)                 (Unaudited)

                Restaurant sales                                                           $193,499                   $175,584
                Net income                                                                   $9,786                     $9,237
                Basic earnings per common share                                               $1.12                      $1.22
                Diluted earnings per common share                                             $1.04                      $1.16

           These pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had taken place as of the beginning of the fiscal years presented.

3.         FAIR VALUE OF FINANCIAL INSTRUMENTS

           The carrying amounts of cash, accounts receivable and payable, and accrued liabilities approximate fair value because of the short-term nature of the items. The carrying amounts of the Company's debt and other payables approximate fair value either due to their short-term nature or the variable rates associated with these debt instruments.

4.         INVENTORIES

                Inventories consist of (in thousands):

                                                                                        March 30,                   March 31,
                                                                                           2003                       2002
                                                                                  ------------------            ---------------

                Food and beverage                                                            $1,612                     $1,568
                Supplies                                                                      3,716                      2,529
                                                                                  ------------------            ---------------

                                                                                             $5,328                     $4,097
                                                                                  ==================            ===============

5.         PROPERTY AND EQUIPMENT

                Property and equipment consist of (in thousands):

                                                                                      March 30,                    March 31,
                                                                                         2003                        2002
                                                                                  -------------------           ----------------

                Land                                                                        $11,159                     $ 5,925
                Buildings                                                                    21,717                      13,686
                Leasehold improvements                                                       66,102                      58,947
                Restaurant furniture, fixtures, and equipment                                25,161                      21,941
                Restaurant facilities and equipment under
                     capital leases                                                           7,040                       7,638
                                                                                  -------------------           ----------------
                                                                                            131,179                     108,137

                Less accumulated depreciation and amortization (including
                     accumulated amortization of restaurant facilities and
                     equipment under capital leases of $6,792 and $7,116 in 2003
                     and 2002, respectively)                                                53,027                       47,729
                                                                                                                ----------------
                                                                                  -------------------
                                                                                            78,152                       60,408
                Construction in progress                                                     6,330                        1,563
                                                                                  -------------------           ----------------

                                                                                           $84,482                       $61,971
                                                                                  ===================           ================

6.         OTHER ASSETS

                Other assets consist of (in thousands):

                                                                                      March 30,                    March 31,
                                                                                        2003                         2002
                                                                                  ------------------            ---------------

                Lease acquisition costs, net                                                 $2,137                     $2,378
                Security deposits                                                             1,031                        992
                Premium on liquor licenses                                                      981                        995
                Computer software costs, net                                                    243                        265
                Deferred financing charges, net                                                 365                        129
                Cash surrender value of
                     life insurance policy                                                      391                        380
                Long-term receivables                                                            59                         71
                                                                                  ------------------            ---------------
                                                                                             $5,207                     $5,210
                                                                                  ==================            ===============

7.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                Accounts payable and accrued expenses consist of (in thousands):

                                                                                      March 30,                    March 31,
                                                                                        2003                         2002
                                                                                  ------------------          -----------------

                Accounts payable                                                             $6,129                    $5,586
                Accrued payroll, incentive
                     compensation and related taxes                                           3,867                     3,701
                Accrued health insurance costs                                                  840                       500
                Sales taxes payable                                                           1,178                     1,107
                Unredeemed gift certificates                                                  1,161                       857
                Accrued percentage rent                                                       1,078                     1,052
                Accrued property taxes                                                          623                       706
                Straight line rent accrual                                                    1,531                     1,161
                Other accrued operating expenses                                              3,000                     2,251
                                                                                  -------------------          -----------------

                                                                                            $19,407                   $16,921
                                                                                  ===================          =================

8.         LEASE OBLIGATIONS

                The Company generally operates its restaurants in leased premises. The typical restaurant premises lease is for a term of between 15 to 25 years with renewal options ranging from 5 to 25 years. The leases generally provide for the obligation to pay property taxes, utilities, and various other use and occupancy costs. Rentals under certain leases are based on a percentage of sales in excess of a certain minimum level. Certain leases provide for increases based upon the changes in the consumer price index. The Company is also obligated under various leases for restaurant equipment and for office space and equipment.

                Minimum payments under lease commitments are summarized below for capital and operating leases. The imputed interest rates used in the calculations for capital leases vary from 9.75% to 12% and are equivalent to the rates which would have been incurred at the time to borrow, over a similar term, the amounts necessary to purchase the leased assets.

                The amounts of operating and capital lease obligations are as follows (in thousands):

                                                                           Operating         Capital
                                                                              Leases         Leases
                                                                         ---------------    ---------------
                Fiscal year ending:
                2004                                                              7,287                458
                2005                                                              7,823                290
                2006                                                              7,979                 26
                2007                                                              7,858
                2008                                                              7,847
                Thereafter                                                       73,872
                                                                         ---------------    ---------------
                Total minimum lease payments                                   $112,666               $774
                                                                         ===============
                Less amount representing interest                                                      102
                                                                                            ---------------
                Total obligations under capital leases                                                 672
                Less current maturities                                                                373
                                                                                            ---------------
                Long-term obligations under capitalized
                    leases at March 30, 2003                                                          $299
                                                                                            ===============



                Rental expense consists of (in thousands):

                                                                           March 30,          March 31,        April 1,
                                                                              2003               2002            2001
                                                                         ----------------------------------------------------

                Minimum rental commitments                                       $8,191             $7,804            $6,497
                Rental based on percentage of sales                               2,404              2,273             2,298
                                                                         ----------------------------------------------------
                                                                                $10,595            $10,077            $8,795
                                                                         ====================================================


9.         LONG-TERM DEBT

                Long-term debt consists of (in thousands):
                                                                                     March 30,                 March 31,
                                                                                        2003                      2002
                                                                               ------------------       -------------------
                     Term loan - bank                                                    $16,000                    $6,000
                     Revolving line of credit - bank                                       6,000
                                                                               ------------------       -------------------
                                                                                          22,000                     6,000
                Less current portion                                                       3,000                     3,000
                                                                               ------------------
                                                                                                        -------------------
                                                                                         $19,000                    $3,000
                                                                               ==================       ===================

           The Company has borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan and a revolving line of credit facility, both of which were renegotiated on December 3, 2002. The renegotiated credit agreement increased the term loan facility to $16,000,000. The line of credit facility allows the Company to borrow up to $15,000,000 through December 31, 2007. At March 30, 2003, the Company had $9,000,000 available for borrowing under the revolving line of credit. The full amount of the term loan, $16,000,000, was outstanding at March 30, 2003 and is payable in quarterly installments of $750,000 through December 2004 and $833,333 thereafter until the term loan matures in December 2007. The interest rate at March 30, 2003 of both the line of credit and the term loan was approximately 2.38%. The Company has the option to pay interest at Wachovia's prime rate plus 1% or libor plus 1%. The interest rate may vary depending upon the ratio that the sum of earnings before interest, taxes, depreciation and amortization has to the Company's total indebtedness. The loan agreements limit the Company's capital expenditures to certain amounts, require that the Company maintain certain financial ratios and profitability amounts and prohibit the payment of cash dividends.

           In fiscal 2001, the Company entered into a master lease agreement with Wachovia and two other banks that provided financing for up to $25,000,000 for new restaurant acquisition and construction. Management determined that more favorable rates were available under the Company's line of credit and accordingly the Company terminated this arrangement on June 12, 2002 by borrowing $5,000,000 from the line of credit and using $8,000,000 in cash to pay off the outstanding facility balance and the Company acquired the three restaurant properties that were financed under the facility.

           Principal maturities of long-term debt obligations at March 30, 2003 are as follows:

                Fiscal year ending
                2004                                                $3,000
                2005                                                 3,000
                2006                                                 3,333
                2007                                                 4,167
                2008                                                 8,500
                                                                   -------
                Total                                              $22,000
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

           The net deferred tax asset balance consists of (in thousands):

                                                                     March 30, 2003                           March 31, 2002
                                                         Assets      Liabilities      Total        Assets     Liabilities    Total
           -------------------------------------------------------------------------------------------------------------------------
           Tax loss carryforwards                         $   733                     $ 733        $1,164                    $1,164
           Excess book amortization
               for pre-opening costs
               and capital leases                            180                        180           349                       349
           Income tax credits                                790                        790           572                       572
           Gift certificates                                 464                        464           343                       343
           Accelerated depreciation
                for tax purposes                                        ($263)         (263)           34                        34
           Smallware inventory                                           (705)         (705)                     ($523)        (523)
           Goodwill                                                       (94)          (94)
           Other                                               67                        67            24                        24

                                                       -----------------------------------------------------------------------------
           Total asset (liability)                         $2,234     ($1,062)       $1,172        $2,486        ($523)      $1,963
                                                       =============================================================================

           As of March 30, 2003, the Company had available net operating loss carryforwards as a result of a 1997 acquisition amounting to $1,831,000 for ordinary income tax purposes and is available to reduce future taxable income. The net operating loss carryforwards are subject to the change of control provisions of the Internal Revenue Code which limit the usage of the net operating loss carryforwards to approximately $1,100,000 per year. All net operating loss carryforwards expire as follows (in thousands):

           Fiscal year ending
           2005                                                      $1,361
           2006                                                         470
                                                                   ------------
                                                                     $1,831
                                                                   ============

           The income tax provision consists of (in thousands):
                                                                                         March 30,      March 31,         April 1,
                                                                                           2003           2002              2001
           ------------------------------------------------------------------------------------------------------------------------
           Current:
               Federal                                                                    $2,826         $2,069            $3,398
               State                                                                       1,245          1,009             1,293
           Deferred:
               Federal and State                                                             791          1,010               317
                                                                                          -----------------------------------------

           Income tax provision                                                           $4,862         $4,088            $5,008
                                                                                          =========================================

           The income tax provision differed from the amount computed at the statutory rate as follows (in thousands):

                                                                                          March 30,       March 31,       April 1,
                                                                                            2003            2002            2001
           ------------------------------------------------------------------------------------------------------------------------
           Federal income tax provision at statutory rate of 34%                           $4,917         $4,421           $4,835
           State income taxes, net of federal benefit                                         822            663              854
           Tax credits, net                                                                (1,000)          (893)            (833)
           Other                                                                              123           (103)             152
                                                                                           ----------------------------------------

           Income tax provision                                                            $4,862         $4,088           $5,008
                                                                                           ========================================

           Effective income tax rate                                                        33.9%           31.6%           35.5%
                                                                                           ========================================

11.   COMMITMENTS AND CONTINGENCIES

           Litigation - The Company is a defendant in an action brought by a former server at a Benihana restaurant and purported to be filed on behalf of similarly situated current and former employees of the Company alleging violations of the minimum wage provisions applicable to certain tipped employees arising from the tip pooling and distribution practices at the restaurant. Plaintiffs seek damages consisting of the difference between the hourly wage paid and the applicable federal minimum wage rate, attorneys' fees and costs and certain liquidated damages provided by statute. The Company is also a defendant in a related action which asserts two claims: one for alleged violations of the minimum wage provisions of the Federal Fair Labor Standards Act, and one for alleged violations of New York State Labor Law concerning gratuities. As in the action described above, certain similarly situated employees may have rights to "opt in" to the federal claim, while the state claim purports to be brought as a class action.

           The parties entered into a Settlement Agreement with respect to the consolidated action dated March 13, 2003, which provides for, among other things, settlement payments to the plaintiffs and a payment of attorney's fees and costs. Depending upon the number of putative class members who opt out of the class (and thus the settlement) and the number of class members who fail to claim their settlement payment, the total amount of settlement payments made may be less than the aggregate amount of settlement payments provided for in the Settlement Agreement. Plaintiffs' motion seeking, among other things, preliminary approval of the Settlement Agreement and certification of a class for purposes of the settlement is currently pending. While the Company believes that the complaints in the consolidated action have no merit, should the settlement not be finalized and the action proceed to trial, there can be no assurance that the Company will not be required to pay a material amount in connection with defending or settling the consolidated action. If the consolidated action is settled in accordance with the terms of the Settlement Agreement, the maximum payments from the Company would not be material to the Company's financial condition or results of operations.

           Except for the matters described above, the Company is not a party to any litigation other than routine claims which are incidental to its business.

           Audit - The Company is under examination by the Internal Revenue Service of its fiscal 2000 Federal income tax return. The examination is in its preliminary stages and while the Company believes that there are no significant issues of concern, there can be no assurance that the Internal Revenue Service will agree with all items as filed on the Federal income tax return.

           Acquisitions - In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period of July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity the ("Minority Stockholders") shall have a one-time option to sell their shares to the Company. Provided that the Minority Stockholders do not exercise their right to sell their shares, then the Company has a one-time option to purchase the shares of the Minority Stockholders between the period of October 1, 2005 and December 31, 2005. The price for both the put and call options will be determined based on a defined cash flow measure for the acquired business.

           In December 2002, the Company completed the acquisition of RA Sushi restaurants. The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, the Company is required to pay the seller contingent payments based on certain operating results of the acquired business for fiscal years ending 2004, 2005 and 2006.

12.   STOCKHOLDERS' EQUITY

           Preferred Stock - The preferred stock had a liquidation preference of $1,000 per share, carried a cumulative dividend of 6% and entitled the holder a right to convert into shares of the Company's Class A Common Stock. In fiscal 2002, the holder converted all of the preferred stock to 105,267 shares of Class A Common Stock.

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

           Stock Dividend - On June 7, 2002, the Board of Directors declared a 15% stock dividend on Class A stock in both the Class A shares and common shares. The stock dividend was paid on August 12, 2002 to holders of record July 15, 2002.

           Stock Options - The Company has various stock option plans: a 1994 Employee Stock Option Plan (1994 Plan), a 1996 Class A Stock Option Plan (1996 Plan), a 1997 Class A Stock Option Plan (1997 Plan), a 2000 Class A Stock Option Plan (2000 Plan), a Directors' Stock Option Plan (Directors' Plan) and a Directors' Class A Stock Option Plan (Directors' Class A Plan), under all of which a maximum of 3,285,000 shares of the Company's Common Stock and Class A Common Stock were authorized for grant and for all of which options for 1,541,493 shares remain available for grant.

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

           The following table summarizes information about fixed-price stock options outstanding at March 30, 2003:

                                                               Options Outstanding                           Options Exercisable
                                                    -----------------------------------------            --------------------------
                                                              Weighted-
                                                               Average              Weighted                               Weighted
           Ranges of                                          Remaining              Average                                Average
           Exercise                                           Contractual           Exercise                               Exercise
           Prices                                   Number       Life                 Price                  Number          Price
           ------------------------------------------------------------------------------------------------------------------------
           $ 2.50     -     $ 2.83                  11,500        1.2                 $2.75                   11,500         $2.75
              5.87    -       7.44                 429,105        6.6                  6.92                  429,105          6.92
              7.83    -       8.31                  77,877        4.0                  7.98                   77,877          7.98
              8.91    -      10.65                 472,171        5.1                 10.32                  472,171         10.32
            11.03     -      16.78                 772,056        8.1                 13.48                  560,223         12.75
                                                -----------                                               -----------
           $ 2.50     -     $16.78               1,762,709                                                 1,550,876
                                                ===========                                               ===========

           Transactions under the above plans for the years ended are as follows:

                                           March 30,      March 31,    April 1,
                                             2003           2002         2001
           ---------------------------------------------------------------------
           Balance, beginning of year      1,435,046     1,426,938    1,177,784
           Issued from stock dividend        216,028
           Granted                           300,000       220,000      276,500
           Canceled                                        (28,813)     (15,335)
           Expired                              (500)      (29,673)
           Exercised                        (187,865)     (153,406)     (12,011)
                                          --------------------------------------

           Balance, end of year            1,762,709     1,435,046    1,426,938
                                          ======================================

           Weighted average fair value of
              options granted during year      $5.47         $2.48        $5.07

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

13.  INCENTIVE AND DEFERRED COMPENSATION PLANS

           The Company has an incentive compensation plan whereby bonus awards are made if the Company attains a certain targeted return on its opening equity or at the discretion of the Compensation Committee. The purpose of the plan is to improve the long-term sustainable results of operations of the Company by more fully aligning the interests of management and key employees with the shareholders of the Company. One-third of the amounts awarded are immediately made available to the employee and the remaining two-thirds become available ratably over the succeeding two years. Amounts allocated under the Plan may be taken in cash or deferred in a non-qualified deferred compensation plan. The target rate, which was 15.0% for 2003, 15.5% for 2002 and 15.0% for 2001, is approved annually based upon a review of the rates of return on equity of other publicly traded restaurant businesses by the Compensation Committee of the Board of Directors. The amount of the awards is capped at 50% of the eligible salary of the employee. The Company accrued $350,000, $300,000 and $564,000 of incentive compensation for fiscal years 2003, 2002 and 2001, respectively.

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

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

           Quarter ended (in thousands except for per share information)

                                                  March 30, 2003                                      March 31, 2002
           -------------------------------------------------------------------------------------------------------------------------
                                    4th          3rd          2nd          1st             4th        3rd          2nd         1st

           Revenues               $46,305      $43,822      $41,958      $57,159       $42,904      $40,182      $37,486    $50,935
           Gross profit            34,693       32,952       31,353       42,733        32,154       30,254       27,649     37,240
           Net income               3,063        2,168        1,452        2,790         3,661        2,339          382      2,447
           Basic earnings
              per share           $   .35      $   .25      $   .17      $   .32       $   .43      $   .31      $   .05    $   .34
           Diluted earnings
              per share           $   .33      $   .24      $   .16      $   .30       $   .40      $   .30      $   .05    $   .33

INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders of Benihana Inc.:

We have audited the accompanying consolidated balance sheets of Benihana Inc. and subsidiaries ("Benihana") as of March 30, 2003 and March 31, 2002, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 30, 2003. These consolidated financial statements are the responsibility of Benihana's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Benihana as of March 30, 2003 and March 31, 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2003 in conformity with accounting principles generally accepted in the United States of America.








Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
May 15, 2003

COMMON STOCK INFORMATION

The Company's Common Stock and Class A Common Stock are traded on the Nasdaq National Market System. There were 225 holders of record of the Company's Common Stock and 511 holders of record of the Class A Common Stock at March 30, 2003.

The table below sets forth high and low bid prices for the Company's Common Stock and Class A Common Stock, which do not include commissions and mark-ups or mark-downs for the periods indicated. Such bid prices reflect inter-dealer prices without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                                                        Fiscal Year Ended
                                                                        -----------------
                                                        March 30, 2003                       March 31, 2002
                                                  ----------------------------------------------------------------------------
                COMMON STOCK (1)                  High                 Low               High              Low
                --------------------------------------------------------------------------------------------------------------

                1st Quarter                       20.32                13.91             12.17               8.54
                2nd Quarter                       16.42                10.26             12.22               9.22
                3rd Quarter                       15.04                11.31             13.65               8.70
                4th Quarter                       13.31                 9.36             17.60              12.49




                                                                        Fiscal Year Ended
                                                                        -----------------
                CLASS A                                 March 30, 2003                       March 31, 2002
                                                  ----------------------------------------------------------------------------
                COMMON STOCK (1)                  High                 Low               High              Low
                --------------------------------------------------------------------------------------------------------------

                1st Quarter                       19.77                13.76             12.26               7.14
                2nd Quarter                       16.25                10.30             12.39               8.70
                3rd Quarter                       14.98                11.59             13.57               8.05
                4th Quarter                       13.49                 9.34             17.80              13.00


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

On June 7, 2002, the Board of Directors declared a 15% stock dividend in Class A stock on both the Class A shares and common shares. The stock dividend was paid on August 12, 2002 to holders of record July 15, 2002.


(1) The high and low prices have been adjusted to reflect the aforementioned stock dividend for all periods presented prior to the second quarter of fiscal 2003.

                                                                  Exhibit 23.01


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No.'s 333-33880, 333-63783 and 333-13973 of Benihana Inc. on Forms S-8 of our report dated May 15, 2003, incorporated by reference in the Annual Report on Form 10-K of Benihana Inc. for the year ended March 30, 2003.


Deloitte & Touche LLP

Miami, Florida
June 23, 2003

                                                                  Exhibit 23.02


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No.'s 333-83585 and 333-13977 of Benihana Inc. on Form S-3 of our report dated May 15, 2003, incorporated by reference in the Annual Report on Form 10-K of Benihana Inc. for the year ended March 30, 2003 and to the reference to us under the heading "Experts" in such Registration Statements.


Deloitte & Touche LLP

Miami, Florida
June 23, 2003

                                                                   Exhibit 99.1
                                  CERTIFICATION


     I, Joel A. Schwartz, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Benihana Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                  (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Joel A. Schwartz
-------------------------------
Joel A. Schwartz
President and
Chief Executive Officer

June 23, 2003

                                                                   Exhibit 99.2

                                  CERTIFICATION


     I, Michael R. Burris, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Benihana Inc.;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                  (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Michael R. Burris
-------------------------------
Michael R. Burris
Chief Financial Officer

June 23, 2003

                                                                   Exhibit 99.3


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Benihana Inc. (the "Company") on Form 10-K for the period ended March 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel A. Schwartz, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joel A. Schwartz
------------------------------
Joel A. Schwartz
President and
Chief Executive Officer

June 23, 2003

                                                                   Exhibit 99.4


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Benihana Inc. (the "Company") on Form 10-K for the period ended March 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael R. Burris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Michael R. Burris
------------------------------
Michael R. Burris
Chief Financial Officer

June 23, 2003