Form 10-Q
period 2003-07-20
BENIHANA INC
filed 2003-08-28
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                              [X] QUARTERLY REPORT
                             PURSUANT TO SECTION 13
                                 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT
                                     OF 1934

                       For the Quarter Ended July 20, 2003

                                       or,

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  Benihana Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)


              Delaware                          65-0538630
             ----------                        ------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)


            8685 Northwest 53rd Terrace, Miami, Florida     33166
            -------------------------------------------     -----
             (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: (305) 593-0770
                                                           --------------
                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X     No
                                              ---      ---

           Indicate by number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act.)  Yes X      No
                                                 ---       ---


  Common Stock $.10 par value, 3,171,479 shares outstanding at August 22, 2003


  Class A Common Stock $.10 par value, 5,621,209 shares outstanding at August 22, 2003

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FOUR PERIODS ENDED JULY 20, 2003





TABLE OF CONTENTS
                                                                        PAGE

PART I -   Financial Information

                Condensed Consolidated Balance Sheets (unaudited)
                   at July 20, 2003 and March 30, 2003                   1

                Condensed Consolidated Statements of Earnings
                   (unaudited) for the Four Periods Ended
                   July 20, 2003 and July 21, 2002                       2

                Condensed Consolidated Statement of Stockholders'
                   Equity (unaudited) for the Four Periods Ended
                   July 20, 2003                                         3

                Condensed Consolidated Statements of Cash Flows
                   (unaudited) for the Four Periods Ended
                   July 20, 2003 and July 21, 2002                       4

                Notes to Condensed Consolidated Financial Statements
                   (unaudited)                                           5 - 8

                Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         9 - 13


PART II -  Other Information

                Item 1.  Legal Proceedings                               14

                Item 6.  Exhibits and Reports on Form 8-K                14

                Signature                                                15

                Certifications                                           16 - 19

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share information)

                                                                                July 20,               March 30,
                                                                                  2003                   2003
----------------------------------------------------------------------------------------------------------------


Assets
Current Assets:
     Cash and cash equivalents                                                   $  825               $   2,299
     Receivables                                                                    864                     626
     Inventories                                                                  5,810                   5,328
     Prepaid expenses                                                             1,522                   2,236
----------------------------------------------------------------------------------------------------------------
Total current assets                                                              9,021                  10,489

Property and equipment, net                                                      86,401                  84,482
Deferred income taxes, net                                                        1,040                   1,172
Goodwill, net                                                                    27,131                  27,131
Other assets                                                                      5,002                   5,207
----------------------------------------------------------------------------------------------------------------
                                                                               $128,595                $128,481
----------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued expenses                                     $ 19,957                $ 19,407
     Current maturity of bank debt                                                3,000                   3,000
     Current maturities of obligations
          under capital leases                                                      310                     373
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                        23,267                  22,780

Long-term debt - bank                                                            15,500                  19,000
Obligations under capital leases                                                    218                     299
Minority interest                                                                   960                     771
Commitments and contingencies

Stockholders' Equity:
     Common stock - $.10 par value; convertible into Class
         A Common stock; authorized - 12,000,000 shares;
         issued and outstanding - 3,186,479 and 3,184,479
         shares, respectively                                                       319                     318
     Class A Common stock - $.10 par value; authorized -
         20,000,000 shares; issued and outstanding -
         5,606,209 and 5,595,084 shares, respectively                               561                     560
     Additional paid-in capital                                                  48,509                  48,444
     Retained earnings                                                           39,404                  36,452
     Treasury stock - 10,828 shares of Common and
         Class A Common stock at cost                                              (143)                   (143)
----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       88,650                  85,631
----------------------------------------------------------------------------------------------------------------
                                                                               $128,595                $128,481
----------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)

                                                                                    Four Periods Ended
                                                                                ---------------------------
                                                                                July 20,           July 21,
                                                                                  2003               2002
-----------------------------------------------------------------------------------------------------------
Revenues
Restaurant sales                                                                $60,542            $56,723
Franchise fees and royalties                                                        560                436
-----------------------------------------------------------------------------------------------------------
Total revenues                                                                   61,102             57,159
-----------------------------------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                                                  15,571             13,990
Restaurant operating expenses                                                    35,484             33,752
Restaurant opening costs                                                            243                148
Marketing, general and administrative expenses                                    5,013              4,796
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                                         56,311             52,686
-----------------------------------------------------------------------------------------------------------

Income from operations                                                            4,791              4,473
Interest expense, net                                                               148                117
Minority interest                                                                   189                157

-----------------------------------------------------------------------------------------------------------
Income from operations before income taxes                                        4,454              4,199
Income tax provision                                                              1,502              1,409
-----------------------------------------------------------------------------------------------------------

Net Income                                                                       $2,952             $2,790
-----------------------------------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                                                  $  .34             $  .32
Diluted earnings per common share                                                $  .33             $  .30
-----------------------------------------------------------------------------------------------------------

Number of restaurants at end of period                                               64                 61

See notes to condensed consolidated financial statements

BENIHANA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share information)

                                                                       Class A     Additional                            Total
                                                          Common       Common       Paid-in      Retained   Treasury   Stockholders'
                                                           Stock        Stock       Capital      Earnings     Stock      Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 30, 2003                                    $318         $560        $48,444      $36,452     $(143)      $85,631

     Net income                                                                                    2,952                   2,952

     Issuance of 12,000 shares of common stock
         under exercise of options                            2                          61                                   63

     Issuance of 1,125 shares of Class A
         common stock under exercise of options                                           4                                    4

     Conversion of 10,000 shares of common stock
         into 10,000 shares of Class A common stock          (1)           1

------------------------------------------------------------------------------------------------------------------------------------

Balance, July 20, 2003                                     $319         $561        $48,509      $39,404     $(143)      $88,650
------------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands, except share information)

                                                                                       Four Periods Ended
                                                                                  -----------------------------
                                                                                  July 20,             July 21,
                                                                                    2003                 2002
---------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                         $2,952              $2,790
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                                  2,460               1,997
     Minority interest                                                                189                 157
     Deferred income taxes                                                            132                 132
     Loss on disposal of assets                                                        40                  75
     Issuance of common stock for incentive compensation                                                    3
     Change in operating assets and liabilities that provided (used) cash:
                  Receivables                                                        (238)                617
                  Inventories                                                        (482)               (214)
                  Prepaid expenses                                                    714                 626
                  Other assets                                                         47                (75)
                  Accounts payable and accrued expenses                               550                 379
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           6,364               6,487
---------------------------------------------------------------------------------------------------------------
Investing activities:
Expenditures for property and equipment                                            (4,261)            (16,740)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (4,261)            (16,740)
--------------------------------------------------------------------------------------------------------------
Financing Activities:
Borrowings under revolving line of credit                                           2,300               5,000
Proceeds from issuance of common stock under exercise of stock options                 67               1,716
Repayment of long-term debt and obligations under capital leases                   (5,944)               (965)
Tax benefit from stock option exercises                                                                   484
--------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                (3,577)              6,235
--------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                          (1,474)             (4,018)
Cash and cash equivalents, beginning of year                                        2,299               5,062
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                              825              $1,044
--------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid during the four periods:
     Interest                                                                      $  220              $  171
     Income taxes                                                                     189                  60
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------

During the four periods ended July 20, 2003, 10,000 shares of common stock were converted into 10,000 shares of Class A common stock.

During the four periods ended July 21, 2002, 34,700 shares of common stock were converted into 34,700 shares of Class A common stock.

See notes to condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 20, 2003 AND JULY 21, 2002
(UNAUDITED)


1.  GENERAL

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the four periods (sixteen weeks) ended July 20, 2003 and July 21, 2002 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 30, 2003 appearing in Benihana Inc. and Subsidiaries (the "Company") Form 10-K filed with the Securities and Exchange Commission.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

     In January 2003, the Financial Accounting Standard Board (the "FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". FIN 46 provides guidance on identifying variable interest entities and assessing whether or not a variable interest entity should be consolidated. The provisions of FIN 46 are to be applied immediately to variable interest entities created after January 31, 2003. For variable interest entities created on or before January 31, 2003, the provisions of FIN 46 are to be applied no later than the beginning of the first interim period beginning after June 15, 2003. The implementation of FIN 46 did not have a material impact on the Company's interim condensed consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003. The implementation of SFAS No. 149 did not have a material impact on the Company's interim condensed consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact on the Company's interim condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 20, 2003 AND JULY 21, 2002
(UNAUDITED)


3.  STOCK-BASED COMPENSATION

     The Company accounts for stock issued to employees under the intrinsic value method of accounting for stock-based compensation. Therefore, the Company generally recognizes no compensation expense with respect to such awards because stock options are generally granted at the fair market value of the underlying shares on the date of the grant.

     Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on net income and earnings per share for the four periods ended:

                                                    July 20,            July 21,
                                                      2003                2002
                                                    --------            --------

    Net Income
          As reported                                $2,952              $2,790
          Add:  Stock-based employee
              compensation expense included
              in reported net income                      0                   3
          Deduct:  Total stock based
              employee compensation expense
              determined under fair value
              based method for all awards              (178)               (232)
                                                    --------            --------
          Pro forma                                  $2,774              $2,561
                                                    =======             ========
    Basic earnings per share
          As reported                                $  .34              $  .32
                                                    --------            --------
          Pro forma                                  $  .32              $  .29
                                                    ========            ========

    Diluted earnings per share
          As reported                                $  .33              $  .30
                                                    --------             -------
          Pro forma                                  $  .31              $  .27
                                                    ========             =======

4.  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current fiscal year presentation.

5.  INVENTORIES

    Inventories consist of (in thousands):

                                                    July 20,           March 30,
                                                     2003                2003
                                                    --------           ---------

  Food and beverage                                  $1,743              $1,612
  Supplies                                            4,067               3,716
                                                    --------            --------

                                                     $5,810              $5,328
                                                    ========            ========

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 20, 2003 AND JULY 21, 2002
(UNAUDITED)

6.  EARNINGS PER SHARE

    Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per common share computation includes dilutive common share equivalents issued under the Company's various stock option plans.

    The following data shows the amounts (in thousands) used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                          Four Periods Ended
                                                      --------------------------
                                                      July 20,          July 21,
                                                        2003              2002
                                                      --------          --------

      Net income for computation of basic and
          diluted earnings per common share           $2,952             $2,790
                                                     ========           ========

                                                         Four Periods Ended
                                                     ---------------------------
                                                     July 20,           July 21,
                                                       2003               2002
                                                     --------           --------
      Weighted average number of
            common shares used in basic
            earnings per share                         8,781             8,691
      Effect of dilutive securities:
            Stock options and warrants                   240               751
                                                     --------           --------
     Weighted average number of
            common shares and dilutive
            potential common stock used
            in diluted earnings per share              9,021              9,442
                                                     ========            =======

7.  RESTAURANT OPERATING EXPENSES

    Restaurant operating expenses consist of the following (in thousands):

                                                          Four Periods Ended
                                                      --------------------------
                                                      July 20,          July 21,
                                                        2003              2002
                                                      --------          --------
      Labor and related costs                         $21,766            $21,300
      Restaurant supplies                               1,155              1,066
      Credit card discounts                             1,073                969
      Utilities                                         1,462              1,267
      Occupancy costs                                   3,398              3,192
      Depreciation and amortization                     2,353              1,921
      Other operating expenses                          4,277              4,037
                                                     ---------          --------
      Total restaurant operating expenses             $35,484            $33,752
                                                     =========          ========

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 20, 2003 AND JULY 21, 2002
(UNAUDITED)


8.  COMMITMENTS AND CONTINGENCIES

    In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period of July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the "Minority Stockholders") have a one-time option to sell their shares to the Company. In the event that the Minority Stockholders do not exercise their right to sell their shares, then the Company has a one-time option to purchase the shares of the Minority Stockholders between the period of October 1, 2005 and December 31, 2005. The price for both the put and call options will be determined based on a defined cash flow measure for the acquired business.

    In December 2002, the Company completed the acquisition of RA Sushi restaurants. The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, the Company is required to pay the seller contingent payments based on certain operating results of the acquired business for fiscal years ending 2004, 2005 and 2006. The Company will account for the contingent payments as an addition to the purchase price.

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

Revenues, net income and earnings per diluted share increased in the current four periods when compared to the corresponding period a year ago. Revenues increased mostly from the four acquired RA Sushi restaurants and from the opening of a new teppanyaki restaurant. Net income and earnings per diluted share increased despite negative comparable sales and increased commodity costs in the current four periods when compared to the previous comparable period. Net income increased due to lower labor and related costs in the current four periods compared to the equivalent period in the prior year. Earnings per diluted share increased primarily from the effect that the lower average share price had on the calculation of common share equivalents.

REVENUES

Four periods ended July 20, 2003 compared to July 21, 2002 -- The amounts of sales and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables (in thousands).

                                                        Four Periods Ended
                                                    ----------------------------
                                                    July 20,            July 21,
                                                      2003                2002
                                                    --------            --------

Restaurant sales                                    $60,542             $56,723
Franchise fees and royalties                            560                 436
                                                   ---------           ---------
Total Revenues                                      $61,102             $57,159
                                                   =========           =========


                                                        Four Periods Ended
                                                   -----------------------------
                                                   July 20,             July 21,
                                                     2003                 2002
                                                   --------             --------

Amount of change in total
      revenues from previous year                   $3,943              $ 6,224
 Percentage of change from the
      previous year                                   6.9%                12.2%

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Restaurant revenues increased in the four (sixteen week) period ended July 20, 2003 compared to the corresponding period a year ago. Restaurant revenues increased from newly opened and acquired restaurants by $4.3 million for the current four periods as compared to the corresponding period a year ago. The increases in restaurant sales were offset by negative comparable sales of 0.5%, a decrease of $0.3 million. Our teppanyaki business had negative comparable sales of 1.9%, a decrease of $1.0 million, our Haru had positive comparable sales of 8.3%, an increase of $0.5 million and our one restaurant Doraku concept had positive comparable sales of 40.1%, or $0.1 million. The acquired restaurants are not included in comparable sales as they were acquired in the latter part of fiscal 2003.

COSTS AND EXPENSES

Four periods ended July 20, 2003 compared to July 21, 2002 -- The following table reflects the proportion that the various elements of costs and expenses bore to restaurant sales and the changes in amounts and percentage changes in amounts from the previous year's four periods.

                                                       Four Periods Ended
                                                  ------------------------------
                                                  July 20,              July 21,
                                                    2003                  2002
                                                  --------              --------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales                    25.7%                  24.7%
Restaurant operating expenses                      58.6%                  59.5%
Restaurant opening costs                            0.4%                   0.3%
Marketing, general and
      administrative expenses                       8.3%                   8.5%

AMOUNT OF CHANGE FROM
PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales                   $1,581                 $  764
Restaurant operating expenses                     $1,732                 $5,041
Restaurant opening costs                          $   95                 $ (539)
Marketing, general and
      administrative expenses                     $  217                 $  445

PERCENTAGE CHANGE FROM
PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales                    11.3%                   5.8%
Restaurant operating expenses                       5.1%                  17.6%
Restaurant opening costs                           64.2%                 (78.5%)
Marketing, general and
      administrative expenses                       4.5%                  10.2%

The cost of food and beverage sales increased in total dollar amount and when expressed as a percentage of sales in the current four periods when compared to the corresponding period in the prior year. Costs of food and beverage sales, which are generally variable with sales, directly increased with changes in revenues for the four periods ended July 20, 2003 as compared to the equivalent period ended July 21, 2002. The increase was also a result of commodities price increases, principally beef and lobster costs, in the current four periods as compared to the equivalent period in the prior year.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Restaurant operating expenses increased in absolute amount in the current four periods, but decreased when expressed as a percentage of sales compared to the corresponding period a year ago. The increase in absolute amount was due to the acquisition of the four RA Sushi restaurants and the newly opened teppanyaki restaurant in the current four periods when compared to the equivalent period. The decrease when expressed as a percentage of sales is due to higher labor and related costs in the prior year four periods when compared to the current year four periods. Labor costs and related costs improved as a result of productivity increases in the current four periods and from lower health insurance costs as a result of a decrease in the total dollar amount of health insurance claims coupled with increased employee contributions to health insurance costs in the current four periods when compared to the equivalent period in the prior year.

Restaurant opening costs increased in the current four periods ended July 20, 2003 compared to the prior year corresponding period. The increase in the current four periods is related to opening expenses of a teppanyaki restaurant in Westbury, New York and to pre-opening costs of other teppanyaki and RA Sushi restaurants under development in the current year.

Marketing, general and administrative costs increased in absolute amount but decreased when expressed as a percentage of sales in the current four periods compared to the equivalent period a year ago. The increase is mainly attributable to increased salaries and benefits from additional management personnel who were hired by the Company in connection with the acquisition of the RA Sushi concept in the current four periods when compared to the comparable period a year ago.

Interest expense increased in the current four periods when compared to the corresponding period of the prior year. The increase in the current four periods was attributable to an increase in the average outstanding borrowings in the current four periods compared to the previous comparable period.

Our effective income tax rate increased slightly in the four periods to 33.7% from 33.6% in the prior year's four periods. The increase was immaterial.

OUR FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source to fund our capital expenditures before we accelerated the development of new restaurants. Since we have accelerated our building program, we are relying more upon financing obtained from financial institutions. We have financed acquisitions principally through the use of borrowed funds.

We have borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan and we have a revolving line of credit facility. The line of credit facility allows us to borrow up to $15,000,000 through December 31, 2007 and at July 20, 2003, we had $4,000,000 outstanding under the revolving line of credit. We also had a $1,000,000 letter of credit outstanding against such facility in connection with our workers compensation insurance program. At July 20, 2003, we had $14,500,000 outstanding under the term loan which is payable in quarterly installments of $750,000 through December 2004 and $833,333 thereafter until the term loan matures in December 2007. The interest rate at July 20, 2003 of both the line of credit and the term loan was 2.29%. We have the option to pay interest at Wachovia's prime rate plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and prohibit the payment of cash dividends.

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

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

                                                          Four Periods Ended
                                                        ------------------------
                                                        July 20,        July 21,
                                                          2003            2002
                                                        --------        --------

Cash provided by operations                              $6,364          $6,487
Cash (used in) investing activities                      (4,261)        (16,740)
Cash (used in) provided by financing activities          (3,577)          6,235
                                                       ---------       ---------
Decrease in cash and cash equivalents                   $(1,474)        $(4,018)
                                                       =========       =========

Operating Activities

Cash provided by operations decreased slightly during the four periods ended July 20, 2003 compared to the equivalent period in the previous year. The decrease resulted mainly from the change in cash provided by operating assets and liabilities in the current four periods when compared to the previous comparable period.

Investing Activities

Expenditures for property and equipment decreased during the four periods ended July 20, 2003 from the prior comparable period. The decrease is attributable to expenditures of approximately $13 million made in the prior year four periods for the purchase of property and equipment of three teppanyaki restaurants previously financed under a master lease agreement which was terminated June 12, 2002.

Financing Activities

During the current four periods there were stock options exercises with cash proceeds to the Company of $67,000 as compared to $1,716,000 in the previous comparable period a year ago. Our total indebtedness decreased by $3,644,000 during the four periods ended July 20, 2003 as compared to the end of fiscal 2003. We paid down $2,000,000 of the revolving line of credit, paid down $1,500,000 of the term loan and paid $144,000 under leases that are considered to be capital in nature.

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

Market Risks

We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes. We have no derivative agreements as of July 20, 2003.

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

Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information

Item 1.         Legal Proceedings

Reference is hereby made to our Annual Report on Form 10-K for the fiscal year ended March 30, 2003 for a description of certain legal proceedings. During the quarter covered by this report, the final settlement of the Zhao and Yip action described in the Form 10-K were approved by the court.

Item 6.         Exhibits and Reports on Form 8-K

                (a) On May 20, 2003 the Company filed a report Form 8-K covering its earnings press release for the fiscal year ended March 30, 2003.

                (b)(i) Exhibit 31.1 - Chief Executive Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                (b)(ii) Exhibit 31.2 - Chief Financial Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                (b)(iii) Exhibit 32.1 - Chief Executive Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                (b)(iv) Exhibit 32.2 - Chief Financial Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Benihana Inc.
                                                 -------------
                                                 (Registrant)




Date      August 28, 2003                        /s/ Joel A. Schwartz
      -----------------------                    -------------------------------
                                                  Joel A. Schwartz
                                                  President and
                                                  Chief Executive Officer
                                                  and Director

                                                                   Exhibit 31.1

                                  CERTIFICATION

I, Joel A. Schwartz, President and Chief Executive Officer and Director, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Benihana Inc.;

        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

             a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

             c) disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 28, 2003
                                                     /s/ Joel A. Schwartz
                                                     ---------------------------
                                                      Joel A. Schwartz
                                                      President and
                                                      Chief Executive Officer
                                                      and Director

                                                                   Exhibit 31.2

                                  CERTIFICATION

I, Michael R. Burris, Senior Vice President - Finance and Chief Financial Officer, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Benihana, Inc.;

        2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

             a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

             c) disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 28, 2003
                                                 /s/ Michael R. Burris
                                                 -------------------------------
                                                  Michael R. Burris
                                                  Senior Vice President -
                                                  Finance and Chief Financial
                                                  Officer

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Benihana Inc. (the "Company") on Form 10- Q for the period ended July 20, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel A. Schwartz, President and Chief Executive Officer and Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joel A. Schwartz
---------------------------
 Joel A. Schwartz
 President and
 Chief Executive Officer
 and Director

August 28, 2003

                                                                   Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Benihana Inc. (the "Company") on Form 10-Q for the period ended July 20, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael R. Burris, Senior Vice President - Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Michael R. Burris
------------------------------
 Michael R. Burris
 Senior Vice President -
 Finance and Chief Financial
 Officer

August 28, 2003