Form 10-Q
period 2003-10-12
BENIHANA INC
filed 2003-11-20
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                     For the Quarter Ended October 12, 2003

                                       or,

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  Benihana Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)


                Delaware                               65-0538630
              ------------                            -------------
            (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)           Identification No.)


                8685 Northwest 53rd Terrace, Miami, Florida     33166
                -------------------------------------------     -----
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


Common Stock $.10 par value, 3,166,479 shares outstanding at November 17, 2003


Class A Common Stock $.10 par value, 5,685,959 shares outstanding at November 17, 2003

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SEVEN PERIODS ENDED OCTOBER 12, 2003





TABLE OF CONTENTS
                                                                         PAGE

PART I -   Financial Information

                Condensed Consolidated Balance Sheets (unaudited)
                   at October 12, 2003 and March 30, 2003                1

                Condensed Consolidated Statements of Earnings
                   (unaudited) for the Three and Seven Periods Ended
                   October 12, 2003 and October 13, 2002                 2 - 3

                Condensed Consolidated Statement of Stockholders'
                   Equity (unaudited) for the Seven Periods Ended
                   October 12, 2003                                      4

                Condensed Consolidated Statements of Cash Flows
                   (unaudited) for the Seven Periods Ended
                   October 12, 2003 and October 13, 2002                 5

                Notes to Condensed Consolidated Financial Statements
                   (unaudited)                                           6 - 8

                Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         9 - 14

PART II -  Other Information

                Item 4.  Results of Vote of Security Holders             15 - 16

                Item 6.  Exhibits and Reports on Form 8-K                16

                Signature                                                17

                Certifications                                           18 - 21

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

 (In thousands, except share and per share information)

                                                                     October 12,                  March 30,
                                                                        2003                        2003
-----------------------------------------------------------------------------------------------------------

Assets
Current Assets:
     Cash and cash equivalents                                         $  1,965                   $  2,299
     Receivables                                                            701                        626
     Inventories                                                          5,894                      5,328
     Prepaid expenses                                                     1,564                      2,236
-----------------------------------------------------------------------------------------------------------
Total current assets                                                     10,124                     10,489

Property and equipment, net                                              90,345                     84,482
Deferred income taxes, net                                                  941                      1,172
Goodwill, net                                                            27,131                     27,131
Other assets                                                              5,055                      5,207
-----------------------------------------------------------------------------------------------------------
                                                                       $133,596                   $128,481
-----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued expenses                              $19,252                   $ 19,407
     Current maturity of bank debt                                        3,000                      3,000
     Current maturities of obligations
          under capital leases                                              263                        373
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                22,515                     22,780

Long-term debt - bank                                                    19,350                     19,000
Obligations under capital leases                                            157                        299
Minority interest                                                         1,109                        771
Commitments and contingencies

Stockholders' Equity:
     Common stock - $.10 par value; convertible into Class
         A Common stock; authorized - 12,000,000 shares;
         issued and outstanding - 3,166,479 and 3,184,479
         shares, respectively                                               317                        318
     Class A Common stock - $.10 par value; authorized -
         20,000,000 shares; issued and outstanding -
         5,683,709 and 5,595,084 shares, respectively                       568                        560
     Additional paid-in capital                                          48,857                     48,444
     Retained earnings                                                   40,866                     36,452
     Treasury stock - 10,828 shares of Common and
         Class A Common stock at cost                                      (143)                      (143)
-----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                               90,465                     85,631
-----------------------------------------------------------------------------------------------------------
                                                                       $133,596                   $128,481
-----------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)

                                                                           Three Periods Ended
                                                                     --------------------------------
                                                                     October 12,           October 13,
                                                                        2003                  2002
------------------------------------------------------------------------------------------------------
Revenues
Restaurant sales                                                        $43,925             $41,676
Franchise fees and royalties                                                310                 282
------------------------------------------------------------------------------------------------------
Total revenues                                                           44,235              41,958
------------------------------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                                          11,232              10,323
Restaurant operating expenses                                            26,304              25,837
Restaurant opening costs                                                    590                 116
Marketing, general and administrative expenses                            3,697               3,381
------------------------------------------------------------------------------------------------------
Total operating expenses                                                 41,823              39,657
------------------------------------------------------------------------------------------------------

Income from operations                                                    2,412               2,301
Interest expense, net                                                        84                 108
Minority interest                                                           149                 111

------------------------------------------------------------------------------------------------------
Income from operations before income taxes                                2,179               2,082
Income tax provision                                                        717                 630
------------------------------------------------------------------------------------------------------

Net Income                                                               $1,462              $1,452
------------------------------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                                          $  .17              $  .17
Diluted earnings per common share                                        $  .16              $  .16
------------------------------------------------------------------------------------------------------

Number of restaurants at end of period                                       65                  61

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)

                                                                           Seven Periods Ended
                                                                     ---------------------------------
                                                                     October 12,           October 13,
                                                                        2003                  2002
------------------------------------------------------------------------------------------------------
Revenues
Restaurant sales                                                       $104,467             $98,399
Franchise fees and royalties                                                870                 718
------------------------------------------------------------------------------------------------------
Total revenues                                                          105,337              99,117
------------------------------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                                          26,803              24,313
Restaurant operating expenses                                            61,787              59,589
Restaurant opening costs                                                    833                 264
Marketing, general and administrative expenses                            8,710               8,177
------------------------------------------------------------------------------------------------------
Total operating expenses                                                 98,133              92,343
------------------------------------------------------------------------------------------------------

Income from operations                                                    7,204               6,774
Interest expense, net                                                       233                 225
Minority interest                                                           338                 268

------------------------------------------------------------------------------------------------------
Income from operations before income taxes                                6,633               6,281
Income tax provision                                                      2,219               2,039
------------------------------------------------------------------------------------------------------

Net Income                                                               $4,414              $4,242
------------------------------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                                          $  .50              $  .49
Diluted earnings per common share                                        $  .49              $  .45
------------------------------------------------------------------------------------------------------

Number of restaurants at end of period                                       65                  61

See notes to condensed consolidated financial statements

BENIHANA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

  (In thousands, except share information)

                                                                     Class A    Additional                                Total
                                                          Common     Common      Paid-in      Retained     Treasury    Stockholders'
                                                           Stock      Stock      Capital      Earnings      Stock         Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 30, 2003                                    $318        $560      $48,444      $36,452       $(143)       $85,631

     Net income                                                                                 4,414                      4,414

     Issuance of 12,000 shares of common stock
         under exercise of options                            2                       61                                      63

     Issuance of 58,625 shares of Class A
         common stock under exercise of options                           5          352                                     357

     Conversion of 30,000 shares of common stock
         into 30,000 shares of Class A common stock          (3)          3

------------------------------------------------------------------------------------------------------------------------------------

Balance, October 12, 2003                                  $317        $568       $48,857     $40,866       $(143)      $90,465
------------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands, except share information)

                                                                                   Seven Periods Ended
                                                                             --------------------------------
                                                                             October 12,          October 13,
                                                                                2003                 2002
-------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                      $4,414              $4,242
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                               4,414               3,563
     Minority interest                                                             338                 268
     Deferred income taxes                                                         231                 231
     Loss on disposal of assets                                                     61                  74
     Issuance of common stock for incentive compensation                                                 3
     Change in operating assets and liabilities that provided (used) cash:
                  Receivables                                                      (75)                 584
                  Inventories                                                     (566)                (557)
                  Prepaid expenses                                                 672                  332
                  Other assets                                                    (124)                (231)
                  Accounts payable and accrued expenses                           (155)                 633
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        9,210                9,142
-------------------------------------------------------------------------------------------------------------
Investing Activities:
Expenditures for property and equipment                                        (10,062)             (21,214)
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (10,062)             (21,214)
-------------------------------------------------------------------------------------------------------------
Financing Activities:
Borrowings under revolving line of credit                                       10,400               15,000
Proceeds from issuance of common stock under exercise of stock options             420                1,729
Repayment of long-term debt and obligations under capital leases               (10,302)              (8,377)
Purchase of treasury stock                                                                               (4)
Tax benefit from stock option exercises                                                                 484
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          518                8,832
-------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                         (334)              (3,240)
Cash and cash equivalents, beginning of year                                     2,299                5,062
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                        $1,965               $1,822
-------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid during the seven periods:
     Interest                                                                   $  239               $  254
     Income taxes                                                               $  389               $1,051
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------

During the seven periods ended October 12, 2003, 30,000 shares of common stock were converted into 30,000 shares of Class A common stock.

During the seven periods ended October 13, 2002, 41,700 shares of common stock were converted into 41,700 shares of Class A common stock.

See notes to condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 12, 2003 AND OCTOBER 13, 2002
(UNAUDITED)

1.  GENERAL

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the three and seven periods (twelve and twenty-eight weeks) ended October 12, 2003 and October 13, 2002 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 30, 2003 appearing in Benihana Inc. and Subsidiaries (the "Company") Form 10-K filed with the Securities and Exchange Commission.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  STOCK-BASED COMPENSATION

     The Company accounts for stock options issued to employees under the intrinsic value method of accounting for stock-based compensation. The Company generally recognizes no compensation expense with respect to such awards because stock options are generally granted at the fair market value of the underlying shares on the date of the grant.

     Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on net income and earnings per share for the three and seven periods ended:

                                                              Three Periods Ended                         Seven Periods Ended
                                                        ---------------------------------            -------------------------------
                                                        October 12,           October 13,            October 12,         October 13,
                                                           2003                  2002                   2003                2002
                                                        -----------           -----------            -----------         -----------
      Net Income
             As reported                                 $1,462                 $1,452                $4,414               $4,242
             Deduct:  Total stock-based
                 employee compensation
                 expense determined under
                 fair value based method
                 for all awards                            (133)                  (174)                 (307)                (406)
                                                        -----------           -----------            -----------         -----------
             Pro forma                                   $1,329                 $1,278                $4,107               $3,836
                                                        ===========           ===========            ===========         ===========
      Basic earnings per share
             As reported                                 $  .17                 $  .17                $  .50               $  .49
                                                        -----------           -----------            -----------         -----------
             Pro forma                                   $  .15                 $  .15                $  .47               $  .44
                                                        ===========           ===========            ===========         ===========
      Diluted earnings per share
             As reported                                 $  .16                 $  .16                 $ .49               $  .45
                                                        -----------           -----------            -----------         -----------
             Pro forma                                   $  .15                 $  .14                 $ .45               $  .41
                                                        ===========           ===========            ===========         ===========

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 12, 2003 AND OCTOBER 13, 2002
(UNAUDITED)


3.  INVENTORIES

    Inventories consist of (in thousands):

                                                                          October 12,                      March 30,
                                                                              2003                            2003
                                                                          -----------                      ---------

  Food and beverage                                                          $1,794                          $1,612
  Supplies                                                                    4,100                           3,716
                                                                          -----------                      ---------

                                                                             $5,894                          $5,328
                                                                          ===========                      =========

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

                                                                                         Seven Periods Ended
                                                                            --------------------------------------------
                                                                            October 12,                      October 13,
                                                                                2003                            2002
                                                                            -----------                      -----------
      Net income for computation of basic and
          diluted earnings per common share                                   $4,414                            $4,242
                                                                            ===========                      ===========

                                                                                         Seven Periods Ended
                                                                            --------------------------------------------
                                                                            October 12,                      October 13,
                                                                                2003                            2002
                                                                            -----------                      -----------
      Weighted average number of
            common shares used in basic
            earnings per share                                                 8,791                           8,716
      Effect of dilutive securities:
            Stock options and warrants                                           271                             736
                                                                            -----------                      -----------
      Weighted average number of
            common shares and dilutive
            potential common stock used
            in diluted earnings per share                                      9,062                           9,452
                                                                            ===========                      ===========

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 12, 2003 AND OCTOBER 13, 2002
(UNAUDITED)


5.  RESTAURANT OPERATING EXPENSES

    Restaurant operating expenses consist of the following (in thousands):

                                                            Three Periods Ended                          Seven Periods Ended
                                                     ----------------------------------            ---------------------------------
                                                     October 12,            October 13,            October 12,           October 13,
                                                        2003                   2002                   2003                   2002
                                                     -----------            -----------            -----------           -----------

      Labor and related costs                          $15,928                $16,306                $37,695               $37,606
      Restaurant supplies                                  875                    902                  2,029                 1,968
      Credit card discounts                                741                    721                  1,813                 1,690
      Utilities                                          1,218                  1,096                  2,680                 2,363
      Occupancy costs                                    2,536                  2,255                  5,934                 5,447
      Depreciation and amortization                      1,875                  1,510                  4,228                 3,431
      Other operating expenses                           3,131                  3,047                  7,408                 7,084
                                                     -----------            -----------            -----------           -----------
      Total restaurant operating expenses              $26,304                $25,837                $61,787               $59,589
                                                     ===========            ===========            ===========           ===========

6.  COMMITMENTS AND CONTINGENCIES

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

Revenues increased 5.4% in the current three periods and increased 6.3% in the current seven periods when compared to the corresponding periods a year ago. Net income and earnings per diluted share remained constant in the current three periods when compared to the equivalent period of the prior year. Net income and earnings per fully diluted share increased in the current seven periods when compared to the equivalent period of the prior year. Both the current three and seven periods had negative comparable sales as well as increased commodity costs when compared to the equivalent periods a year ago. Net income and earnings per fully diluted share were positively affected in both the three and seven periods by an improved relationship of labor costs to sales when compared to the equivalent periods a year ago.

REVENUES

Three and seven periods ended October 12, 2003 compared to October 13, 2002 -- The amounts of sales and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables (in thousands).

                                                            Three Periods Ended                          Seven Periods Ended
                                                      ---------------------------------            --------------------------------
                                                      October 12,           October 13,            October 12,          October 13,
                                                         2003                  2002                   2003                 2002
                                                      -----------           -----------            -----------          -----------

Restaurant sales                                       $43,925                $41,676               $104,467               $98,399
Franchise fees and royalties                               310                    282                    870                   718
                                                      -----------           -----------            -----------          -----------
Total revenues                                         $44,235                $41,958               $105,337               $99,117
                                                      ===========           ===========            ===========          ===========

                                                            Three Periods Ended                           Seven Periods Ended
                                                      ---------------------------------            --------------------------------
                                                      October 12,           October 13,            October 12,          October 13,
                                                         2003                  2002                   2003                 2002
                                                      -----------           -----------            -----------          -----------

Amount of change in total
     revenues from previous year                        $2,277                 $4,472                 $6,220               $10,696
                                                      -----------           -----------            -----------          -----------
Percentage of change from the
     previous year                                        5.4%                  11.9%                   6.3%                 12.1%
                                                      ===========           ===========            ===========          ===========

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Restaurant revenues increased in the three and seven periods ended October 12, 2003 compared to the corresponding periods a year ago. Restaurant sales increased from acquired and newly opened restaurants by $3.0 million for the current three periods and by $7.3 million for the current seven periods as compared to the corresponding periods a year ago. The increase in restaurant sales was offset by negative comparable sales of 1.4%, a decrease of $0.6 million in the current three periods and 0.9%, a decrease of $1.0 million in the current seven periods when compared to the equivalent periods a year ago. Restaurant sales were also negatively impacted by temporary and permanent restaurant closures of $0.2 million for the current three periods and $0.3 million for the current seven periods when compared to the equivalent periods a year ago. The acquired RA Sushi restaurants are not included in comparable sales as they were acquired in the latter part of fiscal 2003.

COSTS AND EXPENSES

Three and seven periods ended October 12, 2003 compared to October 13, 2002 -- The following table reflects the proportion that the various elements of costs and expenses bore to restaurant sales and the changes in amounts and percentage changes in amounts from the previous year's three and seven periods.

                                                           Three Periods Ended                          Seven Periods Ended
                                                     ---------------------------------            ---------------------------------
                                                     October 12,           October 13,            October 12,           October 13,
                                                        2003                  2002                   2003                  2002
                                                     -----------           -----------            -----------           -----------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales                         25.6%                  24.8%                  25.7%                 24.7%
Restaurant operating expenses                           59.9%                  62.0%                  59.1%                 60.6%
Restaurant opening costs                                 1.3%                   0.3%                    .8%                  0.3%
Marketing, general and
      administrative expenses                            8.4%                   8.1%                   8.3%                  8.3%

                                                           Three Periods Ended                          Seven Periods Ended
                                                       -------------------------------            ---------------------------------
                                                       October 12,         October 13,            October 12,           October 13,
                                                          2003                2002                   2003                  2002
                                                       -----------         -----------            -----------           -----------
AMOUNT OF CHANGE FROM
PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales                          $909                 $  763                 $2,490                $1,527
Restaurant operating expenses                            $467                 $2,425                 $2,198                $7,466
Restaurant opening costs                                 $474                 $ (238)                $  569                $ (777)
Marketing, general and
      administrative expenses                            $316                 $  177                 $  533                $  622

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                                          Three Periods Ended                           Seven Periods Ended
                                                     ---------------------------------             -------------------------------
                                                     October 12,           October 13,             October 12,         October 13,
                                                        2003                  2002                    2003                2002
                                                     -----------           -----------             -----------         -----------
PERCENTAGE CHANGE FROM
PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales                          8.8%                   8.0%                  10.2%                  6.7%
Restaurant operating expenses                            1.8%                  10.4%                   3.7%                 14.3%
Restaurant opening costs                               408.6%                (67.2%)                 215.5%               (74.6%)
Marketing, general and
      administrative expenses                            9.3%                   5.5%                   6.5%                  8.2%

The cost of food and beverage sales increased in total dollar amount and when expressed as a percentage of sales in the current three and seven periods when compared to the corresponding periods in the prior year. Costs of food and beverage sales, which are generally variable with sales, directly increased with changes in revenues for the three and seven periods ended October 12, 2003 as compared to the equivalent periods ended October 13, 2002. The increase was also a result of commodities price increases, principally beef and lobster costs, in the current three and seven periods as compared to the equivalent period in the prior year.

Restaurant operating expenses increased in absolute amount in the current three and seven periods, but decreased when expressed as a percentage of sales compared to the corresponding periods a year ago. The increase in absolute amount was due to the acquisition of the four RA Sushi restaurants and the newly opened teppanyaki restaurants in the current three and seven periods when compared to the equivalent periods. The decrease when expressed as a percentage of sales is due to lower labor and related costs in the current year's three and seven periods when compared to the prior year's three and seven periods. Labor costs and related costs improved as a result of productivity increases and reduction of overtime wages in the current three and seven periods and from lower health insurance costs as a result of a decrease in the total dollar amount of health insurance claims coupled with increased employee contributions to health insurance costs.

Restaurant opening costs increased in the current three and seven periods ended October 12, 2003 compared to the prior year corresponding periods. The increase is a result of the growth in restaurant development activity compared to the equivalent periods a year ago.

Marketing, general and administrative costs increased in absolute amount in the current three and seven periods when compared to the equivalent periods a year ago. Marketing, general and administrative costs increased when expressed as a percentage of sales in the current three periods and remained constant in the current seven periods when compared to the equivalent periods a year ago. The increase in absolute amount is mainly attributable to increased salaries and benefits from additional management personnel who were hired by the Company in connection with the acquisition of the RA Sushi concept.

Interest expense decreased in the current three periods but increased slightly in the current seven periods when compared to the corresponding periods of the prior year. The decrease in the current three periods was attributable to a decrease in the average interest rate in the current three periods.

Our effective income tax rate increased in the seven periods to 33.5% from 32.5% in the prior year's seven periods.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


OUR FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source to fund our capital expenditures. Since we have accelerated our building program, we are relying more upon financing obtained from financial institutions. We have financed acquisitions principally through the use of borrowed funds.

We have borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan as well as a revolving line of credit facility. The line of credit facility allows us to borrow up to $15,000,000 through December 31, 2007 and at October 12, 2003, we had $8,600,000 outstanding under the revolving line of credit. We also had a $1,000,000 letter of credit outstanding against such facility in connection with our workers compensation insurance program. At October 12, 2003, we had $13,750,000 outstanding under the term loan which is payable in quarterly installments of $750,000 through December 2004 and $833,333 thereafter until the term loan matures in December 2007. The interest rate at October 12, 2003 of both the line of credit and the term loan was 2.12%. We have the option to pay interest at Wachovia's prime rate plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and prohibit the payment of cash dividends.

Since restaurant businesses generally do not have large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses, including our own, operate with negative working capital.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

                                                                      Seven Periods Ended
                                                            -----------------------------------------
                                                            October 12,                   October 13,
                                                               2003                           2002
                                                            -----------                   -----------

Cash provided by operations                                 $  9,210                      $  9,142
Cash (used in) investing activities                          (10,062)                      (21,214)
Cash provided by financing activities                            518                         8,832
                                                            -----------                   -----------
Decrease in cash and cash equivalents                       $   (334)                     $ (3,240)
                                                            ===========                   ===========

Operating Activities

Cash provided by operations increased slightly during the seven periods ended October 12, 2003 compared to the equivalent period in the previous year. The increase resulted mainly from increased depreciation and amortization offset by the change in cash provided by operating assets and liabilities in the current seven periods when compared to the previous comparable period.

Investing Activities

Expenditures for property and equipment decreased during the seven periods ended October 12, 2003 from the prior comparable period. The decrease is attributable to expenditures of approximately $13 million made in the prior year seven periods for the purchase of property and equipment of three teppanyaki restaurants previously financed under a master lease agreement which was terminated June 12, 2002.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Financing Activities

During the current seven periods there were stock option exercises with cash proceeds to the Company of $420,000 as compared to $1,729,000 in the previous comparable period a year ago. Our total indebtedness increased by $98,000 during the seven periods ended October 12, 2003 as compared to the end of fiscal 2003. We had net borrowings of $2,600,000 from the revolving line of credit, paid down $2,250,000 of the term loan and paid $252,000 under leases that are considered to be capital in nature.

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

Market Risks

We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes. We have no derivative agreements as of October 12, 2003.

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

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information


Item 4.         Results of Vote of Security Holders

                (a)  We held our annual meeting of stockholders on August
                     21, 2003.

                (b)  The following directors were elected at the meeting:

                     John E. Abdo, Norman Becker, Darwin C. Dornbush, Robert
                     B. Sturges and Yoshihiro Sano

                     Other directors whose term of office continues after the meeting are set forth below:

                     Joel A. Schwartz, Kevin Y. Aoki, Taka Yoshimoto and Max
                     Pine

                (c) At the annual meeting, holders of our Common Stock voted to elect one Class I director for a term of two years and a Class II director and Class III director for a term of three years, respectively and holders of our Class A Common Stock voted to elect a Class I director for a term of one year and a Class III director for a term of three years. In addition, holders of our Common Stock and Class A Common Stock, voting together as a single class, voted for the approval of the 2003 Directors' Stock Option Plan and voted for the ratification of Deloitte & Touche LLP to serve as our independent certified public accountants for the fiscal year ending March 28, 2004.

                     At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set for the below:

                                                                                                  WITHHOLD           NON-
                     MATTER                          FOR           AGAINST        ABSTAIN         AUTHORITY          VOTES
                     -----------------------------------------------------------------------------------------------------

                     Election of Directors:

                     Class I
                     Darwin C. Dornbush            2,976,201                                       120,796

                     Class II
                     John E. Abdo                  4,605,436                                       206,396

                     Class II
                     Norman Becker                 3,079,297                                        17,700

                     Class II
                     Robert B. Sturges             3,087,697                                         9,300

                     Class III
                     Yoshihiro Sano                4,704,900                                       106,932

                     Approval of the
                     2003 Directors"
                     Stock Option Plan             2,462,492        217,019      69,095

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information

                                                                                                  WITHHOLD           NON-
                     MATTER                          FOR            AGAINST       ABSTAIN         AUTHORITY          VOTES
                     -----------------------------------------------------------------------------------------------------

                     Ratification of
                     Public Accountants:           3,574,683          3,137         360

Item 6.         Exhibits and Reports on Form 8-K

                (a) On August 25, 2003 the Company filed a report Form 8-K covering its earnings press release for the fiscal quarter ended July 20, 2003.

                (b)(i) Exhibit 10.1 - Employment agreement dated September 1, 2003, between Michael R. Burris and the Company.

                (b)(ii) Exhibit 10.2 - Employment agreement dated September 1, 2003, between Kevin Aoki and the Company.

                (b)(iii) Exhibit 10.3 - Employment agreement dated September 1,
                          2003, between Juan C. Garcia and the Company.

                (b)(iv) Exhibit 31.1 - Chief Executive Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                (b)(v) Exhibit 31.2 - Chief Financial Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                (b)(vi) Exhibit 32.1 - Chief Executive Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                (b)(vii) Exhibit 32.2 - Chief Financial Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of
                         2002

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Benihana Inc.
                                             -------------
                                             (Registrant)




Date     November 20, 2003                   /s/ Joel A. Schwartz
      -----------------------                ----------------------------------
                                              Joel A. Schwartz
                                              President and
                                              Chief Executive Officer
                                              and Director

                                                                   Exhibit 10.1

                              EMPLOYMENT AGREEMENT

           AGREEMENT dated this 1st day of September, 2003, by and between Benihana Inc., a Delaware corporation (the "Company") and Michael R. Burris (the "Employee").

                                R E C I T A L S :

           The Employee is, and has been for some years, employed by the Company as its Senior Vice President-Finance and Treasurer and Chief Financial Officer; and the Company is desirous of continuing such employment of Employee, and Employee is desirous of continuing to be employed by the Company on the terms and conditions hereinafter set forth.

           NOW, THEREFORE, in consideration of the mutual covenants herein contained, it is hereby agreed by and between the Company and Employee as follows:

1. Engagement and Term. The Company hereby continues to employ Employee and
   -------------------
Employee hereby accepts such continued employment by the Company on the terms and conditions set forth herein, for a period commencing on the date hereof (the "Effective Date"), and ending, unless sooner terminated in accordance with the provisions of Section 4 hereof, on August 31, 2006 (the "Employment Period").

2. Scope of Duties. Employee shall be employed by the Company as its Senior Vice
   ---------------
President-Finance and Treasurer and Chief Financial Officer. In such capacities, the Employee shall have such authority, powers and duties as are customarily attendant upon such position. If elected or appointed, Employee shall also serve, without additional compensation, in one or more offices and, if and when elected, as a director of the Company or any subsidiary or affiliate of the Company, provided that his duties and responsibilities are not inconsistent with those pertaining to his position as an executive. Employee shall faithfully devote his full business time and efforts so as to advance the best interests of the Company. During the Employment Period, Employee shall not be engaged in any other business activity, whether or not such business activity is pursued for profit or other pecuniary advantage, unless same is only incidental and is in no way, directly or indirectly, competitive with, or opposed to the best interests of the Company.

3. Compensation.
   ------------
3.1. Basic Compensation. In respect of services to be performed by the Employee
     ------------------
during the Employment Period, the Company agrees to pay the Employee an annual salary of One Hundred Fifty-Seven Thousand, Five Hundred Dollars ($157,500) ("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.

3.2. Discretionary Increases. The Employees shall also be entitled to such
     -----------------------
additional increments and bonuses as shall be determined from time to time by the Board of Directors of the Company.

3.3. Stock Options. The Employee will be eligible to receive stock options under
     -------------
the Company's stock option plans at the discretion of the Stock Option Committee of the Board of Directors of the Company in accordance with policies existing at the time of such grants.

3.4. Other Benefits.
     --------------
                               (a) Employees shall be entitled to participate,
                     at Company's expense, in the major medical health insurance plan, and all other health, insurance or other benefit plan applicable generally to executive officers of the Company.

                               (b) During the Employment Period, Employee will
                     be entitled to paid vacations and holidays consistent with the Company's policy applicable to executives generally. All vacations shall be scheduled at the mutual convenience of the Company and the Employee.

4. Term of Employment. The provisions of Section 1 of this Agreement
   ------------------
notwithstanding, the Company may terminate this Agreement and Employee's employment hereunder in the manner and for the causes hereinafter set forth, in which event the Company shall be under no further obligation to Employee other than as specifically provided herein:

                               (a) If Employee is absent from work or otherwise
                     substantially unable to assume his normal duties for a period of sixty (60) successive days or an aggregate of ninety (90) business days during any consecutive twelve-month period during the Employment Period because of physical or mental disability, accident, illness, or any other cause other than vacation or approved leave of absence or disability still exists, the Company may terminate the employment of Employee hereunder upon ten
                     (10) days' written notice to Employee.

                               (b) In the event of the death of Employee, this
                     Agreement shall immediately terminate on the date hereof.

                               (c) If Employee materially breached or violates
                     any material term of his employment hereunder, or commits any criminal act or an act of dishonesty or moral turpitude, in the reasonable judgment of the Company's Board of Directors, then the Company may, in addition to other rights and remedies available at law or equity, immediately terminate this Agreement upon written notice to Employee with the date of such notice being the termination date and such termination being deemed for "cause."

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

5. Change in Control.
   -----------------
5.1. In the event at any time during the Employment Period, a majority of the Board of Directors is composed of persons who are not "Continuing Directors," as hereinafter defined, and Employee's employment is terminated by the Company other than for one of the reasons set forth in Section 4 hereof, Employee shall not be obligated to seek employment to mitigate his damages, if any, to which he may be entitled for breach of this Agreement.

5.2. "Continuing Directors" shall mean (i) the directors of the Company at the close of business on September 1, 2003 and (ii) any person who was or is recommended to (A) succeed a Continuing Director by the Company's Nominating Committee or (B) become a director as a result of an increase in the size of the Board by a majority of the Continuing Directors then on the Board.

6. Disclosure of Confidential Information and Covenant Not to Compete. Employee
   ------------------------------------------------------------------
agrees that his primary loyalty will be to the Company. Employee acknowledges that the Company possess confidential information, know-how, customer lists, purchasing, merchandising and selling techniques and strategies, and other information used in its operations of which Employee will obtain knowledge, and that the Company will suffer serious and irreparable damage and harm if this confidential information were disclosed to any other party or if Employee used this information to compete against the Company. Accordingly, Employee hereby agrees that except as required by Employee's duties to the Company, Employee without the consent of the Company's Board of Directors, shall not at any time during or after the term of this contract disclose or use any secret or confidential information of the Company, including, without limitation, such business opportunities, customer lists, trade secrets, formulas, techniques and methods of which Employee shall become informed during his employment, whether learned by him as an Employee of the Company, as a member of the Board of Directors or otherwise, and whether or not developed by the Employee, unless such information shall be or become public knowledge other than as a result of the Employee's direct or indirect disclosure of the same.

           Employee further agrees that for a period of two years following the termination of Employee's employment, except as a result of the breach by the Company of any material term or condition hereof, Employee will not, directly or indirectly, alone or with others, individually or through or by a corporate or other business entity in which he may be interested as a partner, shareholder, joint venturer, officer or director or otherwise, engaged in the United States in any "business which is competitive with that of the Company or any of its subsidiaries" as hereinafter defined; provided, however, that the foregoing shall not be deemed to prevent the ownership by Employee of up to five percent of any class of securities of any corporation which is regularly traded on any stock exchange or over-the-counter market. For the purpose of this Agreement, a "business which is competitive with the business of the Company or any of its subsidiaries," shall include only the operation of franchise restaurants selling Japanese, or other Asian food, or restaurants of a type then being operated by the Company, or any of its subsidiaries.

7. Reimbursement of Expenses; Use of Automobile. The Company shall further pay
   --------------------------------------------
directly, or reimburse the Employee, for all other reasonable and necessary expenses and disbursements incurred by him for and on behalf of the Company in the performance of his duties during the Employment Period upon submission of vouchers or other evidence thereof in accordance with the Company's usual policies of expense reimbursement. The Employee shall receive an allowance of $200 per month for automobile expenses, including the lease costs or purchase price, gasoline, oil and garaging.

8. Miscellaneous Provisions.
   ------------------------
8.1. Section headings are for convenience only and shall not be deemed to govern, limit, modify or supersede the provisions of this Agreement.

8.2. This Agreement is entered into in the State of Florida and shall be governed pursuant to the laws of the State of Florida. If any provision of this Agreement shall be held by a court of competent jurisdiction to be invalid, illegal or unenforceable, the remaining provisions hereof shall continue to be fully effective.

8.3. This Agreement contains the entire agreement of the parties regarding this subject matter. There are no contemporaneous oral agreements, and all prior understandings, agreements, negotiations and representations are merged herein.

8.4. This Agreement may be modified only by means of a writing signed by the party to be charged with such modification.

8.5. Notices or other communications required or permitted to be given hereunder shall be in writing and shall be deemed duly given upon the receipt by the party to whom sent at the respective addresses set forth below or to such other address as any party shall hereafter designate to the other in writing delivered in accordance herewith:

                     If to the Company:
                               Benihana Inc.
                               8685 Northwest 53rd Terrace
                               Miami, Florida  33166-0120
                               Attention:  President

                     If to Employee:
                               Michael R. Burris
                               276 Landings Boulevard
                               Weston, Florida 33327

8.6. This Agreement shall inure to the benefit of, and shall be binding upon, the Company, its successors and assigns, including, without limitation, any entity that may acquire all or substantially all of the Company's assets and business or into which the Company may be consolidated or merged. This Agreement may not be assigned by Employee.

8.7. This Agreement may be executed in separate counterparts, each of which shall constitute the original thereof.

8.8. This Agreement supersedes and replaces all previous Employment Agreements between the Company and the Employee.

           IN WITNESS WHEREOF, the parties have set their hands as of the date first above written.

                                        BENIHANA INC.



                                        By: /s/ Joel A. Schwartz
                                           ------------------------------------
                                             Joel A. Schwartz, President



                                           /s/ Michael R. Burris
                                          -------------------------------------
                                            Michael R. Burris

                                                                   Exhibit 10.2

                              EMPLOYMENT AGREEMENT

           AGREEMENT dated as of September 1, 2003, by and between Benihana Inc., a Delaware corporation (the "Company") and Kevin Aoki (the "Employee").

                                R E C I T A L S :

           The Employee is, and has been for some years, employed by the Company as its Vice President-Marketing; and the Company is desirous of continuing such employment of Employee and Employee is desirous of continuing to be employed by the Company on the terms and conditions hereinafter set forth.

           NOW, THEREFORE, in consideration of the mutual covenants herein contained, it is hereby agreed by and between the Company and Employee as follows:

9. Engagement and Term. The Company hereby continues to employ Employee and
   -------------------
Employee hereby accepts such continued employment by the Company on the terms and conditions set forth herein, for a period commencing on the date hereof (the "Effective Date"), and ending, unless sooner terminated in accordance with the provisions of Section 4 hereof, on August 31, 2006 (the "Employment Period").

10. Scope of Duties. Employee shall be employed by the Company in an executive
    ---------------
capacity as determined by the President and the Board of Directors of the Company, and will report directly to the President of the Company. In such capacity, the Employee shall have such authority, powers and duties delegated to him by the President and the Board of Directors of the Company. If elected or appointed, Employee shall also serve, without additional compensation, in one or more offices and, if and when elected, as a director of the Company or any subsidiary or affiliate of the Company, provided that his duties and responsibilities are not inconsistent with those pertaining to his position as an executive. Employee shall faithfully devote his full business time and efforts so as to advance the best interests of the Company. During the Employment Period, Employee shall not be engaged in any other business activity, whether or not such business activity is pursued for profit or other pecuniary advantage, unless same is only incidental and is in no way, directly or indirectly, competitive with, or opposed to the best interests of the Company.

11. Compensation.
    ------------
11.1. Basic Compensation. In respect of services to be performed by the Employee
      ------------------
during the Employment Period, the Company agrees to pay the Employee an annual salary of One Hundred Thirty-Two Thousand, Five Hundred Dollars ($132,500) ("Basic Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.

11.2. Discretionary Increases. The Employees shall also be entitled to such
      -----------------------
additional increments and bonuses as shall be determined from time to time by the Board of Directors of the Company.

11.3. Stock Options. The Employee will be eligible to receive stock options
      -------------
under the Company's stock option plans at the discretion of the Stock Option Committee of the Board of Directors of the Company in accordance with policies existing at the time of such grants.

11.4.      Other Benefits.
           --------------
                               (a) Employees shall be entitled to participate,
                     at Company's expense, in the major medical health insurance plan, and all other health, insurance or other benefit plan applicable generally to executive officers of the Company.

                               (b) During the Employment Period, Employee will
                     be entitled to paid vacations and holidays consistent with the Company's policy applicable to executives generally. All vacations shall be scheduled at the mutual convenience of the Company and the Employee.

12. Term of Employment. The provisions of Section 1 of this Agreement
    ------------------
notwithstanding, the Company may terminate this Agreement and Employee's employment hereunder in the manner and for the causes hereinafter set forth, in which event the Company shall be under no further obligation to Employee other than as specifically provided herein:

                               (a) If Employee is absent from work or otherwise
                     substantially unable to assume his normal duties for a period of sixty (60) successive days or an aggregate of ninety (90) business days during any consecutive twelve-month period during the Employment Period because of physical or mental disability, accident, illness, or any other cause other than vacation or approved leave of absence or disability still exists, the Company may terminate the employment of Employee hereunder upon ten
                     (10) days' written notice to Employee.

                               (b) In the event of the death of Employee, this
                     Agreement shall immediately terminate on the date hereof.

                               (c) If Employee materially breached or violates
                     any material term of his employment hereunder, or commits any criminal act or an act of dishonesty or moral turpitude, in the reasonable judgment of the Company's Board of Directors, then the Company may, in addition to other rights and remedies available at law or equity, immediately terminate this Agreement upon written notice to Employee with the date of such notice being the termination date and such termination being deemed for "cause."

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

13. Change in Control.
    -----------------
13.1. In the event at any time during the Employment Period, a majority of the Board of Directors is composed of persons who are not "Continuing Directors," as hereinafter defined, and Employee's employment is terminated by the Company other than for one of the reasons set forth in Section 4 hereof, Employee shall not be obligated to seek employment to mitigate his damages, if any, to which he may be entitled for breach of this Agreement.

13.2. "Continuing Directors" shall mean (i) the directors of the Company at the close of business on September 1, 2003 and (ii) any person who was or is recommended to (A) succeed a Continuing Director by the Company's Nominating Committee or (B) become a director as a result of an increase in the size of the Board by a majority of the Continuing Directors then on the Board.

14. Disclosure of Confidential Information and Covenant Not to Compete. Employee
    ------------------------------------------------------------------
agrees that his primary loyalty will be to the Company. Employee acknowledges that the Company possess confidential information, know-how, customer lists, purchasing, merchandising and selling techniques and strategies, and other information used in its operations of which Employee will obtain knowledge, and that the Company will suffer serious and irreparable damage and harm if this confidential information were disclosed to any other party or if Employee used this information to compete against the Company. Accordingly, Employee hereby agrees that except as required by Employee's duties to the Company, Employee without the consent of the Company's Board of Directors, shall not at any time during or after the term of this contract disclose or use any secret or confidential information of the Company, including, without limitation, such business opportunities, customer lists, trade secrets, formulas, techniques and methods of which Employee shall become informed during his employment, whether learned by him as an Employee of the Company, as a member of the Board of Directors or otherwise, and whether or not developed by the Employee, unless such information shall be or become public knowledge other than as a result of the Employee's direct or indirect disclosure of the same.

           Employee further agrees that for a period of two years following the termination of Employee's employment, except as a result of the breach by the Company of any material term or condition hereof, Employee will not, directly or indirectly, alone or with others, individually or through or by a corporate or other business entity in which he may be interested as a partner, shareholder, joint venturer, officer or director or otherwise, engage in the United States in any "business which is competitive with that of the Company or any of its subsidiaries" as hereinafter defined or which business hires any persons who were employed by the Company or a subsidiary of the Company at the time of Employee's termination of employment with the Company; provided, however, that the foregoing shall not be deemed to prevent the ownership by Employee of up to five percent of any class of securities of any corporation which is regularly traded on any stock exchange or over-the-counter market. For the purpose of this Agreement, a "business which is competitive with the business of the Company or any of its subsidiaries," shall include only the operation of franchise restaurants selling Japanese, or other Asian food, or restaurants of a type then being operated by the Company, or any of its subsidiaries.

15. Reimbursement of Expenses; Use of Automobile. The Company shall further pay
    --------------------------------------------
directly, or reimburse the Employee, for all other reasonable and necessary expenses and disbursements incurred by him for and on behalf of the Company in the performance of his duties during the Employment Period upon submission of vouchers or other evidence thereof in accordance with the Company's usual policies of expense reimbursement. The Employee shall receive an allowance of $200 per month for automobile expenses, including the lease costs or purchase price, gasoline, oil and garaging.

16. Miscellaneous Provisions.
    ------------------------
16.1. Section headings are for convenience only and shall not be deemed to govern, limit, modify or supersede the provisions of this Agreement.

16.2. This Agreement is entered into in the State of Florida and shall be governed pursuant to the laws of the State of Florida. If any provision of this Agreement shall be held by a court of competent jurisdiction to be invalid, illegal or unenforceable, the remaining provisions hereof shall continue to be fully effective.

16.3. This Agreement contains the entire agreement of the parties regarding this subject matter. There are no contemporaneous oral agreements, and all prior understandings, agreements, negotiations and representations are merged herein.

16.4. This Agreement may be modified only by means of a writing signed by the party to be charged with such modification.

16.5. Notices or other communications required or permitted to be given hereunder shall be in writing and shall be deemed duly given upon the receipt by the party to whom sent at the respective addresses set forth below or to such other address as any party shall hereafter designate to the other in writing delivered in accordance herewith:

                     If to the Company:

                               Benihana Inc.
                               8685 Northwest 53rd Terrace
                               Miami, Florida  33166-0120
                               Attention:  President

                     If to Employee:

                               Kevin Aoki
                               1000 Quaysite Terrace, Apt. 1611
                               Miami, Florida  33138

16.6. This Agreement shall inure to the benefit of, and shall be binding upon, the Company, its successors and assigns, including, without limitation, any entity that may acquire all or substantially all of the Company's assets and business or into which the Company may be consolidated or merged. This Agreement may not be assigned by Employee.

16.7. This Agreement may be executed in separate counterparts, each of which shall constitute the original thereof.

16.8. This Agreement supersedes and replaces the Employment Agreement dated October 19, 1998, as amended on January 25, 2000 and April 1, 2001, between the Company and the Employee.

           IN WITNESS WHEREOF, the parties have set their hands as of the date first above written.

                                  BENIHANA INC.


                                  By: /s/ Joel A. Schwartz
                                     ------------------------------------------
                                       Joel A. Schwartz, President

                                      /s/ Kevin Aoki
                                     ------------------------------------------
                                       Kevin Aoki

                                                                   Exhibit 10.3

                              EMPLOYMENT AGREEMENT

           AGREEMENT dated this 1st day of September, 2003, by and between Benihana Inc., a Delaware corporation (the "Company") and Juan C. Garcia (the "Employee").

                                R E C I T A L S :

           The Employee is, and has been for some years, employed by the Company as its Vice President/Comptroller; and the Company is desirous of continuing such employment of Employee, and Employee is desirous of continuing to be employed by the Company on the terms and conditions hereinafter set forth.

           NOW, THEREFORE, in consideration of the mutual covenants herein contained, it is hereby agreed by and between the Company and Employee as follows:

17. Engagement and Term. The Company hereby continues to employ Employee and
    -------------------
Employee hereby accepts such continued employment by the Company on the terms and conditions set forth herein, for a period commencing on the date hereof (the "Effective Date"), and ending, unless sooner terminated in accordance with the provisions of Section 4 hereof, on August 31, 2006 (the "Employment Period").

18. Scope of Duties. Employee shall be employed by the Company as its Vice
    ---------------
President/Comptroller. In such capacity, the Employee shall have such authority, powers and duties as are customarily attendant upon such position. If elected or appointed, Employee shall also serve, without additional compensation, in one or more offices and, if and when elected, as a director of the Company or any subsidiary or affiliate of the Company, provided that his duties and responsibilities are not inconsistent with those pertaining to his position as an executive. Employee shall faithfully devote his full business time and efforts so as to advance the best interests of the Company. During the Employment Period, Employee shall not be engaged in any other business activity, whether or not such business activity is pursued for profit or other pecuniary advantage, unless same is only incidental and is in no way, directly or indirectly, competitive with, or opposed to the best interests of the Company.

19. Compensation.
    ------------
19.1. Basic Compensation. In respect of services to be performed by the Employee
      ------------------
during the Employment Period, the Company agrees to pay the Employee an annual salary of One Hundred Fifteen Thousand Dollars ($115,000) ("Basic
Compensation"), payable in accordance with the Company's customary payroll practices for executive employees.

19.2. Discretionary Increases. The Employees shall also be entitled to such
      -----------------------
additional increments and bonuses as shall be determined from time to time by the Board of Directors of the Company.

19.3. Stock Options. The Employee will be eligible to receive stock options
      -------------
under the Company's stock option plans at the discretion of the Stock Option Committee of the Board of Directors of the Company in accordance with policies existing at the time of such grants.

19.4.      Other Benefits.
           --------------
                               (a) Employees shall be entitled to participate,
                     at Company's expense, in the major medical health insurance plan, and all other health, insurance or other benefit plan applicable generally to executive officers of the Company.

                               (b) During the Employment Period, Employee will
                     be entitled to paid vacations and holidays consistent with the Company's policy applicable to executives generally. All vacations shall be scheduled at the mutual convenience of the Company and the Employee.

20. Term of Employment. The provisions of Section 1 of this Agreement
    ------------------
notwithstanding, the Company may terminate this Agreement and Employee's employment hereunder in the manner and for the causes hereinafter set forth, in which event the Company shall be under no further obligation to Employee other than as specifically provided herein:

                               (a) If Employee is absent from work or otherwise
                     substantially unable to assume his normal duties for a period of sixty (60) successive days or an aggregate of ninety (90) business days during any consecutive twelve-month period during the Employment Period because of physical or mental disability, accident, illness, or any other cause other than vacation or approved leave of absence or disability still exists, the Company may terminate the employment of Employee hereunder upon ten
                     (10) days' written notice to Employee.

                               (b) In the event of the death of Employee, this
                     Agreement shall immediately terminate on the date hereof.

                               (c) If Employee materially breached or violates
                     any material term of his employment hereunder, or commits any criminal act or an act of dishonesty or moral turpitude, in the reasonable judgment of the Company's Board of Directors, then the Company may, in addition to other rights and remedies available at law or equity, immediately terminate this Agreement upon written notice to Employee with the date of such notice being the termination date and such termination being deemed for "cause."

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

21. Change in Control.
    -----------------
21.1. In the event at any time during the Employment Period, a majority of the Board of Directors is composed of persons who are not "Continuing Directors," as hereinafter defined, and Employee's employment is terminated by the Company other than for one of the reasons set forth in Section 4 hereof, Employee shall not be obligated to seek employment to mitigate his damages, if any, to which he may be entitled for breach of this Agreement.

21.2. "Continuing Directors" shall mean (i) the directors of the Company at the close of business on September 1, 2003 and (ii) any person who was or is recommended to (A) succeed a Continuing Director by the Company's Nominating Committee or (B) become a director as a result of an increase in the size of the Board by a majority of the Continuing Directors then on the Board.

22. Disclosure of Confidential Information and Covenant Not to Compete. Employee
    ------------------------------------------------------------------
agrees that his primary loyalty will be to the Company. Employee acknowledges that the Company possess confidential information, know-how, customer lists, purchasing, merchandising and selling techniques and strategies, and other information used in its operations of which Employee will obtain knowledge, and that the Company will suffer serious and irreparable damage and harm if this confidential information were disclosed to any other party or if Employee used this information to compete against the Company. Accordingly, Employee hereby agrees that except as required by Employee's duties to the Company, Employee without the consent of the Company's Board of Directors, shall not at any time during or after the term of this contract disclose or use any secret or confidential information of the Company, including, without limitation, such business opportunities, customer lists, trade secrets, formulas, techniques and methods of which Employee shall become informed during his employment, whether learned by him as an Employee of the Company, as a member of the Board of Directors or otherwise, and whether or not developed by the Employee, unless such information shall be or become public knowledge other than as a result of the Employee's direct or indirect disclosure of the same.

           Employee further agrees that for a period of two years following the termination of Employee's employment, except as a result of the breach by the Company of any material term or condition hereof, Employee will not, directly or indirectly, alone or with others, individually or through or by a corporate or other business entity in which he may be interested as a partner, shareholder, joint venturer, officer or director or otherwise, engaged in the United States in any "business which is competitive with that of the Company or any of its subsidiaries" as hereinafter defined; provided, however, that the foregoing shall not be deemed to prevent the ownership by Employee of up to five percent of any class of securities of any corporation which is regularly traded on any stock exchange or over-the-counter market. For the purpose of this Agreement, a "business which is competitive with the business of the Company or any of its subsidiaries," shall include only the operation of franchise restaurants selling Japanese, or other Asian food, or restaurants of a type then being operated by the Company, or any of its subsidiaries.

23. Reimbursement of Expenses; Use of Automobile. The Company shall further pay
    --------------------------------------------
directly, or reimburse the Employee, for all other reasonable and necessary expenses and disbursements incurred by him for and on behalf of the Company in the performance of his duties during the Employment Period upon submission of vouchers or other evidence thereof in accordance with the Company's usual policies of expense reimbursement. The Employee shall receive an allowance of $200 per month for automobile expenses, including the lease costs or purchase price, gasoline, oil and garaging.

24. Miscellaneous Provisions.
    ------------------------
24.1. Section headings are for convenience only and shall not be deemed to govern, limit, modify or supersede the provisions of this Agreement.

24.2. This Agreement is entered into in the State of Florida and shall be governed pursuant to the laws of the State of Florida. If any provision of this Agreement shall be held by a court of competent jurisdiction to be invalid, illegal or unenforceable, the remaining provisions hereof shall continue to be fully effective.

24.3. This Agreement contains the entire agreement of the parties regarding this subject matter. There are no contemporaneous oral agreements, and all prior understandings, agreements, negotiations and representations are merged herein.

24.4. This Agreement may be modified only by means of a writing signed by the party to be charged with such modification.

24.5. Notices or other communications required or permitted to be given hereunder shall be in writing and shall be deemed duly given upon the receipt by the party to whom sent at the respective addresses set forth below or to such other address as any party shall hereafter designate to the other in writing delivered in accordance herewith:

                     If to the Company:

                               Benihana Inc.
                               8685 Northwest 53rd Terrace
                               Miami, Florida  33166-0120
                               Attention:  President

                     If to Employee:

                               Juan C. Garcia
                               5900 SW 112th Street
                               Pine Crest, Florida  33156

24.6. This Agreement shall inure to the benefit of, and shall be binding upon, the Company, its successors and assigns, including, without limitation, any entity that may acquire all or substantially all of the Company's assets and business or into which the Company may be consolidated or merged. This Agreement may not be assigned by Employee.

24.7. This Agreement may be executed in separate counterparts, each of which shall constitute the original thereof.

24.8. This Agreement supersedes and replaces all previous Employment Agreements between the Company and the Employee.

           IN WITNESS WHEREOF, the parties have set their hands as of the date first above written.

                                 BENIHANA INC.



                                 By: /s/ Joel A. Schwartz
                                    -------------------------------------------
                                      Joel A. Schwartz, President



                                     /s/Juan C. Garcia
                                    -------------------------------------------
                                      Juan C. Garcia

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


Date:  November 20, 2003
                                               /s/ Joel A. Schwartz
                                               --------------------------------
                                                Joel A. Schwartz
                                                President and
                                                Chief Executive Officer
                                                and Director

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


Date:  November 20, 2003
                                            /s/ Michael R. Burris
                                            -----------------------------------
                                             Michael R. Burris
                                             Senior Vice President -
                                             Finance and Chief Financial
                                             Officer

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Benihana Inc. (the "Company") on Form 10- Q for the period ended October 12, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel A. Schwartz, President and Chief Executive Officer and Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joel A. Schwartz
-----------------------------
 Joel A. Schwartz
 President and
 Chief Executive Officer
 and Director

November 20, 2003

                                                                   Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Benihana Inc. (the "Company") on Form 10-Q for the period ended October 12, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael R. Burris, Senior Vice President - Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Michael R. Burris
--------------------------------
 Michael R. Burris
 Senior Vice President -
 Finance and Chief Financial
 Officer

November 20, 2003