Form 10-Q
period 2004-01-04
BENIHANA INC
filed 2004-02-13
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended January 4, 2004

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


       Common Stock $.10 par value, 3,171,979 shares outstanding at
                              February 13, 2004

   Class A Common Stock $.10 par value, 5,892,959 shares outstanding at
                              February 13, 2004

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND TEN PERIODS ENDED JANUARY 4, 2004





TABLE OF CONTENTS
                                                                        PAGE

PART I -   Financial Information

                Condensed Consolidated Balance Sheets (unaudited)
                   at January 4, 2004 and March 30, 2003                 1

                Condensed Consolidated Statements of Earnings
                   (unaudited) for the Three and Ten Periods Ended
                   January 4, 2004 and January 5, 2003                   2 - 3

                Condensed Consolidated Statement of Stockholders'
                   Equity (unaudited) for the Ten Periods Ended
                   January 4, 2004                                       4

                Condensed Consolidated Statements of Cash Flows
                   (unaudited) for the Ten Periods Ended
                   January 4, 2004 and January 5, 2003                   5

                Notes to Condensed Consolidated Financial Statements
                   (unaudited)                                           6 - 9

                Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         10 - 15

PART II -  Other Information

                Item 6.  Exhibits and Reports on Form 8-K                16

                Signature                                                17

                Certifications                                           18 - 21

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share information)

                                                                                 January 4,                March 30,
                                                                                    2004                      2003
----------------------------------------------------------------------------------------------------------------------------------

Assets
Current Assets:
     Cash and cash equivalents                                                   $  2,271                $  2,299
     Receivables                                                                    1,022                     626
     Inventories                                                                    6,295                   5,328
     Prepaid expenses                                                               2,762                   2,236
----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                               12,350                  10,489

Property and equipment, net                                                        94,622                  84,482
Deferred income taxes, net                                                            392                   1,172
Goodwill, net                                                                      27,131                  27,131
Other assets                                                                        4,734                   5,207
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 $139,229                $128,481
----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued expenses                                       $ 21,661                $ 19,407
     Current maturity of bank debt                                                  3,000                   3,000
     Current maturities of obligations
          under capital leases                                                        275                     373
----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                          24,936                  22,780

Long-term debt - bank                                                              19,000                  19,000
Obligations under capital leases                                                       96                     299
Minority interest                                                                   1,250                     771
Commitments and contingencies

Stockholders' Equity:
     Common stock - $.10 par value; convertible into Class A Common stock;
         authorized - 12,000,000 shares; issued and outstanding - 3,171,979
         and 3,184,479 shares, respectively                                           317                     318
     Class A Common stock - $.10 par value; authorized -
         20,000,000 shares; issued and outstanding -
         5,892,959 and 5,595,084 shares, respectively                                 590                     560
     Additional paid-in capital                                                    50,407                  48,444
     Retained earnings                                                             42,776                  36,452
     Treasury stock - 10,828 shares of Common and
         Class A Common stock at cost                                                (143)                   (143)
----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                         93,947                  85,631
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 $139,229                $128,481
----------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)

                                                                            Three Periods Ended
                                                                        ------------------------------
                                                                        January 4,          January 5,
                                                                           2004                2003
------------------------------------------------------------------------------------------------------
Revenues
Restaurant sales                                                         $46,607             $43,521
Franchise fees and royalties                                                 365                 301
------------------------------------------------------------------------------------------------------
Total revenues                                                            46,972              43,822
------------------------------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                                           12,096              10,569
Restaurant operating expenses                                             27,237              25,833
Restaurant opening costs                                                     720                  89
Marketing, general and administrative expenses                             3,789               3,808
------------------------------------------------------------------------------------------------------
Total operating expenses                                                  43,842              40,299
------------------------------------------------------------------------------------------------------

Income from operations                                                     3,130               3,523
Interest expense, net                                                         91                 145
Minority interest                                                            141                 102

------------------------------------------------------------------------------------------------------
Income from operations before income taxes                                 2,898               3,276
Income tax provision                                                         988               1,108
------------------------------------------------------------------------------------------------------

Net Income                                                               $ 1,910             $ 2,168
------------------------------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                                          $   .21             $   .25
Diluted earnings per common share                                        $   .21             $   .24
------------------------------------------------------------------------------------------------------

Number of restaurants at end of period                                        68                  65

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)

                                                                            Ten Periods Ended
                                                                       ------------------------------
                                                                       January 4,          January 5,
                                                                          2004                2003
-----------------------------------------------------------------------------------------------------
Revenues
Restaurant sales                                                        $151,074            $141,920
Franchise fees and royalties                                               1,235               1,019
-----------------------------------------------------------------------------------------------------
Total revenues                                                           152,309             142,939
-----------------------------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                                           38,899              34,882
Restaurant operating expenses                                             89,024              85,423
Restaurant opening costs                                                   1,552                 354
Marketing, general and administrative expenses                            12,500              11,983
-----------------------------------------------------------------------------------------------------
Total operating expenses                                                 141,975             132,642
-----------------------------------------------------------------------------------------------------

Income from operations                                                    10,334              10,297
Interest expense, net                                                        324                 371
Minority interest                                                            479                 370

-----------------------------------------------------------------------------------------------------
Income from operations before income taxes                                 9,531               9,556
Income tax provision                                                       3,207               3,147
-----------------------------------------------------------------------------------------------------

Net Income                                                              $  6,324            $  6,409
-----------------------------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                                         $    .72            $    .74
Diluted earnings per common share                                       $    .70            $    .68
-----------------------------------------------------------------------------------------------------

Number of restaurants at end of period                                        68                  65

See notes to condensed consolidated financial statements

BENIHANA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share information)



                                                                          Class A   Additional                           Total
                                                                Common    Common     Paid-in     Retained   Treasury  Stockholders'
                                                                 Stock     Stock     Capital     Earnings     Stock      Equity
-----------------------------------------------------------------------------------------------------------------------------------


Balance, March 30, 2003                                          $318       $560     $48,444      $36,452     $(143)     $85,631

     Net income                                                                                     6,324                  6,324

     Issuance of 12,000 shares of common stock
         under exercise of options                                  2                     61                                  63

     Issuance of 66,375 shares of Class A
         common stock under exercise of options                                6         378                                 384

     Conversion of 30,000 shares of common stock
         into 30,000 shares of Class A common stock                (3)         3

     Issuance of 207,000 shares
         under exercise of warrants                                           21       1,422                               1,443

     Tax benefit from stock options                                                      102                                 102

-----------------------------------------------------------------------------------------------------------------------------------

Balance, January 4, 2004                                          $317      $590     $50,407       $42,776     $(143)    $93,947
-----------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands, except share information)

                                                                                     Ten Periods Ended
                                                                                ------------------------------
                                                                                January 4,         January 5,
                                                                                   2004               2003
--------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                      $  6,324            $  6,409
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                                 6,436               5,406
     Minority interest                                                               479                 370
     Deferred income taxes                                                           780                 330
     Loss on disposal of assets                                                      124                  74
     Issuance of common stock for incentive compensation                                                   3
     Change in operating assets and liabilities that provided (used) cash:
                  Receivables                                                       (396)                 526
                  Inventories                                                       (967)              (1,234)
                  Prepaid expenses                                                  (526)                (847)
                  Other assets                                                        80                 (434)
                  Accounts payable and accrued expenses                            2,254                1,807
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         14,588               12,410
--------------------------------------------------------------------------------------------------------------
Investing Activities:
--------------------------------------------------------------------------------------------------------------
Business acquisition, net of cash acquired                                                            (11,374)
Expenditures for property and equipment                                          (16,307)             (23,270)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (16,307)             (34,644)
--------------------------------------------------------------------------------------------------------------
Financing Activities:
Borrowings under revolving line of credit                                         13,400               31,300
Proceeds from issuance of common stock under exercise of
   stock options and warrants                                                      1,890                1,769
Repayment of long-term debt and obligations under capital leases                 (13,701)             (14,331)
Purchase of treasury stock                                                                                 (4)
Tax benefit from stock option exercises                                              102                  484
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          1,691               19,218
--------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                            (28)              (3,016)
Cash and cash equivalents, beginning of year                                       2,299                5,062
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                        $  2,271             $  2,046
--------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid during the ten periods:
     Interest                                                                   $    432             $    364
     Income taxes                                                               $  1,400             $  2,208
--------------------------------------------------------------------------------------------------------------
Business Acquisition, Net of Cash Acquired:
--------------------------------------------------------------------------------------------------------------
Fair value of assets acquired, other than cash                                                       $  2,358
Liabilities assumed                                                                                    (1,595)
Purchase price in excess of the net assets acquired                                                    10,611
--------------------------------------------------------------------------------------------------------------
                                                                                                      $11,374
--------------------------------------------------------------------------------------------------------------

During the ten periods ended January 4, 2004, 30,000 shares of common stock were converted into 30,000 shares of Class A common stock.
During the ten periods ended January 5, 2003, 100,700 shares of common stock were converted into 100,700 shares of Class A common stock.
During the ten periods ended January 5, 2003, a stock dividend of 1,141,050 shares of Class A common stock was paid.

See notes to condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 4, 2004 AND JANUARY 5, 2003
(UNAUDITED)

1.  GENERAL

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the three and ten periods (twelve and forty weeks) ended January 4, 2004 and January 5, 2003 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 30, 2003 appearing in Benihana Inc. and Subsidiaries (the "Company") Form 10-K filed with the Securities and Exchange Commission.

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

    The Company has a 52/53-week fiscal year and divides the year into 13 periods of four weeks. The Company's first fiscal quarter consists of 16 weeks, and the remaining three quarters are 12 weeks each, except in the event of a 53-week year with the final quarter composed of 13 weeks. Because of the differences in length of these accounting periods, results of operations between the first quarter and the later quarters of a fiscal year are not comparable.


2.  RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

    In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 is currently effective for variable interest entities created or entered into after January 31, 2003. This statement did not have any impact on the Company's consolidated financial statements.

    In December 2003, the FASB revised FIN 46 which changed the effective date to the first reporting period ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest.


3.  STOCK-BASED COMPENSATION

     The Company accounts for stock options issued to employees under the intrinsic value method of accounting for stock-based compensation. The Company generally recognizes no compensation expense with respect to such awards because stock options are granted at the fair market value of the underlying shares on the date of the grant.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 4, 2004 AND JANUARY 5, 2003
(UNAUDITED)


     Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on net income and earnings per share for the three and ten periods ended:

                                                       Three Periods Ended                     Ten Periods Ended
                                                   ---------------------------           ------------------------------
                                                   January 4,       January 5,           January 4,          January 5,

                                                      2004             2003                 2004                2003
                                                   ----------       ----------           ----------          ----------
      Net Income
             As reported                           $1,910            $2,168                $6,324              $6,409
             Deduct:  Total stock-based
                 employee compensation
                 expense determined under
                 fair value based method
                 for all awards                       129              164                    426                 465
                                                   -------          -------                -------             -------
             Pro forma                             $1,781           $2,004                 $5,898              $5,944
                                                   =======          =======                =======             =======
      Basic earnings per share
             As reported                           $  .21           $  .25                 $  .72              $  .74
                                                   -------          -------                -------             -------
             Pro forma                             $  .20           $  .23                 $  .67              $  .68
                                                   ========         =======                =======             =======
      Diluted earnings per share
             As reported                           $  .21           $  .24                 $  .70              $  .68
                                                   -------          -------                -------             -------
             Pro forma                             $  .19           $  .22                 $  .65              $  .63
                                                   =======          =======                =======             =======


4.  INVENTORIES

    Inventories consist of (in thousands):

                                       January 4,          March 30,
                                         2004                2003
                                       ----------          ---------
    Food and beverage                   $2,148              $1,612
    Supplies                             4,147               3,716
                                       ----------          ---------
                                        $6,295              $5,328
                                       ==========          ==========


5.  EARNINGS PER SHARE

    Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per common share computation includes dilutive common share equivalents issued under the Company's various stock option plans.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 4, 2004 AND JANUARY 5, 2003
(UNAUDITED)


    The following data shows the amounts (in thousands) used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                           Ten Periods Ended
                                                       -------------------------
                                                       January 4,     January 5,
                                                          2004          2003
                                                       ----------    -----------
      Net income for computation of basic and
          diluted earnings per common share             $6,324          $6,409
                                                       ==========    ==========

                                                           Ten Periods Ended
                                                       -------------------------
                                                       January 4,     January 5,
                                                         2004            2003
                                                       ----------     ----------
      Weighted average number of
            common shares used in basic
            earnings per share                           8,829           8,728
      Effect of dilutive securities:
            Stock options and warrants                     269             702
                                                       ----------     ----------
      Weighted average number of
            common shares and dilutive
            potential common stock used
            in diluted earnings per share                9,098           9,430
                                                       ==========     ==========


6.  RESTAURANT OPERATING EXPENSES

    Restaurant operating expenses consist of the following (in thousands):

                                                        Three Periods Ended                   Ten Periods Ended
                                                    -----------------------------       ------------------------------
                                                    January 4,         January 5,       January 4,          January 5,
                                                       2004               2003             2004               2003
                                                    ----------         ----------       ----------          ----------
      Labor and related costs                        $16,629            $16,300           $54,323             $53,906
      Restaurant supplies                                931                788             2,961               2,756
      Credit card discounts                              801                762             2,615               2,452
      Utilities                                        1,003                900             3,683               3,262
      Occupancy costs                                  2,785              2,365             8,720               7,811
      Depreciation and amortization                    1,943              1,771             6,171               5,202
      Other operating expenses                         3,145              2,947            10,551              10,034
                                                    ---------          ----------        ---------          ----------
      Total restaurant operating expenses            $27,237            $25,833           $89,024             $85,423
                                                    =========          ==========        =========          ==========

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 4, 2004 AND JANUARY 5, 2003
(UNAUDITED)


7.  COMMITMENTS AND CONTINGENCIES

    In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period of July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the "Minority Stockholders") have a one-time option to sell their shares to the Company. In the event that the Minority Stockholders do not exercise their right to sell their shares, then the Company has a one-time option to purchase the shares of the Minority Stockholders between the period of October 1, 2005 and December 31, 2005. The price for both the put and call options will be determined based on a defined cash flow measure for the acquired business. As of January 4, 2004, the price for both the put and call options at the purchase dates is not determinable as a number of unknown future factors could, either individually or in combination, cause material changes in the value of the put and call options.

    In connection with our acquisition of RA Sushi in 2002, we agreed to pay a base purchase price that consisted of $11.4 million along with the assumption of approximately $1.2 million of debt and other costs of $0.5 million. The purchase price also included additional contingent purchase price consideration to the sellers of the restaurants. The additional payments are generally contingent upon the achievement of stipulated levels of operating earnings and revenues by the acquired restaurants over a three year period commencing with the end of fiscal 2004, and are not contingent on the continued employment of the sellers of the restaurants. The minimum contingent payment levels will likely be met in the fourth quarter and it is likely that the Company will pay a maximum of $500,000 of contingent purchase price for the fiscal 2004. The Company will account for the contingent payments as an addition to the purchase price.

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

Revenues increased 7.2% in the current three periods and increased 6.6% in the current ten periods, when compared to the corresponding periods a year ago. Net income and earnings per diluted share decreased in the current three and ten periods when compared to the equivalent periods of the prior year. Both the current three and ten periods' decreases in net income and earnings per diluted share are attributable to increased restaurant opening costs and commodity costs while partially offset by an improved relationship of fixed costs to sales. Net income and earnings per fully diluted share were positively affected in both the three and ten periods by an improved relationship of labor costs to sales when compared to the equivalent periods of a year ago.


REVENUES

Three and ten periods ended January 4, 2004 compared to January 5, 2003 -- The amounts of sales and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables (in thousands).

                                                  Three Periods Ended                        Ten Periods Ended
                                            -------------------------------             -------------------------------
                                            January 4,           January 5,             January 4,           January 5,

                                               2004                2003                    2004                 2003
                                            ----------           ----------             ----------           ----------
Restaurant sales                            $46,607                $43,521               $151,074              $141,920
Franchise fees and royalties                    365                    301                  1,235                 1,019
                                            --------              --------               ---------             ---------
Total revenues                              $46,972                $43,822               $152,309              $142,939
                                            ========              =========              =========             =========

                                                  Three Periods Ended                           Ten Periods Ended
                                            -------------------------------              -------------------------------
                                            January 4,           January 5,              January 4,           January 5,

                                               2004                2003                     2004                2003
                                            ----------           ----------              ----------           ----------
Amount of change in total
     revenues from previous year             $3,150                 $3,640                 $9,370               $14,336
                                            ----------           ----------              ---------            ----------
Percentage of change from the
     previous year                             7.2%                   9.1%                   6.6%                 11.1%
                                            ==========           ==========              =========            ==========

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Restaurant revenues increased in the three and ten periods ended January 4, 2004 compared to the corresponding periods a year ago. Restaurant sales increased from acquired and newly opened restaurants by $3.8 million for the current three periods and by $11.1 million for the current ten periods as compared to the corresponding periods a year ago. The increase in restaurant sales was contributed to by positive comparable sales of 0.2%, an increase of $0.1 million in the current three periods and offset by a decrease in comparable sales of 0.6%, a decrease of $0.8 million in the current ten periods when compared to the equivalent periods a year ago. Restaurant sales were also negatively impacted by temporary and permanent restaurant closures of $0.8 million for the current three periods and $1.1 million for the current ten periods when compared to the equivalent periods a year ago. The acquired RA Sushi restaurants sales are included for the tenth period only in comparable sales as they were acquired in December of fiscal 2003.


COSTS AND EXPENSES

Three and ten periods ended January 4, 2004 compared to January 5, 2003 -- The following table reflects the proportion that the various elements of costs and expenses bore to restaurant sales and the changes in amounts and percentage changes in amounts from the previous year's three and ten periods.

                                                Three Periods Ended                           Ten Periods Ended
                                          --------------------------------            ---------------------------------
                                          January 4,            January 5,            January 4,             January 5,

                                             2004                 2003                   2004                   2003
                                          ----------            ----------            ----------             ----------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales             26.0%                  24.3%                  25.7%                 24.6%
Restaurant operating expenses               58.4%                  59.4%                  58.9%                 60.2%
Restaurant opening costs                     1.5%                   0.2%                   1.0%                  0.2%
Marketing, general and
      administrative expenses                8.1%                   8.7%                   8.3%                  8.4%


                                                Three Periods Ended                           Ten Periods Ended
                                          -------------------------------              --------------------------------
                                          January 4,           January 5,              January 4,            January 5,

                                             2004                 2003                    2004                  2003
                                          ----------           ----------              ----------            ----------
AMOUNT OF CHANGE FROM
PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales            $1,527                 $  956                 $4,017                $2,483
Restaurant operating expenses              $1,404                 $2,468                 $3,601                $9,935
Restaurant opening costs                   $   631                $   40                 $1,198                $ (736)
Marketing, general and
      administrative expenses              $   (19)               $  546                 $  517                $1,166

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                                   Three Periods Ended                         Ten Periods Ended
                                           --------------------------------             --------------------------------
                                           January 4,            January 5,             January 4,            January 5,
                                             2004                   2003                   2004                  2003
                                           ----------            ----------             ----------            ----------
PERCENTAGE CHANGE FROM
PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales              14.4%                   9.9%                  11.5%                  7.7%
Restaurant operating expenses                 5.4%                  10.6%                   4.2%                 13.2%
Restaurant opening costs                    709.0%                  81.6%                 338.4%               (67.5%)
Marketing, general and
      administrative expenses                (0.5%)                 16.7%                   4.3%                 10.8%

The cost of food and beverage sales increased in total dollar amount and when expressed as a percentage of sales in the current three and ten periods when compared to the corresponding periods in the prior year. Costs of food and beverage sales, which are generally variable with sales, directly increased with changes in revenues for the three and ten periods ended January 4, 2004 as compared to the equivalent periods ended January 5, 2003. The increase was also a result of commodities price increases, principally beef and lobster costs, in the current three and ten periods as compared to the equivalent periods in the prior year.

Restaurant operating expenses increased in absolute amount in the current three and ten periods, but decreased when expressed as a percentage of sales compared to the corresponding periods a year ago. The increase in absolute amount was due to the acquisition of the four RA Sushi restaurants and the newly opened teppanyaki and RA Sushi restaurants in the current three and ten periods when compared to the equivalent periods. The decrease when expressed as a percentage of sales is due to lower labor and related costs in the current year's three and ten periods when compared to the prior year's three and ten periods. Labor costs and related costs improved as a result of increased labor productivity and a reduction of overtime wages in the current three and ten periods and from lower health insurance costs as a result of a decrease in the total dollar amount of health insurance claims coupled with increased employee contributions to health insurance costs.

Restaurant opening costs increased in the current three and ten periods ended January 4, 2004 compared to the prior year corresponding periods. The increase is a result of the growth in restaurant development activity compared to the equivalent periods a year ago. The increase in store opening costs relates to opening expenses of eight restaurants opened or under development in the current ten periods compared to two restaurants in the equivalent periods a year ago.

Marketing, general and administrative costs decreased in absolute amount in the current three periods and increased in the current ten periods when compared to the equivalent periods a year ago. Marketing, general and administrative costs decreased when expressed as a percentage of sales in the current three periods and ten periods when compared to the equivalent periods a year ago. The decrease in absolute amount in the current three periods is mainly attributable to decreased advertising expenditures and the increase in the current ten periods is due to increased salaries and benefits from additional management personnel who were hired by the Company in connection with the acquisition of the RA Sushi concept.

Interest expense decreased in the current three and ten periods when compared to the corresponding periods of the prior year. The decrease in the current three and ten periods was attributable to a decrease in the average interest rate in the equivalent periods a year ago.

Our effective income tax rate increased in the ten periods to 33.6% from 32.9% in the prior year's ten periods. The effective tax rate increased due to additional state taxes associated with RA Sushi that was acquired in period ten of the prior year.

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

We have borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan as well as a revolving line of credit facility. The line of credit facility allows us to borrow up to $15,000,000 through December 31, 2007 and at January 4, 2004, we had $9,000,000 outstanding under the revolving line of credit. We also had a $1,000,000 letter of credit outstanding against such facility in connection with our workers compensation insurance program. At January 4, 2004, we had $13,000,000 outstanding under the term loan which is payable in quarterly installments of $750,000 through December 2004 and $833,333 thereafter until the term loan matures in December 2007. The interest rate at January 4, 2004 of both the line of credit and the term loan was 2.2%. We have the option to pay interest at Wachovia's prime rate plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and prohibit the payment of cash dividends.

Since restaurant businesses generally do not have large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses, including our own, operate with negative working capital.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

                                                       Ten Periods Ended
                                                 -----------------------------
                                                 January 4,         January 5,
                                                   2004                2003
                                                 ----------         ----------
 Cash provided by operations                     $ 14,588           $ 12,410
 Cash (used in) investing activities              (16,307)           (34,644)
 Cash provided by financing activities              1,691             19,218
                                                 ---------          ----------
 Decrease in cash and cash equivalents           $    (28)           $(3,016)
                                                 =========          ==========

Our future capital requirements depend on numerous factors, including market acceptance of our products, the timing and rate of expansion of our business, acquisitions, and other factors. We have experienced increases in our expenditures consistent with growth in our operations and we anticipate that our expenditures will continue to increase in the foreseeable future. We believe that our cash from operations and the funds available under our term loan and line of credit will provide sufficient capital to fund our operations and restaurant expansion for at lease the next twelve months.

Operating Activities

Cash provided by operations increased during the ten periods ended January 4, 2004 compared to the equivalent period in the previous year. The increase resulted mainly from net income adjusted for depreciation and amortization, the change in deferred income taxes and by the change in cash provided by operating assets and liabilities in the current ten periods when compared to the previous comparable period.

BENIHANA INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


The increase in accounts receivable from March 30, 2003 is attributable to a lease incentive owed to us by a new landlord. The increase in inventory from March 30, 2003 is due to new restaurant openings.

Investing Activities

Expenditures for property and equipment decreased during the ten periods ended January 4, 2004 from the prior comparable period. The decrease is attributable to expenditures of approximately $13 million made in the prior year ten periods for the purchase of property and equipment of three teppanyaki restaurants previously financed under a master lease agreement which was terminated June 12, 2002. The decrease is also attributable to the $11.3 million acquisition of RA Sushi in the prior year ten periods. The decreases are offset by increased construction expenditures over the prior year for new restaurants.

Financing Activities

During the current ten periods there were stock option exercises and warrants with cash proceeds to the Company of $1,890,000 as compared to $1,769,000 in the previous comparable period a year ago. Our total indebtedness decreased by $301,000 during the ten periods ended January 4, 2004 as compared to the end of fiscal 2003. We had net borrowings of $3,000,000 from the revolving line of credit, paid down $3,000,000 of the term loan and paid $301,000 under leases that are considered to be capital in nature.

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

Market Risks

We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes. We have no derivative agreements as of January 4, 2004.

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

Seasonality of Our Business

The Company has a 52/53-week fiscal year and divides the year into 13 periods of four weeks. The Company's first fiscal quarter consists of 16 weeks, and the remaining three quarters are 12 weeks each, except in the event of a 53-week year with the final quarter composed of 13 weeks. Because of the differences in length of these accounting periods, results of operations between the first quarter and the later quarters of a fiscal year are not comparable.

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

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information


Item 6.         Exhibits and Reports on Form 8-K

                (a) On November 11, 2003 the Company filed a report Form 8-K covering its earnings press release for the fiscal quarter ended October 12, 2003.

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

                                         Benihana Inc.
                                         -------------
                                         (Registrant)




Date    February 13, 2004                /s/ Joel A. Schwartz
      ----------------------             ---------------------
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


Date:  February 13, 2004
                                                 /s/ Joel A. Schwartz
                                                 ---------------------
                                                  Joel A. Schwartz
                                                  President and
                                                  Chief Executive Officer
                                                  and Director

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


Date:  February 13, 2004
                                              /s/ Michael R. Burris
                                              ----------------------
                                               Michael R. Burris
                                               Senior Vice President-
                                               Finance and Chief Financial
                                               Officer

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Benihana Inc. (the "Company") on Form 10- Q for the period ended January 4, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel A. Schwartz, President and Chief Executive Officer and Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joel A. Schwartz
---------------------
 Joel A. Schwartz
 President and
 Chief Executive Officer
 and Director

February 13, 2004

                                                                   Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Benihana Inc. (the "Company") on Form 10-Q for the period ended January 4, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael R. Burris, Senior Vice President - Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Michael R. Burris
----------------------
 Michael R. Burris
 Senior Vice President -
 Finance and Chief Financial
 Officer

February 13, 2004