Form 10-K
period 2004-03-28
BENIHANA INC
filed 2004-06-14
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 28, 2004
                                       or,
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                  Yes  X      No
                                      ---        ---

As of June 7, 2004, 3,018,979 shares of Common Stock and 6,134,225 shares of Class A Common Stock were outstanding, and the aggregate market value of the common equity of Benihana Inc. held by non-affiliates based upon the closing sale price on The Nasdaq Stock Market of $14.58 and $14.61, respectively, was approximately $106,152,000. As of October 12, 2003, the last day of our second fiscal quarter, the aggregate market value of common equity held by non-affiliates was $69,949,000.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
Portions of the Registrant's Annual Report to Stockholders for the year ended March 28, 2004 are incorporated by reference in Parts I and II.

Portions of the Registrant's Proxy Statement for the Annual Meeting to be held August 19, 2004 are incorporated by reference in Part III.

Item 1.  General

We have operated teppanyaki-style Japanese restaurants in the United States for over 39 years, and we believe we are the largest operator of teppanyaki-style restaurants in the country. Our core concept, the traditional Benihana restaurant, offers teppanyaki-style Japanese cooking in which fresh steak, chicken and seafood is prepared by a Benihana chef on a grill which forms a part of the table on which the food is served. Our Haru concept offers an extensive menu of Japanese fusion dishes in a high energy, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cuisine, including New York strip steak with wasabi croquette, spicy shallots and ginger sauce, garlic shrimp and crispy duck. Our RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a high energy environment featuring upbeat design elements and music.

 At June 11, 2004 we:

o own and operate 56 Benihana teppanyaki-style Japanese dinnerhouse restaurants, including one restaurant under the name Samurai;
o    franchise others to operate 22 additional Benihana restaurants;
o    own and operate five Haru restaurants in New York City;
o    own and operate seven RA Sushi restaurants primarily in the southwest; and
o    own and operate one Doraku restaurant in Miami Beach, Florida.

We own the related United States trademarks and service marks to the names "Benihana", "Benihana of Tokyo" and the "red flower" symbol and we have the exclusive rights to own, develop and license Benihana and Benihana Grill restaurants in the United States, Central and South America and the islands of the Caribbean. We also own the United States trademarks to the names "Haru", "RA Sushi" and "Doraku".

Sales by our owned restaurants were approximately $201.3 million for the fiscal year ended March 28, 2004, as compared to approximately $187.9 million for the prior fiscal year. Our net income for the fiscal year ended March 28, 2004 was approximately $9.2 million, as compared to approximately $9.5 million for the prior fiscal year.

Our principal executive offices are located at 8685 Northwest 53rd Terrace, Miami, Florida 33166 (telephone number 305-593-0770) and our corporate website address is http://www.benihana.com. We make our electronic filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on the corporate website free of charge as soon as practicable after filing with or furnishing to the SEC.

Strategy

The critical elements of our growth strategy are as follows:

Selectively Pursue Restaurant Growth. We believe that our Benihana concept has broad appeal and that, as a result, we have significant opportunities to expand our business selectively. We plan to continue to capitalize on our broad customer appeal and strong brand recognition within the casual dining segment by opening new restaurants, selectively acquiring existing Asian-theme restaurants in major U.S. markets and franchising new restaurant locations. In 2004, we opened four Benihana restaurants in Scottsdale, Arizona; Alpharetta, Georgia; Bethesda, Maryland and Westbury, New York and three RA Sushi restaurants in Tucson, Arizona; San Diego, California and Chicago, Illinois.

Design Initiative. We have undertaken a design imitative to develop a prototype teppanyaki restaurant to improve unit-level economics while shortening construction time and improving decor. This program will also assist us in restaurant refurbishing.

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

Provide Strong Management Support. Our senior management team has an average of over 16 years with our company and is experienced in developing and operating distinctive, high-volume casual dining establishments.

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

Specific menu items may be different in the various restaurants depending upon the local geographic market. The servings prepared at the teppanyaki grill are portion controlled to provide consistency in quantities served to each customer. Alcoholic beverages, including specialty mixed drinks, wines and beers and soft drinks are available. During fiscal 2004, beverage sales in both the lounges and dining rooms accounted for approximately 19.8% of total restaurant sales. The average check size per person was $23.61 in fiscal 2004. Sushi is offered at all of our traditional restaurants at either separate sushi bars or at the teppanyaki grills.

Each of our teppan tables generally seats eight customers. The chef is assisted in the service of the meal by the waitress or waiter who takes beverage and food orders. An entire dinnertime meal takes approximately one hour and thirty minutes.

Of the 56 Benihana restaurants we operate:

o 39 are located in freestanding, special use restaurant buildings usually on leased land;
o    6 are located in shopping centers; and
o    11 are located in office or hotel building complexes.

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

We anticipate opening a new Benihana restaurant in Carlsbad, California and a replacement for the Kendall teppanyaki in nearby Coral Gables, Florida in fiscal 2005.

The Haru Concept

The Haru concept offers an extensive menu of distinctive Japanese fusion dishes in a high energy, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cuisine, including New York strip steak with wasabi croquette, spicy shallots and ginger sauce, garlic shrimp and crispy duck. Haru also offers delivery and take-out. The average check size per person was $27.15 in fiscal 2004. Delivery and take-out sales account for 35% of total sales. We own 80% of the subsidiary that operates the Haru restaurants. The remaining 20% interest is owned by the originator of the concept and is subject to a mutual put/call arrangement exercisable in fiscal 2006.

We currently operate five Haru restaurants in New York City and are developing two new Haru restaurants in Philadelphia, Pennsylvania and one in the Gramercy Park section of New York City.

The RA Sushi Concept

The RA Sushi concept offers sushi and Pacific-Rim dishes in a fun-filled, high energy environment. The average check size per person was $19.06 for fiscal 2004 and beverage sales in both the lounges and dining rooms accounted for approximately 34% of total sales.

We currently operate seven RA Sushi restaurants and are developing one new RA Sushi restaurant in Las Vegas, Nevada and have a signed lease for another RA Sushi restaurant to open in Huntington Beach, California in fiscal 2006.

The Doraku Concept

We have one Doraku restaurant in operation and we do not currently have plans for expansion. The Doraku concept offers sushi as well as other Japanese dishes. The average check size per person was $22.29 in fiscal 2004.

Restaurant Operations

Our Benihana and Doraku restaurants are under the direction of our Executive Vice President-Restaurant Operations and are divided among eight geographic regions, each managed by a regional manager. Food preparation in the teppanyaki restaurants is supervised by nine regional chefs. Our Haru restaurants are locally managed in New York under the direction of Haru's Vice President of Operations and our RA Sushi restaurants are managed in Phoenix, the direction RA Sushi's Vice President of Operations.

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

The advertising programs are tailored to each local market and to print media focused on the business traveler. The advertising program is designed to emphasize the inherently fresh aspects of a Benihana meal and the entertainment value of the chef cooking at the customer's table. In fiscal year 2004, we expended approximately $6.7 million on advertising and other marketing, approximately 3.3% of our net sales. The entertainment component of the Benihana method of food preparation and service is emphasized to distinguish Benihana from other restaurant concepts.

Franchising

We have, from time to time, franchised restaurant operators in markets in which we consider expansion to be of benefit to the Benihana system. We continue to selectively pursue franchising opportunities, particularly in Central and South America and the islands of the Caribbean where we own the rights to the Benihana trademarks and system.

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

The current standard franchise agreement provides for payment to us of a non-refundable franchise fee of from $30,000 to $50,000 per restaurant and royalties of from 3% to 6% of gross sales. In fiscal year 2004, revenues from franchising were approximately $1,628,000.

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

Trade Names and Service Marks

Benihana is a Japanese word meaning "red flower". In the United States and certain foreign countries, we own the "Benihana", "Benihana of Tokyo", "Haru" and "RA" names and related trademarks and "red flower" symbol, which we believe to be of material importance to our business and are registered in the United States Patent and Trademark Office. We also own registered trademarks for the Doraku concept.

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

Employees

At March 28, 2004, we employed 4,091 people, of which 4,018 were restaurant employees and 73 were corporate personnel. Most employees, except restaurant management and corporate management personnel, are paid on an hourly basis. We also employ some restaurant personnel on a part-time basis to provide the services necessary during the peak periods of restaurant operations. We believe our relationship with our employees is good.

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

Item 2.  Properties
         ----------
Of the 69 restaurants in operation at June 11, 2004, 11 are located on owned real estate and 58 are leased pursuant to land or land and building leases, which require either a specific monthly rental, or a minimum rent and additional rent based upon a percentage of gross sales. In addition, there are two Benihana restaurants under development in Carlsbad, California and Coral Gables, Florida, two RA Sushi restaurants in Las Vegas, Nevada and Huntington Beach, California and two Haru restaurants in Philadelphia, Pennsylvania and New York City, New York, all of which will be pursuant to land leases. Generally, these leases are "triple net" leases which pass increases in property operating expenses, such as real estate taxes and utilities, through to the Company as tenant. Expiration dates of these leases, including renewal options, range from June 2004 to March 2027.

Item 3. Legal Proceedings

See Note 16 to the Notes to Consolidated Financial Statements incorporated by reference to Item 8 and included in Exhibit 13.01 filed with this Report for a description of a claim which has been threatened against the Company and certain of its directors in connection with the equity financing descrived in such Note.

The following table sets forth the location of our directly owned restaurants:

Benihana, Haru,                                                                 Approx.
RA Sushi or                                                                     Square           Interior     Date
Doraku Location           Address                                               Footage          Seating      Opened
---------------           -------                                               -------          --------     ------
ARIZONA:
RA Sushi               2905 E. Skyline Drive, Suite 289, Tucson (1)             3,900            176          November, 2003

RA Sushi               4921 E. Ray Road, Suite B-1, Phoenix (2)                 6,200            255          December, 2002

RA Sushi               3815 N. Scottsdale Road, Scottsdale (2)                  5,000            156          December, 2002

RA Sushi               411 S. Mill Avenue, Tempe (1)                            3,500            204          December, 2002

RA Sushi               7012 E. Greenway Parkway, Scottsdale (2)                 4,200            155          December, 2002

Benihana               16403 N. Scottsdale Road, Scottsdale  (1)                8,600            234          November, 2003

CALIFORNIA:
Benihana               2100 E. Ball Road, Anaheim  (1)                          8,710            263          March, 1980

Benihana               1496 Old Bayshore Hwy., Burlingame  (1)                  8,740            286          February, 1978

Benihana               755 Raintree Drive, Carlsbad (1)                         9,200            -0-          Under development

Benihana               17877 Gale Avenue, City of Industry (1)                  8,000            224          November, 1988

Benihana               1989 Diamond Blvd., Concord  (1)                         8,250            246          February, 1980

Benihana               2074 Vallco Fashion Park, Cupertino  (1)                 7,937            197          July, 1980

Benihana               16226 Ventura Blvd., Encino  (2)                         7,790            216         October, 1970

Benihana               136 Olivier Street, Monterey  (2)                        4,856            154         June, 2000

Benihana               4250 Birch Street, Newport Beach  (2)                    8,275            242         March, 1978

Benihana               3760 E. Inland Empire Blvd., Ontario (1)                 7,433            172         December, 1998

Benihana               5489F Sunrise Blvd., Citrus Heights (1)                  3,798            101         October, 1995

Benihana               477 Camino Del Rio So., San Diego (1)                    7,981            235         May, 1977

RA Sushi               474 Broadway, Suite 110, San Diego (1)                   4,676            156         December, 2003

Benihana               1737 Post Street, San Francisco (1)                      7,990            185         December, 1980

Benihana               1447 4th Street, Santa Monica (1)                        7,500            197         September, 2001

Benihana               21327 Hawthorne Blvd., Torrance (1)                      7,430            219         May, 1980

RA Sushi               Huntington Beach (1)                                     4,535            -0-         Under development

COLORADO:
Benihana               3295 S. Tamarac Drive, Denver (1)                        7,572            220         February, 1977

(1)     Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)     Lease provides for fixed rent.
(3)     Owned.



Benihana, Haru,                                                                 Approx.
RA Sushi or                                                                     Square           Interior     Date
Doraku Location           Address                                               Footage          Seating      Opened
---------------           -------                                               -------          --------     ------
DISTRICT OF
COLUMBIA:
Benihana               3222 M Street, NW, Washington (2)                        7,761            164         May, 1982

FLORIDA:
Doraku                 1104 Lincoln Road, Miami Beach (1)                       3,900            64          June, 2000

Samurai                8717 S.W. 136th Street, Miami (1)                        8,162            218         October, 1981

Benihana               8727 South Dixie Hwy., Miami (2)                         8,700            203         March, 1989

Benihana               276 E. Commercial Blvd., Ft. Lauderdale (3)              8,965            230         June, 1970

Benihana               1665 N.E. 79th Street, Miami (3)                         8,938            306         September, 1973

Benihana               1751 Hotel Plaza Blvd., Lake Buena Vista (1)             8,145            220         October, 1988

Benihana               3602 S.E. Ocean Blvd., Stuart (3)                        8,485            286         February, 1977

Benihana               242 Miracle Mile, Coral Gables (2)                                        -0-         Under development

GEORGIA:
Benihana               2365 Mansell Road, Alpharetta (3)                        8,600            234         October, 2003

Benihana               2143 Peachtree Road, NE, Atlanta I (2)                   8,244            217         May, 1974

Benihana               229 Peachtree Street NE, Atlanta II (2)                  6,372            160         April, 1981

ILLINOIS:
RA Sushi               1139 N. State Street, Chicago (1)                        4,500            74          January, 2004

Benihana               166 East Superior Street, Chicago (1)                    7,288            198         April, 1968

Benihana               747 E. Butterfield Road, Lombard (3)                     9,200            219         April, 1985

Benihana               1200 E. Higgins Road, Schaumburg (3)                     8,388            208         July, 1992

Benihana               150 N. Milwaukee Avenue, Wheeling (3)                    8,500            199         June, 2001

INDIANA:
Benihana               8830 Keystone Crossing Road, Indianapolis (1)            8,460            237         February, 1979

MARYLAND:
Benihana               7935 Wisconsin Avenue, Bethesda (1)                      9,300            254         October, 2003

MICHIGAN:
Benihana               18601 Hubbard Drive, Dearborn (1)                        7,500            222         March, 1977

Benihana               21150 Haggerty Road, Northville (3)                      8,000            184         May, 1989

Benihana               1985 W. Big Beaver Road, Troy (1)                        8,600            231         February, 1996

(1)     Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)     Lease provides for fixed rent.
(3)     Owned.



Benihana, Haru,                                                                Approx.
RA Sushi or                                                                    Square          Interior     Date
Doraku Location          Address                                               Footage         Seating      Opened
---------------          -------                                               -------         --------     ------
MINNESOTA:
Benihana              850 Louisiana Avenue So., Golden Valley (3)              10,400          237           September, 1980

NEVADA:
RA Sushi              3200 Las Vegas Blvd. South, Las Vegas (2)                                -0-           Under development

NEW JERSEY:
Benihana              840 Morris Turnpike, Short Hills (2)                    11,500           256           October, 1976

Benihana              5255 Marlton Pike, Pennsauken (1)                        7,000            239          February, 1978

NEW YORK:
Benihana              120 East 56th Street, New York (2)                       3,859            110          May, 1966

Benihana              47 West 56th Street, New York (2)                        7,340            171          June, 1973

Benihana              2105 Northern Blvd., Munsey Park (1)                     8,252            307          December, 1978

Benihana              920 Merchant's Concourse, Westbury (1)                   7,400            173          April, 2003

Haru                  205 West 43rd Street, New York (2)                       4,400            119          May, 2001

Haru                  1327 Third Avenue, New York (2)                          2,200            46           September, 2001

Haru                  1329 Third Avenue, New York (2)                          4,000            78           December, 1999

Haru                  433 Amsterdam Avenue, New York (2)                       4,000            74           December, 1999

Haru                  280 Park Avenue, New York (2)                            6,350            132          August, 2001

Haru                  220 Park Avenue South, New York (2)                                       -0-          Under development

OHIO:
Benihana              50 Tri-County Parkway, Cincinnati I (1)                  7,669            235          June, 1978

Benihana              126 East 6th Street, Cincinnati II (1)                   5,800            142          August, 1979

Benihana              23611 Chagrin Blvd., Beachwood (1)                       10,393           273          May, 1973

OREGON:
Benihana              9205 S.W. Cascade Avenue, Beaverton (1)                  6,077            200          August, 1986

PENNSYLVANIA
Benihana              2100 Greentree Road, Pittsburgh (1)                      8,000            234          May, 1971

Haru                  241-243 Chestnut Street, Philadelphia (1)                6,000            -0-          Under development

TENNESSEE:
Benihana              912 Ridgelake Blvd., Memphis (1)                         8,680            233          October, 1979

TEXAS:
Benihana              7775 Banner Drive, Dallas (3)                            8,007            307          January, 1976

(1)     Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)     Lease provides for fixed rent.
(3)     Owned.



Benihana, Haru,                                                                Approx.
RA Sushi or                                                                    Square           Interior     Date
Doraku Location          Address                                               Footage          Seating      Opened
---------------          -------                                               -------          --------     ------
Benihana              3848 Oak Lawn Avenue, Dallas (1)                         3.998            106          June, 1997

Benihana              1318 Louisiana Street, Houston I (2)                     6,938            200          May, 1975

Benihana              1720 Lake Woodlands Drive, The Woodlands (3)             8,728            203          April, 2002

Benihana              5400 Whitehall Street, Irving (2)                        8,565            172          May, 2002

Benihana              9707 Westheimer Road, Houston II (1)                     7,669            274          November, 1977

Benihana              2579 Town Center Blvd., Sugar Land (1)                   5,000            152          July, 1997

UTAH:
Benihana              165 S.W. Temple, Bldg. 1, Salt Lake City (1)             7,530            202          April, 1977

(1)     Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)     Lease provides for fixed rent.
(3)     Owned.

The Company leases approximately 14,100 square feet of space for its general administrative offices in Miami, Florida at an annual rental of $232,000 and 8,000 square feet for a warehouse in Miami, Florida at an annual rental of $38,000. The leases expire May 31, 2013 and October 31, 2004, respectively. The Company anticipates renewing the warehouse lease upon expiration.

Item 3.  Legal Proceedings
         -----------------
The Company is not a party to any litigation other than routine claims which are incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
There were no matters submitted to a vote of security holders during the fourth quarter.


                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters
         ----------------------------------------------------------------
The information required by this Item is incorporated herein by reference to Page 29 of the Company's 2004 Annual Report to Shareholders.

Item 6.  Selected Financial Data
         -----------------------
The information required by this Item is incorporated herein by reference to Page 1 of the Company's 2004 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------
The information required by this Item is incorporated herein by reference to Pages 4 through 11 of the Company's 2004 Annual Report to Shareholders.

Item 7.A.  Quantitative and Qualitative Disclosures About Market Risks
           -----------------------------------------------------------
The information required by this Item is incorporated herein by reference to Pages 7 through 9 of the Company's 2004 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
The information required by this Item is incorporated herein by reference to Pages 12 through 27 of the Company's 2004 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------
None.

Item 9.A.  Controls and Procedures
           -----------------------
We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report in timely alerting them as to material information relating to our company (including our consolidated subsidiaries) required to be included in this Annual Report.

There has been no change in our internal control over financial reporting during the quarter ended March 28, 2004, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III


Item 10.  Directors and Executive Officers of the Company
          -----------------------------------------------
The information appearing under the caption "Election of Directors" on Pages 7 through 10 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on August 19, 2004 (the "Proxy Statement") is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our Chief Executive Officer, Chief Financial Officer and all of our officers and directors and can be found on our website, which is located at www.benihana.com. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of business conduct and ethics on our website.

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

The following is the information required by Section D of this Item:

           Equity Compensation Plan Information
           ------------------------------------
                                                                                                    Number of securities
                                                                                                    remaining available
                                   Number of securities to            Weighted average              for future issuance
                                   be issued upon exercise            exercise price of             under equity compensation
                                   of outstanding options             outstanding options           plans (excluding securities
Plan category                      warrants and rights                warrants and rights           reflected in column (a))
-------------                      -----------------------            -------------------           ------------------------
                                             (a)                               (b)                            (c)
Equity compensation
plans approved by                      1,699,629                            $11.25                       1,591,493
security holders
Equity compensation
plans not approved by                     27,825                              9.64                             -0-
security holders

Total                                  1,727,453                             11.07                       1,591,493

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


                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------
(a) 1. Financial Statements:

                The following consolidated financial statements of the Company and its subsidiaries, which are set forth on Pages 12 through 27 of the Company's 2004 Annual Report to Shareholders included herein as Exhibit 13, are incorporated herein by reference as part of this report.

                Consolidated Balance Sheets as of March 28, 2004 and March 30, 2003.

                Consolidated Statements of Earnings for the years ended March 28, 2004, March 30, 2003 and March 31, 2002.

           Consolidated Statements of Stockholders' Equity for the years ended March 28, 2004, March 30, 2003 and March 31, 2002.

                Consolidated Statements of Cash Flows for the years ended March 28, 2004, March 30, 2003 and March 31, 2002.

                Notes to Consolidated Financial Statements.

                Report of Independent Registered Public Accounting Firm.

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

                4.03 Form of Certificate representing shares of the Company's Class A Common Stock. Incorporated by reference to Exhibit 4.03 to the S-4.

                10.01 License Agreement, dated as of May 15, 1995 between BNC and BOT. Incorporated by reference to Exhibit 10.01 to the S-4.

                10.02 Directors' Stock Option Plan. Incorporated by reference to Exhibit 10.08 to the S-4.

                10.03 1996 Class A Stock Option Plan. Incorporated by reference to Exhibit A to Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held on July 19, 1996.

                10.04 1997 Class A Stock Option Plan. Incorporated by reference to Exhibit A to Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held on August 27, 1998 (the "1998 Proxy Statement").

                10.05          Amendments to the Directors' Stock Option Plan.
                               Incorporated by reference to Exhibit B to the 1998 Proxy Statement.

                10.06          2000 Employees' Class A Common Stock Option Plan.
                               Incorporated by reference to Exhibit A to Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held on August 3, 2000.

                10.07 Restated Credit Agreement dated December 3, 2002 (the "Credit Agreement") by and among Benihana Inc., the Guarantors (as listed and defined therein), and Wachovia Bank, National Association, as Agent and Lender.

                10.08 Stockholders Agreement dated as of December 6, 1999 by and among Haru Holding Corp., BNC, Mei Ping Matsumura and the Estate of Arthur Cutler. Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-2, Registration Number 333-68946.

                10.09          Benihana Incentive Compensation Plan.
                               Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

                10.10 Employment Agreement dated April 1, 2001 between Joel A. Schwartz and the Company. Incorporated by reference to Exhibit 10.07 of the 2001 10-K.

                10.11 Employment Agreement dated April 1, 2001 between Taka Yoshimoto and the Company. Incorporated by reference to Exhibit 10.12 of the 2001 10-K.

                10.12 Employment Agreement dated October 19, 1998 between Kevin Aoki and the Company. Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended March 26, 2000 (the "2000 10-K").

                10.13 Employment Agreement dated September 1, 2000 between Juan C. Garcia and the Company. Incorporated by reference to Exhibit 10.15 of the 2001 10-K.

                10.14 Consulting Agreement dated April 1, 2001 between Rocky H. Aoki and the Company. Incorporated by reference to Exhibit 10.23 of the 2001 10-K.

                10.15 Amendment No. 1 dated January 25, 2000 to Employment Agreement dated October 19, 1998 between Kevin Aoki and the Company. Incorporated by reference to Exhibit 10.20 to the 2000 10-K.

                10.16 Amendment No. 2 dated April 1, 2001 to Employment Agreement dated October 19, 1998 between Kevin Aoki and the Company. Incorporated by reference to Exhibit 10.14 to the 2001 10-K.

                10.17 Amendment No. 2 dated April 1, 2001 to Employment Agreement dated September 1, 2000 between Juan C. Garcia and the Company. Incorporated by reference to Exhibit 10.22 to the 2001 10-K.

                10.18 Amendment No. 1 dated May 27, 2004 to Employment Agreement dated April 1, 2001 between Joel A. Schwartz and the Company.

                10.19 Preferred Stock Purchase Agreement between Benihana Inc. and BFC Financial Corporation dated June 8, 2004.

                13.01 Portions of Annual Report to Stockholders for the year ended March 28, 2004.

                23.01 Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

                23.02 Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

                31.1 Chief Executive Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2 Chief Financial Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1 Chief Executive Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                32.2 Chief Financial Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K.

            (i) On April 15, 2004, the Registrant issued a press release announcing its fourth quarter sales and comparable sales results for the fiscal quarter ended March 28, 2004.

            (ii) On May 25, 2004, the Registrant issued a press release announcing its fourth quarter and year end operating for the fiscal quarter and year ended March 28, 2004.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    June 11, 2004                                        BENIHANA INC.

By:       /s/ Joel A. Schwartz
      -----------------------------------
           Joel A. Schwartz, President

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

Signature                                           Title                                         Date
---------                                           -----                                         ----
   /s/ Joel A. Schwartz                             President and                                 June 11, 2004
--------------------------------
    Joel A. Schwartz                                Director (Principal
                                                    Executive Officer)

   /s/ Taka Yoshimoto                               Executive Vice President -                    June 11, 2004
--------------------------------
    Taka Yoshimoto                                  Restaurant Operations
                                                       and Director

   /s/ Michael R. Burris                            Senior Vice President of                      June 11, 2004
---------------------------------
    Michael R. Burris                               Finance and Treasurer -
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

   /s/ Kevin Y. Aoki                                Vice President -                              June 11, 2004
----------------------------------
    Kevin Y. Aoki                                   Marketing and Director

   /s/ Juan C. Garcia                               Vice President - Controller                   June 11, 2004
----------------------------------
    Juan C. Garcia

   /s/ Darwin C. Dornbush                           Secretary and Director                        June 11, 2004
----------------------------------
    Darwin C. Dornbush

   /s/ John E. Abdo                                 Director                                      June 11, 2004
-----------------------------------
    John E. Abdo

   /s/ Norman Becker                                 Director                                     June 11, 2004
-----------------------------------
    Norman Becker

   /s/ Max Pine                                      Director                                     June 11, 2004
-----------------------------------
    Max Pine

   /s/ Robert B. Sturges                             Director                                     June 11, 2004
-----------------------------------
    Robert B. Sturges

   /s/ Yoshihiro Sano                                Director                                     June 11, 2004
-----------------------------------
    Yoshihiro Sano

                                                                  Exhibit 10.18


                       AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT


                     Amendment No. 1 dated May 27, 2004 to Employment Agreement dated April 1, 2001 (the "Agreement") by and between Benihana Inc. and Joel A. Schwartz.

                     Unless otherwise defined herein, capitalized terms shall have the respective meanings assigned to them in the agreement.

                     The parties agree that the Agreement shall be amended as follows:

                     Section 1.1 of the Agreement is amended by modifying the first sentence of that section to read in its entirety as follows:

                               1.1 The Company will employ the Executive in its
                     business and the Executive will continue to work for the Company as President and Chief Executive Officer for a term commencing the Effective Date and continuing until March 31, 2009.

                     Except as modified herein, the Agreement remains in full force and effect in accordance with its terms without revocation or change.

                     IN WITNESS WHEREOF, the undersigned have executed this Amendment No. 3 as of the date and year first above written.


                                        BENIHANA INC.



                                        /s/ Taka Yoshimoto
                                        ---------------------------------------
                                         Taka Yoshimoto
                                         Executive Vice President


                                        /s/ Joel A. Schwartz
                                        ---------------------------------------
                                         Joel A. Schwartz
                                         President and
                                         Chief Executive Officer

                                                                  Exhibit 10.19

                       PREFERRED STOCK PURCHASE AGREEMENT

           PREFERRED STOCK PURCHASE AGREEMENT (the "Agreement"), dated as of June 8, 2004, by and between Benihana Inc., a Delaware corporation, with headquarters located at 8685 Northwest 53rd Terrace, Miami, Florida 33166 (the "Company"), and BFC Financial Corporation with headquarters located at 1750 East Sunrise Boulevard, Ft. Lauderdale, Florida 33304 ("Purchaser").

                                    RECITALS

           The Board of Directors of the Company has approved the creation of a series of the Company's preferred stock, par value $1.00 per share, denominated as the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock"), which shall be convertible into shares of the Company's Common Stock, par value $0.10 per share (the "Common Stock"), in accordance with the terms of the Company's Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, substantially in the form attached hereto as Exhibit A (the "Certificate of Designations").

           Subject to the terms and conditions set forth in this Agreement, the Purchaser agrees to purchase from the Company and the Company agrees to sell to the Purchaser, an aggregate of 800,000 shares of the Series B Preferred Stock (the "Preferred Shares"), at a purchase price per share of $25 (the "Purchase Price"). All of the shares of Common Stock which are issuable upon conversion of the Preferred Shares or PIK Shares (as defined herein) are referred to herein as the "Conversion Shares." The Preferred Shares, the Conversion Shares, and, unless the context otherwise requires, all Common Stock and Preferred Stock, as applicable, issuable by the Company under the provisions of Section 1(d) of this Agreement or under the Certificate of Designations, are hereinafter sometimes referred to collectively as the "Securities". The shares of Preferred Stock issuable b the Company under Section 4 of the Certificate of Designations are hereinafter referred to as the "PIK Shares."

           The Company is issuing the Preferred Shares in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

           NOW THEREFORE, the Company and the Purchaser hereby agree as follows:

1. PURCHASE AND SALE OF PREFERRED SHARES.
   --------------------------------------
           (a) Serial Purchases of Preferred Shares. Subject to the terms and
               ------------------------------------
conditions of this Agreement, the Company shall issue and sell to Purchaser, and Purchaser shall purchase from the Company, from time to time in accordance with the provisions of Section 1(b) below, and at a purchase price per share equal to the Purchase Price, an aggregate of 800,000 Preferred Shares.

           (b) (i) Initial Funding. The purchase and sale of the first 400,000
                   ---------------
Preferred Shares (the "First Funding") shall take place at the offices of the Company at 10:00 am, Eastern Time, on July 6, 2004 (the "First Funding Closing") or at such other time and place as may be mutually agreed to by the parties.

               (ii) Additional Fundings.  The purchase and sale of the remaining
                    -------------------
400,000 Preferred Shares (each such purchase being referred to herein as an "Additional Funding") shall take place at the offices of the Company at 10:00 a.m., Eastern Time, on the date so specified by the Company in its Funding Notice (as hereinafter defined) (provided that if such date is not a Business Day, the closing shall take place on the next Business Day thereafter), subject to the satisfaction (or waiver) of the conditions applicable to each Additional Funding as set forth in Sections 5 and 6 below. The Company shall specify the date of each Additional Funding and the number of Preferred Shares to be purchased or sold thereat, on not less than ninety (90) days prior written notice to the other party (each a "Funding Notice"); provided, however, that no Additional Funding shall occur prior to the first, or later than the third anniversary of the date hereof (provided, however, that a purchase and funding can occur after the third anniversary if a Funding Notice is duly given prior to the third anniversary); and provided, further, that no fewer than 100,000 Preferred Shares may be sold at any Additional Funding (unless the number of Preferred Shares sold thereat constitutes all of the remaining Preferred Shares required to be sold pursuant to the terms of this Agreement); and provided, further, that in the event that the Company shall fail to give Funding Notices with respect to all of the 400,000 Preferred Shares remaining for sale hereunder on or prior to the third anniversary of the date hereof, the Purchaser may elect to purchase such remaining Preferred Shares by providing notice of such election to the Company within ten (10) days after the third anniversary of the date hereof (and such notice shall also set forth the date of the closing of such purchase, which shall be a Business Day within ninety (90) days of such third anniversary).

           (c) Form of Payment. At the First Funding Closing and at the closing
               ---------------
of each Additional Funding (each, an "Additional Funding Closing"), (i) Purchaser shall pay the Purchase Price to the Company for the number of Preferred Shares being purchased by wire transfer of immediately available funds in accordance with the Company's written wire instructions (to be delivered not less than two (2) Business Days prior to such closing), and (ii) the Company shall deliver to Purchaser stock certificates (in such denominations as Purchaser shall request) (the "Preferred Stock Certificates") representing such number of the Preferred Shares which Purchaser is then purchasing hereunder, duly executed on behalf of the Company and registered in the name of Purchaser or its designee, together with any accrued and unpaid stand by fee payable with respect to the Preferred Shares being purchased pursuant to Section 1(d) below.

           (d) Stand By Fee. The Company shall pay to the Purchaser a stand by
               ------------
fee at the rate of $0.25 per share per year for each of the additional 400,000 Preferred Shares to be sold pursuant to this Agreement which shall accrue from the date hereof until each such share is issued and sold in accordance with the terms of this Agreement. The stand by fee shall be payable on the last day of each calendar quarter commencing with the calendar quarter ending on September 30, 2004 (with any accrued and unpaid stand-by fee payable with respect to the shares sold at any Additional Funding to be paid at the applicable Additional Funding Closing). At the option of the Company, the stand by fee may be paid in cash or in Common Stock having an equivalent market value. For these purposes, the market value of any Common Stock issued in payment of the stand by fee shall be its VWAP (as such term is defined in the Certificate of Designations) for the thirty (30) day period immediately preceding the date of payment.

2. PURCHASER'S REPRESENTATIONS AND WARRANTIES.
   ------------------------------------------
           Purchaser represents and warrants that:

           (a) Investment Purpose. All of the Securities acquired or to be
               ------------------
acquired by it hereunder have been or will be acquired for its own account and not with a view towards, or for resale in connection with, the distribution thereof, except for sales registered or exempted under the Securities Act.

           (b) Accredited Investor Status. Purchaser is an "accredited investor"
               --------------------------
as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

           (c) Reliance on Exemptions. Purchaser understands that the Securities
               ----------------------
are being offered and sold to it in reliance on specific exemptions from the registration requirements of the United States federal and state securities laws and that the Company is relying in part upon the truth and accuracy of, and Purchaser's compliance with, the representations, warranties, agreements, acknowledgments and understandings of Purchaser set forth herein in order to determine the availability of such exemptions and the eligibility of Purchaser to acquire the Securities.

           (d) Information. Purchaser and its advisors, if any, have been
               -----------
furnished with all materials relating to the business, finances and operations of the Company and materials relating to the offer and sale of the Securities which have been requested by Purchaser. Purchaser and its advisors, if any, have been afforded the opportunity to ask questions of the Company. Purchaser understands that its investment in the Securities involves a high degree of risk. Purchaser has sought such accounting, legal and tax advice as it has considered necessary to make an informed investment decision with respect to its acquisition of the Securities.

           (e) No Governmental Review. Purchaser understands that no court,
               ----------------------
administrative agency or commission or other governmental or quasi-governmental authority or instrumentality, domestic or foreign, Federal, state, county or local (each a "Governmental Entity") has passed on or made any recommendation or endorsement of the Securities or the fairness or suitability of the investment in the Securities nor have such authorities passed upon or endorsed the merits of the offering of the Securities.

           (f) Transfer or Resale. Purchaser understands that except as provided
               ------------------
in the Registration Rights Agreement: (i) the sale of the Securities has not been and will not be registered under the Securities Act or any state securities laws, and that the Securities may not be offered for sale, sold, assigned or transferred unless (A) subsequently registered thereunder, (B) the Purchaser shall have delivered to the Company an opinion of counsel (or such other evidence reasonably acceptable to the Company), in a generally acceptable form, to the effect that such Securities to be sold, assigned or transferred may be sold, assigned or transferred pursuant to an exemption from such registration, or (C) the Purchaser provides the Company with reasonable assurance that such Securities can be sold, assigned or transferred pursuant to Rule 144 or Rule 144A promulgated under the Securities Act, as amended (or a successor rule thereto) (collectively, "Rule 144"); and (ii) neither the Company nor any other person is under any obligation to register the Securities under the Securities Act or any state securities laws or to comply with the terms and conditions of any exemption thereunder.

           (g) Legends. Purchaser understands that all stock certificates
               -------
representing the Securities shall bear a restrictive legend in substantially the following form (in addition to any legend required under applicable state securities laws):

           THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS. THE SECURITIES MAY NOT BE OFFERED FOR SALE, SOLD, TRANSFERRED OR ASSIGNED (I) IN THE ABSENCE OF (A) AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS OR (B) AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS UNDER SAID ACT OR (II) UNLESS SOLD PURSUANT TO RULE 144 UNDER SAID ACT.

           The legend set forth above shall be removed and the Company shall issue a certificate without such legend to the holder of the Securities upon which it is stamped, if, unless otherwise required by state securities laws, (i) such Securities are registered for resale under the Securities Act, (ii) in connection with a sale transaction, such holder provides the Company with an opinion of counsel, in a generally acceptable form, to the effect that a public sale, assignment or transfer of the Securities may be made without registration under the Securities Act, or (iii) such holder provides the Company with reasonable assurances that the Securities can be sold pursuant to Rule 144 without any restriction as to the number of securities acquired as of a particular date that can then be immediately sold.

           (h) Organization and Qualification. The Purchaser is a corporation
               ------------------------------
duly organized and validly existing in good standing under the laws of the jurisdiction in which it is incorporated or formed, and has the requisite corporate power and authorization to own its properties and to carry on its business as now being conducted.

           (i) Authorization; Enforcement; Validity. The Purchaser has the
               ------------------------------------
requisite corporate power and authority to enter into and perform its obligations under this Agreement and the Registration Rights Agreement (as hereinafter defined) (collectively, the " Transaction Documents"). The execution and delivery of the Transaction Documents by the Purchaser and the consummation by it of the transactions contemplated hereby and thereby, including, without limitation, the purchase of the Preferred Shares, have been duly authorized by the Purchaser's Board of Directors and no further consent or authorization is required by the Purchaser, its Board of Directors or its stockholders. This Agreement has been, and upon its execution and delivery, the Registration Rights Agreement will be, duly executed and delivered by the Purchaser, and (subject to the due execution and delivery thereof by the Company) constitute the valid and binding obligations of the Purchaser enforceable against it in accordance with their terms.

           (j) Residency. Purchaser has its principal executive offices located
               ---------
in the State of Florida.


3. REPRESENTATIONS AND WARRANTIES OF THE COMPANY.
   ---------------------------------------------
           The Company represents and warrants to the Purchaser as follows in this Section 3:

           (a) Organization and Qualification. The Company and its
               ------------------------------
"Subsidiaries" (which for purposes of this Agreement means any Person in which the Company, directly or indirectly, owns securities representing fifty percent (50%) or more of the outstanding voting power of all voting securities of such Person) are corporations, limited partnerships, or limited liability companies duly organized and validly existing in good standing under the laws of the jurisdiction in which they are incorporated or formed, as applicable, and have the requisite corporate, limited partnership, or limited liability company power and authorization to own their respective properties and to carry on their respective business as now being conducted. Each of the Company and its Subsidiaries is duly qualified to do business and is in good standing in every jurisdiction in which its ownership of property or the nature of the business conducted by it makes such qualification necessary, except to the extent that the failure to be so qualified or be in good standing would not have a Material Adverse Effect. As used in this Agreement, "Material Adverse Effect" means any material adverse effect on the business, properties, assets, operations, prospects, results of operations or financial condition of the Company and its Subsidiaries taken as a whole, or on the authority or ability of the Company to perform its obligations under the Transaction Documents (as hereinafter defined) or the Certificate of Designations.

           (b) Authorization; Enforcement; Validity. The Company has the
               ------------------------------------
requisite corporate power and authority to enter into and perform its obligations under the Transaction Documents, to execute and file the Certificate of Designations, and to issue the Securities in accordance with the terms hereof and thereof. The execution and delivery of the Transaction Documents by the Company and the execution and filing of the Certificate of Designations by the Company and the consummation by it of the transactions contemplated hereby and thereby, including, without limitation, the issuance of the Preferred Shares and the reservation for issuance and the issuance of all Conversion Shares, have been duly authorized by the Company's Board of Directors and except as otherwise expressly provided herein, no further consent or authorization is required by the Company, its Board of Directors or its stockholders. Additionally, the issuance of the PIK Shares and any shares of Common Stock issuable under this Agreement does not and will not require the approval of the Company's stockholders. This Agreement has been, and upon its due execution and delivery the Registration Rights Agreement will be, duly executed and delivered by the Company, and (subject to the due execution and delivery thereof by the Purchaser) constitute the valid and binding obligations of the Company enforceable against the Company in accordance with their terms. The Certificate of Designations will be filed with the Secretary of State of the State of Delaware prior to the First Funding Closing and will be in full force and effect on the First Funding Closing, enforceable against the Company in accordance with its terms.

           (c) Capitalization.
               --------------
               (i)  The authorized capital stock of the Company consists of
(A) 12,000,000 shares of Common Stock, 20,000,000 shares of Class A
Common Stock, and 5,000,000 shares of Preferred Stock of which 40,000 shares have been designated Series A-1 Junior Participating Preferred Stock and 30,000 shares have been designated as Series A-2 Junior Participating Preferred Stock) and as of the close of business on June 7, 2004, 3,018,979 shares of Common Stock are issued and outstanding and 23,575 shares thereof are reserved for issuance under the Company's equity compensation plans and upon the exercise or conversion of outstanding warrants, options or other convertible securities or pursuant to other contractual obligations of the Company; 6,134,225 shares of Class A Common Stock are issued and outstanding and 2,754,925 shares thereof are reserved for issuance under the Company's equity compensation plans and upon the exercise or conversion of outstanding warrants, options or other convertible securities or pursuant to other contractual obligations of the Company; and no shares of Preferred Stock are issued and outstanding. All of the shares of the Company's capital stock that are issued and outstanding or reserved for issuance have been, or upon issuance in accordance with the terms of the instruments pursuant to which they may be issued, will be, validly issued and fully paid and non-assessable and were or will be offered, sold and issued in compliance with all applicable federal and state securities laws.

                 (ii) No shares of the Company's capital stock are subject or entitled to preemptive rights or any other similar rights except to the extent provided in this Agreement. Except as set forth herein or otherwise disclosed in Section 3(c)(i) above, or as provided in this Agreement, there are
(A) no outstanding options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into or exercisable for, any shares of capital stock of the Company or any of its Subsidiaries, or contracts, commitments, understandings or arrangements by which the Company or any of its Subsidiaries is or may become bound to issue additional shares of capital stock of the Company or any of its Subsidiaries or options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into or exercisable for, any shares of capital stock of the Company or any of its Subsidiaries; (B) no outstanding securities or instruments of the Company or any of its Subsidiaries which contain any redemption or similar provisions, and there are no contracts, commitments, understandings or arrangements by which the Company or any of its Subsidiaries is or may become bound to redeem a security of the Company or any of its Subsidiaries; (C) there are no securities or instruments containing anti-dilution or similar provisions that will be triggered by the issuance of the Securities as described in this Agreement; and (D) no stock option, stock appreciation rights or "phantom stock" plans or agreements or any similar plan or agreement of the Company.

                  (iii) The Company has furnished or made available to Purchaser true and correct copies of the Company's Certificate of Incorporation, as amended and as in effect on the date hereof (the "Certificate of Incorporation"), and the Company's Amended and Restated Bylaws, as amended and as in effect on the date hereof (the "Bylaws").

           (d) Issuance of Securities. The Securities have been duly authorized
               ----------------------
and, upon issuance in accordance with the terms hereof (or in the case of the Conversion Shares and the PIK Shares, in accordance with the terms of the Certificate of Designations), will be validly issued, fully paid and non-assessable and will be free of any liens, claims, charges or encumbrances and not subject to any preemptive rights. Subject only to the accuracy of the representations set forth in Section 2, the issuance by the Company of the Securities is exempt from registration under the Securities Act and all applicable state securities laws.

           (e) No Conflicts.
               ------------
                    (i) The execution, delivery and performance of the Transaction Documents by the Company, the performance by the Company of its obligations under the Certificate of Designations and the consummation by the Company of the transactions contemplated hereby and thereby (including, without limitation, the reservation for issuance and issuance of the Conversion Shares and issuance of the PIK Shares) will not: (A) result in a violation of the Certificate of Incorporation or the Bylaws; (B) conflict with, result in a breach of, or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, or incremental, additional or varied rights under, any material agreement, indenture or instrument (including, without limitation, any stock option, employee stock purchase or similar plan or any employment or similar agreement) to which the Company or any of its Subsidiaries is a party (including, without limitation, triggering the application of any change of control or similar provision) or to which any property or assets of the Company or any of its Subsidiaries is bound or affected; (C) result in a violation of any law, rule, regulation, order, judgment or decree (including federal and state securities laws and regulations and the rules and regulations of the Principal Market (as hereinafter defined)) applicable to the Company or any of its Subsidiaries or by which any property or asset of the Company or any of its Subsidiaries is bound or affected; or (d) result in the creation or imposition of any liens, claims, charges or encumbrances upon any of the properties or assets of the Company or any of its Subsidiaries.

                   (ii) Neither the Company nor its Subsidiaries is in violation of any term of its Certificate of Incorporation or Bylaws or, in the case of Subsidiaries, their organizational charter or bylaws, respectively.

                   (iii) The business of the Company and its Subsidiaries is not being conducted, and shall not be conducted, in violation of any law, ordinance or regulation of any Governmental Entity, including, without limitation, those related to employment, employment practices, labor, building, zoning and safety and health, except where such violations would not result, either individually or in the aggregate, in a Material Adverse Effect.

                    (iv) Except for the filing of the Certificate of Designations with the Secretary of State of the State of Delaware, the filing of appropriate notices to various state liquor authorities, and the securing of the consent of Wachovia Bank, N.A., the Company is not required to obtain any consent, authorization or order of, or make any filing or registration with, any Governmental Entity in order for it to execute, deliver or perform any of its obligations under or contemplated by the Transaction Documents or to perform its obligations under the Certificate of Designations, in each case in accordance with the terms hereof or thereof. All consents, authorizations, orders, filings and registrations which the Company is required to obtain or make as described in the preceding sentence shall have been obtained or made on or prior to the First Funding (to the extent required to be made prior thereto) and shall remain in effect through each Additional Funding and shall not be the subject of any pending or, to the knowledge of the Company, threatened attack by appeal, direct proceeding or otherwise. The Company is not, and as of the First Funding and each Additional Funding will not be, in violation of the listing requirements of the Principal Market, and the Conversion Shares and all other shares of the Company's Common Stock issuable pursuant to the terms of this Agreement and the Certificate of Designations are, and shall be authorized for listing thereon.

(f)  Compliance with Laws, Regulations. The Company and each of its Subsidiaries
     ---------------------------------
has all permits, licenses, certificates of authority, orders and approvals of, and has made all filings, applications and registrations with applicable Governmental Entities that are required in order to permit each to carry on its business as presently conducted and the absence of which could have a Material Adverse Affect on the Company. All such permits, licenses, certificates of authority, orders and approvals the absence of which could have a Material Adverse Effect are in full force and effect and no suspension or cancellation of any of them is threatened; and all such filings, applications and registrations are current. The Company knows of no facts which could result in its loss of any permits, licenses, certificates of authority, orders, approvals or registrations the loss of which could have a Material Adverse Effect.

(g)  SEC Documents; Financial Statements.
     -----------------------------------
                     (i) Since March 30, 2003, the Company has timely filed all reports, schedules, forms, statements and other documents required to be filed by it with the United States Securities Commission (the "SEC") pursuant to the reporting requirements of the Securities Act and the Exchange Act (all of the foregoing (including all exhibits included therein and financial statements and schedules thereto and documents incorporated by reference therein) and all forms, documents and instruments filed by the Company with the SEC pursuant to the Securities Act (including all exhibits included therein and financial statements and schedules thereto and documents incorporated by reference therein) being hereinafter referred to as the "SEC Documents"). As of their respective dates, the SEC Documents complied in all material respects with the requirements of the Securities Act or Exchange Act and the rules and regulations of the SEC promulgated thereunder applicable to the SEC Documents. None of the SEC Documents, at the time they were filed with the SEC, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

                    (ii) As of their respective dates, the financial statements of the Company included in the SEC Documents complied as to form in all material respects with U.S. generally accepted accounting principles ("GAAP") and the published rules and regulations of the SEC with respect thereto. Such financial statements have been prepared in accordance with GAAP, consistently applied, during the periods involved (except (A) as may be otherwise specifically indicated in such financial statements or the notes thereto, or (B) in the case of unaudited interim statements, to the extent they may exclude footnotes or may be condensed or summary statements or as otherwise, in each case, may be permitted by the SEC on Form 10-Q under the Exchange Act) and fairly present in all material respects the consolidated financial position of the Company as of the dates thereof and the consolidated results of its operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments) and are consistent with the books and records of the Company. Deloitte & Touche, LLP, which has examined certain of such financial statements, is an independent certified public accounting firm within the meaning of the Securities Act. As of the date of this Agreement, the Company meets the requirements for use of Form S-3 for registration of the resale of Registrable Securities (as defined in the Registration Rights Agreement). The Company has no liabilities or obligations (whether accrued, absolute, contingent or otherwise, and whether known or unknown), except (i) liabilities and obligations reflected on or reserved against in the financial statements included in the SEC Documents, or (ii) liabilities and obligations incurred in the ordinary course of business consistent with past practice since March 31, 2004, which individually or in the aggregate do not have a Material Adverse Effect, or (iii) obligations under executory contracts not required to be disclosed in the Company's financial statements under GAAP.

           (h) Absence of Certain Changes. Except as otherwise described in the
               --------------------------
SEC Documents, since March 31, 2003, there has been no event constituting, or which could reasonably be expected to cause or give rise to, a material adverse change or material adverse development in the business, properties, assets, operations, prospects, results of operations or financial conditions of the Company and its Subsidiaries taken as a whole. Neither the Company nor any of its Subsidiaries has taken any steps, and does not expect to take any steps, to seek protection pursuant to any bankruptcy law. Except as otherwise described in the SEC Documents, since January 1, 2004, the business of the Company and its Subsidiaries has been conducted in the ordinary course consistent with past practice and, without limiting the generality of the foregoing, neither the Company nor any of its Subsidiaries has taken or agreed or committed to take any of the actions specified in Section 7 of the Certificate of Designations requiring a class vote by the holders of the Series B Preferred Stock had such shares been outstanding during such period.

           (i) Absence of Litigation. There is no action, suit, proceeding,
               ---------------------
inquiry or investigation before or by any court, public board, Governmental Entity or self-regulatory organization or body pending or, to the knowledge of the Company or any of its Subsidiaries, threatened against or affecting the Company, the Common Stock or any of its Subsidiaries, nor is the Company or any of its Subsidiaries subject to any order, writ, injunction or decree of any court, public board Governmental Entity or self-regulatory organization or body, except where any of the foregoing could not reasonably be expected to result, either individually or in the aggregate, in a Material Adverse Effect.

           (j) Insurance. The Company and each of its Subsidiaries carry, or are
               ---------
covered by, insurance in such amounts and covering such risks as is customary for companies engaged in similar businesses in similar industries.

           (k) Patents and Other Proprietary Rights. The Company and each of its
               ------------------------------------
Subsidiaries own or possess adequate rights to use all material patents, patent applications, trademarks, service marks, trade names, trademark registrations, service mark registrations, copyrights and licenses necessary for the conduct of their respective businesses and the conduct of their respective businesses does not and would not conflict with or constitute an infringement on the material rights of others.

           (l) Labor Relations. Neither the Company nor any of its Subsidiaries
               ---------------
has been or is a party to any collective bargaining or other labor agreement. There is not presently pending or existing and, to the knowledge of the Company, there is not threatened, (a) any strike, slowdown, picketing, work stoppage, or employee grievance process, (b) any proceeding against or affecting the Company or any of its Subsidiaries relating to the alleged violation of any legal requirements pertaining to labor relations or employment matters or other labor disturbance, or (c) any application for certification of a collective bargaining agent, in each case, to the extent that any of the same could reasonably be expected to result in a Material Adverse Effect.

           (m) Employee Benefits. The Company and its Subsidiaries are in
               -----------------
compliance in all material respects with all presently applicable provisions of the Employee Retirement Income Security Act of 1974, as amended, including the regulations and published interpretations thereunder ("ERISA"); no "reportable event" (as defined in ERISA) has occurred with respect to any "pension plan" (as defined in ERISA) for which the Company would have any material liability; the Company has not incurred and does not expect to incur liability under (i) Title IV of ERISA with respect to termination of, or withdrawal from, any "pension plan" or (ii) Sections 412 or 4971 of the Internal Revenue Code of 1986, as amended, including the regulations and published interpretations thereunder (the "Code"); and each "pension plan" for which the Company would have any liability that is intended to be qualified under Section 401(a) of the Code is so qualified in all material respects and, to the best of the Company's knowledge, nothing has occurred, whether by action or by failure to act, which would cause the loss of such qualification.

           (n) Taxes. The Company and its Subsidiaries have filed all federal,
               -----
state and local income and franchise tax returns required to be filed through the date hereof. All such tax returns are true, complete and correct in all material respects. All taxes due and payable by the Company and its Subsidiaries have been paid or accrued on the balance sheet included in the latest filed SEC Document. No tax deficiency has been determined adversely to the Company or any of its Subsidiaries which has had (nor does the Company have any knowledge of any tax deficiency which, if determined adversely to the Company or any of its subsidiaries, would reasonably be expected to have) a Material Adverse Effect.

           (o) Environmental Matters. There has been no storage, disposal,
               ---------------------
generation, manufacture, refinement, transportation, handling or treatment of toxic wastes, medical wastes, hazardous wastes or hazardous substances by the Company or any of its Subsidiaries (or, to the knowledge of the Company, any of their predecessors in interest) at, upon or from any of the property now or previously owned, leased or used by the Company or its Subsidiaries in violation of any applicable law, ordinance, rule, regulation, order, judgment, decree or permit or which would require remedial action under any applicable law, ordinance, rule, regulation, order, judgment, decree or permit, except for any violation or remedial action which could not have, or would not be reasonably expected to have, singularly or in the aggregate with all such violations and remedial actions, a Material Adverse Effect; there has been no material spill, discharge, leak, emission, injection, escape, dumping or release of any kind onto such property or into the environment surrounding such property of any toxic wastes, medical wastes, solid wastes, hazardous wastes or hazardous substances due to or caused by the Company or any of its Subsidiaries or with respect to which the Company or any of its Subsidiaries have knowledge, except for any such spill, discharge, leak, emission, injection, escape, dumping or release which would not have or would not be reasonably likely to have, singularly or in the aggregate with all such spills, discharges, leaks, emissions, injections, escapes, dumpings and releases, a Material Adverse Effect; and the terms "hazardous wastes", "toxic wastes", "hazardous substances" and "medical wastes" shall have the meanings specified in any applicable local, state, federal and foreign laws or regulations with respect to environmental protection.

           (p) No General Solicitation. Neither the Company, nor any of its
               -----------------------
affiliates, nor any person acting on its or their behalf, has engaged in any form of general solicitation or general advertising (within the meaning of Regulation D under the Securities Act) in connection with the offer or sale of the Securities.

           (q) No Integrated Offering. Neither the Company, nor any of its
               ----------------------
affiliates, nor any person acting on its or their behalf has, directly or indirectly, made any offers or sales of any security or solicited any offers to buy any security, under circumstances that would require registration of any of the Securities under the Securities Act or cause this offering of the Securities to be integrated with prior offerings by the Company for purposes of the Securities Act or any applicable stockholder approval provisions, including, without limitation, under the rules and regulations of any Principal Market on which any of the securities of the Company are listed or designated, nor will the Company or any of its Subsidiaries take any action or steps (other than by compliance with the Registration Rights Agreement) that would require registration of any of the Securities under the Securities Act or cause the offering of the Securities to be integrated with other offerings.

           (r) Application of Takeover Protections. The Company and its Board of
               -----------------------------------
Directors have taken all necessary action, if any, in order to render inapplicable any control share acquisition, business combination, poison pill (including any distribution under a rights agreement) or other similar anti-takeover provision under any agreement binding upon the Company or under the Certificate of Incorporation or the laws of the State of Delaware or the State of Florida which is or could become applicable to Purchaser or any of its affiliates as a result of the transactions contemplated by this Agreement, including, without limitation, the Company's issuance of the Securities, the Purchaser's ownership or voting of the Securities or the Purchaser's conversion of the Series B Preferred Stock.

           (s) Investment Company. The Company is not, and after giving effect
               ------------------
to the offering and sale of the Securities hereunder and the application of the proceeds thereof as described in this Agreement will not be, an "investment company" as such term is defined in the Investment Company Act of 1940, as amended.

           (t) No Market Manipulation. Neither the Company nor its Subsidiaries
               ----------------------
nor, to the knowledge of the Company, any of such entities' directors, officers, employees, agents or controlling persons have taken, directly or indirectly, any action designed, or that might reasonably be expected, to cause or result, under the Securities Act or otherwise, in, or that has constituted, stabilization or manipulation of the price of the Common Stock.

           (u) Full Disclosure. Neither the representations and warranties of
               ---------------
the Company in this Agreement nor any certificate, instrument or statement furnished or made to Purchaser by or on behalf of the Company in connection with the Transaction Documents contains a misstatement of material fact or omit to state a material fact necessary to make the statements herein, in light of the circumstances under which they were made, not misleading.


4.         COVENANTS.
           ---------
           (a) Operate in Ordinary Course. From the date of execution of this
               --------------------------
Agreement until the First Funding, the businesses of the Company and its Subsidiaries shall be conducted in the ordinary course consistent with past practice and further, without the written consent of the Purchaser, the Company shall not, and shall cause its Subsidiaries not to, take or agree or commit to take any of the actions specified in Section 7 of the Certificate of Designations that would have required a class vote thereunder by the holders of the Series B Preferred Stock if such shares had been outstanding. Since the close of b usiness on June 7, 2004 and until First Funding, the Company shall not take or agree to commit to take, and shall not have taken or agreed or committed to take, any action that would have resulted in an adjustment of the Conversion Price (as defined in the Certificate of Designations) under Section 6(d) of the Certificate of Designations if the Shares of Series B Preferred Stock had been outstanding as of that date.

           (b) Form D and Blue Sky. The Company agrees to file a Form D with
               -------------------
respect to the Securities as required under Regulation D. The Company shall, on or before the First Funding and each Additional Funding, take such action as the Company shall reasonably determine is necessary in order to obtain an exemption for or to qualify the Securities for sale to the Purchaser at the First Funding and each Additional Funding pursuant to this Agreement under applicable securities or "Blue Sky" laws of Florida, and shall provide evidence of any such action so taken to the Purchaser on or prior to the First Funding Closing and each Additional Funding Closing. The Company shall make all filings and reports relating to the offer and sale of the Securities to the Purchaser required under applicable securities or "Blue Sky" laws of the states of the United States following the First Funding and each Additional Funding.

           (c) Reporting Status. So long as the Preferred Shares are outstanding
               ----------------
(the "Reporting Period"), the Company shall file all reports required to be filed with the SEC pursuant to the Securities Act and the Exchange Act, and the Company shall not terminate its status as an issuer required to file reports under the Exchange Act even if the Exchange Act or the rules and regulations thereunder would otherwise permit such termination, other than as the result of a merger or consolidation or sale or transfer of all or substantially all of the Company's assets in compliance with the Certificate of Designations.

           (d) Use of Proceeds. The Company will use the proceeds from the sale
               ---------------
of the Preferred Shares for the repayment of outstanding indebtedness, capital expenditures, and general working capital. No portion of the proceeds from the issuance of Preferred Shares shall be used in any manner which would violate Regulation U, T or X of the Board of Governors of the Federal Reserve System or any other regulation of such Board or to violate the Exchange Act, as in effect on the First Funding Closing or any Additional Funding Closing on which such proceeds were received.

           (e) Financial Information. The Company agrees to send the following
               ---------------------
to the Purchaser during the Reporting Period (A) unless the following are filed with the SEC through EDGAR and are available to the public through EDGAR, within two (2) Business Days after the filing thereof with the SEC: a copy of its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K and any registration statements (other than on Form S-8) or amendments filed pursuant to the Securities Act; (B) on the same day as the release thereof, copies of any notices and other information made available or given to the stockholders of the Company generally, contemporaneously with the making available or giving thereof to the stockholders; and (C) from time to time, such other financial data and information relating to the Company and its Subsidiaries as Purchaser may reasonably request (subject to appropriate confidentiality procedures).

           (f) Reservation of Shares. The Company shall take all action
               ---------------------
necessary to at all times have authorized, and reserved for the purpose of issuance, the number of shares of Common Stock needed to provide for the issuance of the Conversion Shares.

           (g) Listing. The Company shall file an application for the listing of
               -------
the Conversion Shares on the Principal Market and shall use it best efforts to cause such listing to be approved prior to the First Funding Closing. The Company shall use its best efforts to maintain the Common Stock's authorization for quotation of the Common Stock on NASDAQ or to obtain and maintain a listing on The New York Stock Exchange, Inc. or another national securities exchange (collectively, as applicable, the "Principal Market"). The Company shall pay all fees and expenses in connection with satisfying its obligations under this
Section 4(g).

           (h) Access to Records. Subject to appropriate agreements of
               -----------------
confidentiality and limitations of interference, the Company shall afford Purchaser and its employees, counsel and other authorized representatives full access, during normal business hours, upon reasonable advance notice, with due regard to its ongoing operations, to the assets, properties, offices and other facilities, books and records of the Company and its Subsidiaries, and to the outside auditors of the Company and their work papers relating thereto, in each case, as Purchaser may from time to time reasonably request. The parties hereto agree that no investigation by Purchaser or their representatives shall affect or limit the scope of the representations and warranties of the Company contained herein or in any Transaction Document delivered pursuant hereto or limit liability for breach of any such representation or warranty.

           (i) Board of Director Resolutions. The Board of Directors shall not
               -----------------------------
amend, rescind or repeal the resolutions authorizing the issuance of the Series B Preferred Stock, the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby.

           (j) Deferral of Right to Elect Additional Director. So long as
               ----------------------------------------------
Purchaser (or any of its Affiliates) is the holder of a majority of the outstanding Preferred Shares, Purchaser will not (and Purchaser will cause any such Affiliate not to) exercise its right to elect a director of the Company pursuant to the first sentence of Section 7(d) of the Certificate of Designations if, at the time, John E. Abdo (i) is serving as an officer or director of Purchaser, and (ii) has been elected as a director by the holders of the Company's Common Stock or Class A Common Stock and is serving as such.

           (k) Right to Purchase Securities.
               ----------------------------
                     (i) Except as provided in Section 4(k)(iv) below, the Company shall not issue, sell or transfer any of its equity securities or any options, warrants or other rights to purchase or subscribe for its equity securities, including without limitation any securities convertible into or exchangeable for equity securities (the "Offered Shares") unless the Company provides the Purchaser written notice (the "Sale Notice") at least thirty (30) days prior to the proposed issuance date specifying the prices at which the Offered Shares are proposed to be issued and sold and all other material terms of the issuance. The restrictions set forth in the preceding sentence shall terminate and be of no further force and effect upon the Termination Date (as defined below).

                     (ii) Purchaser shall have the right to purchase, during the period set forth in this Section, at the prices and on the terms specified in the Sale Notice, up to the number or amount of the Offered Shares (together, the "Maintenance Securities") as are necessary for the Purchaser to maintain its Percentage Ownership in the Company as it existed immediately prior to such issuance. As used in this Section 4(k): (A) "Percentage Ownership" means, at any time, (i) the Base Number divided by (ii) the total number of shares of the Company's Common Stock and Class A Stock then outstanding or reserved for issuance pursuant to any then outstanding securities or other contractual obligations of the Company (including the Conversion Shares), (B) "Base Number" means the sum of the number of shares of Common Stock issued or issuable upon conversion of the 800,000 Preferred Shares subject to the provisions of this Agreement (assuming for these purposes that all of such Preferred Shares had been issued and were outstanding) plus the number of shares of Common Stock issued or issuable upon the conversion of any PIK Shares then outstanding or previously issued; provided, however, that there shall be excluded from the foregoing calculation any shares of Common Stock previously issued to Purchaser and which are not then beneficially owned by Purchaser and
(C) "Termination Date" means the date on which the Purchaser and its Affiliates cease to own at least 25% of the total number of Preferred Shares outstanding.

                     (iii) Purchaser may exercise its right to purchase Maintenance Securities by delivering written notice of acceptance of any offer made in a Sale Notice within thirty (30) days after its receipt thereof. A delivery of such a written notice of acceptance, which shall specify the number of shares (or amount) of Maintenance Securities that Purchaser desires to so purchase, shall constitute a binding agreement by Purchaser to purchase such Maintenance Securities specified in such written acceptance notice, at the prices and on substantially the same terms and conditions as set forth in the Sale Notice. The Company shall have ninety (90) days from the date it sends the Sale Notice to consummate the proposed issuance of Maintenance Securities. On the date of such consummation, the Company shall issue certificates representing the Maintenance Securities to be purchased, registered in the names and in the denominations as specified by the Purchaser in its applicable written acceptance notice, against payment of the purchase price for such Maintenance Securities by Purchaser as provided in the Sale Notice. If the Company proposes to issue Offered Shares after such 90-day period, it shall again comply with the foregoing procedures.

                     (iv) Notwithstanding the foregoing, Purchaser shall not be entitled to purchase Maintenance Securities as contemplated by this
Section 4 (and no Sale Notice shall be required in connection with) the Company's issuance of securities that are (i) Excluded Securities as such term is defined in the Certificate of Designations or (ii) issued pursuant to an underwritten public offering, or (iii) issued pursuant to any stock split, stock dividend or other similar stock recapitalization.

                     (v) If Offered Shares are being issued by the Company in connection with the issuance of other securities of the Company, then Purchaser may only exercise its rights under this Section 4(k) by purchasing a pro rata share of both the Offered Shares, and the other securities being issued. The foregoing terms and conditions applicable to the purchase of Maintenance Securities shall also apply to the purchase of such other securities.

           (l) Certificate of Designations. The Company shall file the
               ---------------------------
Certificate of Designations with the Secretary of State of the State of Delaware.

           (m) Consents and Approvals. The Company shall use its reasonable best
               ----------------------
efforts to obtain all consents and approvals and to file all notices, necessary to consummate the transactions contemplated hereby, including but not limited to obtaining Wachovia Bank, N.A.'s consent and the filing of all notices with the various state liquor licensing authorities.


5.         CONDITIONS TO THE COMPANY'S OBLIGATIONS.
           ---------------------------------------
           (a) Conditions to the Company's Obligations at the First Funding. The
               ------------------------------------------------------------
obligation of the Company to issue and sell the applicable Preferred Shares to Purchaser at the First Funding is subject to the satisfaction, at or before the First Funding Closing, of each of the following conditions, it being understood that these conditions are for the Company's sole benefit and may be waived by the Company at any time in its sole discretion by providing Purchaser with prior written notice thereof:

                     (i) Purchaser shall have executed and delivered this Agreement and a Registration Rights Agreement substantially in the form of that attached hereto as Exhibit B.

                     (ii) Purchaser shall have delivered to the Company the Purchase Price for the Preferred Shares being purchased by Purchaser on the First Funding Closing by wire transfer of immediately available funds pursuant to the wire instructions provided by the Company.

                     (iii) The representations and warranties of Purchaser contained herein shall be true and correct in all material respects as of the date when made and as of the First Funding Closing as though made at that time, and Purchaser shall have performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by the Purchaser Transaction Documents to be performed, satisfied or complied with by Purchaser at or prior to that date.

                     (iv) No statute, rule, regulation, order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed or otherwise be in effect by any Governmental Entity of competent jurisdiction which enjoins, restricts, or prohibits the consummation of any of the transactions contemplated by this Agreement or any other Transaction Documents.

           (v) The Conversion Shares shall have been approved for listing on the Principal Market, upon official notice of issuance.

                     (vi) Wachovia Bank, N.A. shall have consented to the Company's execution and delivery of this Agreement and the consummation of the transactions contemplated hereby, which consent shall not be subject to any unduly burdensome conditions.

           (b) Conditions to Company's Obligations at Additional Fundings. The
               ----------------------------------------------------------
obligation of the Company to issue and sell the applicable Preferred Shares to Purchaser at any Additional Funding is subject to the satisfaction, at or before such Additional Funding Closing, of each of the following conditions, it being understood that these conditions are for the Company's sole benefit and may be waived by the Company at any time in its sole discretion by providing Purchaser with prior written notice thereof:

                     (i) Purchaser shall have delivered to the Company the Purchase Price for the Preferred Shares being purchased by such Purchaser at the Additional Funding by wire transfer of immediately available funds pursuant to wire instructions provided by the Company.

                     (ii) The representations and warranties of Purchaser contained herein shall be true and correct in all material respects as of the date when made and as of such Additional Funding Closing as though made at that time, and such Purchaser shall have performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by the Transaction Documents to be performed, satisfied or complied with by Purchaser at or prior to that date.

                     (iii) No statute, rule, regulation, order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed or otherwise be in effect by any Governmental Entity of competent jurisdiction which enjoins, restricts, or prohibits the consummation of any of the transactions contemplated by this Agreement or any other Transaction Documents.


6. CONDITIONS TO PURCHASER'S OBLIGATION TO PURCHASE.
   ------------------------------------------------
           (a) Conditions to Purchaser's Obligations at First Funding. The
               ------------------------------------------------------
obligation of Purchaser hereunder to purchase the applicable Preferred Shares from the Company at the First Funding Closing is subject to the satisfaction, at or before the First Funding Closing, of each of the following conditions. These conditions are for Purchaser's sole benefit and may be waived by Purchaser at any time in its sole discretion.

                     (i) The Company shall have delivered:

                               (A) an executed counterpart of this Agreement and
the Registration Rights Agreement.

                               (B) the opinion of Dornbush Mensch Mandelstam &
Schaeffer, LLP counsel to the Company, dated as of the date of the First Funding Closing, in form, scope and substance reasonably satisfactory to such Purchaser.

                               (C) a copy of resolutions adopted by Board of
Directors of the Company in a form reasonably acceptable to Purchaser
(the "Resolutions") authorizing the transactions contemplated by the Transaction Documents.

                               (D) a certificate evidencing the incorporation
and good standing of the Company in Delaware issued by the Secretary of State of the State of Delaware as of a date within five (5) days of the First Funding Closing, together with a certificate evidencing the good standing of the Company as a foreign corporation in the State of Florida issued by the Secretary of State of the State of Florida.

                               (E) A secretary's certificate, dated as of the
First Funding Closing, certifying as to (A) the Resolutions, (B) the Certificate of Incorporation and (C) the Bylaws, each as in effect as at the date of the First Funding Closing.

                               (F) A certificate executed by the Company's chief
executive officer certifying as to the satisfaction of the conditions set forth in Section 6(a)(ii) - (vii).

                               (G) Preferred Stock Certificates (in such
denominations as Purchaser may request) representing the Preferred Shares purchased by Purchaser on the date hereof.

           (ii) The Certificate of Designations shall have been filed with the Secretary of State of the State of Delaware.

           (iii) The representations and warranties of the Company shall be true and correct in all material respects (except for representations and warranties which are qualified by materiality or Material Adverse Effect, which shall be true and correct in all respects) as of the date when made and as of the First Funding Closing as though made at that time.

           (iv) The Company shall have performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by the Transaction Documents to be performed, satisfied or complied with by the Company at or prior to such First Funding Closing.

           (v) No statute, rule, regulation, order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed or otherwise be in effect by any Governmental Entity of competent jurisdiction which enjoins, restricts, or prohibits the consummation of any of the transactions contemplated by this Agreement or any other Transaction Documents.

           (vi) The Conversion Shares shall have been approved for listing on the Principal Market, upon official notice of issuance and the Company shall provide to Purchaser upon written request evidence of such listing.

           (vii) No event or condition constituting, or which could reasonably be expected to cause or give rise to, a material adverse change or material adverse development in the business, properties, assets, operations, prospects, results of operations or financial condition of the Company and its Subsidiaries taken as a whole shall have occurred.

           (b) Conditions to the Purchaser's Obligations at Additional Fundings.
               ----------------------------------------------------------------
The obligation of the Purchaser hereunder to purchase the applicable Preferred Shares from the Company at the Additional Fundings is subject to the satisfaction, at or before the each Additional Funding Closing, of each of the following conditions. These conditions are for Purchaser's sole benefit and may be waived by the Purchaser at any time in its sole discretion.

                     (i) (A) The representations and warranties of the Company shall be true and correct in all material respects (except for representations and warranties which are qualified by materiality or Material Adverse Effect, which shall be true and correct in all respects) as of the date when made and as of such Additional Funding Closing as though made at that time.

                         (B) The Company shall have performed, satisfied
and complied in all material respects with the covenants, agreements and conditions required by the Transaction Documents to be performed, satisfied or complied with by the Company at or prior to such Additional Funding Closing.

                     (ii) The Purchaser shall have received the updated opinion of Dornbush Mensch Mandelstam & Schaeffer, LLP, counsel to the Company, dated as of such Additional Funding Closing, in form, scope and substance reasonably satisfactory to such Purchaser.

                     (iii) The Company shall have executed and delivered to the Purchaser the Preferred Stock Certificates (in such denominations as such Purchaser shall request) for the Preferred Shares being purchased by such Purchaser at such Additional Funding Closing.

                     (iv) The Board of Directors of the Company shall not have amended or rescinded the Resolutions.

                     (v) The Company shall have delivered to Purchaser a certificate evidencing the incorporation and good standing of the Company in Delaware issued by the Secretary of State of the State of Delaware as of a date within five (5) days of such Additional Funding Closing.

                     (vi) The Company shall have delivered to Purchaser a secretary's certificate certifying as to any amendment or modification since the Initial Funding to (A) the Resolutions, (B) the Certificate of Incorporation, or (C) the Bylaws.

                     (vii) No statute, rule, regulation, order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed or otherwise be in effect by any Governmental Entity of competent jurisdiction which enjoins, restricts, or prohibits the consummation of any of the transactions contemplated by this Agreement or any other Transaction Documents.

                     (viii) A certificate executed by the Company's chief executive officer certifying as to the satisfaction of the conditions set forth in Section 6(b)(i) and (iv) through (vii) and (ix).

                     (ix) No event or condition constituting, or which could reasonably be expected to cause or give rise to, a material adverse change or material adverse development in the business, properties, assets, operations, prospects, results of operations or financial conditions of the Company and its Subsidiaries taken as a whole shall have occurred.


7.         TERMINATION.
           -----------
           (a) Termination.
               -----------
               (i) This Agreement may be terminated by mutual consent of the parties.

               (ii) The Purchaser may terminate its obligation under this Agreement to purchase the Preferred Shares at the First Funding and/or to purchase the applicable Preferred Shares at any Additional Funding by giving written notice to the Company at any time:

                    (A) in the event that the Company has breached any representation, warranty, or covenant contained in this Agreement or in any other Transaction Document in any material respect, the Purchaser has notified the Company of the breach, and the breach has continued without cure for fifteen (15) days after the notice of breach, or

                    (B) If Purchaser has failed to purchase all of the Preferred Shares by the third anniversary of the date hereof by reason of the failure of any condition precedent under Section 6(b) hereof or if satisfaction of any such condition by such date is or becomes impossible (unless the failure results primarily from any Purchaser itself breaching in any material respect any representation, warranty, or covenant contained in this Agreement or any other Transaction Document).

                     (iii) The Company may terminate its obligation under this Agreement to sell the Preferred Shares at the First Funding and/or to sell any additional Preferred Shares hereunder at any time:

                               (A) in the event that Purchaser has breached any
representation, warranty, or covenant contained in this Agreement in any material respect, the Company has notified the Purchaser of the breach, and the breach has continued without cure for fifteen (15) days after the notice of breach, or

                               (B) if the Purchaser has not purchased all of the
Preferred Shares by the third anniversary of the date hereof by the outside date, by reason of the failure of any condition precedent under Section 5(b) hereof or if satisfaction of any such condition by such date is or becomes impossible (unless the failure results primarily from the Company breaching in any material respect any representation, warranty, or covenant contained in this Agreement or any other Transaction Document).

           (b) Effect of Termination. Each party's right of termination under
               ---------------------
Section 7(a) is in addition to any other rights it may have under this Agreement or otherwise, and the exercise of such right of termination will not be an election of remedies. If this Agreement is terminated pursuant to Sections 7(a)(i) or (ii) or (iii) the Purchaser's obligation to purchase and the Company's obligation to sell any additional Preferred Shares hereunder shall also terminate.

8. GOVERNING LAW; MISCELLANEOUS.
   ----------------------------
           (a) Governing Law; Jurisdiction; Jury Trial. The corporate laws of
               ---------------------------------------
the State of Delaware shall govern all issues concerning the relative rights of the Company and its stockholders. All other questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by the internal laws of the State of Delaware, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of Delaware or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of Delaware. Each party hereby irrevocably submits to the non-exclusive jurisdiction of the state and federal courts sitting in the State of Florida for the adjudication of any dispute hereunder or in connection herewith or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper. Each party hereby irrevocably waives personal service of process and consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address for such notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law. EACH PARTY HEREBY IRREVOCABLY WAIVES ANY RIGHT IT MAY HAVE, AND AGREES NOT TO REQUEST, A JURY TRIAL FOR THE ADJUDICATION OF ANY DISPUTE HEREUNDER OR IN CONNECTION HEREWITH OR ARISING OUT OF THIS AGREEMENT OR ANY TRANSACTION CONTEMPLATED HEREBY.

           (b) Counterparts. This Agreement may be executed in two or more
               ------------
identical counterparts, all of which shall be considered one and the same agreement and shall become effective, with respect to a particular party, when counterparts have been signed by such party and delivered to the other party; provided that a facsimile signature shall be considered due execution and shall be binding upon the signatory thereto with the same force and effect as if the signature were an original, not a facsimile signature.

           (c) Headings.  The headings of this Agreement are for convenience of
               --------
reference and shall not form part of, or affect the interpretation of, this Agreement.

           (d) Severability. If any provision of this Agreement shall be invalid
               ------------
or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of the remainder of this Agreement in that jurisdiction or the validity or enforceability of any provision of this Agreement in any other jurisdiction.

           (e) Entire Agreement; Amendments. This Agreement and the other
               ----------------------------
Transaction Documents and the instruments referenced herein or therein supersedes all other prior oral or written agreements, negotiations or correspondence between Purchaser, the Company, their affiliates and persons acting on their behalf with respect to the matters discussed herein (including the term sheet related hereto), and this Agreement and the other Transaction Documents and the instruments referenced herein or therein contain the entire understanding of the parties with respect to the matters covered herein and therein and, except as specifically set forth herein or therein, neither the Company nor the Purchaser makes any representation, warranty, covenant or undertaking with respect to such matters. This Agreement may only be amended, waived or modified by an instrument in writing signed by the Company and the Purchaser.

           (f) Notices. Any notices, consents, waivers or other communications
               -------
required or permitted to be given under the terms of this Agreement must be in writing and will be deemed to have been delivered: (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided confirmation of transmission is mechanically or electronically generated and kept on file by the sending party); (iii) one (1) Business Day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same; or (iv) five (5) days after deposit in the U.S. Mail. The addresses and facsimile numbers for such communications shall be:

                 If to Purchaser:    BFC Financial Corporation
                                     1750 East Sunrise Boulevard
                                     Ft. Lauderdale, Florida
                                     33304 Attention: Chief
                                     Executive Officer Facsimile:
                                     (954) 760-5210


                With a copy to:      Stearns, Weaver Miller Weissler
                                       Alhadeff & Sitterson, P.A.
                                     150 West Flagler Street, Suite 2200
                                     Miami, Florida  33130
                                     Attention: Alison W. Miller, Esq.
                                     Facsimile: (305) 789-3395


                If to the Company:   Benihana Inc.
                                     8685 Northwest 53rd Terrace
                                     Miami, Florida  33166
                                     Attention: Chief Executive Officer
                                     Facsimile: (305) 592-6371


                With a copy to:      Dornbush Mensch Mandelstam & Schaeffer, LLP
                                     747 Third Avenue
                                     New York, New York  10017
                                     Attention: Landey Strongin, Esq.
                                     Facsimile: (212) 753-7673


           (g) Successors and Assigns. This Agreement shall be binding upon and
               ----------------------
inure to the benefit of the parties and their respective successors and assigns, including any purchasers of the Preferred Shares. The Company shall not assign this Agreement or any rights or obligations hereunder without the prior written consent of the Purchaser. The Purchaser shall not assign this Agreement or any of its rights hereunder including its rights to purchase Preferred Shares, to any third party without the prior written consent of the Company; provided, however, that Purchaser may assign any or all of its rights hereunder to an affiliate, including the right to purchase the Preferred Shares.

           (h) No Third Party Beneficiaries. This Agreement is intended for the
               ----------------------------
benefit of the parties hereto and their respective permitted successors and assigns, and is not for the benefit of, nor may any provision hereof be enforced by, any other person.

           (i) Survival; Indemnification.
               -------------------------
                     (i) The representations and warranties of the Company and the Purchaser contained in Sections 2 and 3, and the agreements and covenants set forth in Sections 4 and 8 shall survive any termination of this Agreement.

                     (ii) The Company agrees to indemnify, defend and hold Purchaser and the officers, directors, employees, agents and affiliates of Purchaser (collectively, a "Purchaser Indemnitee") harmless from and against, for and in respect of any and all damages, losses, obligations, liabilities, claims, actions or causes of action, encumbrances, costs, or expenses, including without limitation reasonable costs and expenses of investigation, expenses and disbursements of counsel, consultants and other experts, and interest and penalties (collectively, "Losses") suffered, sustained, incurred or required to be paid by a Purchaser Indemnitee arising out of or in connection with or as a result of (i) the breach by the Company of any representation, warranty, covenant or agreement made by it contained in this Agreement or any other Transaction Document and (ii) any third party claim made or asserted against a Purchaser Indemnitee in whole or in part in respect of any of the transactions contemplated by this Agreement or any of the other Transaction Documents (regardless of whether such claim is made or asserted before or after the First Funding Closing).

                     (iii) The Purchaser agrees to indemnify, defend and hold the Company harmless from and against, for and in respect of any and all actions or losses suffered, sustained, incurred or required to be paid by the Company arising out of or in connection with or as a result of the breach by the Purchaser of any representation, warranty, covenant or agreement made by it contained in this Agreement or any other Transaction Document.

                     (iv) Any party (the "Indemnified Party") entitled to indemnity from any other party (the "Indemnifying Party") shall give the Indemnifying Party prompt written notice of the assertion of any third party claim (a "Third Party Claim") that may serve as a basis for indemnity hereunder; provided, however, that failure to notify the Indemnifying Party will not relieve the Indemnifying Party of any liability that it may have to any Indemnified Party, except to the extent that the Indemnifying Party demonstrates that the defense of such action is materially prejudiced by the Indemnified Party's failure to so notify. The Indemnifying Party shall be entitled to assume the defense of any such Third Party Claim by providing written notice no later than ten (10) days from receipt of notice of the assertion of any Third Party Claim unless the Indemnified Party shall in good faith determine that such representation would result in a conflict of interest. In the event, the Indemnifying Party shall fail to assume the defense of the Third Party Claim within the ten-day period set forth above or the defense by the Indemnifying Party would result in a conflict of interest, the Indemnifying Party shall be entitled to retain its own counsel, at the Indemnifying Party's expense, and to control the defense of any Third Party Claim. If the Indemnifying Party shall assume the defense, it shall not compromise or settle any Third Party Claim without the Indemnified Party's consent unless (A) the sole relief provided is monetary damages that are paid in full by the Indemnifying Party and (B) the Indemnified Party receives an unconditional full release.

           (j) Publicity. The Company and the Purchaser shall have the right to
               ---------
approve before issuance any press releases or any other public statements with respect to the transactions contemplated hereby; provided, however, that either party shall be entitled, without the prior approval of the other party, to make any press release or other public disclosure with respect to such transactions as is required by applicable law and regulations (although the non-disclosing party shall be consulted by the other party and given a reasonable opportunity to comment in connection with any such press release or other public disclosure prior to its release and shall be provided with a copy thereof).

           (k) Further Assurances. Each party shall do and perform, or cause to
               ------------------
be done and performed, all such further acts and things, and shall execute and deliver all such other agreements, certificates, instruments and documents, as the other party may reasonably request in order to carry out the intent and accomplish the purposes of this Agreement and the consummation of the transactions contemplated hereby.

           (l) Placement Agent. The Company has engaged Morgan Joseph & Co. as
               ---------------
its placement agent or broker in connection with the sale of the Preferred Shares. The Company shall be solely responsible for the payment of any placement agent's fees or broker's commissions payable to that firm relating to or arising out of the transactions contemplated hereby.

           (m) Form, Registration, Transfer and Exchange of Preferred Stock;
               ------------------------------------------------------------
Lost Preferred Stock. The Company shall keep at its principal office a register in which the Company shall provide for the registration of Series B Preferred Stock and of transfers of Series B Preferred Stock. Upon surrender for registration of transfer of any share of Series B Preferred Stock at the principal office of the Company, the Company shall, at its expense, promptly execute and deliver one or more new shares of Series B Preferred Stock of the like tenor and number, registered in the name of such transferee or transferees. At the option of the holder of any share of Series B Preferred Stock, such share may be exchanged for other Series B Preferred Stock of like tenor and of a like number, upon surrender of the share of Series B Preferred Stock to be exchanged at the principal office of the Company. Whenever any shares of Series B Preferred Stock are so surrendered for exchange, the Company shall, at its expense, execute and deliver the shares of Series B Preferred Stock which the holder making the exchange is entitled to receive. Every share of Series B Preferred Stock surrendered for registration of transfer or exchange shall be duly endorsed, or be accompanied by a written instrument of transfer duly executed by the holder of such share of Series B Preferred Stock or such holder's attorney duly authorized in writing. Any share of Series B Preferred Stock issued in exchange for any share of Series B Preferred Stock or upon transfer thereof shall carry the rights to unpaid dividends to accrue which were carried by the share of Series B Preferred Stock so exchanged or transferred, so that neither gain nor loss of interest shall result from any such transfer or exchange. Upon receipt of written notice from the holder of any share of Series B Preferred Stock of the loss, theft, destruction or mutilation of such share of Series B Preferred Stock and, in the case of any such loss, theft or destruction, upon receipt of such holder's unsecured indemnity agreement, or in the case of any such mutilation upon surrender and cancellation of such share of Series B Preferred Stock, the Company will make and deliver a new share of Series B Preferred Stock, of like tenor, in lieu of the lost, stolen, destroyed or mutilated share of Series B Preferred Stock.

           (n) Definitions. In addition to the words and terms defined elsewhere in this Agreement, the following words and terms shall have the following meanings, respectively, unless the context clearly requires otherwise:

                     "Business Day" means any day other than Saturday, Sunday or another day on which commercial banks in the State of Florida are authorized or required by law to remain closed.

                     "NASDAQ" means The Nasdaq Stock Market, Inc.

                     "Person" means any partnership, corporation, association, joint stock company, trust, limited liability company, joint venture or unincorporated organization.

           IN WITNESS WHEREOF, the Purchaser and the Company have caused this Stock Purchase Agreement to be duly executed as of the date first written above.

                                    COMPANY:

                                  Benihana Inc.


                                   By: ----------------------------
                                       Name: Joel Schwartz
                                       Title: President


                                   PURCHASER:

                                   BFC Financial Corporation


                                   By: ----------------------------
                                       Name: John E. Abdo
                                       Title: Vice Chairman

                                    EXHIBIT A

                      PROPOSED CERTIFICATE OF DESIGNATIONS

             CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS OF
                      SERIES B CONVERTIBLE PREFERRED STOCK
                                       of
                                  BENIHANA INC.

             Pursuant to Section 151 of the General Corporation Law
                            of the State of Delaware

           I, the undersigned, President of Benihana Inc., a Delaware corporation (hereinafter called the "Corporation"), pursuant to the provisions of Sections 103 and 151 of the General Corporation Law of the State of Delaware, do hereby make this Certificate of Designations and do hereby state and certify that pursuant to the authority expressly vested in the Board of Directors of the Corporation by the Certificate of Incorporation of the Corporation, as amended, the Board of Directors duly adopted the following resolutions:

           RESOLVED, that, pursuant to Article V of the Amended and Restated Certificate of Incorporation of the Corporation, as amended (which authorizes an aggregate of 5,000,000 shares of preferred stock, $1.00 par value ("Preferred Stock")), the Board of Directors hereby fixes the powers, designations, preferences and relative, participating, optional and other special rights, and the qualifications, limitations and restrictions, of a series of Preferred Stock.

           RESOLVED, that each share of such series of Preferred Stock shall rank equally in all respects and shall be subject to the following provisions:

1. Number and Designation. 800,000 shares of the Preferred Stock of the
   ----------------------
Corporation shall be designated as Series B Convertible Preferred Stock (the "Series B Preferred Stock").

2. Definitions. In addition to the capitalized terms elsewhere defined herein,
   -----------
the following terms, when used herein, shall have the meanings indicated, unless the context otherwise requires.

           "Additional Funding" has the meaning specified in the Stock Purchase Agreement.

           "Adjusted Conversion Price" means, with respect to any share of Series B Preferred Stock, at any time, the Initial Conversion Price of such share of Series B Preferred Stock, as adjusted from time to time pursuant to
Section 6(d) hereof.

           "Affiliate" means, with respect to any specified Person, any other Person which, directly or indirectly, controls, is controlled by or is under direct or indirect common control with, such specified Person. For the purposes of this definition, "control" when used with respect to any Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise, and the terms "affiliated," "controlling," and "controlled" have meanings correlative to the foregoing.

           "Board of Directors" means the Board of Directors of the Corporation.

           "Business Day" means any day except Saturday, Sunday and any day which shall be a legal holiday or a day on which banking institutions in Miami, Florida generally are authorized or required by law or other governmental actions to close.

           "Class A Common Stock" means the Corporation's Class A Common Stock, par value $0.10 per share.

           "Common Stock" means the Corporation's Common Stock, par value $0.10 per share and unless otherwise expressly provided, excludes reference to the Corporation's Class A Common Stock.

           "Common Stock Equivalent" means any security or obligation which is by its terms convertible, exchangeable or exercisable into or for shares of Common Stock or Class A Common Stock, including, without limitation, the Series B Preferred Stock and any option, warrant or subscription right with respect to any Common Stock, Class A Common Stock or Common Stock Equivalent.

           "Exchange Act" means the Securities Exchange Act of 1934, as amended, or any successor statute, and the rules and regulations promulgated thereunder.

           "Excluded Securities" means Common Stock, Class A Common Stock or Common Stock Equivalents issued:

           (i) pursuant to the Corporation's stock option plans (or any options issued thereunder) or pursuant to any other stock related employee compensation or equity incentive plans or arrangements of the Corporation approved by the Corporation's Board of Directors or its predecessors (including such plans under Section 423 of the Internal Revenue Code of 1986, as amended),

           (ii) pursuant to (A) the conversion of convertible notes or other debt instruments outstanding as of the date of the Stock Purchase Agreement, (B) the exercise of options or warrants outstanding (or reserved for issuance under the Corporation's equity incentive plans in effect) as of the date of the Stock Purchase Agreement and (C) other obligations of the Corporation which are existing as of the date of the Stock Purchase Agreement, provided that with respect to (A), (B) and (C) all of which shall have been disclosed in the Stock Purchase Agreement,

           (iii) as consideration in connection with (A) acquisitions by the Corporation or its subsidiaries of a business enterprise or (B) mergers, consolidations, joint ventures or other business combinations by the Corporation with third Persons, provided that with respect to (A) and (B) any such acquisitions, mergers, consolidations, joint ventures or other business combinations are approved by the holders of a majority of the Series B Preferred Stock pursuant to Section 7 hereof (to the extent any such approval is required thereunder),

           (iv) upon exercise or conversion of any security the issuance of which caused an adjustment under Section 6(d)(v) or 6(d)(vi) hereof), or


            "First Funding" has the meaning specified in the Stock Purchase Agreement.

           "Initial Conversion Price" means $19.00 per share, subject to adjustment from time to time pursuant to Section 6(d) hereof.

           "Liquidation Preference" means, with respect to each share of Series B Preferred Stock, the sum of (i) $25.00 per whole share of Series B Preferred Stock (as adjusted for stock splits, reverse stock splits, stock dividends and similar transactions with respect to the Series B Preferred Stock) plus (ii) accrued and unpaid dividends on such share of Series B Preferred Stock through the date of determination or payment.

           "Market Price" means, with respect to the Common Stock, on any given day, (i) the closing price per share on the principal securities exchange on which the Common Stock may at the time be listed, or (ii) the price of the last trade, as reported on the Nasdaq National Market, not identified as having been reported late to such system, or (iii) if the Common Stock is so quoted, but not so traded, the average of the last bid and ask prices, as those prices are reported on the Nasdaq National Market, or (iv) if the Common Stock is not listed or authorized for trading on the Nasdaq National Market or any comparable system, the average of the closing bid and asked prices as furnished by two members of the National Association of Securities Dealers, Inc. selected from time to time by the Corporation for that purpose and reasonably acceptable to the holders of a majority of the outstanding Series B Preferred Stock. If the Common Stock is not listed on any securities exchange or listed and traded in a manner that the prices or quotations referred to above are available for the period required hereunder, the Market Price per share of Common Stock shall be deemed to be the fair value per share of such security as mutually agreed upon by the Corporation and the holders of a majority of the outstanding Series B Preferred Stock.

           "Outstanding", when used with reference to shares of stock, means issued and outstanding shares, excluding shares held by the Corporation or a subsidiary.

           "Person" means an individual, corporation, partnership, limited liability company, association, trust and any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

           "Principal Market" means the principal securities exchange on which the Common Stock may at the time be listed, or if at such time the Common Stock is not so listed, the Nasdaq National Market, or if the Common Stock is not traded on the Nasdaq National Market, then the principal securities exchange or trading market for the Common Stock.

           "Purchaser" means BFC Financial Corporation or any other Person who, at the time, is the beneficial owner of 50% or more of the then outstanding Series B Preferred Stock.

           "Significant Assets" means assets having a value of more than 25% of the total consolidated assets of the Corporation and its subsidiaries.


           "Stated Value" means, with respect to each share of Series B Preferred Stock, an amount equal to $25.00 per whole share of Series B Preferred Stock (as adjusted for stock splits, reverse stock splits, stock dividends and similar transactions with respect to the Series B Preferred Stock).

           "Stock Purchase Agreement" means that certain Preferred Stock Purchase Agreement, dated _____ __, 2004 between the Corporation and the Purchaser as in effect from time to time in accordance with its terms.

           "Voting Percentage" means the number of votes entitled to be cast at any time by the holders of the Series B Preferred Stock divided by the total number of votes then entitled to be cast by the holders of all outstanding shares of the Company's Common Stock, Class A Common Stock and Series B Preferred Stock, in each case, with respect to matters on which all such classes vote together as a single class.

           "VWAP" means, for any security, the dollar volume-weighted average price for such security on the Principal Market during any specified period beginning at 9:30 a.m., New York City Time, on the first trading day of the applicable period and ending at 4:00 p.m., New York City Time, on the last trading day in the applicable period as reported by Bloomberg Financial Markets, or any successor thereto ("Bloomberg"), through its "Volume at Price" functions or, if the foregoing does not apply, the dollar volume-weighted average price of such security in the over-the-counter market on the electronic bulletin board for such security during the period beginning at 9:30 a.m., New York City Time, on the first trading day of the applicable period and ending at 4:00 p.m., New York City Time, on the last trading day of the applicable period, as reported by Bloomberg. If the VWAP cannot be calculated for such security on any of the foregoing bases, the VWAP of such security shall be the Market Price on the last day in the applicable period. All such determinations shall be appropriately adjusted for any stock dividend, stock split or other similar transaction during such period.

3. Rank. The Series B Preferred Stock shall, with respect to dividend rights and
   ----
rights on liquidation, winding-up and dissolution, rank senior to all classes of common equity of the Corporation and to all other classes of equity securities of the Corporation, including any other class or series of any class of Preferred Stock of the Corporation, whether now outstanding or issued hereafter. Other than as permitted by Section 7(b) hereof, the Corporation shall not create any class or series of preferred stock or any convertible debt securities ranking pari passu with or senior to the Series B Preferred Stock with respect to dividend rights or rights on liquidation, winding-up and dissolution without the approval of holders of a majority of the outstanding shares of Series B Preferred Stock.

4. Dividends.
   ---------
           (a) The holders of outstanding shares of Series B Preferred Stock shall receive cumulative quarterly dividends, out of the assets of the Corporation legally available therefor, prior and in preference to any declaration or payment of any dividend on the Common Stock, Class A Common Stock or any other equity securities of the Corporation (including other Preferred Stock), at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter commencing September 30, 2004, whether or not declared. Such dividends shall accumulate from the date of original issuance. With the consent of both the Corporation and the holders of a majority of the then outstanding shares of the Series B Preferred Stock, dividends may be paid in a number of additional shares of Series B Preferred Stock calculated by dividing the amount of the cash dividends which would be otherwise payable by the Stated Value of the Series B Preferred Stock. To the extent that the foregoing calculation of the number of shares payable in respect of a dividend would, after aggregating all such dividends payable to a holder of Series B Preferred Stock, result in the payment of a fractional share to such holder, cash in an amount equal to the Stated Value multiplied by such fractional portion shall be paid to such holder in lieu thereof.

           (b) In the event that the Corporation, with the consent of the holders of a majority of the then outstanding shares of the Series B Preferred Stock, determines to pay dividends in additional shares of Series B Preferred Stock, the Corporation shall take all such actions as may be reasonably necessary or required to authorize the issuance of such additional shares and all shares of Common Stock issuable upon conversion thereof, including but not limited to the amendment of this Certificate of Designation to increase the authorized number of shares of Series B Preferred Stock, and, if required, the listing of shares of Common Stock issuable upon conversion thereof on the Principal Market.

           (c) So long as any shares of Series B Preferred Stock shall be outstanding, no dividend, whether in cash or property, shall be paid or declared, nor shall any other distribution be made, on the Common Stock, Class A Common Stock or any other equity securities (including other Preferred Stock) of the Corporation nor shall the Corporation, directly or indirectly, purchase, redeem or otherwise acquire any Common Stock, Class A Common Stock or any other equity securities (including other Preferred Stock) of the Corporation, until all dividends (set forth in Section 4(a) above) on the Series B Preferred Stock shall have been paid or declared and set apart.

5. Liquidation Preference and Redemption.
   -------------------------------------
           (a) In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary (a "Liquidation"), before any payment or distribution of the assets of the Corporation (whether capital or surplus) shall be made to or set apart for the holders of the Common Stock, Class A Common Stock or any other equity securities (including other Preferred Stock) of the Corporation, the holders of the shares of Series B Preferred Stock shall be entitled to receive with respect to each share of Series B Preferred Stock held thereby an amount in cash equal to the Liquidation Preference of such share of Series B Preferred Stock. If, upon any Liquidation of the Corporation, the assets of the Corporation, or proceeds thereof, distributable among the holders of the shares of Series B Preferred Stock shall be insufficient to pay in full the preferential amount aforesaid, then such assets, or the proceeds thereof, shall be distributed among the holders of shares of Series B Preferred Stock ratably in accordance with the respective amounts that would be payable on such shares of Series B Preferred Stock if all amounts payable thereon were paid in full.

           (b) Upon the completion of the distribution required by Section 5(a) and any other distribution that may be required with respect to any other series of Preferred Stock that may from time to time come into existence, subject to the rights of any other series of Preferred Stock that may from time to time come into existence, if assets remain in the Corporation, the holders of the Common Stock and the Class A Common Stock of the Corporation shall receive the distribution of the remaining assets, or the proceeds thereof.

           (c) Notwithstanding anything else in this Certificate of Designations, a Liquidation of the Corporation shall also be deemed to include the acquisition of the Corporation by another Person or Persons who are not Affiliates of the Corporation by means of any transaction or series of related transactions, including, without limitation, any reorganization, merger, consolidation or similar transaction, whether of the Corporation with or into any other Person or Persons or of any other Person or Persons with or into the Corporation, or a sale of all or substantially all of the assets of the Corporation; provided that a consolidation or merger as a result of which the holders of capital stock of the Corporation immediately prior to such merger or consolidation possess (by reason of such holdings) 50% or more of the voting power of the corporation surviving such merger, consolidation or similar transaction (or other Person which is the issuer of the capital stock into which the capital stock of the Corporation is converted or exchanged in such merger or consolidation) shall not be treated as a Liquidation of the Corporation within the meaning of this Section 5,

           (d) (i) The Corporation shall redeem all shares of Series B Preferred Stock outstanding on the Redemption Date (and may so redeem all shares of Series B Preferred stock outstanding on the Early Redemption Date, if any, as such term is defined below) at an amount per share (the "Redemption Price") equal to the Liquidation Preference of such Share. The Redemption Date shall be_____________, 2014 or such later date as may be specified by the holders of more than 50% of the then outstanding shares of Series B Preferred Stock by written notice given to the Corporation not more than sixty (60) nor less than thirty (30)days prior to such tenth anniversary, but in no event shall the Redemption Date be later than __________, 2024.

                  (ii) The Early Redemption Date shall be the date specified in a notice (the "Early Redemption Notice") given to the holders of the Series B Preferred Stock by the Corporation. The Early Redemption Notice may be given by the Corporation (i) only if at any time on or after _______, 2007, the VWAP of the Common Stock for a sixty (60) consecutive trading day period (the "Measuring Period") exceeds $38.00 per share (subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions with respect to the Common Stock), and (ii) only within sixty (60) days after the end of the first Measuring Period after ________, 2007 where the VWAP exceeds $38.00 per share, and if not given within such sixty-day period, the Corporation shall no longer have a right to redeem the Series B Preferred Stock under the provisions of this Section (d)(ii). In no event shall the Early Redemption Date be more than sixty (60) or less than thirty (30) days after the date of such notice.

                  (iii) On the Redemption Date or the Early Redemption Date, as the case may be, the Corporation shall deposit the Redemption Price (in cash or, in the case of the Redemption Date and at the election of the Corporation, shares of the Corporation's Common Stock as hereinafter provided) of all shares of Series B Preferred Stock then outstanding, with a bank or trust corporation having aggregate capital and surplus in excess of $100,000,000 as a trust fund for the benefit of the respective holders of the shares to be redeemed and not yet redeemed, with irrevocable instructions and authority to the bank or trust corporation to pay the Redemption Price for such shares to their respective holders on or after the Redemption Date or the Early Redemption Date, as the case may be, upon receipt of notification from the Corporation that such holder has surrendered his share certificate to the Corporation. From and after the Redemption Date, or the Early Redemption Date, as the case may be, the shares so called for redemption shall be redeemed and shall be deemed to be no longer outstanding, and the holders thereof shall cease to be stockholders with respect to such shares and shall have no rights with respect thereto except the rights to receive the Redemption Price of the shares, without interest, upon surrender of their certificates therefor. Such instructions shall also provide that any moneys or other property deposited by the Corporation for the redemption of shares which shares are thereafter converted into shares of the Corporation's Common Stock prior to the Redemption Date shall be returned to the Corporation forthwith upon such conversion. The balance of any moneys or property deposited by the Corporation pursuant to this Section 5(d) remaining unclaimed at the expiration of two (2) years following the Redemption Date, or the Early Redemption Date, as the case may be, shall thereafter be returned to the Corporation upon its request expressed in a resolution of its Board of Directors.

                  (iv) The Redemption Price payable on the Redemption Date shall be paid in cash or, at the election of the Corporation, in shares of Common Stock which for these purposes shall be deemed to have a value per share equal to the VWAP of a share of Common Stock during the twenty (20) consecutive trading days immediately preceding the Redemption Date; provided, however, that the Corporation may only elect to pay the Redemption Price in shares of Common Stock if (i) the Common Stock are at the Redemption Date traded on a national securities exchange or the Nasdaq National Market and (ii) the aggregate market value of the Common Stock and any other common equity of the Corporation so traded or quoted (including for this purpose the Conversion Shares) exceeds $75 million. The Redemption Price payable on any Early Redemption Date must be paid entirely in cash.

                  (v) Any shares of Series B Preferred Stock redeemed pursuant to this Section or otherwise acquired by the Corporation in any manner whatsoever shall be canceled and shall not under any circumstances be reissued; the Corporation may from time to time take such appropriate corporate action as may be necessary to reduce accordingly the number of authorized shares of the Corporation's capital stock.

                  (vi) The Corporation will not, and will not permit any subsidiary of the Corporation to, purchase or acquire any shares of Series B Preferred Stock otherwise than pursuant to (1) the terms of this Section 5(d), or (2) an offer made on the same terms to all holders of Series B Preferred Stock at the time outstanding.

                  (vii) Anything contained in this Section 5(d) to the contrary notwithstanding, the holders of shares of Series B Preferred Stock to be redeemed in accordance with this Section shall have the right, exercisable at any time up to the close of business on the Redemption Date (or any Early Redemption Date) to convert all or any part of such shares to be redeemed as herein provided into shares of Common Stock pursuant to Section 6 of this Certificate of Designations; provided, however, that if the Corporation defaults on the payment of the Redemption Price thereof, and without prejudicing any other rights or remedies that the holders of Series B Preferred Stock may have, the holders of Series B Preferred Stock shall have the right to convert all or any part of such shares to be redeemed up to the date upon which the Corporation duly pays the Redemption Price.

                  (viii) There shall be no sinking fund for the payment of dividends, or liquidation preferences on the Series B Preferred Stock or the redemption of any shares thereof.

6. Conversion.
   ----------
           (a) (i) Shares of Series B Preferred Stock shall be convertible into Common Stock on the terms and conditions set forth in this Section 6.

                  (ii) Subject to the provisions of this Section 6, each holder of outstanding shares of Series B Preferred Stock shall have the right, at any time, at such holder's option, to convert any or all outstanding shares (and fractional shares) of Series B Preferred Stock, in whole or in part, into fully paid and non-assessable shares of Common Stock.

                  (iii) The number of shares of Common Stock deliverable upon the conversion hereunder of a share of Series B Preferred Stock as of any date shall be an amount equal to (A) the Liquidation Preference divided by (B) the Adjusted Conversion Price of such share of Series B Preferred Stock.

           (b)    Conversion Requirements.
                  -----------------------
                  (i) In order to exercise the conversion right, the holder of the shares of Series B Preferred Stock to be converted shall surrender the certificate representing such shares of Series B Preferred Stock (or a lost stock affidavit therefor reasonably acceptable to the Corporation) at the office of the Corporation, with a written notice of election to convert completed and signed, specifying the number of shares of Series B Preferred Stock to be converted. Unless the shares issuable on conversion are to be issued in the same name as the name in which such shares of Series B Preferred Stock are registered, each share surrendered for conversion shall be accompanied by instruments of transfer, in form satisfactory to the Corporation, duly executed by the holder or the holder's duly authorized attorney.

                  (ii) As promptly as practicable after the surrender by a holder of certificates for shares of Series B Preferred Stock as aforesaid, the Corporation shall issue and shall deliver to such holder, or on the holder's written order to the holder's transferee, (w) a certificate or certificates for the whole number of shares of Common Stock issuable upon the conversion of such shares in accordance with the provisions of this Section 6, (x) any cash adjustment required pursuant to Section 6(c) hereof and (y) in the event of a conversion in part, a certificate or certificates for the whole number of shares of Series B Preferred Stock not being so converted.

                  (iii) Each conversion shall be deemed to have been effected immediately prior to the close of business on the date on which the certificates for shares of Series B Preferred Stock shall have been surrendered to the Corporation for conversion and such notice received by the Corporation as aforesaid, and the person in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the holder of record of the shares of Common Stock represented thereby at such time on such date. All shares of Common Stock delivered upon conversion of the Series B Preferred Stock will upon delivery be duly and validly issued and fully paid and non-assessable, free of all liens and charges and not subject to any preemptive rights. Upon the surrender of certificates representing shares of Series B Preferred Stock, such shares shall no longer be deemed to be outstanding and all rights of a holder with respect to such shares surrendered for conversion shall immediately terminate except the right to receive the Common Stock and other amounts payable pursuant to this
Section 6 and a certificate or certificates representing shares of Series B Preferred Stock not converted.

                  (iv) The Corporation covenants that the Corporation will at all times reserve from its authorized and unissued Common Stock a sufficient number of shares of Common Stock to permit conversion in full of the outstanding shares of Series B Preferred Stock at the Adjusted Conversion Price from time to time in effect. The Corporation agrees that its issuance of Series B Preferred Stock shall constitute full authority to its officers and agents who are charged with the duty of executing stock certificates to execute and issue promptly the necessary certificates for shares of Common Stock upon the conversion of Series B Preferred Stock.

           (c) In connection with the conversion of any shares of Series B Preferred Stock, no fractions of shares of Common Stock shall be issued, but in lieu thereof the Corporation shall pay a cash payment in respect of such fractional interest in an amount equal to such fractional interest multiplied by the Market Price per share of Common Stock on the business day on which such shares of Series B Preferred Stock are deemed to have been converted.

           (d)    Adjustments.
                  -----------
                  (i) If the Corporation shall at any time after the date of the Stock Purchase Agreement (A) declare a dividend or make a distribution on Common Stock payable in Common Stock or Class A Common Stock, (B) subdivide or split the outstanding Common Stock, (C) combine or reclassify the outstanding Common Stock into a smaller number of shares, or (D) issue any shares of its capital stock in a reclassification of Common Stock (including any such reclassification in connection with a consolidation or merger in which the Corporation is the continuing corporation), the Adjusted Conversion Price in effect at the time of the record date for such dividend or distribution or of the effective date of such subdivision, split, combination, consolidation, merger or reclassification shall be proportionately adjusted so that the conversion of the Series B Preferred Stock after such time shall entitle the holder to receive the aggregate number of shares of Common Stock or other securities of the Corporation (or shares of any security into which such shares of Common Stock have been combined, consolidated, merged or reclassified pursuant to clause
(d)(i)(C), or (d)(i)(D) above of this Section 6) which, if the Series B Preferred Stock had been converted immediately prior to such time, such holder would have owned upon such conversion and been entitled to receive by virtue of such dividend, distribution, subdivision, split, combination, consolidation, merger or reclassification.

                  (ii) If the Corporation shall issue or sell any Common Stock or Class A Common Stock (other than Excluded Securities) at any time without consideration or for a consideration per share less than the Adjusted Conversion Price then in effect, then the Adjusted Conversion Price to be in effect after such issuance or sale shall be determined by multiplying the Adjusted Conversion Price in effect immediately prior to such issuance or sale by a fraction, (A) the numerator of which shall be the aggregate number of shares of Common Stock and Class A Common Stock outstanding or reserved for issuance immediately before such issuance or sale, plus the aggregate number of shares of Common Stock that the aggregate consideration received by the Corporation upon such issuance or sale would purchase at the Adjusted Conversion Price then in effect and (B) the denominator of which shall be the aggregate number of shares of Common Stock and Class A Common Stock outstanding or reserved for issuance immediately before such issuance or sale, plus the aggregate number of shares of Common Stock and Class A Common Stock so issued or sold.

                  (iii) For purposes of making any adjustment required under Sections 6(d)(ii), the value of the consideration received by the Corporation for any issuance or sale of securities shall:

                             (A) insofar as it consists of cash, be computed as
the aggregate of cash received by the Corporation;

                             (B) insofar as it consists of property other than
cash (subject to clause (C) below), be computed at the fair market value thereof at the time of such issue, as agreed upon in good faith by the Board of Directors and the holders of a majority of the outstanding shares of Series B Preferred Stock;

                             (C) insofar as it consists of securities, be
computed as follows:

                                    (1) the market price thereof (computed in a
manner similar to the   definition of "Market Price" of Common Stock) averaged
over a period of fifteen (15) consecutive trading days consisting of the day as of which the current fair market value of such securities is being determined (or if such day is not a trading day, the trading day next preceding such day) and the fourteen (14) consecutive trading days prior to such day, or
(2) if on the date for which the current fair market value is to be determined such securities are not listed on any securities exchange or quoted on the Nasdaq National Market or the over-the-counter market, the current fair market value of such securities shall be as agreed upon in good faith by the Board of Directors and the holders of a majority of the outstanding shares of Series B Preferred Stock; or

                             (D) if shares of Common Stock or Class A Common
Stock are issued together with other shares or securities or other assets of the Corporation for consideration which covers both, be the proportion of such consideration so received, computed as provided in clauses (A) through (C) above, as determined in good faith by the Board of Directors; provided, however, that in the case of (B), (C) and (D) if the holders of a majority of the then-outstanding shares of Series B Preferred Stock shall object to any such determination (or the Board of Directors and the holder of a majority of the outstanding shares of Series B Preferred Stock shall be unable to agree on a fair market value determination), the Board of Directors shall retain an independent appraiser reasonably satisfactory to such holders to determine such fair market value. The holders shall be notified promptly of any consideration other than cash to be received by the Corporation and furnished with a description of the consideration and the fair market value thereof, as determined by the Board of Directors.

                  (iv) Except for and with respect to Excluded Securities, in the event that the Corporation fixes a record date for the issuance of rights, options or warrants to the holders of its Common Stock or Class A Common Stock or other securities entitling such holders to subscribe for or purchase shares of Common Stock or Class A Common Stock (or securities convertible or exchangeable into shares thereof) at a price per share (or having a conversion or exercise price per share) less than the Adjusted Conversion Price in effect on such record date, the maximum number of shares of Common Stock or Class A Common Stock issuable upon exercise of such rights, options or warrants (or conversion or exchange of such convertible securities) shall be deemed to have been issued and outstanding as of such record date and the Adjusted Conversion Price then in effect shall be adjusted pursuant to Section 6(d)(ii) hereof, as though such maximum number of shares had been so issued for the aggregate consideration payable by the holders of such rights, options, warrants or convertible securities upon the exercise, conversion or exchange thereof. In case any portion of such consideration shall be in a form other than cash, the fair market value of such noncash consideration shall be determined as set forth in Section 6(d)(iii) hereof. Such adjustment shall be made successively whenever such record date is fixed; and in the event that such rights, options or warrants are not so issued or expire unexercised, or in the event of a change in the number of shares of Common Stock or Class A Common Stock to which the holders of such rights, options or warrants are entitled (other than pursuant to adjustment provisions therein comparable to those contained in this Section 6(d) which adjustment is also made on the Series B Preferred Stock pursuant to this
Section 6(d)), the Adjusted Conversion Price then in effect shall again be adjusted to be the Adjusted Conversion Price which would then be in effect if such record date had not been fixed, in the former event, or the Adjusted Conversion Price which would then be in effect if such holder had initially been entitled to such changed number of shares of Common Stock, in the latter event.

                  (v) Except for and with respect to Excluded Securities, in the event that the Corporation issues rights, options or warrants entitling the holders thereof to subscribe for or purchase Common Stock or Class A Common Stock (or securities convertible or exchangeable into shares thereof) or shall issue securities that are convertible or exchangeable, directly or indirectly, into Common Stock or Class A Common Stock, and the price per share of Common Stock or Class A Common Stock payable upon the exercise, conversion or exchange thereof of such rights, options, warrants or convertible securities (including the price paid for such rights, options, warrants or convertible securities attributable to a share of Common Stock or Class A Common Stock, as applicable) is less than the Adjusted Conversion Price then in effect, the maximum number of shares of Common Stock or Class A Common Stock issuable upon exercise of such rights, options or warrants or upon conversion or exchange of such convertible securities shall be deemed to have been issued and outstanding as of the date of such sale or issuance, and the Adjusted Conversion Price shall be adjusted pursuant to Section 6(d)(ii) hereof, as though such maximum number of shares of Common Stock or Class A Common Stock had been so issued for an aggregate consideration equal to the aggregate consideration paid for such rights, options, warrants or convertible securities and the aggregate consideration payable by the holders of such rights, options warrants or convertible securities upon the exercise, conversion or exchange thereof. In case any portion of such consideration shall be in a form other than cash, the fair market value of such noncash consideration shall be determined as set forth in
Section 6(d)(iii) hereof. Such adjustment shall be made successively whenever such rights, options, warrants or convertible securities are issued; and in the event that such rights, options or warrants expire unexercised, or in the event of a change in the number of shares of Common Stock or Class A Common Stock to which the holders of such rights, options, warrants or convertible securities are entitled (other than pursuant to adjustment provisions therein comparable to those contained in this Section 6(d) which adjustment is also made on the Series B Preferred Stock pursuant to this Section 6(d)), the Adjusted Conversion Price shall again be adjusted to be the Adjusted Conversion Price which would then be in effect if such rights, options, warrants or convertible securities had not been issued, in the former event, or the Adjusted Conversion Price which would then be in effect if such holders had initially been entitled to such changed number of shares of Common Stock or Class A Common Stock, in the latter event. No adjustment of the Adjusted Conversion Price shall be made pursuant to this
Section 6(d)(v) to the extent that the Adjusted Conversion Price shall have been adjusted pursuant to Section 6(d)(iv) hereof upon the setting of any record date relating to such rights, options, warrants or convertible securities and such adjustment fully reflects the number of shares of Common Stock and Class A Common Stock to which the holders of such rights, options, warrants or convertible securities are entitled and the price payable therefor.

           (vi) If a reorganization of the Corporation or a reclassification or recapitalization of the capital stock of the Corporation or a consolidation or merger of the Corporation with another Person or the sale of all or substantially all of the assets of the Corporation to another Person shall be effected in such a manner that holders of Common Stock shall be entitled to receive stock, securities, cash or other property with respect to or in exchange for Common Stock, then (except a transaction for which provision for adjustment is otherwise made in this Section 6(d)) each share of Series B Preferred Stock shall thereafter be convertible into such shares of stock, securities, cash or other property which, if the Series B Preferred Stock had been converted immediately prior to such reorganization, recapitalization, reclassification, merger, consolidation of sale, a holder of the number of shares of Common Stock deliverable upon conversion of such Series B Preferred Stock would have been entitled; and, in any such case, appropriate adjustment shall be made in the application of the provisions herein set forth with respect to the rights and interests thereafter of the holders of the Series B Preferred Stock. The Corporation shall not effect any such merger, consolidation or sale unless prior to or simultaneously with the consummation thereof the successor corporation or purchaser, as the case may be, shall assume by written instrument the obligation to deliver to the holders of the Series B Preferred Stock such shares of stock, securities, cash or other properties as, in accordance with the foregoing provisions, each such holder is entitled to receive.

           (vii) If the Corporation shall distribute to all holders of Common Stock or Class A Common Stock evidences of its indebtedness or assets (other than regular cash dividends payable out of earnings or surplus), then in each such case the Conversion Price at which each share of Series B Preferred Stock shall thereafter be convertible shall be determined by multiplying the Conversion Price in effect immediately prior to the record date fixed for determination of shareholders entitled to receive such distribution by a fraction, the denominator of which shall be the Conversion Price determined as of the record date mentioned above, and the numerator of which shall be such Conversion Price on such record date less the then fair market value at such record date of the portion of such assets or evidence of indebtedness so distributed applicable to one outstanding share of Common Stock or Class A Common Stock, as the case may be, as determined by the Corporation's independent certified public accountants that regularly examines the financial statements of the Corporation.

           (viii) No adjustment to the Adjusted Conversion Price pursuant to Sections 6(d)(i), 6(d)(ii), 6(d)(iv) or 6(d)(v) hereof shall be required unless such adjustment would require an increase or decrease of at least $.01 in the Adjusted Conversion Price; provided however, that any adjustments which by reason of this Section 6(d)(viii) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section 6(d) shall be made to the nearest four decimal points.

          (ix) In the event that, at any time as a result of the provisions of this Section 6(d), the holder of Series B Preferred Stock upon subsequent conversion shall become entitled to receive any shares of capital stock of the Corporation other than Common Stock, the number of such other shares so receivable upon conversion of Series B Preferred Stock shall thereafter be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions contained herein.

           (e) Upon the occurrence of each adjustment or readjustment of the Initial Conversion Price or any subsequent Adjusted Conversion Price pursuant to this Section 6, the Corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and furnish by certified or registered mail to each holder, if any, of Series B Preferred Stock outstanding at such holder's address shown in the Corporation's registry, a certificate setting forth such adjustment or readjustment and showing in reasonable detail the facts upon which such adjustment or readjustment is based and shall file a copy of such certificate with its corporate records. The Corporation shall also, upon the written request of any holder of Series B Preferred Stock, furnish or cause to be furnished to such holder a similar certificate setting forth (i) such adjustments and readjustments, (ii) the Adjusted Conversion Price then in effect, and (iii) the number of shares of Common Stock and the amount, if any, of other property which then would be received upon the conversion of Series B Preferred Stock. Despite such adjustment or readjustment, the form of each or all Series B Preferred Stock certificates, if the same shall reflect the Initial Conversion Price or any subsequent Adjusted Conversion Price, need not be changed in order for the adjustments or readjustments to be valid in accordance with the provisions of this Certificate of Designations, which shall control.

           (f) The Corporation shall pay any and all documentary, stamp, issue or transfer taxes, and any other similar taxes payable in respect of the issue or delivery of shares of Common Stock upon conversion of shares of Series B Preferred Stock pursuant hereto; provided, however, that the Corporation shall not be required to pay any tax which may be payable in respect of any transfer involved in the issue or delivery of shares of Common Stock in a name other than that of the holder of the shares of Series B Preferred Stock to be converted and no such issue or delivery shall be made unless and until the person requesting such issue or delivery has paid to the Corporation the amount of any such tax or has established, to the reasonable satisfaction of the Corporation, that such tax has been paid or is not payable.

           (g) No adjustment to the Initial Conversion Price or any subsequent Adjusted Conversion Price shall reduce the Adjusted Conversion Price below the then par value of the Common Stock.

           (h) If any event occurs as to which the provisions of this Section 6 are not strictly applicable, or if strictly applicable would not fairly protect the rights of the holders of the Series B Preferred Stock or the Corporation in accordance with the essential intent and principles of such provisions, then the Board of Directors shall make any adjustment in the application of such provisions, in accordance with such essential intent and principles, so as to protect such rights as aforesaid.

7. Voting Rights.
   -------------
           (a) Except as otherwise provided herein, or as otherwise provided by applicable law, the holders of the shares of Series B Preferred Stock (i) shall be entitled to vote with the holders of the Common Stock, as a single class, on all matters submitted for a vote of holders of Common Stock, (ii) shall be entitled to vote with the holders of the Common Stock and Class A Common Stock, as a single class, on all matters on which the holders of Common Stock vote together with the holders of Class A Common Stock as a single class and (iii) shall be entitled to a number of votes equal to the number of shares of Common Stock which would, at the time of any such vote, be issued to such holder if all shares of Series B Preferred Stock then held by such holder were converted into shares of Common Stock, and (iv) shall be entitled to notice of all stockholders' meetings in accordance with the Certificate of Incorporation and bylaws of the Corporation.

           (b) The Corporation shall not, without first obtaining the approval of the holders of not less than a majority of the total number of shares of Series B Preferred Stock then outstanding, voting together as a single class:

                  (i) amend, add or repeal, including an amendment, addition or repeal effected by merger, consolidation, reorganization or any other means, or repeal any provision of, or add any provision to, the Corporation's Certificate of Incorporation, as amended, or Bylaws if such action would alter or change this Section 7 or otherwise adversely alter or change the preferences, rights, privileges or powers of, or the restrictions provided for the benefit of, the Series B Preferred Stock or otherwise adversely affect the holders of Series B Preferred Stock as a class;

                  (ii) offer, sell, designate, authorize or issue, including by merger, reclassification, consolidation, reorganization or any other means, shares of any class or series of stock having any preference or priority as to dividends or redemption rights, liquidation preferences, conversion rights or voting rights, superior to or on a parity with any preference or priority of the Series B Preferred Stock (or any options, warrants, rights, bond, debentures, notes or other securities convertible, exchangeable or exercisable for any such stock);

                  (iii) except as otherwise expressly authorized herein, increase the number of shares of Series B Preferred Stock authorized pursuant to this Certificate of Designations or, except upon an Additional Funding pursuant to the Stock Purchase Agreement, issue any shares of Series B Preferred Stock;

                  (iv) directly or indirectly acquire or dispose of any Significant Assets whether by purchase, sale, merger, consolidation or any other means;

                  (v) merge or consolidate into or with any other Person other than in connection with an acquisition or disposition of assets not constituting Significant Assets or for the sole purpose of changing the Corporation's domicile; or

                  (vi) cause a Liquidation of the Corporation.

           (c) The consent or votes required in Section 7(b) above shall be in addition to any approval of stockholders of the Corporation which may be required by law or pursuant to any provision of the Corporation's Certificate of Incorporation or Bylaws, which approval shall be obtained by vote of the stockholders of the Corporation in the manner provided in Section 7(a) above.

           (d) The holders of a majority of the outstanding Preferred Stock, voting as a single class, shall at all times be entitled to elect one member of the Board of Directors. In addition, at any time that the Corporation has failed for two (2) consecutive calendar quarters, to pay any dividends required to be paid by it pursuant to Section 4(a) of this Certificate of Designations, the holders of a majority of the outstanding Preferred Stock, voting as a single class, shall be entitled to elect an additional member of the Board of Directors. In the event that the holders of a majority of the Series B Preferred Stock elect to exercise such right, the number of directors then constituting the Board of Directors shall be increased, if necessary, in order to provide for a total of one (or if applicable, two) additional Board seats. Whenever a majority of the shares of Series B Preferred Stock issued and reserved for issuance pursuant to the Stock Purchase Agreement has been converted into Common Stock pursuant to this Certificate of Designations, then the right of the holders of a majority of the Series B Preferred Stock to elect such additional directors shall cease, and the term of office of any persons elected as a director by the holder of the Series B Preferred Stock shall forthwith terminate and the number of the Board of Directors shall be reduced accordingly.

8. Reports. The Corporation shall mail to all holders of Series B Preferred
   -------
Stock those reports, proxy statements and other materials that it mails to all of its holders of Common Stock.

9. No Impairment. The Corporation will not, by amendment of its Certificate of
   -------------
Incorporation, through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Certificate of Designations and in the taking of all such action as may be necessary or appropriate in order to protect the conversion rights of the holders of the Series B Preferred Stock against impairment. Notwithstanding the foregoing sentence, the Corporation shall not be prohibited from undertaking any actions set forth in, and in strict compliance with, Section 7(b) of this Certificate of Designations.

10. Notices of Record Date.
    ----------------------
            (a) If the Corporation shall propose at any time:

                  (i) to declare any dividend or distribution upon its Common Stock or other equity securities, whether in cash, property, stock, or other securities, whether or not a regular cash dividend and whether or not out of earnings or earned surplus;

                  (ii) to offer for subscription pro rata to the holders of any class or series of its stock any additional shares of stock of any class or series or other rights;

                  (iii) to effect any reorganization, reclassification or recapitalization of its Common Stock or other equity securities outstanding, including any subdivision, combination or split, involving a change in the Common Stock or other equity securities; or

                  (iv) to merge or consolidate with or into any other Person, or sell, lease, or convey all or substantially all its property or business, or to liquidate, dissolve, or wind up (as defined herein), then, in connection with each such event, the Corporation shall provide to the holders of the Series B Stock, at least ten (10) days' prior written notice of the date on which a record shall be taken for such dividend, distribution, or subscription rights (and specifying the date on which the holders of Common Stock shall be entitled thereto) or for determining rights to vote in respect of the matters referred to above.

           (b) Each such written notice shall be delivered personally or given by first class mail, postage prepaid, addressed to the holders of the Series B Preferred Stock at the address for each such holder as shown on the books of the Corporation.

11. No Reissuance of Stock. No share or shares of Series B Preferred Stock that
    ----------------------
are converted, purchased or otherwise acquired by the Corporation may be reissued, and all such shares shall be canceled, retired and eliminated from the shares that the Corporation is authorized to issue. The Corporation may from time to time take such appropriate corporate action as may be necessary to reduce the authorized number of shares of Series B Preferred Stock accordingly. If shares of Series B Preferred Stock are not issued after the date hereof due to the termination of the obligation of the purchasers under the Stock Purchase Agreement to purchase shares of Series B Preferred Stock, or due to the termination of the obligation of the Corporation to issue shares of Series B Preferred Stock, the Corporation shall not issue any shares of Series B Preferred Stock in excess of the number already issued, and the Corporation will reduce the authorized number of shares of Series B Preferred Stock to the number issued at the First Funding.

12. Headings. The headings of the Sections, subsections, clauses and subclauses
    --------
of this Certificate of Designations are for convenience of reference only and shall not define, limit or affect any of the provisions hereof.

13. Office. The Corporation will, so long as any shares of Series B Preferred
    ------
Stock are outstanding, maintain an office or agency where such shares may be presented for registration and where such shares may be presented for conversion.

           IN WITNESS WHEREOF, Benihana Inc. has caused this Certificate of Designations to be signed and attested by the undersigned this ___ day of July, 2004.


                                        BENIHANA INC.



                                        By: ----------------------------
                                            Name: Joel Schwartz
                                            Title: President

                                    Exhibit B


                          REGISTRATION RIGHTS AGREEMENT


           REGISTRATION RIGHTS AGREEMENT (this "Agreement"), dated as of ___________, 2004, is by and between BENIHANA INC. , a Delaware corporation, with headquarters located at 8685 Northwest 53rd Terrace, Miami, Florida 33166 (the "Company"), and BFC FINANCIAL CORPORATION, with headquarters located at 1750 East Sunrise Boulevard, Ft. Lauderdale, Florida 33304 (the "Purchaser").


                                    RECITALS


           In connection with, and pursuant to, that certain Stock Purchase Agreement between the parties hereto, dated as of ____________, 2004 (the "Stock Purchase Agreement"), the Company has agreed, upon the terms and subject to the conditions of the Stock Purchase Agreement, to issue and sell to the Purchaser at the First Funding and at each Additional Funding shares of Series B Convertible Preferred Stock, par value $1.00 per share (the "Series B Preferred Stock"), of the Company (the "Preferred Shares"), which shall be convertible into shares of Common Stock, par value $0.01 per share (the "Common Stock"), of the Company in accordance with the terms of the Company's Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (the "Certificate of Designations"). Preferred Shares shall also be deemed to include any additional shares of Series B Preferred Stock issued to Investors thereof under the terms of the Certificate of Designations. Capitalized terms used herein and not otherwise defined shall have the respective meanings set forth in the Stock Purchase Agreement and the Certificate of Designations.

           To induce the Purchaser to execute, deliver and perform the Stock Purchase Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, the "Securities Act"), and applicable state securities laws.

           NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Purchaser hereby agree as follows:

1.         DEFINITIONS.
           -----------
           In addition to the capitalized terms elsewhere defined herein, the following terms, when used herein, shall have the following meanings, unless the context otherwise requires:

           (a)       "Agreement" has the meaning set forth in the preface above.

           (b)       "Allowable Grace Period" has the meaning set forth in
                     Section 3(m).

           (c) "Certificate of Designations" has the meaning set forth in the recitals above.

           (d) "Common Stock" has the meaning set forth in the recitals above.

           (e)       "Company" has the meaning set forth in the preface above.

           (f)       "Company Indemnified Party" has the meaning set forth in
                     Section 6(b).

           (g) "Conversion Shares" means all of the shares of Common Stock into which the Preferred Shares are converted or are potentially convertible, subject to adjustment from time to time as a result of the adjustment provisions in the Certificate of Designations and any shares or other securities into which any Conversion Share may be exchanged or converted as a result of any stock split, stock dividend, recapitalization, exchange or similar event.

           (h)       "Demand Registration" has the meaning set forth in Section
                     2(a).

           (i)       "Effectiveness Deadline" has the meaning set forth in
                     Section 2(a).

           (j)       "Exchange Act" has the meaning set forth in Section 3(b).

           (k)       "Filing Deadline" has the meaning set forth in Section
                     2(a).

           (l)       "Grace Period" has the meaning set forth in Section 3(m).

           (m)       "Inspectors" has the meaning set forth in Section 3(s).

           (n) "Investor" or "Investors" means the Purchaser, any transferee or assignee thereof to whom the Purchaser assigns its rights under this Agreement and who agrees to become bound by the provisions of this Agreement in accordance with Section 8(b) and any transferee or assignee thereof to whom a transferee or assignee assigns its rights under this Agreement and who agrees to become bound by the provisions of this Agreement in accordance with Section 8(b).

           (o)       "Investor Indemnified Person" has the meaning set forth in
                     Section 6(a).

           (p)       "Legal Counsel" has the meaning set forth in Section 2(b).

           (q)       "Liabilities" has the meaning set forth in Section 6(a).

           (r) "Person" means any partnership, corporation, association, joint stock company, trust, limited liability company, joint venture or unincorporated organization.

           (s) "Preferred Shares" has the meaning set forth in the recitals above.

           (t)       "Purchaser" has the meaning set forth in the preface above.

           (u)       "Records" has the meaning set forth in Section 3(s).

           (v) "Register," "registered," and "registration" refer to a registration effected by preparing and filing one or more Registration Statements in compliance with the Securities Act and pursuant to Rule 415 under the Securities Act or any successor rule providing for offering securities on a continuous or delayed basis ("Rule 415"), and the declaration or ordering of effectiveness of such Registration Statement(s) by the SEC.

           (w) "Registrable Securities" means (i) all Conversion Shares issued or issuable upon conversion of the Preferred Shares,
                     (ii) any shares of capital stock issued or issuable with respect to the Conversion Shares as a result of any stock split, stock dividend, recapitalization, exchange or similar event or otherwise, and (iii) any shares of Common Stock issued or issuable to Purchaser or any Investor pursuant to the terms of the Certificate of Designations or the Stock Purchase Agreement other than the Conversion Shares; provided, however, that Registrable Securities shall not include any such shares (A) which have been disposed of pursuant to an effective registration statement under the Securities Act, (B) which have been sold or otherwise transferred in a transaction in which the rights under the provisions of this Agreement have not been assigned, or (C) which have been sold under Rule 144.

           (x)       "Registration Period" has the meaning set forth in Section
                     3(a).

           (y) "Registration Statement" means a registration statement or registration statements of the Company filed under the Securities Act covering the Registrable Securities.

           (z)       "Rule 144" means Rule 144 promulgated by the SEC.

           (aa)      "SEC" means the United States Securities and Exchange
                     Commission.

           (bb) "Securities Act" has the meaning set forth in the recitals above.

           (cc) "Series B Preferred Stock" has the meaning set forth in the recitals above.

           (dd) "Stock Purchase Agreement" has the meaning set forth in the recitals above.


2.         REGISTRATION.
           ------------
            (a) Mandatory Registration. At any time holders of not less than 50%
                ----------------------
of the Registrable Securities (on an as converted basis) may request the registration of Registrable Securities under the Securities Act (a "Demand Registration"). Notwithstanding the foregoing, but subject to Sections 2(d), 2(f) and 2(g) below, the Investor shall be entitled to request no more than one Demand Registration. Upon the request to the Company of a Demand Registration, the Company shall prepare and file with the SEC the Registration Statement on Form S-3 covering the resale of all of the Registrable Securities. The Company shall use its reasonable best efforts to file the Registration Statement as promptly as practicable, but in no event later than ninety (90) days after the receipt of a Demand Registration if Form S-3 is available for the Registration Statement or one hundred twenty (120) days after receipt of a Demand Registration if Form S-3 is unavailable for such registration.

            The applicable deadline in clause (i) or (ii) is referred to herein as the "Filing Deadline". In the event that Form S-3 is unavailable for such a registration, the Company shall use such other form as is available for such a registration, subject to the provisions of Section 2(c). The Registration Statement prepared pursuant hereto shall register for resale at least that number of shares of Common Stock equal to the aggregate number of Registrable Securities issued and outstanding or deemed issued and outstanding on an as-converted basis as of the trading day immediately preceding the date the Registration Statement is initially filed with the SEC (as if all of the Preferred Shares then issuable under the Stock Purchase Agreement were issued and outstanding on such date), subject to adjustment as provided in Section 2(d). The Registration Statement shall not include any provision or other language exempting the Registration Statement from Rule 416 under the Securities Act. The Company shall use its reasonable best efforts to have the Registration Statement declared effective by the SEC as promptly as reasonably practicable, but in any event no later than the date that is two hundred ten (210) days after the receipt by the Company of a Demand Registration (the "Effectiveness Deadline").

           Upon receipt of a request for a Demand Registration, the Company shall promptly send written notice to each Investor that has not participated in the Demand Registration request, advising them of the Demand Registration and inviting them to have their Registrable Securities included in the Registration Statement.

           (b) Legal Counsel. Subject to Section 5 hereof, Purchaser or
               -------------
Investors holding a majority of the Registrable Securities (on an as converted basis) shall have the right to select one legal counsel to review and oversee any offering pursuant to this Section 2 ("Legal Counsel"), The Company shall reasonably cooperate with Legal Counsel in performing the Company's obligations under this Agreement.

           (c) Ineligibility for Form S-3. In the event that Form S-3 is not
               --------------------------
available for the registration of the resale of Registrable Securities hereunder, the Company shall (i) register the resale of the Registrable Securities on another appropriate form reasonably acceptable to the holder of a majority of the Registrable Securities (on an as converted basis) and (ii) undertake to register the Registrable Securities on Form S-3 as soon as such form is available; provided that the Company shall maintain the effectiveness of the other appropriate form used by the Company for registration pursuant to clause (i) above then in effect until such time as a Registration Statement on Form S-3 covering the Registrable Securities has been declared effective by the SEC.

           (d) Sufficient Number of Shares Registered. In the event that the
               --------------------------------------
number of shares available under the Registration Statement filed pursuant to
Section 2(a) is, or becomes, insufficient to cover all of the Registrable Securities required to be covered by the Registration Statement, the Company shall file a new Registration Statement (pursuant to Rule 462 of the Securities Act if available or otherwise) so as to cover the aggregate number of the Registrable Securities required to be registered hereunder as of the trading day immediately preceding the date of the filing of such new Registration Statement, in each case, as soon as reasonably practicable, but in any event not later than twenty (20) days after the necessity therefor arises. The Company shall use its reasonable best efforts to cause such amendment and/or new Registration Statement, as applicable, to become effective as soon as practicable following the filing thereof. For purposes of this Agreement, such additional Registration Statement shall be deemed to be the Registration Statement required to be filed by the Company pursuant to Section 2(a) hereof (and shall not be considered an additional Registration Statement), and the Company and the Purchaser shall have the same rights and obligations with respect to such additional Registration Statement as they shall have with respect to the initial Registration Statement required to be filed by the Company pursuant to Section 2(a).

           (e) Selection of Underwriters. The Investors holding a majority of
               -------------------------
the Registrable Securities (on an as converted basis), in consultation with the Company, shall have the right to elect to have an underwritten registration hereunder and to select the managing/book-running underwriter(s), if any, for the Registrable Securities to be registered pursuant to Section 2(a), subject to the Company's written approval of such managing/book-running underwriter(s), such written approval not to be unreasonably withheld or delayed.

            (f) Certain Limitations. In the event that a registration (or
                -------------------
portion thereof) hereunder is underwritten (at the election of the Investors as described in Section 2(e)), and to the extent that the managing underwriter shall be of the opinion (and shall state so in writing) that the inclusion of all such securities would adversely affect the marketing of the securities (including Registrable Securities) to be sold by the Company or any Investor, then the number of securities that may be included in the underwriting shall be allocated, first, to the Investors, allocated among the Investors on a pro rata basis based on the total number of Registrable Securities held by the Investors and second, only if the Investors are able to have all of their Registrable Securities included, to the Company and other holders of registration rights to the extent they are participating in such offering. Any Registrable Securities or other securities excluded or withdrawn from such underwriting shall be withdrawn from such registration. Notwithstanding any contrary provision in this
Section 2(f), in the event that there is an underwritten offering of securities of the Company pursuant to a registration statement covering Registrable Securities and a selling holder of Registrable Securities does not elect to sell his, her or its Registrable Securities to the underwriters of the Company's securities in connection with such offering, such holder shall refrain from selling such Registrable Securities not registered pursuant to this Section 2(f) during the period of distribution of the Company's securities by such underwriters and the period in which the underwriting syndicate participates in the after market; provided, however, that such holder shall, in any event, be entitled to sell its Registrable Securities commencing on the sixtieth (60th) day after the effective date of such registration statement. In the event that a registration, or portion thereof, is underwritten, and the managing underwriter shall be of the opinion (and shall so state in writing) that it is advisable that a new registration statement be filed with respect to the Registrable Securities to be sold in such underwritten offering, then the Company's obligation to prepare and file such additional registration statement in accordance with Section 2(a) and the other provisions of this Agreement shall be in addition to, and not in lieu of, its obligations to file and maintain the effectiveness of a Registration Statement under Section 2(a) hereof. Notwithstanding the foregoing, the Company shall only be obligated to file one such additional registration statement pursuant to the previous sentence.

                     (g) Additional Demand Registration. If (i) a Demand
                         ------------------------------
Registration requested pursuant to Section 2(a) is deemed not to have been effected or (ii) the Registration Statement filed pursuant to Section 2(a) does not remain effective under the Securities Act until all Registrable Securities requested to be registered have been sold under the Registration Statement, then the Company shall continue to be obligated to effect an additional Demand Registration pursuant to Section 2(a).

3. RELATED OBLIGATIONS.
   -------------------
           At such time as the Company is obligated to file a Registration Statement with the SEC pursuant to Sections 2(a), 2(c) or 2(d), the Company will use its reasonable best efforts to effect the registration of the Registrable Securities covered by such Registration Statement in accordance with the intended method of disposition thereof and, pursuant thereto, the Company shall have the following obligations:

                     (a) The Company shall, as promptly as reasonably practicable, prepare and file with the SEC a Registration Statement with respect to the applicable Registrable Securities (but in no event later than the Filing Deadline) and use its reasonable best efforts to cause such Registration Statement relating to the applicable Registrable Securities to become effective no later than the Effectiveness Deadline. The Company shall use its reasonable best efforts to keep the Registration Statement continuously effective pursuant to Rule 415 at all times until the date on which the Investors shall have sold all the Registrable Securities covered by such Registration Statement (the "Registration Period"), which Registration Statement (including any amendments or supplements thereto and prospectuses contained therein), at the time it is first filed with the SEC, at the time it is ordered effective by the SEC and at all times during which it is required to be effective hereunder (and each such amendment and supplement at the time it is filed with the SEC and at all times during which it is available for use in connection with the offer and sale of the Registrable Securities) shall not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein, or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading.

                     (b) The Company shall prepare and file with the SEC such amendments (including post-effective amendments) and supplements to the Registration Statement and the prospectus used in connection with such Registration Statement, which prospectus is to be filed pursuant to Rule 424 promulgated under the Securities Act, as may be reasonably requested by an underwriter, if any, or Investors holding Registrable Securities being registered as required by law or as may be necessary to keep such Registration Statement continuously effective at all times during the Registration Period, to add Investors as selling shareholders thereunder and, during such period, comply with the provisions of the Securities Act with respect to the disposition of all Registrable Securities of the Company covered by such Registration Statement until such time as all of such Registrable Securities shall have been disposed of in accordance with the intended methods of disposition by the seller or sellers thereof as set forth in such Registration Statement. In the case of amendments and supplements to a Registration Statement which are required to be filed pursuant to this Agreement (including pursuant to this Section 3(b)) by reason of the Company filing a report on Form 10-K, Form 10-Q or Form 8-K or any analogous report under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company shall have incorporated such report by reference into the Registration Statement, if applicable, or shall file such amendments or supplements with the SEC on the same day on which the Exchange Act report is filed which created the requirement for the Company to amend or supplement the Registration Statement.

                     (c) The Company shall permit Legal Counsel to review and comment upon (i) any Registration Statement prior to its filing with the SEC and (ii) all other Registration Statements and all amendments and supplements to all Registration Statements (except for Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any similar or successor reports) prior to their filing with the SEC. The Company shall not submit a request for acceleration of the effectiveness of a Registration Statement or any amendment or supplement thereto without the prior consent of Legal Counsel, which consent shall not be withheld unless Legal Counsel has reasonable objections to disclosures in the Registration Statement relating to (I) the Registrable Securities or the Preferred Shares or the means of distribution of same or (II) the Investors. The Company shall furnish to Legal Counsel, without charge (i) any correspondence from the SEC or the staff of the SEC to the Company or its representatives relating to any Registration Statement, (ii) promptly after the same is prepared and filed with the SEC, one copy of any Registration Statement and any amendment(s) thereto, including financial statements and schedules, all documents incorporated therein by reference and all exhibits and (iii) upon the effectiveness of any Registration Statement, one copy of the prospectus included in such Registration Statement and all amendments and supplements thereto. The Company shall reasonably cooperate with Legal Counsel in performing the Company's obligations pursuant to this Section 3.

                     (d) The Company shall furnish to each Investor whose Registrable Securities are included in any Registration Statement, without charge (i) promptly after the same is prepared and filed with the SEC, at least one copy of such Registration Statement and any amendment(s) thereto, including financial statements and schedules, all documents incorporated therein by reference, all exhibits and each preliminary prospectus, (ii) upon the effectiveness of any Registration Statement, such number of copies of the prospectus included in such Registration Statement and all amendments and supplements thereto as such Investor may reasonably request and (iii) such other documents, including copies of any preliminary or final prospectus, as such Investor may reasonably request from time to time in order to facilitate the disposition of the Registrable Securities owned by such Investor.

                     (e) The Company shall use its reasonable best efforts to cause such Registrable Securities to be registered with or approved by such other governmental agencies or authorities as may be necessary to consummate the disposition of such Registrable Securities pursuant to a Registration Statement; provided, however, that the Company shall not be required in connection therewith or as a condition thereto to (x) qualify to do business in any jurisdiction where it would not otherwise be required to qualify but for this Section 3(e), (y) subject itself to general taxation in any such jurisdiction, or (z) file a general consent to service of process in any such jurisdiction.

                     (f) The Company shall notify Legal Counsel and each Investor in writing of the happening of any event, as promptly as reasonably practicable after becoming aware of such event, as a result of which the prospectus included in a Registration Statement, as then in effect, includes an untrue statement of a material fact or omission to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading (provided that in no event shall such notice contain any material, nonpublic information), and as promptly as practicable prepare a supplement or amendment to such Registration Statement to correct such untrue statement or omission, and deliver such number of copies of such supplement or amendment to Legal Counsel and each Investor as Legal Counsel or such Investor may reasonably request. The Company shall also as promptly as practicable notify Legal Counsel and each Investor in writing (i) when a prospectus or any prospectus supplement or post-effective amendment has been filed, and when a Registration Statement or any post-effective amendment has become effective (notification of such effectiveness shall be delivered to Legal Counsel and each Investor by facsimile on the same day of such effectiveness and by overnight mail), (ii) of any request by the SEC for amendments or supplements to a Registration Statement or related prospectus or related information, and (iii) of the Company's reasonable determination that a post-effective amendment to a Registration Statement would be appropriate.

                     (g) The Company shall use its reasonable best efforts to prevent the issuance of any stop order or other suspension of effectiveness of a Registration Statement, or the suspension of the qualification of any of the Registrable Securities for sale in any jurisdiction and, if such an order or suspension is issued, to obtain the withdrawal of such order or suspension promptly and to notify Legal Counsel and each Investor who holds Registrable Securities being sold of the issuance of such order and the resolution thereof or its receipt of actual notice of the initiation or threat of any proceeding for such purpose.

                     (h) The Company shall cooperate with the Investors who hold Registrable Securities being offered and facilitate the timely preparation and delivery of certificates (not bearing any restrictive legend) representing the Registrable Securities to be offered pursuant to a Registration Statement and enable such certificates to be in such denominations or amounts, as the case may be, as the Investors may reasonably request and registered in such names as the Investors may request.

                     (i) The Company shall maintain a transfer agent and registrar of all such Registrable Securities.

                     (j) The Company shall otherwise use its reasonable best efforts to comply in all material respects with all applicable rules and regulations of the SEC in connection with any registration hereunder and make available to Investors holding Registrable Securities, as soon as reasonably practicable, earnings statements (which need not be audited) covering a period of twelve (12) months beginning within three months after the effective date of the Registration Statement, which earnings statements shall satisfy the provisions of Section 11(a) of the Securities Act.

                     (k) Within one (1) Business Day after a Registration Statement (including any amendments or supplements thereto and the prospectuses contained therein) is ordered effective by the SEC, the Company shall deliver, and shall cause legal counsel for the Company to deliver, to the transfer agent for such Registrable Securities (with copies to the Investors whose Registrable Securities are included in such Registration Statement) confirmation that such Registration Statement has been declared effective by the SEC.

                     (l) The Company shall take all other actions reasonably necessary to expedite and facilitate disposition by Investors of Registrable Securities pursuant to a Registration Statement.

                     (m) Notwithstanding anything to the contrary in Section 3(g), at any time after a Registration Statement has been declared effective by the SEC, the Company may suspend the use or effectiveness of any Registration Statement (including any amendments or supplements thereto and the prospectuses contained therein) (a "Grace Period") (and the Investors hereby agree not to offer or sell any Registrable Securities pursuant to such Registration Statement after receiving written notice thereof during such Grace Period) if there is material, non-public information about the Company that the Company determines would be detrimental to the Company if so disclosed or would adversely affect a financing acquisition, disposition, merger or other material transaction; provided, that the Company shall promptly (i) notify the Investors in writing of such suspension and the date on which the Grace Period will begin and (ii) notify the Investors in writing of the date on which the Grace Period ends; and, provided further, that no individual Grace Period shall exceed sixty
(60) consecutive days and during any twelve-month period, all such Grace Periods shall not exceed an aggregate of one hundred twenty (120) days (an "Allowable Grace Period"). For purposes of determining the length of a Grace Period above, the Grace Period shall begin on and include the date the holders receive the notice referred to in clause (i) and shall end on and include the later of the date the holders receive the notice referred to in clause (ii) and the date referred to in such notice. The provisions of Sections 3(b) and 3(f) hereof with respect to the information giving rise thereto unless such material non-public information is no longer applicable, shall not be applicable during any Allowable Grace Period.

                     (n) In the event of any underwritten public offering (at the election of the Investors, as described in Section 2(e)), the Company shall enter into and perform its obligations under an underwriting agreement, in usual and customary form for primary underwritten offerings, with the managing underwriter(s) of such offering. Each Investor participating in such underwriting shall also enter into and perform its obligations pursuant to such an agreement.

                     (o) The Company shall obtain opinions of counsel to the Company and updates thereof (which counsel and opinions (in form, scope and substance) shall be reasonably satisfactory to the managing underwriters, if any) in customary form addressed to the Investors and the underwriters, if any, covering such matters as are customarily covered in opinions requested in underwritten offerings and such other matters as may be reasonably requested by the Investors and such underwriters (it being agreed that the matters to be covered by such opinion or a written statement by such counsel delivered in connection with such opinions shall include, without limitation, an opinion, subject to reasonable and customary qualifications as of the date of the opinion and as of the effective date of the Registration Statement relating to the registration or most recent post-effective amendment thereto, as the case may be, regarding the absence from such Registration Statement and the prospectus included therein, as then amended or supplemented, including the documents incorporated by reference therein, of an untrue statement of a material fact or the omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading).

                     (p) The Company shall obtain "comfort letters" and updates thereof from the independent public accountants of the Company (and, if necessary, any other independent public accountants of any subsidiary of the Company or of any business acquired by the Company for which financial statements and financial data are, or are required to be, included in the Registration Statement), addressed to the Investors and the underwriters, in customary form and covering matters of the type customarily covered in comfort letters in connection with primary underwritten offerings.

                     (q) The Company shall deliver such other customary documents and certificates as may be reasonably requested by the Investors and the managing underwriters, if any, including those to evidence compliance with any customary conditions contained in the underwriting agreement or other agreement entered into by the Company.

                     (r) The Company shall use its reasonable best efforts to secure the listing of all of the Registrable Securities covered by such Registration Statement upon each national securities exchange and automated quotation system, if any, upon which shares of Common Stock shall be so listed (subject to notice of issuance) and shall maintain, so long as any other shares of Common Stock shall be so listed, such listing of such Registrable Securities.

           (s) The Company shall make available for inspection by any Investor, and any attorney (including Legal Counsel), any underwriter, accountant or other agent retained by any such Investor (collectively, the "Inspectors"), all pertinent financial and other records, pertinent corporate documents and properties of the Company (collectively, the "Records"), as shall be reasonably necessary to enable each Inspector to exercise its due diligence responsibility, and cause the Company's officers, directors and employees to supply all information which any Inspector may reasonably request for purposes of such due diligence; provided, however, that each Inspector shall hold in confidence and shall not make any disclosure (except to an Investor) of any Record or other information which the Company determines in good faith to be confidential, and of which determination the Inspectors are so notified, unless (i) the release of such Records is ordered pursuant to a subpoena or other order from a court or government body of competent jurisdiction or (ii) the information in such Records has been made generally available to the public other than by disclosure in violation of this or any other agreement. The Company shall not be required to disclose any confidential information in such Records to any Inspector until and unless such Inspector shall have entered into confidentiality agreements (in form and substance satisfactory to the Company) with the Company with respect thereto, substantially in the form of this Section 3(s). Each Investor agrees that it shall, upon learning that disclosure of such Records is sought in or by a court or governmental body of competent jurisdiction or through other means, give prompt notice to the Company and allow the Company, at the Company's own expense, to undertake appropriate action to prevent disclosure of, or to obtain a protective order for, the Records deemed confidential. The Company shall hold in confidence and shall not make any disclosure of information concerning an Investor provided to the Company pursuant to Section 4 hereof unless (i) disclosure of such information is necessary to comply with Federal or state securities laws, (ii) the disclosure of such information is necessary to avoid or correct a misstatement or omission in any Registration Statement, (iii) the release of such information is ordered pursuant to a subpoena or other order from a court or governmental body of competent jurisdiction or (iv) such information has been made generally available to the public other than by disclosure in violation of this or any other agreement. The Company agrees that it shall, upon learning that disclosure of such information concerning an Investor is sought in or by a court or governmental body of competent jurisdiction or through other means, give prompt notice to such Investor, at such Investor's own expense, to undertake appropriate action to prevent disclosure of, or to obtain a protective order for, such information.

             (t) During the period that the Company is required to maintain effectiveness of the Registration Statement pursuant to Section 3(a), the Company shall not bid for or purchase any Common Stock or any right to purchase Common Stock or attempt to induce any person to purchase any such security or right if such bid, purchase or attempt would in any way limit the right of an Investor to sell Registrable Securities by reason of the limitations set forth in Regulation M under the Exchange Act or otherwise.

4. OBLIGATIONS OF THE INVESTORS.
   ----------------------------
                     (a) At least ten (10) Business Days prior to the first anticipated filing date of a Registration Statement, the Company shall notify each Investor in writing of the information the Company reasonably requires from each such Investor if such Investor elects to have any of such Investor's Registrable Securities included in such Registration Statement. It shall be a condition precedent to the obligations of the Company to complete the registration pursuant to this Agreement with respect to the Registrable Securities of a particular Investor that such Investor shall furnish to the Company such information regarding itself, the Registrable Securities held by it and the intended method of disposition of the Registrable Securities held by it as shall be reasonably required to effect the registration of such Registrable Securities and shall execute such documents in connection with such registration as the Company may reasonably request.

                     (b) Each Investor, by such Investor's acceptance of the Registrable Securities, agrees to cooperate with the Company as reasonably requested by the Company in connection with the preparation and filing of any Registration Statement hereunder, unless such Investor no longer holds any Registrable Securities or has notified the Company in writing of such Investor's election to exclude all of such Investor's Registrable Securities from such Registration Statement.

                     (c) Each Investor agrees that, upon receipt of any notice from the Company of the happening of any event of the kind described in
Section 3(g), the first sentence of Section 3(f) or Section 3(m), such Investor will immediately discontinue disposition of Registrable Securities pursuant to any Registration Statement(s) covering such Registrable Securities until such Investor's receipt of the copies of the supplemented or amended prospectus contemplated by Section 3(g) or the first sentence of Section 3(f) or receipt of notice that no supplement or amendment is required or receipt of notice pursuant to Section 3(m) and, if so directed by the Company, such Investor shall deliver to the Company, or destroy all copies in such Investor's possession, any prospectus covering such Registrable Securities current at the time of receipt of such notice. Notwithstanding anything to the contrary, the Company shall cause its transfer agent to deliver unlegended shares of Common Stock to a transferee of an Investor in accordance with the terms of the Stock Purchase Agreement in connection with any sale of Registrable Securities with respect to which an Investor has entered into a contract for sale prior to the Investor's receipt of a notice from the Company of the happening of any event of the kind described in Section 3(g), the first sentence of Section 3(f) or Section 3(m) and for which the Investor has not yet settled.

5. EXPENSES OF REGISTRATION.
   ------------------------
           All reasonable expenses, other than underwriting discounts and commissions and transfer taxes if any, relating to the sale or disposition of an Investor's Registrable Securities pursuant to a Registration Statement, incurred in connection with registrations, filings or qualifications pursuant to Sections 2 and 3, including, without limitation, all registration, listing and qualifications fees, printers and accounting fees, fees and disbursements of Legal Counsel (up to an aggregate of $25,000) in connection with registration, filing or qualification pursuant to Sections 2 and 3 of this Agreement and fees and disbursements of counsel for the Company shall be paid by the Company.

6.         INDEMNIFICATION.
           ---------------
           In the event any Registrable Securities are included in a Registration Statement under this Agreement:

                     (a) Obligations of the Company to Indemnify. The Company
                         ---------------------------------------
agrees to indemnify, defend and hold harmless to the fullest extent permitted by law, each Investor participating in the registration, and each of its partners, members, managers, officers and directors and each Person who controls such holders within the meaning of the Securities Act (each an "Investor Indemnified Person") against all losses, claims, damages, liabilities and expenses (including without limitation, reasonable attorneys' fees, whether arising out of disputes between the parties or with third parties) ("Liabilities") caused by (i) any untrue or alleged untrue statement of material fact contained in any Registration Statement or any prospectus or preliminary prospectus or amendment thereof or supplement thereto, (ii) any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein not misleading or (iii) any violation or alleged violation by the Company of the Securities Act, the Exchange Act, any state securities law or any rule or regulation promulgated under the Securities Act, Exchange Act, or any state securities law, in each case in connection with such registration, except insofar as the same are caused by or contained in any information furnished in writing to the Company by such Investor expressly for use therein or by such Investor's failure to deliver a copy of the Registration Statement or prospectus or any amendments or supplements thereof or thereto after the Company has timely furnished such Investor with a sufficient number of copies of the same. The payments required by this Section 6(a) will be made periodically during the course of the investigation or defense, as and when bills are received or expenses incurred. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of an Investor Indemnified Person and shall survive the transfer of the Registrable Securities by an Investor pursuant to Section 8(b).

                     (b) Obligations of the Investors to Indemnify. Each
                         -----------------------------------------
Investor participating in the registration shall indemnify and hold harmless the Company, its directors and officers and each Person who controls the Company within the meaning of the Securities Act (each a "Company Indemnified Party") against any Liabilities resulting from any untrue or alleged untrue statement of material fact contained in such Registration Statement or any prospectus, preliminary prospectus, amendment or supplement thereof or thereto, or any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein not misleading, but only to the extent that such untrue statement or omission related to such Investor and is contained in any information or affidavit so furnished in writing by such Investor specifically for use in such Registration Statement or any prospectus, preliminary prospectus, amendment or supplement thereof or thereto; provided that the obligation to indemnify hereunder will be several, not joint and several, among the Investors holding such Registrable Securities, and the liability of each such Investor under this Section 6 shall be limited to the net amount received by such Investor from the sale of Registrable Securities pursuant to such Registration Statement; provided, further, that the indemnity agreement contained in this Section 6(b) shall not apply to amounts paid in settlement of any Liabilities if such settlement is effected without the prior written consent of such Investor, which consent shall not be unreasonably withheld.

                     (c) Procedure. Any Person entitled to indemnification
                         ---------
hereunder shall (i) give prompt written notice to the indemnifying party of any claim with respect to which it seeks indemnification, provided any such failure shall not relieve the indemnifying party of liability hereunder, except to the extent that the indemnifying party is prejudiced or injured by such failure, and (ii) unless in such indemnified party's reasonable judgment an actual or potential conflict of interest between such indemnified and indemnifying parties may exist with respect to such claim, permit such indemnifying party to assume the defense of such claim with counsel reasonably satisfactory to the indemnified party. If such defense is assumed, the indemnifying party will not be subject to any liability for any settlement made by the indemnified party without its consent (but such consent will not be unreasonably withheld). An indemnifying party who is not entitled to, or elects not to, assume the defense of a claim will not be obligated to pay the fees and expenses of more than one counsel for all parties indemnified by such indemnifying party with respect to such claim, unless in the reasonable judgment of any indemnified party an actual or potential conflict of interest may exist between such indemnified party and any other of such indemnified parties with respect to such claim. No indemnifying party shall, without the prior written consent of the indemnified party, effect any settlement of any pending or threatened proceeding in respect to which (x) any indemnified party is or could have been a party and (y) indemnity has or could have been sought hereunder by such indemnified party, unless such settlement includes an unconditional release of such indemnified party from all liability for claims that are the subject matter of such proceeding.

                     (d) Contribution. To the extent that any indemnification by
                         ------------
an indemnifying party provided for in this Section 6 is prohibited or limited by law, the indemnifying party, in lieu of indemnifying such indemnified party, shall contribute to the amount paid or payable by such indemnified party as a result of such Liabilities in such proportion as is appropriate to reflect the relative fault of the indemnifying party and the indemnified party in connection with the statements or omissions which resulted in such Liabilities, as well as any other relevant equitable considerations; provided that in no event shall an Investor be required to contribute in excess of the net amount received by such Investor from the sale of Registrable Securities in the transaction or transactions at issue. The relative fault of such indemnifying party and indemnified party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of material fact or omission or alleged omission to state a material fact, has been made by, or relates to information supplied by, such indemnifying party or indemnified party, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

           The parties hereto agree that it would not be just and equitable if contribution pursuant to this Section 6(d) were determined solely by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to in the immediately preceding paragraph. No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation.

                     (e) Survival. The indemnification and contribution provided
                         --------
for under this Agreement will remain in full force and effect regardless of any investigation made by or on behalf of the indemnified party or any officer, director or controlling Person of such indemnified party and will survive the transfer of Series B Preferred Stock or any Registrable Securities.

7. REPORTS UNDER THE EXCHANGE ACT.
   ------------------------------
           With a view to making available to the Investors all of the benefits of Rule 144, the Company agrees to:

                     (i) make and keep public information available, as those terms are understood and defined in Rule 144, (ii) file with the SEC in a timely manner all reports and other documents required of the Company under the Securities Act and the Exchange Act and (iii) furnish to each Investor so long as such Investor owns Registrable Securities, as promptly as reasonably practicable upon request, (A) a written statement by the Company that it has complied with the reporting requirements of Rule 144 and the Exchange Act, (B) a copy of the most recent annual or quarterly report of the Company and such other reports and documents so filed by the Company and (C) such other information as may be reasonably requested to permit the Investors to sell such securities pursuant to Rule 144 without registration.

8.         MISCELLANEOUS.
           -------------
                     (a) Other Registration Rights. The Company may hereafter
                         -------------------------
grant to any Person or Persons the right to request the Company to register any equity securities of the Company, or any securities convertible or exchangeable into or exercisable for such securities, without the prior written consent of the holders of the Registrable Securities; provided, however, that the registration rights of the securities held by such Person or Persons may not have priority over, or be on parity with, the registration rights of the Registrable Securities hereunder in any respect (including under Section 2(f)). The Company represents that no securityholder of the Company is entitled to registration rights which are prior to, or on parity with, any rights of the Investors hereunder (including rights under Section 2(f)).

                     (b) Assignment of Registration Rights. The registration
                         ---------------------------------
rights of the Purchaser under this Agreement with respect to any Registrable Securities may be assigned to any Person who acquires such Registrable Securities. Upon any such assignment (i) the Investor shall give the Company written notice at or prior to the time of such assignment stating the name and address of the assignee and identifying the shares with respect to which the rights under this Agreement are being assigned; (ii) such assignee shall agree in writing, in form and substance reasonably satisfactory to the Company, to be bound to the same extent and in the same capacity as the Investor by the provisions of this Agreement; and (iii) such assignee acknowledges, immediately following such assignment, the further disposition of such securities by such assignee may be restricted under the Securities Act. In connection with any such transfer the Company shall, at its sole cost and expense, as promptly as reasonably practicable after such assignment take such reasonable actions as shall be reasonably acceptable to the Investors and such permitted transferee to assure that the Registration Statement and related prospectus are available for use by such permitted transferee for sales of the Registrable Securities in respect of which the rights to registration have been so assigned.

                     (c) Successors and Assigns; Third Party Beneficiaries.
                         -------------------------------------------------
Except as otherwise expressly provided herein, all covenants and agreements contained in this Agreement by or on behalf of any of the parties hereto will bind and inure to the benefit of the respective permitted successors and assigns of the parties hereto, whether so expressed or not.

                     (d) Severability. Whenever possible, each provision of this
                         ------------
Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be prohibited by or invalid under applicable law, such provision will be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of this Agreement.

                     (e) Descriptive Headings. The descriptive headings of this
                         --------------------
Agreement are inserted for convenience of reference only and do not constitute a part of, and shall not be utilized in interpreting, this Agreement.

                     (f) Notices. Any notices, consents, waivers or other
                         -------
communications required or permitted to be given under the terms of this Agreement must be in writing and will be deemed to have been delivered: (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile (provided confirmation of transmission is mechanically or electronically generated and kept on file by the sending party); (iii) one (1) Business Day after deposit with a nationally recognized overnight delivery service or (iv) five (5) days after deposit in the U.S. mail, return receipt requested, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

           If to the Company:

           Benihana Inc.
           8685 Northwest 53rd Terrace
           Miami, Florida 33166
           Facscimile:
           Attention:  President

           With a copy to:

           Dornbush Mensch Mandelstam & Schaeffer, LLP
           747 Third Avenue - 11th Floor
           New York, NY   10017
           Telephone: 212-759-3300
           Facsimile: 212-753-7673
           Attention:  Landey Strongin, Esq.

           If to Purchaser:

           BFC Financial Corporation
           1750 East Sunrise Boulevard
           Fort Lauderdale, FL   33304
           Telephone: 954-
           Facsimile: 954-760-5210
           Attention:  Chief Executive Officer

           With a copy to:

           Stearns Weaver Miller Weissler Alhadeff & Sitterson, P.A. 150 West Flagler Street - Suite 2200
           Miami, FL   33130
           Telephone: 305-789-3200
           Facsimile: 305-789-3395
           Attention:  Alison W. Miller, Esq.

           If to an Investor, to such address and/or facsimile number and/or to the attention of such other person as the recipient party has specified by written notice given to each other party five (5) days prior to the effectiveness of such change. Written confirmation of receipt or deposit in the U.S. mail, (A) given by the recipient of such notice, consent, waiver or other communication, (B) mechanically or electronically generated by the sender's facsimile machine containing the time, date, recipient facsimile number and an image of the first page of such transmission, (C) provided by a courier or overnight courier service, which shall be rebuttable evidence of personal service, receipt by facsimile or receipt from a nationally recognized overnight delivery service or (D) by a signed return receipt in accordance with clause
(i), (ii), (iii), or (iv) above, respectively.

                     (g) Governing Law. The corporate laws of the State of
                         -------------
Delaware shall govern all issues concerning the relative rights of the Company and its stockholders. All other questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by the internal laws of the State of Florida, without giving effect to any choice of law or conflict of law provision or rule (whether of the State of Florida or any other jurisdictions) that would cause the application of the laws of any jurisdictions other than the State of Florida. Each party hereby irrevocably submits to the non-exclusive jurisdiction of the state and Federal courts sitting in the State of Florida, for the adjudication of any dispute hereunder or in connection herewith or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such suit, action or proceeding is brought in an inconvenient forum or that the venue of such suit, action or proceeding is improper. Each party hereby irrevocably waives personal service of process and consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address for such notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law. EACH PARTY HEREBY IRREVOCABLY WAIVES ANY RIGHT IT MAY HAVE, AND AGREES NOT TO REQUEST, A JURY TRIAL FOR THE ADJUDICATION OF ANY DISPUTE HEREUNDER OR IN CONNECTION HEREWITH OR ARISING OUT OF THIS AGREEMENT OR ANY TRANSACTION CONTEMPLATED HEREBY.

                     (h) Amendments and Waivers. The provisions of this
                         ----------------------
Agreement may be amended upon the written agreement of the Company and the Investors holding a majority of the Registrable Securities, determined as if all of the Preferred Shares then outstanding have been converted into or exercised for Registrable Securities without regard to any limitations on conversion of the Preferred Shares. Any waiver, permit, consent or approval of any kind or character on the part of any holders of any provision or condition of this Agreement must be made in writing and shall be effective only to the extent specifically set forth in writing.

                     (i) Final Agreement. This Agreement constitutes the
                         ---------------
complete and final agreement of the parties concerning the matters referred to herein and supersedes all prior agreements and understandings.

                     (j) Counterparts. This Agreement may be executed in
                         ------------
identical counterparts, each of which shall be deemed an original but all of which shall constitute one and the same agreement. This Agreement, once executed by a party, may be delivered to the other party hereto by facsimile transmission of a copy of this Agreement bearing the signature of the party so delivering this Agreement.

                     (k) Consents. All consents and other determinations to be
                         --------
made by the Investors pursuant to this Agreement shall be made, unless otherwise specified in this Agreement, by Investors holding a majority of the Registrable Securities, determined as if all of the Preferred Shares then outstanding have been converted into or exercised for Registrable Securities without regard to any limitations on conversion of the Preferred Shares.

                     (l) Construction. The language used in this Agreement will
                         ------------
be deemed to be the language chosen by the parties to express their mutual intent and no rules of strict construction will be applied against any party.

                     (m) Termination of Agreement. This Agreement and all
                         ------------------------
registration rights granted to an Investor shall terminate and be of no further force or effect with respect to that Investor if (i) after the first anniversary of this Agreement, such Investor (together with its affiliates, partners and former partners, member and former members) holds less than 1% of the Company's outstanding Common Stock (treating all shares of convertible Preferred Stock on an as converted basis), or (ii) all Registrable Securities held by and issuable to such Investor (and its affiliates, partners and former partners, members and former members) may be sold under Rule 144 in a single transaction.

                     (n) Time of the Essence. Time is of the essence in
                         -------------------
connection with the Company's performance of its obligations under this Agreement.

                     (o) Liability for Damages. The Company acknowledges that
                         ---------------------
any failure by the Company to perform its obligations under this Agreement, including, without limitation, the Company's obligations under Sections 2 and 3, or any delay in such performance could result in damages to the Purchaser and the Company agrees that, in addition to any other liability the Company may have by reason of any such failure or delay, the Company shall be liable for all damages caused by any such failure or delay (including, without limitation, diminution in value and/or lost profits attributable to the failure or delay, whether due to a decline in stock price, inability to sell shares at a profit or otherwise). Notwithstanding the foregoing, in no event shall the Company be liable under this Section 8(o) for indirect damages in the nature of foregone profits which are specifically attributable to a Purchaser's hypothetical inability, as a result of the failure or delay, to reinvest the proceeds of Registrable Securities in another profit-generating investment opportunity.

           IN WITNESS WHEREOF, the Purchaser and the Company have caused this Registration Rights Agreement to be duly executed as of the date first written above.

                                  COMPANY:

                                  BENIHANA INC.


                                  By:
                                     -------------------------------
                                     Name: Joel Schwartz
                                     Title: President

                                   PURCHASER:

                                   BFC FINANCIAL CORPORATION


                                   By:
                                      ------------------------------
                                      Name:
                                      Title:

                                                                  Exhibit 13.01


                                  Annual Report

SELECTED FINANCIAL DATA

                                                                                FISCAL YEARS ENDED
                                                       March 28,         March 30,         March 31,        April 1,      March 26,
                                                         2004              2003              2002             2001          2000
                                                         ----              ----              ----             ----          ----
                                                                                                       (53 wk yr)
                                                                   (In thousands, except per share information)
CONSOLIDATED STATEMENTS
OF EARNINGS DATA:

Total revenues                                          $202,963         $189,244          $171,507          $163,243      $137,477
Cost of food and beverage sales                           51,437           46,182            42,754            43,301        36,588
Restaurant operating expenses                            118,015          111,725            99,707            89,427        74,088
Restaurant opening costs                                   1,845              485             1,228             1,453           566
Marketing, general and administrative
    expenses                                              16,362           15,512            13,373            13,690        11,402
Impairment charge                                                                               438
Interest expense, net                                        457              528               990             1,233         1,297
Income before income taxes and
    minority interest                                     14,847           14,812            13,017            14,139        13,536
Income tax provision                                       4,965            4,862             4,088             5,008         4,722
Income before minority interest                            9,882            9,950             8,929             9,131         8,814
Minority interest                                            643              477               100                40            81
Net income                                                 9,239            9,473             8,829             9,091         8,733
Basic earnings
    per common share (1)                                    1.04             1.08              1.16              1.28          1.23
Diluted earnings
    per common share (1)                                    1.01             1.01              1.11              1.20          1.14

CONSOLIDATED BALANCE SHEET
DATA:

Total assets                                            $142,410         $128,481           $98,301           $85,929       $75,445
Long-term debt including
    current maturities                                    21,500           22,000             6,000            14,645        14,646
Stockholders' equity                                      97,230           85,631            73,713            52,685        43,545

OTHER FINANCIAL DATA:

Capital expenditures                                     $22,038          $27,418           $13,944           $14,611        $9,643

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Condition and Results of Operations

Overview
--------
Summary of results

Summary highlights of our fiscal 2004 year compared to the previous year:

o    the twelfth consecutive year of total sales increases,
o opened four new Benihana teppanyaki-style restaurants in Scottsdale, Arizona; Alpharetta, Georgia; Bethesda, Maryland and Westbury, New York,
o opened three new RA Sushi restaurants in Tucson, Arizona; San Diego, California and Chicago, Illinois,
o earnings per diluted share of $1.01 were the same as the prior fiscal year, and
o restaurant operating profit (restaurant sales less cost of food and beverage sales and restaurant operating expenses) increased 6.3% to approximately $31.9 million.

Our Business

We have operated teppanyaki-style Japanese restaurants in the United States for over 39 years, and we believe we are the largest operator of teppanyaki-style restaurants in the country. Our core concept, the traditional Benihana restaurant, offers teppanyaki-style Japanese cooking in which fresh steak, chicken and seafood is prepared by a Benihana chef on a steel grill which forms a part of the table on which the food is served. Our Haru concept offers an extensive menu of Japanese fusion dishes in a high energy, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cuisine. Our RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a high-energy environment featuring upbeat design elements and music. Our one Doraku restaurant offers sushi and other Japanese items.

At March 28, 2004 we:

o owned and operated 56 Benihana teppanyaki-style Japanese dinnerhouse restaurants,
o    franchised others to operate 22 additional Benihana restaurants,
o    owned and operated five Haru restaurants in New York City,
o    owned and operated seven RA Sushi restaurants, and
o    owned and operated one Doraku restaurant in Miami Beach, Florida.

Outlook
-------

We continued to grow in fiscal 2004, despite a challenging environment. We opened four teppanyaki restaurants and three RA Sushi restaurants. We believe that our revenues will increase next year due to the newly opened restaurants and from continuing increases in customer counts at restaurants open for longer than one year. Additionally, our revenues will increase from the planned openings of two new teppanyaki restaurants in Carlsbad, California and Coral Gables, Florida; two new Haru restaurants - one in Philadelphia, Pennsylvania and one in the Gramercy Park section of Manhattan; and one new RA Sushi restaurant in Las Vegas, Nevada. We also have a signed lease for another RA Sushi restaurant to open in fiscal 2006 in Huntington Beach, California.

We have undertaken a design initiative to develop a prototype teppanyaki restaurant to improve unit-level economics while shortening construction time and improving decor. This program should be completed in fiscal 2005 and implemented late in the fiscal year for new units that will be under construction by year's end. The initiative will also assist us in restaurant refurbishing.

We also continue to manage commodity costs and will institute a menu price increase in the second quarter of fiscal 2005 to offset increasing beef costs. We expect labor costs to remain constant in fiscal 2005.

Operating results
-----------------

Revenues

Revenues consist of the sales of food and beverages at our restaurants and royalties and licensing fees from franchised restaurants. Revenues are dependent upon the number of patrons that visit our restaurants and franchisees' restaurants and the average check amounts.

The following table shows revenues and percentage changes for the past three years:

(Dollar amounts are expressed in thousands)

                                                              Fiscal year ended
                                ----------------------------------------------------------------------------------
                                           2004                            2003                        2002

                                ----------------------------------------------------------------------------------
                                              Percentage                  Percentage                   Percentage
                                              change                      change                       change
                                              from 2003                   from 2002                    from 2001
  -----------------------------------------------------------------------------------------------------------------
  Restaurant sales                  $201,335          7.1%      $187,913         10.5%       $170,051          5.1%
  Franchise fees
      and royalties                    1,628         22.3%         1,331         (8.6%)         1,456          5.7%
  -----------------------------------------------------------------------------------------------------------------
  Total revenues                    $202,963          7.2%      $189,244         10.3%       $171,507          5.1%
  -----------------------------------------------------------------------------------------------------------------

The table below shows the amount of the changes in restaurant sales and the nature of the changes.

(Dollar amounts are expressed in thousands)

                                                                                    Fiscal year ended
                                                                     -----------------------------------------------
                                                                             2004           2003           2002

  ------------------------------------------------------------------------------------------------------------------
  Amount of increase from prior year                                         $13,422         $17,862          $8,186
  Increase in sales from restaurants opened
      or owned longer than one year                                              211           7,206           1,808
  Increase from new restaurants                                                7,062           8,897           9,580
  Increase from acquired restaurants                                           7,748           3,226
  Increase from sales at existing units while
      not comparable due to remodeling closures                                  497             330
  Effect of additional week in fiscal 2001                                                                    (3,202)
  Closed units                                                               (2,096)         (1,797)

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

We also have three sushi concepts. The Haru concept features an extensive menu of Japanese fusion dishes served in a high energy, urban setting. Haru's menu offers traditional sushi and sashimi creations as well as raw bar items and Japanese cuisine. The Haru concept generates exceptionally high volumes as a result of customer acceptance and the high population density of the concept's primary market, New York City. Approximately 40% of Haru's revenues are derived from delivery and takeout sales. The RA Sushi concept is a vibrant, hip restaurant featuring sushi and other Asian menu items in a high-energy environment featuring upbeat design elements and music. RA Sushi's beverage sales account for approximately 34% of restaurant sales. The RA Sushi units are less expensive to build than the Company's other two concepts and offer the Company a growth vehicle that can succeed in most markets. The Company's one Doraku restaurant offers sushi and other Japanese dishes. The Company currently does not plan to expand this concept.

2004 compared to 2003

Revenues increased 7.2% in fiscal 2004 when compared to fiscal 2003. Restaurant sales increased $13.4 million in fiscal 2004 when compared to fiscal 2003. The increase was mainly attributable to sales from the acquired RA Sushi restaurants of $7.7 million and from sales of new restaurants of $7.1 million. Guest counts increased 569,000 to 8.2 million. The average guest check amount was $23.61 in fiscal 2004 compared to $23.45 in fiscal 2003 at the teppanyaki restaurants, $27.15 in fiscal 2004 compared to $28.22 in fiscal 2003 at the Haru restaurants, $22.29 in fiscal 2004 compared to $20.56 in fiscal 2003 at the Doraku restaurant and $19.06 in fiscal 2004 compared to $19.15 in fiscal 2003 at the RA Sushi restaurants.

Comparable restaurant sales growth for restaurants opened longer than one year was $0.2 million in fiscal 2004. Comparable sales for the teppanyaki restaurants decreased by 1.2%, comparable sales for the Haru restaurants increased 8.4%, comparable sales for the RA Sushi restaurants increased 10.3% and for the one Doraku restaurant comparable sales increased 14.5% in fiscal 2004 when compared to fiscal 2003.

We closed the Bethesda, Maryland teppanyaki restaurant in October of 2003 and opened at a nearby location two weeks later. In fiscal 2003 we closed two restaurants. The Louisville restaurant closed the last week of fiscal 2003 after its lease expired. The Chicago Doraku restaurant closed in February of 2003 and was converted to a RA Sushi restaurant which opened in January 2004.

Franchise fees and royalties increased in fiscal 2004 when compared to fiscal 2003. The increase was mainly attributable to increased fees from the opening of the Edison, New Jersey and Santiago, Chile franchises.

2003 compared to 2002

Revenues increased 10.3% in fiscal 2003 when compared to fiscal 2002. Restaurant sales increased $17,862,000 in fiscal 2003 when compared to fiscal 2002. The increase is mainly attributable to increases in comparable restaurant sales of $7,206,000 and from increases in sales from new restaurants of $8,897,000. Comparable restaurant sales growth for restaurants opened longer than one year was 4.4% in fiscal 2003. Guest counts increased 9.4% to 7.6 million. The average per guest check amount was $23.45 at the teppanyaki restaurants, $28.22 at the Haru restaurants, $20.56 at the Doraku restaurants and $19.15 at the RA Sushi restaurants.

Restaurant sales were positively affected by the increase in guest counts in fiscal 2003 when compared to the 9/11 affected fiscal 2002. The increase in customer counts was tempered by a slowing economy, the Iraqi war as well as the inclement weather in the fourth quarter of fiscal 2003.

We closed two restaurants in fiscal 2003. The Louisville teppanyaki restaurant closed the last week of fiscal 2003 after its lease expired. The Chicago Doraku restaurant closed in February 2003 and was reopened as a RA Sushi restaurant in January 2004.

Operating costs and expenses


Operating costs and expenses are largely dependent on the number of customers that visit our restaurants and the costs commodities used in food preparation, the number of employees that are necessary to provide a high quality of service to our customers, rents we pay for our restaurant properties, utilities and other necessary costs.

The following table shows the amount of change in our restaurant operating costs, costs as a percentage of restaurant sales, and the percentages of change from the preceding years.

                                                                                Fiscal year ended
                                                                 ----------------------------------------------
                                                                         2004            2003            2002
                                                                 ----------------------------------------------
  Cost as a percentage of restaurant sales:
  Cost of food and beverage sales                                          25.6%           24.6%           25.1%
  Restaurant operating expenses                                            58.6%           59.5%           58.6%
  Restaurant opening costs                                                   .9%             .3%             .7%
  Marketing, general and administrative expenses                            8.1%            8.3%            7.9%

  Amount of change from prior year:
  Cost of food and beverage sales                                         $5,255          $3,428          $(547)
  Restaurant operating expenses                                            6,290          12,018          10,280
  Restaurant opening costs                                                 1,360           (743)           (225)
  Marketing, general and administrative expenses                             850           2,139           (317)
  Interest expense, net                                                     (71)           (462)           (243)

  Percentage increase or (decrease) from prior year:
  Cost of food and beverage sales                                          11.4%            8.0%          (1.3%)
  Restaurant operating expenses                                             5.6%           12.1%           11.5%
  Restaurant opening costs                                                280.4%         (60.5%)         (15.5%)
  Marketing, general and administrative expenses                            5.5%           16.0%          (2.3%)
  Interest expense, net                                                  (13.4%)         (46.7%)         (19.7%)

2004 compared to 2003

Cost of food and beverage sales increased in absolute amount and when expressed as a percentage of sales in fiscal 2004 when compared to fiscal 2003.

The increase in absolute amount is attributable to the increase in sales. The increase when expressed as a percentage of sales was attributable to increased beef costs in the current fiscal year. Beef costs comprise 40% of our total commodity costs. Average beef costs increased 9.0% in fiscal 2004 when compared to fiscal 2003. Lobster costs which comprise 15% of our total commodity costs increased an average of 15.5% in fiscal 2004 when compared to fiscal 2003. All other commodity cost fluctuations were not significant.

Restaurant operating expenses increased in absolute amount but decreased when expressed as a percentage of sales in fiscal 2004 when compared to fiscal 2003. The increase in absolute amount was mainly attributable to the seven new restaurants opened during fiscal 2004. The decrease when expressed as a percentage of sales was attributable to increased labor productivity in fiscal 2004 and from stable health insurance costs in the current fiscal year compared to increased sales. Occupancy costs and depreciation and amortization expenses increased in both absolute amount and when expressed as a percentage of sales primarily from the opening of the seven new restaurants. Utility costs increased due to higher energy costs in the current fiscal year.

Restaurant opening costs increased in absolute amount and when expressed as a percentage of sales in fiscal 2004 when compared to fiscal 2003 as a result of the growth in restaurant development activity in the current fiscal year compared to the prior fiscal year. The increase in restaurant opening costs such as rent and labor and related costs was a result of opening seven restaurants and having four other new restaurants under development in the current fiscal year compared to opening two in the prior fiscal year.

Marketing, general and administrative costs increased in absolute amount but decreased when expressed as a percentage of sales in fiscal 2004 when compared to fiscal 2003. The increase in absolute amount is due to increased labor and related costs for a full year from additional management personnel who were hired by the Company in connection with the acquisition of the RA Sushi concept. Also contributing to the increase was an increase in planned advertising costs in the current fiscal year compared to the prior fiscal year. The slight decrease when expressed as a percentage of sales was immaterial.

Interest expense, net, decreased in fiscal 2004 when compared to fiscal 2003. The decrease was a result of a decrease in the average interest rate in the current fiscal year compared to the comparable prior fiscal year.

Our effective tax rate was 35.0% for fiscal 2004 compared to 33.9% for fiscal 2003. The increase was primarily a result of increased minority interest expense which is not deductible for tax purposes.

2003 compared to 2002

Cost of food and beverage sales increased in absolute amount, but decreased when expressed as a percentage of sales in fiscal 2003 when compared to fiscal 2002. The increase in absolute amount is attributable to the increase in sales. The decrease when expressed as a percentage of sales is attributable to lower commodity prices, principally shrimp, in fiscal 2003.

Restaurant operating expenses increased in absolute amount and when expressed as a percentage of sales in fiscal 2003 when compared to fiscal 2002. The increase was attributable to increased labor and related costs, an increase in property and liability insurance expense and increased depreciation and amortization expenses. The increase in labor and related costs relates principally to the increase in health care benefits costs and declining productivity coupled with increasing overtime wages during the first two quarters of fiscal 2003 compared to the equivalent periods of fiscal 2002. Property and liability insurance expense increased from an increase in premiums. Lastly, depreciation and amortization increased due to new restaurant properties placed into service and other capital expenditures made to the existing restaurant portfolio in fiscal 2003 compared to fiscal 2002.

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

Marketing, general and administrative costs increased in absolute amount and when expressed as a percentage of sales in fiscal 2003 when compared to fiscal 2002. The increase was attributable to increased salaries and benefits from additional management personnel who were hired by the Company in connection with the acquisition of the RA Sushi concept. Additionally, advertising expenses increased in fiscal 2003 as a result of increased advertising expenditures.

Interest expense, net, decreased in 2003 fiscal year when compared to fiscal 2002. The decrease was a result of lower average borrowings outstanding coupled with lower interest rates in fiscal 2003 compared to fiscal 2002.

Our effective income tax rate increased in fiscal 2003 to 33.9% from 31.6% in fiscal 2002. The increase was due to an increase in net pre-tax income coupled with a relatively fixed amount of Federal tax credit for FICA taxes paid on reported tip income.

Our financial resources

We have borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan and a revolving line of credit facility, both of which were renegotiated on December 3, 2002. The renegotiated credit agreement increased the term loan facility to $16,000,000. The line of credit facility allows us to borrow up to $15,000,000 through December 31, 2007. At March 28, 2004, we had $6,500,000 available for borrowing under the revolving line of credit. The term loan had $13,000,000 outstanding at March 28, 2004 and is payable in quarterly installments of $750,000 through December 2004 and $833,333 thereafter until the term loan matures in December 2007. The interest rate at March 28, 2004 of both the line of credit and the term loan was approximately 2.10%. We have the option to pay interest at Wachovia's prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio that the sum of earnings before interest, taxes, depreciation and amortization has to our total indebtedness. The loan agreements limit our capital expenditures, require that we maintain certain financial ratios and profitability amounts and prohibit the payment of cash dividends on common stock.

For the quarter ended March 28, 2004, the Company was not in compliance with a Consolidated EBITDA covenant of the Company's credit agreement with Wachovia. The Company received a waiver from Wachovia to cure its noncompliance on May 25, 2004.There Can be no assurance that such non-compliance will not occur in future periods or that, if it does, the Company's lender will agree to waive any such future non-compliance

Since restaurant businesses generally do not need relatively large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses have deficiencies in working capital.

The following table summarizes the sources and uses of cash (in thousands).

                                                          Fiscal year ended
                                                      -------------------------
                                                        2004            2003
                                                      -------------------------
    Cash provided by operations                        $20,449         $18,279
    Cash (used in) investing activities                (22,042)        (38,782)
    Cash provided by financing activities                1,490          17,740
                                                      -------------------------
    Decrease in cash                                     ($103)        ($2,763)
                                                      -------------------------

The Company has entered into an agreement to sell $20,000,000 aggregate principal amount of Convertible Preferred Stock of which $10,000,000 will be available upon closing with the remaining $10,000,000 to be available beginning on the anniversary date to three years from the anniversary date. The Convertible Preferred Stock will be convertible into common shares of the Company at a conversion price of $19.00 per share, and will carry a cash dividend of 5.0%. The closing of the transaction, which is subject to the execution of definitive documentation and customary closing conditions, is expected to occur in the first quarter of fiscal 2005. We believe that the cash to be provided under the agreement will be sufficient to cover the Company's cash needs for planned unit growth and refurbishing existing units.

Contractual obligations and commitments (in thousands):

-------------------------------------------------------------------------------------------------------------------------
                                     Total         2005         2006         2007       2008         2009      Thereafter
-------------------------------------------------------------------------------------------------------------------------
  Long-term debt obligations        $21,500       $3,000       $3,333       $4,167     $11,000           -           -
  Capital lease obligations             299          273           26            -           -           -           -
  Operating lease obligations       116,849        8,674        9,008        8,728       8,675       8,756      73,008
  Other liabilities (1)                 652          652            -            -           -           -           -
--------------------------------------------------------------------------------------------------------------------------
  Total                            $139,300      $12,599      $12,367       12,895     $19,675      $8,756     $73,008
--------------------------------------------------------------------------------------------------------------------------

(1) Contingent payment from RA Sushi acquisition.

Operating activities
--------------------
Cash provided by operations increased as a percentage of net income during the year from fiscal 2003 primarily as a result of increases in noncash items such as depreciation and amortization and deferred taxes as well as changes in operating assets and liabilities.

Investing activities
--------------------
Expenditures for property and equipment were $22,038,000, a decrease of $5,380,000 from the prior fiscal year. Of the $22,038,000 capital expenditures for fiscal 2004, $7,200,000 represented new construction for teppanyaki units, $3,900,000 represented new construction for RA Sushi units, $400,000 represented new construction for Haru restaurants, $2,000,000 represented the purchase of the land and building of the Dallas teppanyaki restaurant and the balance of approximately $8,500,000 was spent on replacements and refurbishments.

We expect to expend approximately $15 million for the development of new restaurants during the 2005 fiscal year. We also intend to remodel several restaurants during our 2005 fiscal year. The total costs of these renovations are expected to be approximately $14 million.

Financing activities
--------------------
Our total indebtedness decreased by $873,000 from the end of fiscal 2003. We had net borrowings of $2,500,000 under the revolving line of credit. We repaid $3,000,000 of the term loan in fiscal 2004 and $373,000 of leases that are considered to be capital in nature. We also realized $2,198,000 from the exercise of stock options and warrants as compared to $1,929,000 in the previous fiscal year.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Seasonality of our business
---------------------------
Our business is not highly seasonal although we do have more diners coming to our restaurants for special holidays such as Mother's Day, Valentine's Day and New Year's. Mother's Day falls in our first fiscal quarter, New Year's in the third fiscal quarter and Valentine's Day in the fourth fiscal quarter of each year.

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

We record all property and equipment at cost less accumulated depreciation. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful life of the assets or the lease terms of the respective leases. The useful life of property and equipment and the determination as to what constitutes a capitalized cost versus a repair and maintenance expense involves judgments by management. These judgments may produce materially different amounts of depreciation expense and repairs and maintenance expense if different assumptions were used.

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

We estimate certain components of our provision for income taxes. These estimates include, but are not limited to, effective state and local income tax amounts, allowable tax credits for items such as FICA taxes paid on reported tip income and estimates related to depreciation expense allowable for tax purposes. Our estimates are made based on the best available information at the time that we prepare the provision. We usually file our income tax returns many months after our fiscal year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws or the Company's application of such laws to its business (see Note 11 to our consolidated financial statements). During fiscal 2004, the Internal Revenue Service completed an examination of the Company's fiscal 2000, 2001 and 2002 Federal Income Tax returns. The examination did not result in any material adverse tax or financial consequences.

New accounting pronouncements that may affect our financial reporting
---------------------------------------------------------------------
In December 2003, the Financial Accounting Standards Board ("FASB") revised and re-issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51", which was originally issued in January 2003. FIN No. 46 provides guidance on identifying variable interest entities ("VIE") and assessing whether or not a VIE should be consolidated. Variable interests are contractual, ownership or other monetary interests in an entity that change with changes in the fair value of the entity's net assets exclusive of variable interests. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. FIN No. 46 requires the consolidation of entities which are determined to be VIE's when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both. The company that is required to consolidate the VIE is called the primary beneficiary. As revised, the provisions of FIN No. 46 are to be applied to entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any relationships with or interests in entities considered to be special-purpose entities. The adoption of FIN No. 46 did not have an impact on our consolidated financial statements.


In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded into other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires than an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

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

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

 (In thousands, except per share information)

                                                                               March 28,           March 30,         March 31,
 Fiscal year ended                                                               2004                2003              2002
-----------------------------------------------------------------------------------------------------------------------------------


Revenues

Restaurant sales                                                                $201,335          $187,913          $170,051
Franchise fees and royalties                                                       1,628             1,331             1,456
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                   202,963           189,244           171,507
-----------------------------------------------------------------------------------------------------------------------------------

Costs and Expenses

Cost of food and beverage sales                                                   51,437            46,182             42,754
Restaurant operating expenses                                                    118,015           111,725             99,707
Restaurant opening costs                                                           1,845               485              1,228
Marketing, general and administrative expenses                                    16,362            15,512             13,373
Impairment charge                                                                                                         438
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                         187,659           173,904            157,500
-----------------------------------------------------------------------------------------------------------------------------------

Income from operations                                                            15,304            15,340             14,007
Interest expense, net                                                                457               528                990

-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                                   14,847            14,812             13,017
Income tax provision                                                                4,965             4,862              4,088
-----------------------------------------------------------------------------------------------------------------------------------

Income before minority interest                                                     9,882             9,950              8,929
Minority interest                                                                     643               477                100
-----------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                         $9,239            $9,473             $8,829
-----------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share

Basic earnings per common share (1)                                                 $1.04             $1.08              $1.16
Diluted earnings per common share (1)                                               $1.01             $1.01              $1.11
-----------------------------------------------------------------------------------------------------------------------------------

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

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and per share information)
                                                                              March 28,                  March 30,
                                                                                2004                       2003
----------------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets:
     Cash and cash equivalents                                                  $2,196                     $2.299
     Receivables                                                                   882                        626
     Inventories                                                                 6,147                      5,328
     Prepaid expenses                                                            2,426                      2,236
----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                            11,651                     10,489

Property and equipment, net                                                     98,219                     84,482
Deferred income taxes, net                                                                                  1,172
Goodwill, net                                                                   27,783                     27,131
Other assets                                                                     4,757                      5,207
----------------------------------------------------------------------------------------------------------------------------------
                                                                              $142,410                   $128,481
----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued expenses                                     $20,730                    $19,407
     Current maturity of bank debt                                               3,000                      3,000
     Current maturities of obligations
          under capital leases                                                     273                        373
----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       24,003                     22,780

Long-term debt - bank                                                           18,500                     19,000
Obligations under capital leases                                                    26                        299

Minority Interest                                                                1,414                        771
Deferred income taxes, net                                                       1,237
Commitments and Contingencies (Notes 9 and 12)
Stockholders' Equity:
     Common stock - $.10 par value; convertible into Class
         A Common stock; authorized - 12,000,000 shares;
         issued and outstanding - 3,134,979 and 3,184,479
         shares in 2004 and 2003, respectively                                     313                        318
     Class A Common stock - $.10 par value; authorized -
         20,000,000 shares; issued and outstanding -
         5,967,527 and 5,595,084 shares in 2004 and 2003,
         respectively                                                              597                        560
     Additional paid-in capital                                                 50,772                     48,444
     Retained earnings                                                          45,691                     36,452
     Treasury stock - 10,828 shares of Common stock
         at cost                                                                  (143)                      (143)
----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                      97,230                      85,631
----------------------------------------------------------------------------------------------------------------------------------
                                                                              $142,410                    $128,481
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share information)

                                                                           Class A  Additional                           Total
                                                      Preferred   Common   Common    Paid-in    Retained   Treasury   Stockholders'
                                                        Stock     Stock     Stock    Capital    Earnings     Stock       Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, April 1, 2001                                     $1      $358      $259     $14,847     $37,336     (116)      $52,685
     Net income                                                                                     8,829                  8,829
     Tax benefit from stock options                                                       352                                352
     Dividend on preferred stock                                                                       (5)                   (5)
     Conversion of 700 shares of preferred stock
           into 105,267 shares of Class A common stock     (1)                 11         (10)
     Conversion of 316,937 shares of common
         stock into Class A common stock                            (31)       31
      Issuance of 1,000,000 shares of Class A common
          stock, net of offering costs                                        100      10,517                             10,617
     Issuance of 14,000 shares of common stock
         under exercise of options                                    1                    39                                 40
     Issuance of 139,406 shares of Class A
         common stock under exercise of options                                14       1,181                              1,195

-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002                                             328        415     26,926      46,160     (116)       73,713
     Net income                                                                                     9,473                  9,473
     Tax benefit from stock options                                                       517                                517
     Issuance of 1,141,050 shares of Class A
          common stock for stock dividend                                     115      19,089     (19,181)     (23)
     Conversion of 100,700 shares of common
         stock into Class A common stock                            (10)       10
     Purchase of treasury stock                                                                                 (4)          (4)
     Issuance of 9,000 shares of common stock
         under exercise of options                                                         43                                 43
     Issuance of 178,865 shares of Class A
         common stock under exercise of options                                18       1,708                              1,726
     Issuance of 150 shares of Class A common
         stock for incentive compensation                                                   3                                  3
     Issuance of 23,000 shares of Class A common
         stock under exercise of warrant                                        2         158                                160

-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 30, 2003                                              318      560      48,444      36,452     (143)       85,631
     Net income                                                                                     9,239                  9,239
     Tax benefit from stock options                                                       162                                162
     Conversion of 79,500 shares of common
         stock into Class A common stock                              (8)       8
     Issuance of 30,000 shares of common stock
         under exercise of options                                     3                  214                                217
     Issuance of 207,000 shares of Class A
         common stock under exercise of warrants                               21       1,420                              1,441
     Issuance of 85,943 shares of Class A
         common stock under exercise of options                                 8         532                                540

-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 28, 2004                                             $313     $597     $50,772     $45,691     $(143)     $97,230
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share information)                                      March 28,          March 30,      March 31,
Fiscal year ended                                                               2004               2003           2002
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                                 $9,239             $9,473        $8,829
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                            8,657              7,375         5,898
        Minority interest                                                          643                477           100
        Deferred income taxes                                                    2,409                791         1,010
        Issuance of Common stock for incentive compensation                                             3
        Loss on disposal of assets                                                 154                120           207
        Write-down of impaired assets                                                                               438
        Change in operating assets and liabilities that provided
        (used) cash:
          Receivables                                                             (256)               364         (256)
          Inventories                                                             (819)            (1,085)           52
          Prepaid expenses                                                        (190)               351       (1,408)
          Other assets                                                             (59)              (431)        (228)
          Accounts payable and accrued expenses                                    671                841           589
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       20,449             18,279        15,231
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
     Business acquisition, net of cash acquired                                                   (11,353)
     Expenditures for property and equipment                                   (22,038)           (27,418)     (13,944)
     Other                                                                          (4)               (11)         (15)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (22,042)           (38,782)     (13,959)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
     Dividends paid on preferred stock                                                                              (5)
     Proceeds from issuance of long-term debt                                   17,400             34,800        15,000
     Repayment of long-term debt and obligations under capital leases          (18,270)           (19,502)     (24,344)
     Proceeds from issuance of Class A Common stock                                                              10,617
     Proceeds from issuance of Common stock and Class A
         Common stock under exercise of options and warrants                     2,198              1,929         1,235
     Tax benefit from stock option and warrant exercise                            162                517           352
     Purchase of treasury stock                                                                        (4)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        1,490             17,740         2,855
-----------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                              (103)            (2,763)        4,127
Cash and cash equivalents, beginning of year                                     2,299              5,062           935
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                          $2,196             $2,299        $5,062
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
Cash paid during the fiscal year for:
     Interest                                                                     $484               $423        $1,030
     Income taxes                                                               $2,305             $3,055        $3,831
Business acquisitions, net of cash acquired:
     Fair value of assets acquired, other than cash                                                $2,346
     Liabilities assumed                                                                           (1,646)
     Purchase price in excess of the net assets acquired                                           10,653
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $11,353
-----------------------------------------------------------------------------------------------------------------------------------

During fiscal 2004, $652,000 of goodwill was recorded related to contingent payments accrued for the RA Sushi acquisition.
During fiscal 2004, 79,500 shares
    of common stock were converted into 79,500 shares of Class A common stock. During fiscal 2003, 100,700 shares of common stock were converted into 100,700 shares of Class A common stock.
During fiscal 2003, a stock dividend of
    1,141,050 shares of Class A common stock was paid.
During fiscal 2002, 316,937 shares of common stock were converted into 316,937 shares of Class A common stock.
During fiscal 2002, 700 shares of preferred stock were converted into 105,267 shares of Class A common stock.

See notes to consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 28, 2004, MARCH 30, 2003 AND MARCH 31, 2002
-------------------------------------------------------------
1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Operations - Benihana Inc., including its majority owned subsidiaries (the "Company"), owned and operated 56 teppanyaki style and 13 sushi restaurants and franchised 22 others as of March 28, 2004. The Company has the rights to open, license and develop Benihana restaurants in the United States, Central and South America and the Caribbean islands.

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

           The Company has a 52/53-week fiscal year. All fiscal years presented consisted of 52 weeks. The Company's first fiscal quarter consists of 16 weeks and the remaining three quarters are 12 weeks each, except in the event of a fifty-three week year with the final quarter composed of 13 weeks. Because of the differences in length of these accounting periods, results of operations between the first quarter and the later quarters of a fiscal year are not comparable.

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

           Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with fiscal 2004 classifications.

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

           The Company capitalizes all direct costs incurred to construct restaurants. Upon opening, these costs are depreciated and charged to expense based upon their useful life classification. The amount of interest capitalized in connection with restaurant construction was approximately $92,000 in fiscal 2004, $0 in fiscal year 2003 and $12,000 in fiscal year 2002.

           Accounting for Long-Lived Assets - The Company periodically evaluates its net investment in restaurant properties for impairment for events or changes in circumstances that indicate the carrying amounts of an asset may not be recoverable. During fiscal 2002, the Company recorded an impairment charge of $438,000 for the write-down to fair value of property and equipment at a Doraku restaurant. No impairments occurred in fiscal years 2004 and 2003.

           Accounting for Goodwill - The Company periodically reviews goodwill for impairment and writes-down the carrying amount of goodwill to results of operations when the recorded value of goodwill is determined to be more than its fair value. The Company reviewed goodwill for possible impairment during fiscal 2004, 2003 and 2002 and determined that there was no impairment.

           Accounting for the Costs of Computer Software Developed or Obtained for Internal Use - The Company capitalizes and records in other assets the cost of computer software obtained for internal use and amortizes such costs over a three-year period.

           Income Taxes - The Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the consolidated financial statements as measured by the provisions of enacted law.

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

                                                      March 28,             March 30,           March 31,
                                                        2004                  2003                2002
                                                    ----------------      ----------------      --------------

         Net Income
               As reported                              $9,239                $9,473              $8,829
         Total stock based employee
               compensation expense
               determined under fair value
               based method for all awards                 564                   754                 606
                                                    ----------------      ----------------      --------------
               Pro forma                                $8,675                $8,719              $8,223
                                                    ================      ================      ==============
         Basic earnings per share
               As reported                               $1.04                 $1.08               $1.16
                                                    ================      ================      ==============
               Pro forma                                 $ .98                 $1.00               $1.08
                                                    ================      ================      ==============
         Diluted earnings per share
               As reported                               $1.01                 $1.01               $1.11
                                                    ================      ================      ==============
               Pro forma                                  $.95                $  .93               $1.03
                                                    ================      ================      ==============

           The following weighted average assumptions were used in the Black-Scholes option-pricing model used in developing the above pro forma information: a risk-free interest rate of 1.9% for fiscal year 2004, 1.8% for fiscal year 2003 and 3.8% for fiscal year 2002, respectively, an expected life of three years, no expected dividend yield and a volatility factor of 50% for fiscal years 2004, 2003 and 2002.

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

           Earnings Per Share - Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per common share computation includes dilutive common share equivalents issued under the Company's various stock option plans and the dilutive convertible preferred stock outstanding only in fiscal 2002.

           The computation of basic earnings per common share and diluted earnings per common share for each fiscal year is shown below (in thousands):

                                                                March 28,             March 30,           March 31,
                                                                  2004                  2003                2002
                                                              ----------------      ----------------      --------------

         Net income                                              $9,239                $9,473              $8,829
         Less preferred dividends                                                                             (5)
                                                             ----------------      ----------------      --------------
         Income for computation of basic
              earnings per common share                           9,239                 9,473               8,824
         Convertible preferred dividends (See Note 13)                                                          5
                                                             ----------------      ----------------      --------------
         Income for computation of diluted
              earnings per common share                          $9,239                $9,473              $8,829
                                                             ================      ================      ==============

         Weighted average number of common
              shares in basic earnings per share                  8,887                 8,739               7,596
         Effect of dilutive securities:
              stock options and warrants                            268                   670                 336
              convertible preferred shares                                                                     14
                                                              ----------------      ----------------      --------------
         Weighted average number of common
              shares and dilutive potential common
              shares used in diluted earnings per share           9,155                 9,409               7,946
                                                              ================      ================      ==============

           During fiscal years 2004, 2003 and 2002, stock options and warrants to purchase 1,502,000, 1,020,000 and 1,424,000 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share since the effect would be considered antidilutive.

           New accounting pronouncements that may affect our financial reporting
           - In December 2003, the Financial Accounting Standards Board ("FASB") revised and re-issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51", which was originally issued in January 2003. FIN No. 46 provides guidance on identifying variable interest entities ("VIE") and assessing whether or not a VIE should be consolidated. Variable interests are contractual, ownership or other monetary interests in an entity that change with changes in the fair value of the entity's net assets exclusive of variable interests. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. FIN No. 46 requires the consolidation of entities which are determined to be VIE's when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both. The company that is required to consolidate the VIE is called the primary beneficiary. As revised, the provisions of FIN No. 46 are to be applied to entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any relationships with or interests in entities considered to be special-purpose entities. The adoption of FIN No. 46 did not have an impact on our consolidated financial statements.


           In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded into other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on our consolidated financial statements.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires than an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

2.         ACQUISITION

           The Company's financial statements and the discussion below reflect the acquisition by the Company of RA Sushi, a privately owned Arizona chain which operated four restaurants, on December 3, 2002.

           The Company acquired the RA Sushi chain because it believed that the concept is a new and attractive one that would complement its other Asian-themed restaurants and provide further penetration in the market where diners seek attractively priced sushi and other entrees. The purchase price, which was determined based upon arm's length negotiations based principally upon a multiple of RA Sushi's earnings before interest, taxes, depreciation and amortization, paid in cash at closing was approximately $11.4 million, along with the assumption of approximately $1.2 million of debt and other costs of approximately $0.5 million. The purchase agreement also included a contingent purchase price provision, which requires the Company to pay the seller contingent payments based on certain operating results of the acquired business for fiscal years ending 2004, 2005 and 2006. The acquisition has been accounted for using the purchase method of accounting and the operating results of RA Sushi have been included in the Company's consolidated statements of earnings since the date of acquisition. The Company determined that the fair value of the RA Sushi business and its cash flows were in excess of the fair value of the net assets acquired; accordingly, goodwill resulted from the acquisition. The excess of the purchase price over the acquired tangible and intangible net assets of approximately $10.7 million was allocated to goodwill. The Company anticipates that all goodwill recorded in connection with the RA Sushi acquisition will be deductible for tax purposes.

           In fiscal 2004, the Company recorded $652,000 as additional goodwill for the contingent payment due for fiscal 2004. The contingent payments that will be incurred for results of the fiscal years ending 2005 and 2006 are not estimatable.

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

       4.  INVENTORIES

                Inventories consist of (in thousands):

                                                                                        March 28,                   March 30,
                                                                                          2004                        2003
                                                                                  ------------------            ---------------

                Food and beverage                                                            $2,090                     $1,612
                Supplies                                                                      4,057                      3,716
                                                                                  ------------------            ---------------

                                                                                             $6,147                     $5,328
                                                                                  ==================            ===============

        5. PROPERTY AND EQUIPMENT

                Property and equipment consist of (in thousands):

                                                                                      March 28,                    March 30,
                                                                                         2004                         2003
                                                                                  -------------------           ----------------

                Land                                                                         $12,324                   $ 11,159
                Buildings                                                                     27,142                     21,717
                Leasehold improvements                                                        79,417                     66,102
                Restaurant furniture, fixtures, and equipment                                 27,526                     25,161
                Restaurant facilities and equipment under
                     capital leases                                                            7,040                      7,040
                                                                                  -------------------           ----------------
                                                                                             153,449                    131,179
                Less accumulated depreciation and amortization (including
                     accumulated amortization of restaurant facilities and
                     equipment under capital leases of $6,933 and $6,792 in 2004
                     and 2003, respectively)                                                  59,653                     53,027
                                                                                  -------------------           ----------------
                                                                                              93,796                     78,152
                Construction in progress                                                       4,423                      6,330
                                                                                  -------------------           ----------------

                                                                                             $98,219                   $ 84,482
                                                                                  ===================           ================



6.         OTHER ASSETS

                Other assets consist of (in thousands):
                                                                                        March 28,                   March 30,
                                                                                          2004                        2003
                                                                                  ------------------            ---------------

                Lease acquisition costs, net                                                 $1,897                     $2,137
                Security deposits                                                               815                      1,031
                Premium on liquor licenses                                                    1,025                        981
                Computer software costs, net                                                    359                        243
                Deferred financing charges, net                                                 219                        365
                Cash surrender value of
                     life insurance policy                                                      395                        391
                Long-term receivables                                                            47                         59
                                                                                  ------------------            ---------------

                                                                                             $4,757                     $5,207
                                                                                  ==================            ===============

7.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                Accounts payable and accrued expenses consist of (in thousands):

                                                                    March 28,                 March 30,
                                                                      2004                      2003
                                                              -------------------          -----------------

                Accounts payable                                        $  5,298                   $  6,129
                Accrued payroll, incentive
                     compensation and related taxes                        3,864                      3,867
                Accrued health insurance costs                               808                        840
                Sales taxes payable                                        1,138                      1,178
                Unredeemed gift certificates                               1,383                      1,161
                Accrued percentage rent                                    1,015                      1,078
                Accrued property taxes                                       581                        623
                Straight-line rent accrual                                 1,967                      1,531
                Other accrued operating expenses                           4,676                      3,000
                                                              -------------------          -----------------

                                                                         $20,730                    $19,407
                                                              ===================          =================

8.         RESTAURANT OPERATING EXPENSES

                Restaurant operating expenses consist of (in thousands):

                                                                      March 28,         March 30,     March 31
                  Fiscal year ended                                     2004               2003         2002
           ---------------------------------------------------------------------------------------------------------
                  Labor and related costs                               $71,812           $70,262           $62,677
                  Restaurant supplies                                     3,945             3,630             3,368
                  Credit card discounts                                   3,465             3,240             2,884
                  Utilities                                               4,854             4,262             3,890
                  Occupancy costs                                        11,742            10,342             9,822
                  Depreciation and amortization                           8,313             7,077             5,582
                  Other restaurant operating expenses                    13,884            12,912            11,484
                                                              ------------------------------------------------------

                  Total restaurant operating expenses                  $118,015          $111,725           $99,707
                                                              ======================================================

9.         LEASE OBLIGATIONS

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

                The amounts of operating and capital lease obligations are as follows (in thousands):

                                                                           Operating            Capital
                                                                             Leases             Leases
                                                                         ---------------    ---------------
                Fiscal year ending:
                2005                                                             $8,674               $289
                2006                                                              9,008                 26
                2007                                                              8,728
                2008                                                              8,675
                2009                                                              8,756
                Thereafter                                                       73,008
                                                                         ---------------    ---------------
                Total minimum lease payments                                   $116,849               $315
                                                                         ===============
                Less amount representing interest                                                       16
                                                                                            ---------------
                Total obligations under capital leases                                                 299
                Less current maturities                                                                273
                                                                                            ---------------
                Long-term obligations under capitalized
                    leases at March 28, 2004                                                         $  26
                                                                                            ===============

                Rental expense consists of (in thousands):

                                                                               March 28,          March 30,        March 31,
                                                                                 2004               2003            2002
                                                                         ----------------------------------------------------

                Minimum rental commitments                                       $9,711           $  8,191          $  7,804
                Rental based on percentage of sales                               2,324              2,404             2,273
                                                                         ----------------------------------------------------
                                                                                $12,035            $10,595           $10,077
                                                                         ====================================================

10.        LONG-TERM DEBT

                Long-term debt consists of (in thousands):
                                                                                     March 28,                 March 30,
                                                                                        2004                      2003
                                                                               ------------------       -------------------
                Term loan - bank                                                         $13,000                   $16,000
                Revolving line of credit - bank                                            8,500                     6,000
                                                                               ------------------       -------------------
                                                                                          21,500                    22,000
                Less current portion                                                       3,000                     3,000
                                                                               ------------------
                                                                                                        -------------------
                                                                                         $18,500                   $19,000
                                                                               ==================       ===================

                The Company has borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan and a revolving line of credit facility. The line of credit facility allows the Company to borrow up to $15,000,000 through December 31, 2007. At March 28, 2004, the Company had $6,500,000 available for borrowing under the revolving line of credit. The term loan had $13,000,000 outstanding at March 28, 2004 and is payable in quarterly installments of $750,000 through December 2004 and $833,333 thereafter until the term loan matures in December 2007. The interest rate at March 28, 2004 of both the line of credit and the term loan was approximately 2.10%. The Company has the option to pay interest at Wachovia's prime rate plus 1% or libor plus 1%. The interest rate may vary depending upon the ratio that the sum of earnings before interest, taxes, depreciation and amortization has to the Company's total indebtedness. The loan agreements limit the Company's capital expenditures to certain amounts, require that the Company maintain certain financial ratios and profitability amounts and prohibit the payment of cash dividends on common stock.

                For the quarter ended March 28, 2004, the Company was not in compliance with a Consolidated EBITDA covenant of the Company's credit agreement with Wachovia. The Company received a waiver from Wachovia to cure its noncompliance on May 25, 2004.There can be no assurance that such non-compliance will not occur in future periods or that, if it does, the Company's lender will agree to waive any such future non-compliance.

           Principal maturities of long-term debt obligations at March 28, 2004 are as follows:

                Fiscal year ending
                2005                           $3,000
                2006                            3,333
                2007                            4,167
                2008                           11,000
                                           ---------------
                Total                         $21,500
                                           ===============

11.      INCOME TAXES

           Deferred tax assets and liabilities reflect the tax effect of temporary differences between amounts of assets and liabilities for financial reporting purposes and the amounts of such assets and liabilities as measured by income tax law. A valuation allowance is recognized to reduce deferred tax assets to the amounts that are more likely than not to be realized.

           The net deferred tax asset (liability) consists of (in thousands):

                                                                    March 28, 2004                        March 30, 2003
                                                           Assets      Liabilities      Total      Assets    Liabilities     Total
           ------------------------------------------------------------------------------------------------------------------------
           Amortization of gain                              $847                        847         887                      887
           Tax loss carryforwards                             301                        301         733                      733

           Capital leases                                     123           46           77          309         129          180

           Income tax credits                               1,383                     1,383          790                      790
           Gift certificates                                  554                       554          464                      464
           Deferred compensation                              296                       296          241                      241
           Accelerated depreciation
                for tax purposes                                         3,307       (3,307)                    1,151      (1,151)
           Smallware inventory                                             764         (764)                      705        (705)
           Non-compete and
                severance agreement                                        399         (399)                      361        (361)
           Goodwill                                                        379         (379)                       94         (94)
           Other                                              166           12          154          195            7         188

                                                       ----------------------------------------------------------------------------
           Total asset (liability)                         $3,670       $4,907      ($1,237)      $3,619       $2,447      $1,172
                                                       ============================================================================

           As of March 28, 2004, the Company had available net operating loss carryforwards as a result of a 1997 acquisition amounting to $752,000 for ordinary income tax purposes and is available to reduce future taxable income. The net operating loss carryforwards are subject to the change of control provisions of the Internal Revenue Code which limit the usage of the net operating loss carryforwards to approximately $1,100,000 per year.

           The income tax provision consists of (in thousands):
                                      March 28,       March 30,       March 31,
           Fiscal year ended            2004            2003            2002
           --------------------------------------------------------------------
           Current:
               Federal                  $1,876         $2,826           $2,069
               State                       680          1,245            1,009
           Deferred:
               Federal and State         2,409            791            1,010
                                     ------------------------------------------

           Income tax provision         $4,965         $4,862           $4,088
                                     ==========================================

           The income tax provision differed from the amount computed at the statutory rate as follows (in thousands):

                                                                         March 28,       March 30,        March 31,
           Fiscal year ended                                               2004            2003             2002
           ---------------------------------------------------------------------------------------------------------------
           Federal income tax provision at statutory rate of 34%          $5,057         $4,917            $4,421
           State income taxes, net of federal benefit                        899            822               663
           Tax credits, net                                               (1,026)        (1,000)             (893)
           Other                                                              35            123              (103)
                                                                      ----------------------------------------------------

           Income tax provision                                           $4,965         $4,862            $4,088
                                                                      ====================================================

           Effective income tax rate                                       35.0%          33.9%             31.6%
                                                                      ====================================================

12.      COMMITMENTS AND CONTINGENCIES

           Acquisitions - In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period of July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the "Minority Stockholders") shall have a one-time option to sell their shares to the Company. Provided that the Minority Stockholders do not exercise their right to sell their shares, then the Company has a one-time option to purchase the shares of the Minority Stockholders between the period of October 1, 2005 and December 31, 2005. The price for both the put and call options will be determined based on a defined cash flow measure for the acquired business.

           In December 2002, the Company completed the acquisition of RA Sushi restaurants. The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, the Company is required to pay the seller contingent payments based on certain operating results of the acquired business for fiscal years ending 2004, 2005 and 2006. The contingent payments are based upon the achievement of stipulated levels of operating earnings and revenues by the acquired restaurants over a three-year period commencing with the end of fiscal 2004 and are not contingent on the continued employment of the sellers of the restaurants. The minimum contingent payment levels were met in fiscal 2004 and a liability has been recorded for $652,000, which amount is accounted for as an addition to the purchase price. Contingent payments that will be incurred for results for the fiscal years ending 2005 and 2006 are not estimatable.

           Litigation - The Company is not a party to any material litigation matters other than routine claims which are incidental to its business.

13.      STOCKHOLDERS' EQUITY

           Preferred Stock - The Company had a series A preferred stock which was outstanding in fiscal 2002. The preferred stock had a liquidation preference of $1,000 per share, carried a cumulative dividend of 6% and entitled the holder a right to convert into shares of the Company's Class A Common Stock. In fiscal 2002, the holder converted all of the preferred stock to 105,267 shares of Class A Common Stock.

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

           Stock Options - The Company has various stock option plans: a 1996 Class A Stock Option Plan (1996 Plan), a 1997 Class A Stock Option Plan (1997 Plan), a 2000 Class A Stock Option Plan (2000 Plan), a Directors' Stock Option Plan (Directors' Plan), Directors' Class A Stock Option Plan (Directors' Class A Plan) and a 2003 Directors' Stock Option Plan (2003 Directors' Plan), under all of which a maximum of 3,085,000 shares of the Company's Common Stock and Class A Common Stock were authorized for grant and for all of which options for 1,101,493 shares remain available for grant.

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

           There are 17,500 shares of Common stock available for grant under the Directors Plan. There are no shares available for grant under the Directors Class A Plan. Under the 2003 Directors' Plan, options to purchase 10,000 shares of Class A Common Stock are automatically granted to each of the Company's non-employee directors on the date of the Company's annual meeting. Options granted under the 2003 Directors' Plan are exercisable ratably as to one-third of the shares on the date which is six months after the date of grant, one-third of the shares on the first anniversary of the grant of such option and as to the balance of such shares on the second anniversary of grant of such option.

           The following table summarizes information about fixed-price stock options outstanding at March 28, 2004:

                                                         Options Outstanding                              Options Exercisable
                                             -------------------------------------------          -------------------------------
                                                           Weighted-
                                                            Average            Weighted                                Weighted
           Ranges of                                       Remaining           Average                                 Average
           Exercise                                        Contractual         Exercise                                Exercise
           Prices                               Number        Life               Price                   Number          Price
           ----------------------------------------------------------------------------------------------------------------------
            $6.14     -      $7.44              344,021        5.8                 $7.07                  344,021         $7.07
             7.83     -       8.31               73,564        2.9                  7.96                   73,564          7.96
             9.89     -      10.65              456,071        4.0                 10.35                  456,071         10.35
            11.03     -      16.78              853,797        7.2                 13.34                  687,880         13.13
                                             ------------                                              ------------
                                              1,727,453                                                 1,561,536
                                             ============                                              ============

           Transactions under the above plans for the years ended are as follows:

                                                                  March 28,         March 30,         March 31,
                                                                    2004              2003              2002
           ---------------------------------------------------------------------------------------------------------
           Balance, beginning of year         1,762,709         1,435,046         1,426,938
           Issued from stock dividend                             216,028
           Granted                               85,000           300,000           220,000
           Canceled                                                                 (28,813)
           Expired                               (4,313)             (500)          (29,673)
           Exercised                           (115,943)         (187,865)         (153,406)
                                          ------------------------------------------------------

           Balance, end of year               1,727,453         1,762,709         1,435,046
                                          ======================================================

           Weighted average fair value of
               options granted during year        $4.15             $5.47             $2.48

           Stock Rights - The Company has a Shareholder Rights Plan under which a Preferred Share Purchase Right (Right) is represented by outstanding shares of the Company's Common and Class A Common Stock. The Rights operate to create substantial dilution to a potential acquirer who seeks to make an acquisition, the terms of which the Company's Board of Directors believes is inadequate or structured in a coercive manner.

           The Rights become exercisable on the tenth day (or such later date as the Board of Directors may determine) after public announcement that a person or a group (subject to certain exceptions) has acquired 20% or more of the outstanding Common Stock or an announcement of a tender offer that would result in beneficial ownership by a person or a group of 20% or more of the Common Stock.

14.    INCENTIVE AND DEFERRED COMPENSATION PLANS

           The Company has an incentive compensation plan whereby bonus awards are made if the Company attains a certain targeted return on its opening equity or at the discretion of the Compensation Committee. The purpose of the plan is to improve the long-term sustainable results of operations of the Company by more fully aligning the interests of management and key employees with the shareholders of the Company. One-third of the amounts awarded are immediately made available to the employee and the remaining two-thirds become available ratably over the succeeding two years. Amounts allocated under the Plan may be taken in cash or deferred in a non-qualified deferred compensation plan. The target rate, which was 15.0% for 2004, 15.0% for 2003 and 15.5% for 2002, is approved annually based upon a review of the rates of return on equity of other publicly traded restaurant businesses by the Compensation Committee of the Board of Directors. The amount of the awards is capped at 50% of the eligible salary of the employee. The Company recorded $125,000, $350,000 and $300,000 of incentive compensation expense for fiscal years 2004, 2003 and 2002, respectively.

           The Company has an executive retirement plan whereby certain key employees may elect to defer up to 20% of their salary and 100% of their bonus until retirement or age 55, whichever is later, or due to disability or death. Employees may select from various investment options for their available account balances. Investment earnings are credited to their accounts.

15.    QUARTERLY FINANCIAL DATA (UNAUDITED)

           Fiscal quarter ended (in thousands except for per share information)

                                                  March 28, 2004                                      March 30, 2003
           ------------------------------------------------------------------------------------------------------------------------
                                   Fourth       Third        Second       First          Fourth      Third        Second      First

           Revenues               $50,654      $46,972      $44,235      $61,102       $46,305      $43,822      $41,958    $57,159
           Gross profit            37,723       34,511       32,693       44,971        34,693       32,952       31,353     42,733
           Net income               2,915        1,910        1,462        2,952         3,063        2,168        1,452      2,790
           Basic earnings
               per share            $ .32        $ .21        $ .17        $ .34         $ .35        $ .25        $ .17      $ .32
           Diluted earnings
               per share            $ .31        $ .21        $ .16        $ .33         $ .33        $ .24        $ .16      $ .30

16.    SUBSEQUENT EVENTS

           The Company has entered into an agreement to sell $20,000,000 aggregate principal amount of Convertible Preferred Stock ("Convertible Preferred Stock") to BFC Financial Corporation ("BFC") in a private placement. BFC is a diversified holding company with operations in banking, real estate and other industries. A director of the Company is also Vice Chairman, a director and a significant shareholder of BFC.

           The Convertible Preferred Stock will be convertible into common shares of the Company at a conversion price of $19.00 per share, will carry a cash dividend of 5.0% and will vote on an "as if converted" basis together with the Company's Common stock on all matters put to a vote of the holders of Common Shares. In addition, under certain circumstances, the approval of the holders of a majority of the Convertible Preferred Stock will be required for certain events outside the ordinary course of business.

           The closing of the transaction, which is subject to the execution of definitive documentation and customary closing conditions, is expected to occur in the first quarter of fiscal 2005. The Company expects to receive $10,000,000 of this financing at the closing, with the balance to be provided from time to time during the two-year period commencing on the first anniversary of the closing.

           The holders of the Convertible Preferred Stock will be entitled to nominate one director at all times and one additional director in the event that dividends are not paid for two consecutive quarters.

           The Convertible Preferred Stock will be subject to redemption at its original issue price ten years from the date of closing and, at the Company's option, may be redeemed for cash or common shares valued at then-current market prices. In addition, the Convertible Preferred Stock may be redeemed at any time beginning three years from the date of issue if the price of the common shares is at least $38.00 for sixty consecutive trading days.

           The Company has been advised that on or about June 10, 2004, three of the four trustees of the trust which owns Benihana of Tokyo, Inc. ("BOT"), a privately held company which owns 50.9% of the Company's outstanding Common Stock, intend to cause BOT to adopt resolutions declaring that this equity financing transaction is not in the best interest of BOT and authorizing BOT to commence a lawsuit against the Company and certain members of its Board of Directors with respect to the financing. The Company believes that the financing complies with all applicable legal and regulatory requirements and believes there is no basis for the threatened suit. However, there can be no assurance that such claim might not frustrate or delay the consummation of such financing or result in a claim for damages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM






To the Board of Directors and Stockholders of Benihana Inc.:

We have audited the accompanying consolidated balance sheets of Benihana Inc. and subsidiaries ("Benihana") as of March 28, 2004 and March 30, 2003, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended March 28, 2004. These consolidated financial statements are the responsibility of Benihana's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Benihana as of March 28, 2004 and March 30, 2003, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2004 in conformity with accounting principles generally accepted in the United States of America.








Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
June 11, 2004

OFFICERS AND DIRECTORS




CORPORATE OFFICERS

Joel A. Schwartz - Chairman of the Board, President and Chief Executive Officer

Taka Yoshimoto - Executive Vice President, Operations

Michael R. Burris - Senior Vice President, Chief Financial Officer and Treasurer

Darwin C. Dornbush - Secretary

Kevin Aoki - Vice President, Marketing

Juan C. Garcia - Vice President-Controller



DIRECTORS

Kevin Aoki

Joel A. Schwartz

Taka Yoshimoto

John E. Abdo - Vice Chairman of the Board of Directors and Chairman of the
     Executive Committe, BankAtlantic, FSB and BankAtlantic Bancorp., Inc.

Norman Becker - Independent Consultant, Certified Public Accountant

Darwin C. Dornbush - Partner, Dornbush Mensch Mandelstam & Schaeffer, LLP

Max Pine - Independent Consultant

Yoshihiro Sano - Independent Consultant

Robert B. Sturges - Independent Consultant

CORPORATE INFORMATION


COMMON STOCK
NASDAQ Symbols
Common Stock                            BNHN
Class A Common Stock                    BNHNA

GENERAL COUNSEL
Dornbush Mensch Mandelstam & Schaeffer, LLP
747 Third Avenue
New York, New York 10017

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Deloitte & Touche LLP
200 South Biscayne Boulevard
Miami, Florida 33131


10-K REPORT AVAILABILITY
A copy of the Benihana Inc. Form 10-K, filed with the U.S. Securities and Exchange Commission, is available on our corporate website at www.Benihana.com or can be obtained by writing us at:

8685 N.W. 53rd Terrace
Miami, Florida 33166

TRANSFER AGENT AND REGISTRAR
Wachovia Bank, N.A.
Shareholder Services Group
230 South Tryon Street
Charlotte, North Carolina 28288-1154

CORPORATE HEADQUARTERS
8685 Northwest 53rd Terrace
Miami, Florida 33166
(305) 593-0770

COMMON STOCK INFORMATION

The Company's Common Stock and Class A Common Stock are traded on the Nasdaq National Market System. There were 206 holders of record of the Company's Common Stock and 477 holders of record of the Class A Common Stock at March 28, 2004.

The table below sets forth high and low bid prices for the Company's Common Stock and Class A Common Stock, which do not include commissions and mark-ups or mark-downs for the periods indicated. Such bid prices reflect inter-dealer prices without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                                                Fiscal year ended
                                                                -----------------
                                                        March 28, 2004                       March 30, 2003
                                                  ----------------------------------------------------------------------------
                COMMON STOCK (1)                  High                 Low               High              Low
                --------------------------------------------------------------------------------------------------------------

                1st Quarter                       13.85                 9.00             20.32               13.91
                2nd Quarter                       13.11                10.45             16.42               10.26
                3rd Quarter                       14.52                11.30             15.04               11.31
                4th Quarter                       17.08                12.80             13.31                9.36




                                                                Fiscal year ended
                                                                -----------------
                CLASS A                                 March 28, 2004                       March 30, 2003
                                                  ----------------------------------------------------------------------------
                COMMON STOCK (1)                  High                 Low               High              Low
                --------------------------------------------------------------------------------------------------------------

                1st Quarter                       13.84                 8.95             19.77               13.76
                2nd Quarter                       13.25                10.67             16.25               10.30
                3rd Quarter                       14.21                10.95             14.98               11.59
                4th Quarter                       17.20                12.40             13.49                9.34

The Class A Common Stock is identical to the Common Stock except that it gives the holder one-tenth (1/10) vote per share, voting together with the Company's Common Stock as a single class on all matters except the election of directors. For election of directors, the Class A Common stockholders vote as a class to elect 25% of the members of the Board of Directors.

The Company has not declared or paid a cash dividend on common equity since its organization and has no present intention of paying any such dividend in the foreseeable future. The Company intends to retain all available cash for the operation and expansion of its business. In addition, the Company's present loan agreement restricts the payment of cash dividends on common stock.

On June 7, 2002, the Board of Directors declared a 15% stock dividend in Class A stock on both the Class A shares and common shares. The stock dividend was paid on August 12, 2002 to holders of record July 15, 2002.

(1) The high and low prices have been adjusted to reflect the aforementioned stock dividend for all periods presented prior to the second quarter of fiscal 2003.

                                                                  Exhibit 23.01


INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONSENT

We consent to the incorporation by reference in Registration Statement No.'s 333-33880, 333-63783 and 333-13973 of Benihana Inc. on Forms S-8 of our report dated June 11, 2004, incorporated by reference in the Annual Report on Form 10-K of Benihana Inc. for the year ended March 28, 2004.


Deloitte & Touche LLP

Miami, Florida
June 11, 2004

                                                                  Exhibit 23.02


INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONSENT

We consent to the incorporation by reference in Registration Statement No.'s 333-83585 and 333-13977 of Benihana Inc. on Forms S-3 of our report dated June 11, 2004, incorporated by reference in the Annual Report on Form 10-K of Benihana Inc. for the year ended March 28, 2004 and to the reference to us under the heading "Experts" in such Registration Statements.


Deloitte & Touche LLP

Miami, Florida
June 11, 2004

                                                                  Exhibit 31.1

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                 (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                 (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                 (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/ Joel A. Schwartz
-----------------------------
Joel A. Schwartz
President and
Chief Executive Officer

June 11, 2004

                                                                   Exhibit 31.2


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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                 (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                 (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                 (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/ Michael R. Burris
------------------------------
Michael R. Burris
Chief Financial Officer

June 11, 2004

                                                                   Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Benihana Inc. (the "Company") on Form 10-K for the period ended March 28, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel A. Schwartz, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joel A. Schwartz
---------------------------
Joel A. Schwartz
President and
Chief Executive Officer

June 11, 2004

                                                                   Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Benihana Inc. (the "Company") on Form 10-K for the period ended March 28, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael R. Burris, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Michael R. Burris
-------------------------------
Michael R. Burris
Chief Financial Officer

June 11, 2004