Form 10-K/A
period 2004-03-28
BENIHANA INC
filed 2004-07-26
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
None

                                EXPLANATORY NOTE
                                ----------------
The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 28, 2004, which was filed on June 14, 2004, to include Items 10, 11, 12, 13, 14 and 15.

                                    PART III


Item 10.  Directors and Executive Officers of the Company
          -----------------------------------------------
Below is a list of the names and ages of all directors and executive officers of the Corporation as of July 19, 2004, indicating their position with the Corporation and the principal occupation during the past five years.

DARWIN C. DORNBUSH
Director Since 1995
Class I Director, Secretary
Age 74

Mr. Dornbush is currently and has been for more than the past five years a partner in the law firm of Dornbush Schaeffer Strongin & Weinstein, LLP. He has served as the Secretary of the Corporation and its predecessor since 1983, and has been a Director since 1995. He has served as Secretary and a Director of our principal stockholder, Benihana of Tokyo, since 1980. Mr. Dornbush is also a director of Cantel Medical Corp.

MAX PINE
Director since 2001
Class I Director
Age 70

In April 2001, after seven years with Patricof & Co. and BNY Capital Markets, Mr. Pine launched Aries Associates, to concentrate exclusively on advising restaurant industry CEOs, and doing due diligence projects for financial investors. Prior to 1994, he was employed by Restaurant Associates Corp., a NYC-based diversified full-service restaurant company, for 25 years, and served as Chief Executive Officer from 1988 to 1994.

TAKA YOSHIMOTO
Director since 1990
Class I Director,  Executive Vice President - Operations
Age 58

Mr. Yoshimoto has served as Executive Vice President of the Corporation and its predecessor since 1989 and as the Director of Operations from 1985 until 1989.

JOHN E. ABDO
Director since 1990
Class II Director
Age 61

John E. Abdo has been principally employed as the Vice Chairman of BankAtlantic Bancorp, Inc. since April 1987 and Chairman of the Executive Committee of BankAtlantic since October 1985. He has been a director of BFC Financial Corporation since 1988 and Vice Chairman of the Board of BFC Financial Corporation since 1993. He has been a director and Vice Chairman of the Board of BankAtlantic Bancorp, Inc. since 1994, director of BankAtlantic Bancorp, Inc. since 1984 and President of Levitt Corporation (f/k/a BankAtlantic Development Corporation), a wholly owned subsidiary of BankAtlantic Bancorp, Inc., since 1985. He is President and Chief Executive Officer of Abdo Companies, Inc., a real estate development, construction and real estate brokerage firm, for more than five years.

NORMAN BECKER
Director since 1997
Class II Director
Age 66

Mr. Becker is currently, and has been for more than ten years, self-employed in the practice of public accounting. Prior thereto, Mr. Becker was a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP for a period in excess of 10 years. In addition, Mr. Becker is an officer and director of Ram Ventures Holding Corp. and New Systems Inc. Mr. Becker is also a director of Bluegreen Corporation.

ROBERT B. STURGES
Director Since June, 2003
Class II Director
Age 57

Robert B. Sturges has been a partner since 2002 with Continental Hospitality Holdings, a hospitality company which provides development, technical and operational services to the hotel and resort industry. Mr. Sturges is a partner of the Miami Heat Basketball Organization. Previously, Mr. Sturges was Chief Operating Officer and a Director of Carnival Resort and Casino Inc. which developed, owned and managed resorts, hotels and casinos.

JOEL A. SCHWARTZ
Director since 1982
Class III Director, President and Chief Executive Officer
Age 63

Mr. Schwartz has been President and a Director of the Corporation and its predecessor since 1982 and has served as Chief Executive Officer since 1998.

KEVIN Y. AOKI
Director since 1998
Class III Director, Vice President-Marketing
Age 36

Mr. Aoki has served as Vice President-Marketing and a Director of the Corporation since November 1998. For two years prior thereto, he served as General Manager of Benihana of Tokyo, the originator of the Benihana concept and a principal shareholder of the Corporation (see "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT"). From 1993 through 1996, Mr. Aoki served as Unit Manager for the Corporation's Chicago and Dallas restaurants and as Manager of Sales for the Corporation's New York region. Mr. Aoki is the son of Rocky H. Aoki, the founder of Benihana.

YOSHIHIRO SANO
Director Since June, 2003
Class III Director
Age 56

Yoshihiro Sano is the founder of Pacific Alliance Group, an investment banking firm specializing in cross-border transactions. Mr. Sano is the publisher of the US Japan Food Industry Report, and the author of two books on cross-border transactions. Mr. Sano is a consultant to the foodservice industry in both Japan and the United States.

MICHAEL R. BURRIS
Senior Vice President - Finance and Treasurer
Age 54

Mr. Burris has served as Senior Vice President - Finance and Chief Financial Officer of the Corporation since 1999. He was appointed Vice President
- Finance and Treasurer effective 1995. Prior to his appointment with the Corporation, Mr. Burris was a partner with Deloitte & Touche LLP.

JUAN C. GARCIA
Vice President-Controller
Age 40

Mr. Garcia was appointed as Vice President-Controller effective in 1999. He served as Controller of the Corporation and its predecessor since 1994. Previously, Mr. Garcia served as Assistant Controller.

No director or executive officer of the Corporation has any family relationship to any other director or executive officer.

For the fiscal year ended March 28, 2004, the Audit Committee consisted of Norman Becker (the Chairman), John E. Abdo, Max Pine and Robert B. Sturges, all of whom have been determined by the Board of Directors to be independent (as independence is defined under the National Association of Securities Dealers, Inc. listing standards). In May 2004, the Board of Directors adopted the revised Audit Committee Charter, a copy of which is attached hereto as Exhibit 10.20. The Board has determined that Norman Becker qualifies as an "audit committee financial expert" as defined by Item 401(h)(2) of Regulation S-K promulgated by the Securities and Exchange Commission.

Rules promulgated by the Securities and Exchange Commission govern the reporting of securities transactions by directors, executive officers and holders of 10% or more of our Common Stock or Class A Stock. Based solely upon its review of copies of reports filed with the SEC and received by us, we believe that our directors and executive officers have filed all required reports on a timely basis.

We have adopted a written code of business conduct and ethics that applies to our Chief Executive Officer, Chief Financial Officer and all of our officers and directors and can be found on our website, which is located at www.benihana.com. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of business conduct and ethics on our website.

Item 11.  Executive Compensation
          ----------------------
           The following table sets forth, for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002, compensation paid to the Chief Executive Officer and to the other executive officers who received more than $100,000 in salary and bonus during fiscal year 2004, including salary, bonuses, stock options and certain other compensation:

                                                 SUMMARY COMPENSATION TABLE
                                                 --------------------------
                                                        Annual Compensation                   Long-Term Compensation(1)
                                                        -------------------                   -------------------------
Name and Principal Position                    Year              Salary         Bonus(2)               Options
---------------------------                    ----              ------         --------               -------
                                                                   $               $                       #
Joel A. Schwartz, President                    2004              339,195         57,334                    -
And Chief Executive                            2003              323,077         78,000                 57,500
Officer(3)                                     2002              317,308        114,000                 51,750

Taka Yoshimoto, Executive                      2004              186,135         39,334                    -
Vice President(4)                              2003              180,624         49,000                 46,000
                                               2002              174,519         61,000                 40,250

Michael R. Burris, Senior                      2004              156,765         36,000                    -
Vice President - Finance                       2003              153,740         45,333                 40,250
And Treasurer(5)                               2002              151,471         58,667                 34,500

Kevin Y. Aoki, Vice                            2004              137,554         28,666                    -
President - Marketing(6)                       2003              131,923         34,000                 34,500
                                               2002              129,567         42,000                 23,000

Juan C. Garcia, Vice                           2004              116,503         28,666                    -
President - Controller(7)                      2003              111,058         36,667                 34,500
                                               2002              111,058         34,333                 28,750

(1) Consists of Employee Stock Option grants for Class A Stock described herein. We do not award stock appreciation rights or restricted stock awards. All option amounts are adjusted to reflect the 15% Stock Dividend effective August 12, 2002.

(2) Consists of payouts under our Administrative Incentive Compensation Plan. For each of these individuals, each year's payout equals one third of his award, if any, under this plan for each of the three preceding fiscal years.

(3) Joel A. Schwartz, President and Chief Executive Officer, is employed on a full-time basis at an annual salary of $300,000, pursuant to the terms of an employment agreement entered into effective April 1, 2001 and amended on May 27, 2004. The agreement expires March 31, 2009. The agreement provides for annual salary increases based on cost-of-living adjustments and bonuses and additional salary increases as may be determined by the Board from time to time. The agreement provides that Mr. Schwartz may resign following a change of control and receive a severance payment which could be equal to his salary over the unexpired term of the agreement and five additional years. The agreement also provides for additional severance payments which could equal five year's salary if Mr. Schwartz' employment terminates for failure to renew his agreement. Mr. Schwartz is prohibited from competing with the Corporation for a period of one year after any termination of his employment.

(4) Pursuant to the terms of an Employment Agreement entered into as of April 1, 2001. Mr. Yoshimoto, Executive Vice President-Restaurant Operations, is employed at an annual salary of $165,000. The agreement expires March 31, 2006. The agreement provides for annual salary increases based on cost of living adjustments, and bonuses and additional salary increases as may be determined by the Board from time to time, and that Mr. Yoshimoto may resign following a change of control and receive a severance payment equal to his salary over the unexpired term of the agreement. Mr. Yoshimoto is prohibited from competing with the Corporation for a period of one year following certain terminations of employment.

(5) Pursuant to the terms of an Employment Agreement entered into as of September 1, 2003, Mr. Burris, Senior Vice President - Finance and Treasurer and Chief Financial Officer, is employed at an annual salary of $157,500. The agreement expires August 31, 2006. Mr. Burris is prohibited from competing with the Corporation for a period of one year following certain terminations of employment.

(6) Pursuant to the terms of an Employment Agreement entered into as of September 1, 2003. Mr. Aoki, Vice President of Marketing, is employed at an annual salary of $132,500. The agreement expires August 31, 2006. Mr. Aoki is prohibited from competing with the Corporation for a period of one year following certain terminations of employment.

(7) Pursuant to the terms of an Employment Agreement entered into as of September 1, 2003. Mr. Garcia, Vice President and Controller, is employed at an annual salary of $115,000. The agreement expires August 31, 2006. Mr. Garcia is prohibited from competing with the Corporation for a period of one year following certain terminations of employment.

STOCK OPTIONS

           We maintain employee stock option plans adopted in 1996, 1997 and 2000 and various directors stock option plans. The employee plans make available for stock option grants a total of 500,000 shares of Common Stock and 2,742,515 shares(1) of Class A Stock. Of these amounts, we have granted options to purchase 10,000 shares of Common Stock and 1,701,007 shares(1) of Class A Stock; options to purchase 490,000 shares of Common Stock and 1,041,508 shares of Class A Stock are available for future grants. In addition, as of March 28, 2004, options to purchase 17,500 shares of Common Stock and 2,625 shares (1) of Class A Stock were outstanding under employee stock option plans which have expired.

           The purpose of the employee plans and the directors' plans is to enable us to attract, retain and motivate key employees and directors by providing them an equity participation. The employee plans provide for incentive stock options (ISO's) under Section 422A of the Internal Revenue Code of 1986, as amended, and for options which are not ISO's. Options granted under the employee plans may not have terms exceeding ten years, and, in the case of the options which are ISO's, may not provide for an option exercise price of less than 100% of the fair market value of our Common Stock or Class A Stock on the day of the grant (110% of such fair market value in the case of optionees holding 10% or more of the combined voting rights of our securities).

-------------------------------------------
(1) Adjusted to reflect the 15% Stock Dividend effective August 12, 2002.

OPTIONS GRANTED IN FISCAL 2004

No options were granted in Fiscal 2004 with respect to the individuals set forth in the Summary Compensation Table.

AGGREGATE OPTION EXERCISE IN FISCAL 2004 AND FISCAL YEAR END OPTION VALUES

The following information is furnished for the fiscal year ended March 28, 2004 for stock option exercises during such fiscal year and the value realized upon exercise by the individuals set forth in the Summary Compensation Table during the fiscal year ended March 28, 2004 and the value of outstanding options held by such executive officers as of March 28, 2004.

                                                                 Number of Unexercised                Value of Unexercised in the
                                                                  Options at 03/28/04                 Money Options at 03/28/04
                                                                 ----------------------------------------------------------------
                       Shares Acquired            Value                                 Non-                               Non-
    Name                 on Exercise            Realized         Exercisable        Excercisable      Exercisable       Exercisable
-----------------------------------------------------------------------------------------------------------------------------------
Common Stock:                 #                      $                  #                #                 $                   $
Joel A. Schwartz             7,500                78,449               -0-              -0-               -0-                 -0-
Michael R. Burris           20,000               144,574               -0-              -0-               -0-                 -0-

Class A Stock:
Joel A. Schwartz             1,125                11,749          402,500               -0-         2,363,088                 -0-
Taka Yoshimoto                 -0-                   -0-          195,500               -0-           962,720                 -0-
Michael R. Burris            3,750                22,174          235,750               -0-         1,458,443                 -0-
Kevin Y. Aoki                  -0-                   -0-           97,750               -0-           439,773                 -0-
Juan C. Garcia                 -0-                   -0-          120,750               -0-           551,893                 -0-

                        DEFERRED COMPENSATION PLANS

           We have a deferred compensation plan under which certain key employees may elect to defer up to 20% of their salary and up to 100% of their bonus until retirement or termination of employment. Employees may select from various investment options for their account. Investment earnings are credited to their accounts.

                                 INCENTIVE PLANS

           Restaurant Incentive Plan. We maintain an incentive bonus program under which certain of our administrative and restaurant employees, based on their performance, may be eligible for cash awards.

           Under the restaurant incentive program, the awards are divided among restaurant management personnel and chefs who have been determined to have contributed significantly to our operating goals. In addition, incentive bonuses of small numbers of shares of Class A Stock are also given to selected restaurant employees.

           Administrative Incentive Compensation Plan. Under the Administrative Incentive Compensation Plan, awards are allocated to headquarters employees, including executive officers, if we exceed annual targeted returns on equity as determined by the Compensation and Stock Option Committee. The purpose of the plan is to align the interests of management and our stockholders by providing incentives, which are directly related to identified operating objectives, to our officers and administrative employees upon whose judgment, initiative and efforts we largely depend for the successful conduct of our business. Awards are made by the Compensation and Stock Option Committee of the Board of Directors and the senior management out of a bonus pool which is a predetermined percentage of the amount by which our Net Income After Taxes exceeds the amount required for the annual targeted return on equity for such year. Pursuant to the Plan, the Compensation and Stock Option Committee retains the discretion to award bonuses notwithstanding the failure of the Corporation to achieve preset target for a fiscal year; in fiscal 2004, 2003 and 2002 the Corporation exercised such discretion in awarding bonuses. For awards in excess of $1,000, one-third of the amount awarded is paid immediately to the employee and the remaining two-thirds is payable ratably over the succeeding two years. Amounts allocated under the plan may be taken in cash or deferred in a non-qualified deferred compensation plan. Participants also have the option of electing to take awards in our Class A Stock valued at a price equal to 85% of its average closing price for the period immediately preceding the making of the award. The amount of award for any individual is capped at 50% of the employee's eligible salary, which is defined as the amount of ordinary salary less 40% of the FICA salary base.

           For the purposes of this plan, the return on equity is computed by dividing after tax income (computed before allocations to the Incentive Compensation Plan) by the amount of stockholders' equity as of the beginning of the year. The target rate of return on equity, which is approved annually by the Compensation and Stock Option Committee was 15% for the fiscal year ended March 28, 2004, which rate represented a Net Income After Tax of $12,845,000. During fiscal year 2003, amounts were paid with respect to performance awards granted in 2003 and 2002. For the fiscal year ended March 28, 2004, $125,000 was accrued under the plan for payment of bonuses to employees, including executive officers.

                                PERFORMANCE GRAPH

           Comparison of five-year cumulative total return among Benihana Inc., the NASDAQ stock market-US index and the SIC Code Index.

                               FISCAL YEAR ENDING

COMPANY                                    1999         2000         2001        2002         2003        2004
                                           ----         ----         ----        ----         ----        ----
Benihana Inc.                             100.00       111.54       92.31       155.58       90.89       148.10
SIC Code Index                            100.00        78.77       70.17        88.33       62.29        99.72
NASDAQ Market Index - U.S. 100.00         100.00       192.23       79.28        78.07       56.61        87.25

REPORT ON EXECUTIVE COMPENSATION BY THE COMPENSATION AND STOCK OPTION COMMITTEE

           Compensation Policy.  The Compensation and Stock Option Committee is
           -------------------
responsible for setting and administering the policies which govern annual executive salaries, raises and bonuses. The Committee is responsible for administering our Employee Stock Option Plans. The Compensation and Stock Option Committee consists of John E. Abdo, Robert B. Sturges and Yoshihiro Sano, each of whom is a non-employee member of the Board of Directors.

           The policy of the Compensation and Stock Option Committee is to recommend compensation for the Chief Executive Officer and other executive officers, reflecting the contribution of such executives to our growth in sales and earnings, and the implementation of our strategic plans for growth. In addition, in order to assure our ability to attract and retain managerial talent, an attempt is made to keep compensation competitive with compensation offered by other restaurant companies of comparable quality, size and performance.

           Long-term incentive compensation policy consists of the award of stock options under our stock option plans, which serve to identify and reward executive performance with increases in value for stockholders and bonuses under our Administrative Incentive Compensation Plan.

           Performance and Chief Executive Officer Compensation.  Executive
           ----------------------------------------------------
compensation for the fiscal year ended March 28, 2004 consisted of base salary and bonus. The Compensation and Stock Option Committee met from time to time during such fiscal year. All salary compensation paid to the Chief Executive Officer and to our other executive officers during the fiscal year ended March 28, 2004 was in accordance with the terms of written employment agreements with such officers.

           In addition, each of the executive officers received awards during the fiscal year ended March 28, 2004 under our Administrative Incentive Compensation Plan. Under this plan, the aggregate amount available for awards to all executive officers is determined by a formula based on the amount by which return on stockholder's equity exceeds preset targets; allocation of this amount among the Chief Executive Officer and the other executive officers is made by the Compensation and Stock Option Committee (in the case of the Chief Executive Officer) and by the Chief Executive Officer (in the cases of the other executive officers) based upon the level of management responsibility of the various executive officers and the relative contributions of each to the long-term success and increase in profitability. Each of these factors was equally considered.

           Under the terms of this plan the Compensation and Stock Option Committee reserves the discretion to award bonuses notwithstanding the failure of the Corporation to achieve the preset target.

Compensation and Stock Option Committee
John E. Abdo, Chairman
Robert B. Sturges
Yoshihiro Sano

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
           The following is information relating to the beneficial ownership of our Common Stock and Class A Stock by all persons we know who own beneficially more than 5% of our Common Stock or Class A Common Stock outstanding on July 19, 2004 and by all of our executive officers and directors. Except as otherwise noted, the named person owns directly and exercises sole voting power and investment discretion over the shares listed as beneficially owned.

                                         COMMON STOCK

Name (and address if applicable) of                       Position with              Amount and Nature of                Percent
Beneficial Owners, Officers and Directors                 the Corporation            Beneficial Ownership(1)(6)          of Class
-----------------------------------------                 ---------------            --------------------------          --------
Benihana of Tokyo, Inc.(2)                                Stockholder                         1,535,668                   43.6%
232 East 63rd Street
New York, New York 10021

BFC Financial Corporation(3)                              Stockholder                           526,315                   15.0%
1750 East Sunrise Boulevard
Ft. Lauderdale, Florida 33304


Springhouse Capital, LP(4)                                Stockholder                           270,900                    7.7%
520 Madison Avenue, 35th Floor
New York, New York

FMR Corp. (4)                                             Stockholder                           373,300                   10.6%
82 Devonshire Street
Boston, MA 02109

Joel A. Schwartz                                          President and                          38,333                    1.1%
                                                          Chief Executive
                                                          Officer/Director

Taka Yoshimoto                                            Executive Vice                          8,000                       *
                                                          President - Restaurant
                                                          Operations/Director

John E. Abdo                                              Director                               20,000                       *

Norman Becker                                             Director                                2,500                       *

Michael R. Burris                                         Senior Vice President -                24,087                       *
                                                          Finance and Treasurer

Kevin Y. Aoki                                             Vice President -                           50                       *
                                                          Marketing/Director

Darwin C. Dornbush                                        Secretary/Director                     10,500                       *

All (11) directors and                                                                        1,639,138                   46.3%
Officers as a group



                                         CLASS A STOCK

Name (and address if applicable) of                      Position with                Amount and Nature of               Percent
Beneficial Owners, Officers and Directors                the Corporation              Beneficial Ownership(7)            of Class
-----------------------------------------                ---------------              -----------------------            --------
Springhouse Capital, LP (4)                              Stockholder                            815,114                    13.2%
520 Madison Avenue, 35th Floor
New York, New York 10022

Royce & Associates, LLC(4)                               Stockholder                            730,455                    11.9%
1414 Avenue of the Americas
New York, New York 10019

FMR Corp. (4)                                            Stockholder                            562,225                     9.1%
82 Devonshire Street
Boston, MA 02109

Dalton Grierner Hartman                                  Stockholder                            516,944                     8.4%
Maher & Co., Inc. (3)
565 5th Avenue
New York, NY 10017

David M. Knott(4)                                        Stockholder                            385,872                     6.3%
485 Underhill Boulevard, Ste. 205
Syosset, New York 11791

Joel A. Schwartz                                         President and Chief                    408,249                     6.2%
                                                         Executive Officer/Director

Taka Yoshimoto                                           Executive Vice                         225,450                     3.5%
                                                         President- Restaurant
                                                         Operations/Director

Kevin Y. Aoki                                            Vice President -                        98,678                     1.6%
                                                         Marketing/Director

Michael R. Burris(8)                                     Senior Vice President -                239,150                     3.7%
                                                         Finance and Treasurer

Juan C. Garcia                                           Vice President - Controller            120,750                     1.9%

John E. Abdo                                             Director                                65,667                     1.1%

Norman Becker                                            Director                                69,367                     1.1%

Darwin C. Dornbush                                       Secretary/Director                      53,892                        *

Max Pine                                                 Director                                33,917                        *

Robert B. Sturges                                        Director                                11,667                        *

Yoshihiro Sano                                           Director                                11,667                        *

All (11) directors and
Officers as a group                                                                           1,455,208                    19.5%
* less than 1%

Notes
-----
(1) Beneficial ownership in this table includes the following shares of Common Stock which may be purchased by exercise of presently exercisable options: Mr. Abdo - 7,500 shares; Mr. Becker - 2,500 shares; Mr. Dornbush - 10,500 shares; all officers and directors as a group 20,500 shares.

(2) The capital stock of Benihana of Tokyo (the "Benihana of Tokyo Stock") is held in a voting trust. Kevin Y. Aoki, Vice President-Marketing and a Director of the Corporation, Darwin C. Dornbush, the Secretary and a Director of the Corporation, Grace Aoki, Kevin Y. Aoki's sister, and Kyle Aoki, Kevin Y. Aoki's brother, are the trustees of this voting trust. In addition, beneficial interest in the Benihana of Tokyo Stock is held by a trust of which Kevin Y. Aoki, Kyle Aoki and Grace Aoki are the trustees. By reason of such positions, such individuals may be deemed to share beneficial ownership of the Benihana of Tokyo Stock and the shares of our stock owned by Benihana of Tokyo. Darwin C. Dornbush has indicated his intent to resign as trustee subject to the performance of an accounting.

(3) Represents Common Stock that BFC Financial Corporation would own if its Convertible Preferred Stock were converted. See "Certain Relationships and Related Transactions". Based solely upon reports on Schedule 13D filed by or on behalf of such person.

(4) Based solely upon reports on Schedule 13G filed by or on behalf of such persons.

(5) Includes 10 shares owned by Mr. Schwartz's son, as to which shares Mr. Schwartz disclaims beneficial interest.

(6) Shares of our Common Stock are convertible at any time into shares of our Class A Stock at the option of the holder. Therefore, each beneficial owner of our Common Stock may be deemed the beneficial owner of the same number of shares of our Class A Stock.

(7) Beneficial ownership on this table includes the following shares of Class A Stock which may be purchased by exercise of options which are presently exercisable or which will become exercisable within 60 days: Mr. Schwartz - 402,500 shares; Mr. Yoshimoto 195,500 shares; Mr. Aoki - 97,750 shares; Mr. Burris - 235,750 shares; Mr. Garcia - 120,750 shares; Mr. Abdo - 63,792 shares; Mr. Becker - 68,792 shares; Mr. Dornbush - 52,742 shares; Mr. Pine - 33,917 shares; Mr. Sturges - 11,667 shares; Mr. Sano - 11,667 shares; all officers and directors as a group - 1,294,827 shares.

(8) Includes 1,150 shares owned by Mr. Burris' wife, as to which shares Mr. Burris disclaims beneficial ownership.

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

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
           Benihana of Tokyo owns shares representing approximately 43.6% of the votes represented by our Common Stock, which class elects 75% of the directors and, therefore, Benihana of Tokyo is able as a practical matter to control the Corporation through the election of a majority of its directors.

           A trust of which Kevin Y. Aoki, Vice President-Marketing and a Director of the Corporation, Grace Aoki, Kevin Y. Aoki's sister, Kyle Aoki, Kevin Y. Aoki's brother and Darwin C. Dornbush, the Secretary and Director of the Corporation, are the trustees, is the owner of the Benihana of Tokyo Stock. Darwin C. Dornbush has indicated his intent to resign as trustee subject to the performance of an accounting.

           Benihana of Tokyo owns a Benihana restaurant in Honolulu, Hawaii (the "Honolulu Restaurant") and all rights to the Benihana name and trade names, service marks and proprietary systems outside the territory served by the Corporation which consists of the United States (except for rights related to the State of Hawaii) and Central and South America and the islands of the Caribbean Sea. We also granted to Benihana of Tokyo a perpetual license to operate the Honolulu Restaurant and an exclusive license to own and operate Benihana restaurants in Hawaii. This license is royalty free with respect to any Hawaiian restaurant beneficially owned by Rocky H. Aoki. We have a right of first refusal to purchase any Hawaiian restaurant or any joint venture or sublicensing thereof proposed to be made by Benihana of Tokyo with an unaffiliated third party; and, in the event any Hawaiian restaurant is sold, sublicensed or transferred to a third party not affiliated with Rocky H. Aoki, we will be entitled to receive royalties from such restaurant equal to 6% of gross revenues.

           Darwin C. Dornbush, our Secretary and a Director, is a partner in Dornbush Schaeffer Strongin & Weinstein, LLP, formerly known as Dornbush Mensch Mandelstam & Schaeffer, LLP, a law firm. In the fiscal year ended March 28, 2004, we paid approximately $657,000 in legal fees and expenses to Dornbush Schaeffer Strongin & Weinstein, LLP.

           Mr. Rocky H. Aoki, the founder of Benihana and the father of Kevin Y. Aoki, resigned as Chairman and Chief Executive Officer in 1998. Under the terms of a Consulting Agreement, Mr. Aoki continues to provide consulting services to the Corporation. He is paid $600,000 a year for these services subject to cost of living adjustments. This agreement will expire in 2006.

John E. Abdo, our director, is a director and Vice Chairman of the Board of BFC Financial Corporation. On July 1, 2004, the Corporation completed the funding of the first tranche of its previously announced sale of $20,000,000 aggregate principal amount of Convertible Preferred Stock to BFC Financial Corporation in a private placement. The Corporation issued $10,000,000 in principal amount of the Convertible Preferred Stock at the closing and will issue the balance of the Convertible Preferred Stock from time to time during the two year period commencing on the first anniversary of the closing. Subsequent closings are subject to customary closing conditions.

Item 14.  Principal Accountant Fees and Services
          --------------------------------------
The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Corporation's annual financial statements included in the Corporation's Annual Report on Form 10-K and review of financial statements included in the Corporation's quarterly reports on Form 10-Q for fiscal 2003 and 2004, and fees billed for other services rendered by Deloitte & Touche LLP.

                                     2003                      2004
                                     ----                      ----
Audit Fees(1)                      $124,962                  $162,650
Audit Related Fees(2)(3)           $  8,450                  $  6,300
Tax Fees(3)(4)                     $ 18,321                  $121,599
All Other Fees                     $    -0-                  $    -0-

(1) The fees consisted of the audit of the Corporation's Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K and reviews of its interim financial statements included in the Corporation's quarterly reports on Form 10-Q.

(2) The audit related fees consisted of services incurred for a registration statement and audit fees of our Employee Benefit Plan.

(3) The Audit Committee has determined that the provisions of all non-audit services performed for the Corporation by Deloitte & Touche LLP is compatible with maintaining that firm's independence.

(4) Tax fees consisted primarily of tax advisory services.

The Audit Committee's policy is to pre-approve all audit services and all non-audit services that the Corporation's independent auditor is permitted to perform for the Corporation under applicable federal securities regulations. While it is the general policy of the Audit Committee to make such determinations at full Audit Committee Meetings, the Audit Committee may delegate its pre-approval authority to one or more members of the Audit Committee, provided that all such decisions are presented to the full Audit Committee at its next regularly scheduled meeting.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------
           1.   Financial Statements:

                None

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

                10.18 Amendment No. 1 dated May 27, 2004 to Employment Agreement dated April 1, 2001 between Joel A. Schwartz and the Company. Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

                10.19 Preferred Stock Purchase Agreement between Benihana Inc. and BFC Financial Corporation dated June 8, 2004. Incorporated by reference to
                               Exhibit 10.19 to the 2004 10-K.

                10.20          Charter of the Audit Committee.

                13.01 Portions of Annual Report to Stockholders for the year ended March 28, 2004. Incorporated by reference to Exhibit 13.01 to the 2004 10-K.

                23.01 Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. Incorporated by reference to Exhibit 23.01 to the 2004 10-K.

                23.02 Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. Incorporated by reference to Exhibit 23.02 to the 2004 10-K.

                31.1 Chief Executive Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 31.1 to the 2004 10-K.


                31.2 Chief Financial Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 31.2 to the 2004 10-K.


                32.1 Chief Executive Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 32.1 to the 2004 10-K.


                32.2 Chief Financial Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Incorporated by reference to Exhibit 32.2 to the 2004 10-K.


        (b) Reports on Form 8-K.

            (i) On April 15, 2004, the Registrant issued a press release announcing its fourth quarter sales and comparable sales results for the fiscal quarter ended March 28, 2004.

            (ii) On May 25, 2004, the Registrant issued a press release announcing its fourth quarter and year end operating for the fiscal quarter and year ended March 28, 2004.

            (iii) On July 7, 2004, the Registrant issued a press release announcing the commencement of a lawsuit by Benihana of Tokyo, Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     July 23, 2004                             BENIHANA INC.

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

Signature                                           Title                                         Date
---------                                           -----                                         ----

   /s/ Joel A. Schwartz                             President and                                 July 23, 2004
--------------------------------
    Joel A. Schwartz                                Director (Principal
                                                    Executive Officer)

   /s/ Taka Yoshimoto                               Executive Vice President -                    July 23, 2004
--------------------------------
    Taka Yoshimoto                                  Restaurant Operations
                                                       and Director

   /s/ Michael R. Burris                            Senior Vice President of                      July 23, 2004
---------------------------------
    Michael R. Burris                               Finance and Treasurer -
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

   /s/ Kevin Y. Aoki                                Vice President -                              July 23, 2004
----------------------------------
    Kevin Y. Aoki                                   Marketing and Director

   /s/ Juan C. Garcia                               Vice President - Controller                   July 23, 2004
----------------------------------
    Juan C. Garcia

   /s/ Darwin C. Dornbush                           Secretary and Director                        July 23, 2004
----------------------------------
    Darwin C. Dornbush

   /s/ John E. Abdo                                 Director                                      July 23, 2004
-----------------------------------
    John E. Abdo

   /s/ Norman Becker                                 Director                                     July 23, 2004
-----------------------------------
    Norman Becker

   /s/ Max Pine                                      Director                                     July 23, 2004
-----------------------------------
    Max Pine

   /s/ Robert B. Sturges                             Director                                     July 23, 2004
-----------------------------------
    Robert B. Sturges

   /s/ Yoshihiro Sano                                Director                                     July 23, 2004
-----------------------------------
    Yoshihiro Sano

                                                                 Exhibit 10.20

                                  BENIHANA INC.

                         CHARTER OF THE AUDIT COMMITTEE
                            OF THE BOARD OF DIRECTORS
                          (Revised as of May 20, 2004)


1.         PURPOSE

The primary function of the Audit Committee is to represent the Board of Directors (the "Board") in fulfilling its oversight responsibilities by:

1. Reviewing the financial reports and other financial and related information released by the Corporation to the public, or in certain circumstances governmental bodies;

2. Reviewing the Corporation's system of internal controls regarding finance, accounting, business conduct and ethics and legal compliance that management and the Board have established;

3. Reviewing the Corporation's accounting and financial reporting processes;

4. Reviewing and appraising with management the performance of the Corporation's independent auditors, including the audit of the Corporation's financial statements;

5. Monitoring the independence of the Corporation's independent auditors;

6. Providing an open avenue of communication between the independent auditors, management and the Board of Directors; and

7. Receiving and investigating notices of financial improprieties.

The Audit Committee's role is one of oversight. The Corporation's management is responsible for the preparation of the Corporation's financial statements, for maintaining appropriate systems for accounting and internal controls, and for monitoring compliance with the Corporation's policies and rules regarding business conduct. The Corporation's independent auditors are responsible for planning and conducting proper audits and reviews of the Corporation's financial statements. Ensuring that the Corporation's financial statements comply with generally accepted accounting principles is the joint responsibility of the Corporation's management and the independent auditors.

The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to the independent auditors as well as anyone in the organization. The Audit Committee has the ability to retain, at the Corporation's expense, special legal, accounting or other consultants or experts it deems necessary in the performance of its duties. The Corporation shall provide funding for the ordinary administrative expenses of the Audit Committee.

2.         COMPOSITION

The Audit Committee members shall meet the requirements of NASDAQ and the Sarbanes-Oxley Act of 2002 (the "S-O Act"). The Audit Committee shall be comprised of three or more directors, as determined by the Board, each of whom shall be independent directors and free from any relationship that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a member of the Audit Committee. An Audit Committee member may not be an affiliated person of the Corporation or any of its subsidiaries.

All members of the Committee shall have a working familiarity with basic finance and accounting practices and be able to read and understand fundamental financial statements, including the Corporation's financial statements. At least one member of the Audit Committee shall, in the judgment of the Board, have past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background that results in the individual's financial sophistication (as required by applicable listing standards), including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.

The members of the Audit Committee shall be elected or reappointed by the Board annually for a one year term. A Chairperson shall be appointed by the Board.

3.         MEETINGS

The Audit Committee will meet at least four times annually and be available to meet more frequently as circumstances dictate. The Audit Committee Chairperson shall meet with the independent auditors and senior management periodically to review the Corporation's financial statements, 10-Q reports and other relevant interim reports before release and/or filing. Incidental to any of these regularly scheduled meetings, the Audit Committee shall meet, if necessary, with management and the independent auditors in separate executive sessions to discuss any matters that the Audit Committee and each of these groups believe should be discussed privately.

4.        COMPENSATION

The members of the Audit Committee shall be compensated for participation at Audit Committee meetings as provided by the Board, and shall be reimbursed for expenses incurred in connection with their service on the Audit Committee. No additional fees (other than for service as a director), including consulting and advisory fees, may be paid to members of the Audit Committee which are proscribed by the S-O Act.

5.         RESPONSIBILITIES AND DUTIES

To fulfill its responsibilities and duties the Audit Committee shall:

Documents/Reports Review

1. Review and update this Charter periodically, as conditions dictate. Submit the charter to the Board for approval and have the document published at least every three years in accordance with Securities and Exchange Commission (the "SEC") regulations.

2. Review and approve the Corporation's Business Conduct policies.

3. Review the Corporation's annual financial statements and other reports, including the Management's Discussion and Analysis contained in these reports, and financial and related information prior to its release to the public, or in certain circumstances release to governmental bodies, including any certification, report, opinion or review rendered by the independent auditors.

4. Review with financial management and the independent auditors each quarterly earnings release and 10-Q Quarterly Report, including the Management's Discussion and Analysis contained in such reports, prior to its filing. The Chairperson of the Audit Committee may represent the entire Audit Committee for purposes of this review.

5. Review with independent auditors the recommendations included in their management letter, if any, and their informal observations regarding the adequacy of overall financial and accounting procedures of the Corporation. On the basis of this review, make recommendations to senior management for any changes that seem appropriate.

6. Prepare the minutes of each meeting and distribute them to all members of the Board. The Committee may also provide periodic summary reports to the Board. The permanent file of the minutes of Audit Committee meetings will be maintained by the Secretary of the Corporation.

Independent Auditors

7. The Audit Committee shall be directly responsible for the appointment, compensation, retention and oversight of the Corporation's outside auditor. This will include the sole authority to hire and fire the outside auditor. The Audit Committee shall review the fees, expenses and performance of the independent auditors.

8. The Audit Committee shall be responsible for pre-approval of all audit services and non-audit services in accordance with Section 202 of the S-O Act.

9. The Audit Committee shall review and approve the scope of the annual audit to be performed by the Corporation's independent auditors.

10. On an annual basis, the Audit Committee shall review and discuss with the independent auditors their independence from management and the corporation and the matters included in the auditors' written disclosures required by the Independence Standards Board Standard No. 1 (ISB 1), including all relationships or services between the independent auditors and the Corporation, and any other relationships that may adversely affect the objectivity of the independent auditors, and to the extent any relationships are identified, recommend action, if appropriate, to the full Board in view of such reviews and discussions.

11. Annually consult with the independent auditors out of the presence of management about internal controls and the fullness and accuracy of the Corporation's financial statements.

12. Assure regular rotation of the lead audit partner, as required by Section 203 of the S-O Act.

Financial Reporting Process

13. In consultation with the independent auditors, review the integrity of the Corporation's financial reporting process, both internal and external.


14. Discuss with the independent auditors the matters required to be communicated under Statement on Auditing Standards No. 61, Communication with Audit Committees (SAS 61), including, but not limited to, the independent auditors' judgment as to the quality of the Corporation's accounting principles, setting forth significant financial reporting issues, judgments and disclosures in financial statements.

15. Review and consider major changes to the Corporation's accounting principles and practices as proposed by management or the independent auditors.

16. The Chairperson of the Audit Committee may represent the entire Committee for purposes of the consultation and review prescribed under this section (Financial Reporting Process).

Process Improvement

17. Request that management report to the Audit Committee and the independent auditors regarding any principal/critical risks, emerging or developing issues and significant judgments made or to be made in management's preparation of the financial statements.

18. Following completion of the annual audit, review separately with management and the independent auditors any significant difficulties encountered during the course of the audit, including any restrictions on the scope of work or access to required information.

19. Review any significant disagreement among management and the independent auditors in connection with the preparation of the financial statements. In cases where any such disagreement cannot be resolved to the mutual satisfaction of management and the outside auditors, the Audit Committee shall have responsibility for making the final determination of the Corporation's position.

20. Review with the independent auditors and management the extent to which changes or improvements in financial or accounting practices, as approved by the Audit Committee, have been implemented.

Outside Advisors

21. The Audit Committee shall have the authority to retain outside advisors, including counsel, without the approval of the full Board, and to approve the compensation of such advisors.

Ethical and Legal Compliance

22. Review the Corporation's operations and determine whether management has established and maintains effective programs and processes to ensure compliance with its Business Conduct policies.

23. Review management's programs and processes for risk management and protection of the Corporation's assets and business.

24. Review management's monitoring of the Corporation's compliance with the above programs to ensure that management has the proper review system in place to ensure that the Corporation's financial statements, reports and other financial information disseminated to governmental organizations and the public satisfy legal requirements.

25. Review, with the Corporation's counsel, legal compliance matters, including corporate securities trading policies.

26. Review, with the Corporation's counsel, any legal matter that could have a significant impact on the Corporation's financial statements.

27. Review with the Corporation's Chief Executive Officer and Chief Financial Officer how they are meeting their obligations under the certification requirements of Section 302 and 906 of the S-O Act.

28. Review with the Chief Executive Officer and the Chief Financial Officer the Corporation's internal controls and procedures for financial reporting and its disclosure controls and procedures.

29. The chairperson of the Committee may represent the entire Audit Committee for purposes of the review referred to in paragraphs 22 through 26 of this section (Ethical and Legal Compliance).

30. Perform any other activities consistent with this Charter, the Corporation's By-Laws and government law, as the Audit Committee or the Board deems necessary or appropriate.

31. Review and approve all related party transactions of the type contemplated to be disclosed under Item 404 of the SEC's Regulation S-K, other than stock option grants or exercises.

Critical Accounting Policies and Significant Accounting Judgments and Estimates

32. Request and review report from independent auditors on critical accounting policies and alternative treatments of financial information that have been discussed with management. Members of the Audit Committee should understand the Corporation's critical accounting policies, internal controls, off-balance sheet financing and related party transactions.

33. Review major issues regarding accounting principles and financial statement presentations, including any significant changes in the Corporation's selection or application of accounting principles.

34. Discuss with senior management, with respect to each critical accounting estimate included in the Corporation's management, disclosure and analysis (MD&A) associated with its financials, the development and selection of the accounting estimate, and the MD&A disclosure about the estimate.

Open Communications; Reports to the Board

35. The Audit Committee shall provide an open avenue of communications between and among the independent auditors, the internal auditors, management and the Board. The Audit Committee shall meet in separate executive sessions periodically with the Corporation's independent auditors, internal auditors, Chief Financial Officer and Chief Executive Officer to discuss any matters that the Audit Committee or any of those persons believes should be discussed. The Audit Committee shall report the results of its deliberations and activities to the Board.

Complaint Procedures

36. The Audit Committee shall establish procedures for the submission of complaints and concerns received by or on behalf of the Corporation regarding accounting, auditing and other financial matters. These procedures must address:
                     (1) the receipt, retention, and treatment of complaints received by the company about accounting, internal accounting controls and auditing matters; and (2) the confidential, anonymous submission of employees concerns about questionable auditing or accounting matters.

Other Audit Committee Responsibilities

37. Annually prepare a report to shareholders as required by the SEC. The report should be included in the Corporation's annual proxy statement.

38. Perform any other activities consistent with this Charter, the Corporation's By-Laws and governing law, as the Audit Committee or the Board deems necessary or appropriate.