Form 10-Q
period 2004-07-18
BENIHANA INC
filed 2004-08-27
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended July 18, 2004

                                       or,

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  Benihana Inc.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                            65-0538630
           ----------------                   ------------------
    (State or other jurisdiction of             (I.R.S. Employer
     Incorporation or organization)            Identification No.)


     8685 Northwest 53rd Terrace, Miami, Florida               33166
     -------------------------------------------             ----------
       (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:    (305) 593-0770
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

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Common Stock $.10 par value, 2,992,979 shares outstanding at August 26, 2004


   Class A Common Stock $.10 par value, 6,161,475 shares outstanding at August 26, 2004

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FOUR PERIODS ENDED JULY 18, 2004





TABLE OF CONTENTS
                                                                          PAGE

PART I -   Financial Information

                Item 1.  Financial Statements - unaudited

                   Condensed Consolidated Balance Sheets (unaudited)
                       at July 18, 2004 and March 28, 2004               1

                   Condensed Consolidated Statements of Earnings
                       (unaudited) for the Four Periods Ended
                       July 18, 2004 and July 20, 2003                   2

                   Condensed Consolidated Statement of Stockholders'
                       Equity (unaudited) for the Four Periods Ended
                       July 18, 2004                                     3

                   Condensed Consolidated Statements of Cash Flows
                       (unaudited) for the Four Periods Ended
                       July 18, 2004 and July 20, 2003                   4

                   Notes to Condensed Consolidated Financial Statements
                       (unaudited)                                       5 - 9

                Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         10 - 15

                Item 3.  Quantitative and Qualitative Disclosures
                   about Market Risk                                     15

                Item 4.  Controls and Procedures                         16

PART II -  Other Information

                Item 1.  Legal Proceedings                               17

                Item 5.  Other Information                               17

                Item 6.  Exhibits and Reports on Form 8-K                17

                Signature                                                18

                Certifications                                           19 - 22

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information
ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share information)                                July 18,                March 28,
                                                                                        2004                    2004
----------------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets:
     Cash and cash equivalents                                                       $  3,285                $  2,196
     Receivables                                                                          816                     882
     Inventories                                                                        6,300                   6,147
     Prepaid expenses                                                                   2,196                   2,426
----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   12,597                  11,651

Property and equipment, net                                                           100,717                  98,219
Goodwill, net                                                                          27,783                  27,783
Other assets                                                                            4,903                   4,757
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     $146,000                $142,410
----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued expenses                                           $ 22,314                $ 20,730
     Current maturity of bank debt                                                      3,167                   3,000
     Current maturities of obligations under capital leases                               203                     273
----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              25,684                  24,003

Long-term debt - bank                                                                   8,333                  18,500
Obligations under capital leases                                                            3                      26
Deferred income taxes, net                                                              1,391                   1,237
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      35,411                  43,766

Commitments and contingencies (Note 7)

Minority interest                                                                       1,626                   1,414
Series B Mandatory Redeemable Convertible Preferred Stock -
     $1.00 par value; convertible into Common stock; authorized -
     5,000,000 shares; issued and outstanding - 400,000 at
     July 18, 2004 (Note 6)                                                             9,253
Stockholders' Equity:
     Common stock - $.10 par value; convertible into Class A
         Common stock; authorized - 12,000,000 shares;
         issued and outstanding - 2,992,979 and 3,134,979
         shares, respectively                                                             299                     313
     Class A Common stock - $.10 par value; authorized -
         20,000,000 shares; issued and outstanding -
         6,161,475 and 5,967,527 shares, respectively                                     616                     597
     Additional paid-in capital                                                        51,361                  50,772
     Retained earnings                                                                 47,577                  45,691
     Treasury stock - 10,828 shares of Common and
         Class A Common stock at cost                                                    (143)                   (143)
----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              99,710                  97,230
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      $146,000                $142,410
----------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(In thousands, except per share information)

                                                                                     Four Periods Ended
                                                                               ---------------------------------------------------
                                                                                July 18,            July 20,
                                                                                  2004                2003
----------------------------------------------------------------------------------------------------------------------------------
Revenues
Restaurant sales                                                                $64,934             $60,542
Franchise fees and royalties                                                        457                 560
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                   65,391              61,102
----------------------------------------------------------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                                                  17,279              15,571
Restaurant operating expenses                                                    38,283              35,484
Restaurant opening costs                                                            254                 243
Marketing, general and administrative expenses                                    6,331               5,013
----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                         62,147              56,311
----------------------------------------------------------------------------------------------------------------------------------

Earnings from operations                                                          3,244               4,791
Interest expense, net                                                               114                 148

----------------------------------------------------------------------------------------------------------------------------------
Earnings from operations before income taxes and minority interest                3,130               4,643
Income tax provision                                                              1,006               1,502
----------------------------------------------------------------------------------------------------------------------------------

Earnings before minority interest                                                 2,124               3,141
Minority interest                                                                   212                 189
----------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                      $ 1,912             $ 2,952
Less:  Preferred Stock dividends                                                     26                   0
----------------------------------------------------------------------------------------------------------------------------------

Net income attributable to common stockholders                                  $ 1,886             $ 2,952
----------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                                                 $   .21             $   .34
Diluted earnings per common share                                               $   .20             $   .33
----------------------------------------------------------------------------------------------------------------------------------

Number of restaurants at end of period                                               70                  64

See notes to condensed consolidated financial statements

BENIHANA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOUR PERIODS ENDED JULY 18, 2004
(UNAUDITED)

  (In thousands, except share information)

                                                                      Class A   Additional                                Total
                                                           Common     Common     Paid-in      Retained    Treasury    Stockholders'
                                                           Stock       Stock     Capital      Earnings      Stock         Equity
-----------------------------------------------------------------------------------------------------------------------------------


Balance, March 28, 2004                                     $313        $597      $50,772     $45,691       $(143)      $97,230

     Net income                                                                                 1,912                     1,912

     Issuance of 51,598 shares of Class A
         common stock under exercise of options                            5          458                                   463

     Conversion of 142,000 shares of common stock
         into 142,000 shares of Class A common stock         (14)         14

     Issuance of 350 shares of Class A
         common stock for incentive compensation                                        7                                     7

     Deemed dividends on Series B Preferred Stock                                                 (26)                      (26)

     Tax benefit from stock options                                                   124                                   124

-----------------------------------------------------------------------------------------------------------------------------------

Balance, July 18, 2004                                       $299        $616     $51,361      $47,577       $(143)     $99,710
-----------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands, except share information)                                               Four Periods Ended
                                                                            ------------------------------------------------------
                                                                                 July 18,            July 20,
                                                                                   2004                2003
----------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                       $ 1,912             $ 2,952
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                                 2,844               2,460
     Minority interest                                                               212                 189
     Deferred income taxes                                                           154                 132
     Issuance of Class A common stock for incentive compensation                       7
     Loss on disposal of assets                                                      160                  40
     Change in operating assets and liabilities that provided (used) cash:
                  Receivables                                                         66               (238)
                  Inventories                                                       (153)              (482)
                  Prepaid expenses                                                   230                 714
                  Other assets                                                      (259)                 47
                  Accounts payable and accrued expenses                            1,584                 550
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          6,757               6,364
----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Expenditures for property and equipment                                           (5,389)             (4,261)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (5,389)             (4,261)
----------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Borrowings under revolving line of credit                                            500               2,300
Proceeds from issuance of Series B Preferred Stock, net                            9,253
Proceeds from issuance of common stock under exercise of
   stock options and warrants                                                        463                  67
Tax benefit from stock option exercises                                              124
Repayment of long-term debt and obligations under capital leases                 (10,593)             (5,944)
Dividends on Series B Preferred stock                                                (26)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                               (279)             (3,577)
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               1,089              (1,474)
Cash and cash equivalents, beginning of year                                       2,196               2,299
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                         $ 3,285              $  825
----------------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid during the four periods:
     Interest                                                                    $   200              $  220
     Income taxes                                                                $   829              $  189
----------------------------------------------------------------------------------------------------------------------------------

During the four periods ended July 18, 2004, 142,000 shares of common stock were converted into 142,000 shares of Class A common stock.

During the four periods ended July 20, 2003, 10,000 shares of common stock were converted into 10,000 shares of Class A common stock.

See notes to condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 18, 2004 AND JULY 20, 2003
(UNAUDITED)


1.  GENERAL

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the four periods (sixteen weeks) ended July 18, 2004 and July 20, 2003 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 28, 2004 appearing in Benihana Inc. and Subsidiaries (the "Company") Form 10-K filed with the Securities and Exchange Commission.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 18, 2004 AND JULY 20, 2003
(UNAUDITED)

Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on net income and earnings per share for the four periods ended:

                                                       Four Periods Ended
                                                 ------------------------------
                                                  July 18,             July 20,
                                                    2004                 2003
                                                 ---------             --------
      Net Income (in thousands)
             As reported                          $1,912                 $2,952
             Preferred dividends                      26
                                                 --------               -------
             Net income attributable to
                  common stockholders              1,886                  2,952
             Deduct:  Total stock-based
                 employee compensation
                 Expense determined under
                 fair value based method
                 for all awards                      226                    178
                                                 -------                -------
             Pro forma                            $1,660                 $2,774
                                                 =======                =======
      Basic earnings per share
             As reported                          $  .21                 $  .34
                                                 -------                -------
             Pro forma                            $  .18                 $  .32
                                                 =======                =======
      Diluted earnings per share
             As reported                          $  .20                 $  .33
                                                 -------                -------
             Pro forma                            $  .17                 $  .31
                                                 =======                =======

3.  INVENTORIES

    Inventories consist of (in thousands):

                                                   July 18,            March 28,
                                                     2004                2004
                                                  ---------            --------

  Food and beverage                                $2,431                $2,090
  Supplies                                          3,869                 4,057
                                                   ------               -------

                                                   $6,300                $6,147
                                                  =======               =======

4.  EARNINGS PER SHARE

    Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. The diluted earnings per common share computation includes dilutive common share equivalents issued under the Company's various stock option plans and conversion rights of Series B Preferred Stock.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 18, 2004 AND JULY 20, 2003
(UNAUDITED)

The following data shows the amounts (in thousands) used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                                      Four Periods Ended
                                                 ---------------------------
                                                  July 18,          July 20,
                                                   2004               2003
                                                 ---------         ---------
      Net income                                  $1,912            $2,952
      Less Series B preferred stock dividends        (26)                0
                                                 --------           --------
      Income for computation of basic
          earnings per common share                1,886             2,952
      Series B preferred stock                        26                 0
                                                 -------            --------
      Income for computation of diluted
          earnings per common share               $1,912            $2,952
                                                 =======           =========

                                                      Four Periods Ended
                                                 ---------------------------
                                                  July 18,          July 20,
                                                   2004               2003
                                                 ---------         ---------
      Weighted average number of
            common shares used in basic
            earnings per share                      9,133            8,781
      Effect of dilutive securities:
            Stock options and warrants                555              240
            Series B preferred stock                   87                0
                                                  -------            -------
      Weighted average number of
            common shares and dilutive
            potential common stock used
            in diluted earnings per share          9,775             9,021
                                                  ======            ========

During the four periods ended July 18, 2004 and July 20, 2003, stock options and warrants to purchase 1,138,000 and 1,739,000 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share since the effect would be considered antidilutive.

5.  RESTAURANT OPERATING EXPENSES

    Restaurant operating expenses consist of the following (in thousands):

                                                      Four Periods Ended
                                               ------------------------------
                                                July 18,             July 20,
                                                 2004                  2003
                                               ---------            ---------

      Labor and related costs                   $23,150              $21,766
      Restaurant supplies                         1,249                1,155
      Credit card discounts                       1,153                1,073
      Utilities                                   1,558                1,462
      Occupancy costs                             3,850                3,398
      Depreciation and amortization               2,782                2,353
      Other operating expenses                    4,541                4,277
                                               --------             ---------
      Total restaurant operating expenses       $38,283              $35,484
                                               ========             =========

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 18, 2004 AND JULY 20, 2003
(UNAUDITED)


6.  RELATED PARTY TRANSACTION

    John E. Abdo, a director of the Company, is a director and Vice Chairman of the Board of BFC Financial Corporation ("BFC") and is a significant shareholder of BFC. On July 1, 2004, the Company received $10,000,000 net of issuance costs of approximately $747,000, representing the funding of the first tranche of its previously announced sale of $20,000,000 aggregate principal amount of Series B Preferred Stock from BFC. The Company has the option to issue another 400,000 shares of the Series B Preferred Stock from time to time during the two-year period commencing on June 8, 2005. The Series B Preferred Stock is convertible into Common Stock of the Company at a conversion price of $19.00 per share; subject to adjustment, carries a dividend of 5.0% payable in cash or additional Series B Preferred Stock and will vote on an "as if converted" basis together with the Company's Common Stock on all matters put to a vote of the holders of Common Stock. In addition, under certain circumstances, the approval of a majority of the Series B Preferred Stock will be required for certain events outside the ordinary course of business.

     The holders of the Series B Preferred Stock will be entitled to nominate one director at all times and one additional director in the events that dividends are not paid for two consecutive quarters.

     The Series B Preferred Stock will be available for redemption at its original issue price on July 2, 2014, which date may be extended by the holders of a majority of the then-outstanding shares of Series B Preferred Stock to a date no later than July 2, 2024. At the Company's option, it may pay the redemption in cash or shares of Common Stock valued at then-current market prices. In addition, the Series B Preferred Stock may be redeemed in cash or common stock at any time beginning three years from the date of issue if the volume-weighted average price of the Common Stock exceeds $38.00 per share for sixty consecutive trading days.

7.  COMMITMENTS AND CONTINGENCIES

    In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period of July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the "Minority Stockholders") have a one-time option to sell their shares to the Company. In the event that the Minority Stockholders do not exercise their right to sell their shares, then the Company has a one-time option to purchase the shares of the Minority Stockholders between the period of October 1, 2005 and December 31, 2005. The price for both the put and call options will be determined based on a defined cash flow measure for the acquired business. As of July 18, 2004, the price for both the put and call options at the purchase dates is not determinable as a number of unknown future factors could, either individually or in combination, cause material changes in the value of the put and call options.

    In connection with our acquisition of RA Sushi in 2002, we agreed to pay a base purchase price that consisted of $11.4 million along with the assumption of approximately $1.2 million of debt and other costs of $0.5 million. The purchase price also included additional contingent purchase price consideration to the sellers of the restaurants. The additional payments are generally contingent upon the achievement of stipulated levels of operating earnings and revenues by the acquired restaurants over a three year period commencing with the end of fiscal 2004, and are not contingent on the continued employment of the sellers of the restaurants. For fiscal 2004 the contingent payment amounted to $652,000. The minimum contingent payment is not yet determinable for fiscal 2005. The Company accounts for the contingent payments as an addition to the purchase price.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 18, 2004 AND JULY 20, 2003
(UNAUDITED)


     On July 2, 2004, Benihana of Tokyo, Inc. ("BOT"), which owns approximately 51% of the Company's outstanding Common Stock, commenced a lawsuit in the Court of Chancery of the State of Delaware against the Company, members of the Company's Board of Directors and BFC. The action, which purports to be brought both individually and derivatively on behalf of the Company, seeks temporary and permanent injunctive relief, and unspecified monetary damages and recovery of costs and expenses, in connection with the recent closing of a $20,000,000 sale of a new class of Series B Convertible Preferred Stock ("Series B Preferred Stock") of the Company to BFC, a diversified holding company with operations in banking, real estate and other industries. John E. Abdo, a director of the Company, serves as a Vice Chairman, director, and is a significant shareholder of BFC. Among other relief sought, the action seeks rescission of the sale of preferred stock to BFC.


     The action alleges that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holdings in the Company. The action is currently in the discovery stage. A trial date of November 8, 2004 has been set. All of the defendants to the action have filed motions to dismiss the complaint, which has not been ruled upon by the Court of Chancery of the State of Delaware. The Company and its Board of Directors believe that the BFC financing was and is in the best interests of the Company and all of its shareholders, that there is no merit to the action brought by BOT and intend to vigorously defend and oppose the action. Based on the above discussion, the Company has not recorded a reserve balance for this lawsuit, but anticipates legal costs to be incurred in future periods to defend their position.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Revenues increased 7.0% in the current four periods when compared to the corresponding periods a year ago. Net income and earnings per diluted share decreased 35.2% and 39.4%, respectively, in the current four periods when compared to the equivalent periods of the prior year. The current four periods' decreases in net income and earnings per diluted share are attributable primarily to increase in commodity costs and fees relating to planning and architectural design work for the construction and renovation program for the Company's teppanyaki concept.

REVENUES

Four periods ended July 18, 2004 compared to July 20, 2003 -- The amounts of sales and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables (in thousands).

                                                Four Periods Ended
                                         --------------------------------
                                          July 18,               July 20,
                                            2004                   2003
                                         ---------              ---------

Restaurant sales                           $64,934                $60,542
Franchise fees and royalties                   457                    560
                                         ---------               ---------
Total revenues                             $65,391                $61,102
                                         =========               =========

                                                 Four Periods Ended
                                         ---------------------------------
                                          July 18,               July 20,
                                            2004                   2003
                                         ---------              ----------

Amount of change in total
     revenues from previous year           $4,289                 $3,943
                                          -------                --------
Percentage of change from the
     previous year                           7.0%                   6.9%
                                          =======                ========

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Restaurant revenues increased for the four periods ended July 18, 2004 compared to the corresponding periods a year ago. Restaurant sales increased from newly opened restaurants by $4.1 million for the current four periods as compared to the corresponding periods a year ago. The increase in restaurant sales was attributable to positive comparable sales of $1.6 million in the current four periods when compared to the equivalent periods a year ago. Restaurant sales were also negatively impacted by temporary and permanent restaurant closures of $1.3 million for the current four periods when compared to the equivalent periods a year ago.

Comparable restaurant sales growth for restaurants opened longer than one year was 2.7% in the current four periods compared to the equivalent periods a year ago. Comparable sales for the teppanyaki restaurants increased 1.7%, comparable sales for the Haru restaurants increased 5.8%, comparable sales for the RA Sushi restaurants increased 9.9% and for the one Doraku restaurant comparable sales increased 6.1% in the current four periods when compared to the equivalent periods a year ago.

COSTS AND EXPENSES

Four periods ended July 18, 2004 compared to July 20, 2003 -- The following table reflects the proportion that the various elements of costs and expenses bore to restaurant sales and the changes in amounts and percentage changes in amounts from the previous year's four periods.


                                                     Four Periods Ended
                                              --------------------------------
                                               July 18,               July 20,
                                                 2004                   2003
                                              ---------              ---------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales                   26.6%                  25.7%
Restaurant operating expenses                     59.0%                  58.6%
Restaurant opening costs                           0.4%                   0.4%
Marketing, general and
      administrative expenses                      9.7%                   8.3%


                                                       Four Periods Ended
                                              --------------------------------
                                               July 18,               July 20,
                                                 2004                   2003
                                              ---------              ---------
AMOUNT OF CHANGE FROM
PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales                  $1,708                 $1,581
Restaurant operating expenses                    $2,799                 $1,732
Restaurant opening costs                         $   11                 $   95
Marketing, general and
      administrative expenses                    $1,318                 $  217

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                       Four Periods Ended
                                               --------------------------------
                                                July 18,               July 20,
                                                  2004                   2003
                                               ---------              ---------
PERCENTAGE CHANGE FROM
PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales                   11.0%                  11.3%
Restaurant operating expenses                      7.9%                   5.1%
Restaurant opening costs                           4.5%                  64.2%
Marketing, general and
      administrative expenses                     26.3%                   4.5%

The cost of food and beverage sales increased in total dollar amount and when expressed as a percentage of sales in the current four periods when compared to the corresponding periods in the prior year. Costs of food and beverage sales, which are generally variable with sales, directly increased with changes in revenues for the four periods ended July 18, 2004 as compared to the equivalent periods ended July 20, 2003. The increase was also a result of commodities price increases, principally beef and lobster costs, in the current four periods as compared to the equivalent periods in the prior year. Beef costs comprise approximately 40% of our total commodity costs. Average beef costs increased 23.1% in the current four periods compared to the equivalent periods a year ago. Lobster costs which comprise 15% of our total commodity costs increased an average of 4.5% in the current four periods compared to the equivalent periods a year ago. All other commodity cost fluctuations were not significant.

Restaurant operating expenses increased in absolute amount and when expressed as a percentage of sales in the current four periods compared to the corresponding periods a year ago. The increase was due to occupancy costs and depreciation and amortization from the newly opened teppanyaki and RA Sushi restaurants and from capital expenditures made to existing restaurants in the current four periods when compared to the equivalent periods.

Restaurant opening costs increased slightly in the current four periods ended July 18, 2004 compared to the prior year corresponding periods.

Marketing, general and administrative costs increased in absolute amount and when expressed as a percentage of sales in the current four periods when compared to the equivalent periods a year ago. The increase is due to increased labor and related costs and professional fees. The increase in labor and related costs is attributable to additional corporate personnel hired to accommodate the Company's growth plans. The increase in professional fees is attributable to consulting fees relating to planning and architectural design work for the construction and renovation program for the Company's teppanyaki concept and also to professional fees relating to Sarbanes-Oxley Section 404 compliance.

Interest expense decreased in the current four periods when compared to the corresponding periods of the prior year. The decrease in the current four periods was attributable to lower average borrowings outstanding in the current year compared to the equivalent periods a year ago.

Our effective income tax rate decreased in the four periods to 32.1% from 32.4% in the prior year's four periods.

OUR FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source to fund our capital expenditures. Since we have accelerated our building program, we are relying more upon financing obtained from financial institutions. We have financed acquisitions principally through the use of borrowed funds.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


We have borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan as well as a revolving line of credit facility. The line of credit facility allows us to borrow up to $15,000,000 through December 31, 2007 and at July 18, 2004, we had the full line available for borrowing. We also had a $1,000,000 letter of credit outstanding against such facility in connection with our workers compensation insurance program. At July 18, 2004, we had $11,500,000 outstanding under the term loan which is payable in quarterly installments of $750,000 through December 2004 and $833,333 thereafter until the term loan matures in December 2007. The interest rate at July 18, 2004 of both the line of credit and the term loan was 2.58%. We have the option to pay interest at Wachovia's prime rate plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and prohibit the payment of cash dividends.

For the quarter ended July 18, 2004, the Company was not in compliance with a Consolidated EBITDA covenant of the Company's credit agreement with Wachovia. The Company received a waiver from Wachovia to cure its non-compliance on August 11, 2004. There can be no assurance that such non-compliance will not occur in future periods or that if it does, the Company's lender will agree to waive any such non-compliance.

Since restaurant businesses generally do not have large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses, including our own, operate with negative working capital.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

                                                        Four Periods Ended
                                                    ---------------------------
                                                      July 18,         July 20,
                                                        2004             2003
                                                    ----------      -----------

 Cash provided by operations                         $  6,757        $  6,364
 Cash (used in) investing activities                   (5,389)          (4,261)
 Cash (used in) financing activities                     (279)          (3,577)
                                                    ---------        ----------
 Increase (decrease) in cash and cash equivalents    $  1,089        $  (1,474)
                                                    =========        ==========

During the quarter, the Company issued $10,000,000 in principal amount of the Series B Preferred Stock and received net proceeds of $9.3 million from the issuance. The Company has the option to issue an additional $10,000,000 in principal amount of the Series B Preferred Stock from time to time during the two-year period commencing on the first anniversary of the closing of the initial issuance.

We have announced a major renovation program to approximately 20 of our teppanyaki restaurants which is expected to begin in the third quarter of fiscal 2005. We anticipate that the total cost of these renovations will range from $25 to $30 million over a three-year period. Our other future capital requirements depend on numerous factors, including market acceptance of our products, the timing and rate of expansion of our business, acquisitions, and other factors. We have experienced increases in our expenditures consistent with growth in our operations and we anticipate that our expenditures will continue to increase in the foreseeable future. We believe that our cash from operations and the funds available under our term loan and line of credit and future issuances of Series B Preferred Stock pursuant to our agreement with BFC Financial Corporation will provide sufficient capital to fund our operations and restaurant expansion for at least the next twelve months.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating Activities

Cash provided by operations increased during the four periods ended July 18, 2004 compared to the equivalent period in the previous year. The increase resulted mainly from the change in cash provided by operating assets and liabilities in the current four periods when compared to the comparable period a year ago offset by a decrease in net income adjusted for depreciation and amortization.

Investing Activities

Expenditures for property and equipment increased during the four periods ended July 18, 2004 from the prior comparable period. The increase is attributable to increased capital expenditures for new restaurants in the current four periods when compared to the equivalent periods a year ago.

Financing Activities

On July 1, 2004, the Company issued 400,000 shares of Series B Preferred Stock at $25.00 per share which resulted in net proceeds of $9.3 million. The Company has the option to issue another 400,000 shares of the Series B Preferred Stock from time to time during the two-year period commencing on June 8, 2005. The Series B Preferred Stock is convertible into Common Stock of the Company at a conversion price of $19.00 per share; subject to adjustment, carries a dividend of 5.0% payable in cash or additional Series B Preferred Stock and will vote on an "as if converted" basis together with the Company's Common Stock on all matters put to a vote of the holders of Common Stock. In addition, under certain circumstances, the approval of a majority of the Series B Preferred Stock will be required for certain events outside the ordinary course of business.

The holders of the Series B Preferred Stock will be entitled to nominate one director at all times and one additional director in the events that dividends are not paid for two consecutive quarters.

The Series B Preferred Stock will be available for redemption at its original issue price on July 2, 2014, which date may be extended by the holders of a majority of the then-outstanding shares of Series B Preferred Stock to a date no later than July 2, 2004. At the Company's option, it may pay the redemption in cash or shares of Common Stock valued at then-current market prices. In addition, the Series B Preferred Stock may be redeemed at any time beginning three years from the date of issue if the volume-weighted average price of the Common Stock exceeds $38.00 per share for sixty consecutive trading days.

During the current four periods there were stock option exercises and warrants with cash proceeds to the Company of $463,000 as compared to $67,000 in the previous comparable period a year ago. Our total indebtedness decreased by $10,093,000 during the four periods ended July 18, 2004. We paid down $1,500,000 of the term loan, $8,500,000 of the revolving line of credit and paid $93,000 under leases that are considered to be capital in nature. (See Note 7).

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes. We have no derivative agreements as of July 18, 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES


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

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information


Item 1.         Legal Proceedings


On July 2, 2004, BOT, which owns approximately 51% of the Company's outstanding Common Stock, commenced a lawsuit in the Court of Chancery of the State of Delaware against the Company, members of the Company's Board of Directors and BFC Financial Corporation. The action, which purports to be brought both individually and derivatively on behalf of the Company, seeks temporary and permanent injunctive relief, and unspecified monetary damages and recovery of costs and expenses, in connection with the recent closing of a $20,000,000 sale of a new class of Series B Preferred Stock of the Company to BFC Financial Corporation, a diversified holding company with operations in banking, real estate and other industries. John E. Abdo, a director of the Company, serves as a Vice Chairman, director, and is a significant shareholder of BFC. Among other relief sought, the action seeks rescission of the sale of preferred stock to BFC.


The action alleges that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holdings in the Company. The action is currently in the discovery stage. A trial date of November 8, 2004 has been set. All of the defendants to the action have filed motions to dismiss the complaint, which has not been ruled upon by the Court of Chancery of the State of Delaware. The Company and its Board of Directors believe that the BFC financing was and is in the best interests of the Company and all of its shareholders, that there is no merit to the action brought by BOT and intend to vigorously defend and oppose the action.


Item 5.         Other Information

The Company has postponed the date for its 2004 Annual Meeting of Shareholders and has not set a new date. The deadline for shareholders to submit proposals for inclusion in the Company's Proxy Statement was March 17, 2004, but because the 2004 Annual Meeting will take place more than 30 days later than last year's meeting, the Company shall treat as timely any shareholder proposal submitted within a reasonable time prior to printing the Company's proxy materials.

Item 6.         Exhibits and Reports on Form 8-K

                (a) On August 9, 2004 the Company filed a report on Form 8-K covering its press release announcing its first quarter sales and comparable sales results for the fiscal quarter ended July 18, 2004.

                (a)(i) On July 7, 2004 the Company filed a report on Form 8-K covering an action brought against the Company, members of the Company's Board of Directors and BFC Financial Corporation by Benihana of Tokyo, Inc.

                (b) Exhibit 31.1 - Chief Executive Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                (b)(i) Exhibit 31.2 - Chief Financial Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                (b)(ii) Exhibit 32.1 - Chief Executive Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                (b)(iii) Exhibit 32.2 - Chief Financial Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Benihana Inc.
                                       ---------------------------------------
                                        (Registrant)



Date:  August 27, 2004                  /s/ Joel A. Schwartz
------------------------               ---------------------------------------
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


Date:  August 27, 2004                  /s/ Joel A. Schwartz
                                       ---------------------------------------
                                         Joel A. Schwartz
                                         President and
                                         Chief Executive Officer
                                         and Director

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


Date:  August 27, 2004                          /s/ Michael R. Burris
                                               --------------------------------
                                                 Michael R. Burris
                                                 Senior Vice President -
                                                 Finance and Chief Financial
                                                 Officer

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Benihana Inc. (the "Company") on Form 10- Q for the period ended July 18, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel A. Schwartz, President and Chief Executive Officer and Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joel A. Schwartz
------------------------------------------------
Joel A. Schwartz
President and
Chief Executive Officer
and Director

August 27, 2004

                                                                   Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Benihana Inc. (the "Company") on Form 10-Q for the period ended July 18, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael R. Burris, Senior Vice President - Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Michael R. Burris
------------------------------------------------
Michael R. Burris
Senior Vice President -
Finance and Chief Financial
Officer

August 27, 2004