Form 10-Q
period 2004-10-10
BENIHANA INC
filed 2004-11-24
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the Quarter Ended October 10, 2004

                                       or,

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  Benihana Inc.
      ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                  65-0538630
      -------------------------------                 ----------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      Incorporation or organization)                   Identification No.)


         8685 Northwest 53rd Terrace, Miami, Florida            33166
     ---------------------------------------------------    ----------------
           (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code:  (305) 593-0770
                                                           -----------------


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


 Common Stock $.10 par value, 2,992,979 shares outstanding at November 23, 2004


 Class A Common Stock $.10 par value, 6,161,475 shares outstanding at November 23, 2004

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SEVEN PERIODS ENDED OCTOBER 10, 2004




TABLE OF CONTENTS
                                                                         PAGE

PART I -   Financial Information

                Item 1.  Financial Statements - unaudited

                   Condensed Consolidated Balance Sheets (unaudited)
                       at October 10, 2004 and March 28, 2004            1

                   Condensed Consolidated Statements of Earnings
                       (unaudited) for the Three and Seven Periods Ended
                       October 10, 2004 and October 12, 2003             2 - 3

                   Condensed Consolidated Statement of Stockholders'
                       Equity (unaudited) for the Seven Periods Ended
                       October 10, 2004                                  4

                   Condensed Consolidated Statements of Cash Flows
                       (unaudited) for the Seven Periods Ended
                       October 10, 2004 and October 12, 2003             5

                   Notes to Condensed Consolidated Financial Statements
                       (unaudited)                                       6 - 11

                Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         12 - 17

                Item 3.  Quantitative and Qualitative Disclosures
                   about Market Risk                                     17 - 18

                Item 4.  Controls and Procedures                         18

PART II -  Other Information

                Item 1.  Legal Proceedings                               19

                Item 4.  Results of Vote of Security Holders             19 - 20

                Item 6.  Exhibits and Reports on Form 8-K                20 - 21

                Signature                                                22

                Certifications                                           23 - 26

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information
ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share information)                                       October 10,              March 28,
                                                                                                2004                    2004
-----------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                                              (As restated,
Current Assets:                                                                                                      see Note 6)
     Cash and cash equivalents                                                              $    2,790              $    2,196
     Receivables                                                                                   800                     882
     Inventories                                                                                 6,225                   6,147
     Prepaid expenses                                                                            2,636                   2,426
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                            12,451                  11,651

Property and equipment, net                                                                    104,474                  98,219
Goodwill, net                                                                                   27,783                  27,783
Other assets                                                                                     4,767                   4,757
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $149,475                $142,410
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued expenses                                                     $22,371                $ 20,730
     Current maturity of bank debt                                                               3,250                  21,500
     Current maturities of obligations under capital leases                                        135                     273
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                       25,756                  42,503

Long-term debt - bank                                                                           10,000                  18,500
Obligations under capital leases                                                                                            26
Deferred income taxes, net                                                                       1,433                   1,237
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                               37,189                  43,766

Commitments and contingencies (Note 8)

Minority interest                                                                                1,776                   1,414
Series B Mandatory Redeemable Convertible Preferred Stock -
     $1.00 par value; convertible into Common stock; authorized -
     5,000,000 shares; issued and outstanding - 400,000 at
     October 10, 2004 (Note 7)                                                                   9,271
Stockholders' Equity:
     Common stock - $.10 par value; convertible into Class A Common stock; authorized - 12,000,000 shares; issued and outstanding -
         2,992,979 and 3,134,979 shares, respectively                                              299                     313
     Class A Common stock - $.10 par value; authorized -
         20,000,000 shares; issued and outstanding -
         6,161,475 and 5,967,527 shares, respectively                                              616                     597
     Additional paid-in capital                                                                 51,361                  50,772
     Retained earnings                                                                          49,106                  45,691
     Treasury stock - 10,828 shares of Common and
         Class A Common stock at cost                                                             (143)                   (143)
-----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                     101,239                  97,230
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $149,475                $142,410
-----------------------------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements



BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(In thousands, except per share information)

                                                                                   Three Periods Ended
                                                                               ------------------------------
                                                                               October 10,        October 12,
                                                                                 2004               2003
-------------------------------------------------------------------------------------------------------------
Revenues
Restaurant sales                                                                 $47,801             $43,925
Franchise fees and royalties                                                         309                 310
-------------------------------------------------------------------------------------------------------------
Total revenues                                                                    48,110              44,235
-------------------------------------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                                                   11,652              11,232
Restaurant operating expenses                                                     28,425              26,304
Restaurant opening costs                                                             299                 590
Marketing, general and administrative expenses                                     4,949               3,697
-------------------------------------------------------------------------------------------------------------
Total operating expenses                                                          45,325              41,823
-------------------------------------------------------------------------------------------------------------

Earnings from operations                                                           2,785               2,412
Interest expense, net                                                                 72                  84
-------------------------------------------------------------------------------------------------------------
Earnings from operations before income taxes and minority interest                 2,713               2,328
Income tax provision                                                                 902                 717
-------------------------------------------------------------------------------------------------------------

Earnings before minority interest                                                  1,811               1,611
Minority interest                                                                    150                 149
-------------------------------------------------------------------------------------------------------------

Net Income                                                                       $ 1,661             $ 1,462
Less:  Accretion of issuance costs and preferred stock dividends                     132
-------------------------------------------------------------------------------------------------------------

Net income attributable to common stockholders                                   $ 1,529             $ 1,462
-------------------------------------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                                                  $  .17              $   .17
Diluted earnings per common share                                                $  .16              $   .16
-------------------------------------------------------------------------------------------------------------

Number of restaurants at end of period                                               69                   65

See notes to condensed consolidated financial statements




BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(In thousands, except per share information)

                                                                                    Seven Periods Ended
                                                                               -------------------------------
                                                                               October 10,         October 12,
                                                                                 2004                2003
--------------------------------------------------------------------------------------------------------------
Revenues
Restaurant sales                                                                 $112,735            $104,467
Franchise fees and royalties                                                          766                 870
--------------------------------------------------------------------------------------------------------------
Total revenues                                                                    113,501             105,337
--------------------------------------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                                                   28,931              26,803
Restaurant operating expenses                                                     66,708              61,787
Restaurant opening costs                                                             553                 833
Marketing, general and administrative expenses                                    11,280               8,710
-------------------------------------------------------------------------------------------------------------
Total operating expenses                                                         107,472              98,133
-------------------------------------------------------------------------------------------------------------

Earnings from operations                                                           6,029               7,204
Interest expense, net                                                                186                 233
-------------------------------------------------------------------------------------------------------------
Earnings from operations before income taxes and minority interest                 5,843               6,971
Income tax provision                                                               1,908               2,219
-------------------------------------------------------------------------------------------------------------

Earnings before minority interest                                                  3,935               4,752
Minority interest                                                                    362                 338
-------------------------------------------------------------------------------------------------------------

Net Income                                                                       $ 3,573            $  4,414
Less:  Accretion of issuance costs and preferred stock dividends                     158
-------------------------------------------------------------------------------------------------------------

Net income attributable to common stockholders                                   $  3,415            $  4,414
--------------------------------------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                                                  $    .37            $    .50
Diluted earnings per common share                                                $    .35            $    .49
----------------------------------------------------------------------------------------------------------------

Number of restaurants at end of period                                                 69                  65

See notes to condensed consolidated financial statements

BENIHANA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SEVEN PERIODS ENDED OCTOBER 10, 2004
(UNAUDITED)

(In thousands, except share information)

                                                                   Class A    Additional                                 Total
                                                      Common       Common      Paid-in      Retained      Treasury    Stockholders'
                                                      Stock        Stock       Capital      Earnings        Stock        Equity
-----------------------------------------------------------------------------------------------------------------------------------


Balance, March 28, 2004                               $313          $597       $50,772       $45,691        $(143)         $97,230

     Net income                                                                                3,573                         3,573

     Issuance of 51,598 shares of Class A
         common stock under exercise of options                        5           458                                         463

     Conversion of 142,000 shares of common stock
         into 142,000 shares of Class A common stock   (14)           14

     Issuance of 350 shares of Class A
         common stock for incentive compensation                                     7                                           7

     Dividends on Series B Preferred Stock                                                     (140)                         (140)

     Tax benefit from stock option exercises                                       124                                         124

     Accretion of issuance costs on
         Series B Preferred Stock                                                               (18)                          (18)

-----------------------------------------------------------------------------------------------------------------------------------

Balance, October 10, 2004                              $299         $616       $51,361       $49,106        $(143)        $101,239
-----------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands, except share information)                                           Seven Periods Ended
                                                                                -------------------------------
                                                                                October 10,         October 12,
                                                                                  2004                2003
----------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                       $ 3,573             $ 4,414
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                                 5,023               4,414
     Minority interest                                                               362                 338
     Deferred income taxes                                                           196                 231
     Issuance of Class A common stock for incentive compensation                       7
     Loss on disposal of assets                                                      174                  61
     Change in operating assets and liabilities that provided (used) cash:
                  Receivables                                                         82                 (75)
                  Inventories                                                        (78)               (566)
                  Prepaid expenses                                                  (210)                 672
                  Other assets                                                      (211)               (124)
                  Accounts payable and accrued expenses                            1,641                (155)
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         10,559               9,210
--------------------------------------------------------------------------------------------------------------
Investing Activities:
Cash proceeds from sale of equipment                                                   4
Expenditures for property and equipment                                          (11,255)            (10,062)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (11,251)            (10,062)
---------------------------------------------------------------------------------------------------------------
Financing Activities:
Borrowings under revolving line of credit                                          3,500              10,400
Proceeds from issuance of Series B Preferred Stock, net                            9,253
Proceeds from issuance of common stock under exercise of
   stock options and warrants                                                        463                 420
Tax benefit from stock option exercises                                              124
Repayment of term loan                                                            (2,250)              (2,250)
Repayment of revolving line of credit                                             (9,500)              (7,800)
Repayment of obligations under capital leases                                       (164)                (252)
Dividends paid or accrued on Series B Preferred Stock                               (140)
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          1,286                 518
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 594                (334)
Cash and cash equivalents, beginning of year                                       2,196               2,299
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                         $ 2,790             $ 1,965
--------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the seven periods:
     Interest                                                                    $   274             $   321
     Income taxes                                                                $ 1,951             $   389
-------------------------------------------------------------------------------------------------------------
Supplemental schedule of noncash financing activities:
Accretion of issuance costs on Series B Preferred Stock                          $    18

During the seven periods ended October 10, 2004, 142,000 shares of common stock were converted into 142,000 shares of Class A common stock.

During the seven periods ended October 12, 2003, 30,000 shares of common stock were converted into 30,000 shares of Class A common stock.

See notes to condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 10, 2004 AND OCTOBER 12, 2003
(UNAUDITED)


1.  GENERAL

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the seven periods (twenty-eight weeks) ended October 10, 2004 and October 12, 2003 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 28, 2004 appearing in Benihana Inc. and Subsidiaries (the "Company") Form 10-K filed with the Securities and Exchange Commission.

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

    The Company has a 52/53-week fiscal year and divides the year into 13 four-week periods. The Company's first fiscal quarter consists of 16 weeks, and the remaining three quarters are 12 weeks each, except in the event of a 53-week year with the final quarter composed of 13 weeks. Because of the differences in length of these accounting periods, results of operations between the first quarter and the later quarters of a fiscal year are not comparable.

2.  STOCK-BASED COMPENSATION

     The Company accounts for stock options issued to employees under the intrinsic value method of accounting for stock-based compensation. The Company recognizes no compensation expense with respect to such awards because stock options are granted at the fair market value of the underlying shares on the date of the grant.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 10, 2004 AND OCTOBER 12, 2003
(UNAUDITED)

Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on net income and earnings per share for the three and seven periods ended:

                                                            Three Periods Ended                         Seven Periods Ended
                                                      -------------------------------             ---------------------------------
                                                      October 10,         October 12,             October 10,           October 12,
                                                        2004                2003                    2004                  2003
                                                      -----------         ------------            -----------           -----------
      Net Income (in thousands)
             As reported                               $1,661                 $1,462                 $3,573                $4,414
             Accretion of issuance costs
                 and preferred stock dividends            132                                           158
                                                      ------------        ------------             -----------          -----------
             Net income attributable to
                 common stockholders                    1,529                  1,462                  3,415                 4,414
             Deduct:  Total stock-based
                 employee compensation
                 expense determined under
                 fair value based method
                 for all awards                           108                    133                    255                   307
                                                      -------------       -------------            ------------         -----------
             Pro forma                                 $1,421                 $1,329                 $3,160                $4,107
                                                      =============       =============            ============         ===========
      Basic earnings per share
             As reported                               $  .17                 $ .17                  $  .37                $  .50
                                                      -------------       -------------            ------------         -----------
             Pro forma                                 $  .16                 $ .15                  $  .35                $  .47
                                                      =============       =============            ============         ===========
      Diluted earnings per share
             As reported                               $  .16                 $ .16                  $  .35                $ .49
                                                      -------------       -------------            ------------         -----------
             Pro forma                                 $  .14                 $ .15                  $  .31                $ .45
                                                      =============       =============            ============         ===========


3.  INVENTORIES

    Inventories consist of (in thousands):

                                                October 10,           March 28,
                                                  2004                 2004
                                                -----------          ----------

  Food and beverage                              $2,385                 $2,090
  Supplies                                        3,840                  4,057
                                                -----------          ----------

                                                 $6,225                 $6,147
                                                ===========          ==========

4.  EARNINGS PER SHARE

    Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during each period. The diluted earnings per common share computation includes dilutive common share equivalents issued under the Company's various stock option plans and conversion rights of Series B
    Preferred Stock.




BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 10, 2004 AND OCTOBER 12, 2003
(UNAUDITED)


The following data shows the amounts (in thousands) used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                                          Three Periods Ended                           Seven Periods Ended
                                                    ---------------------------------            ---------------------------------
                                                    October 10,           October 12,            October 10,           October 12,
                                                      2004                  2003                   2004                  2003
                                                    -----------           -----------            -----------           -----------
      Net income                                      $1,661                 $1,462                 $3,573                $4,414
      Less:  Accretion of issuance costs and
          preferred stock dividends                      132                                           158
                                                    -----------           -----------            -----------           -----------
      Income for computation of basic
          earnings per common share                    1,529                  1,462                  3,415                 4,414
      Add:  Accretion of issuance costs and
          preferred stock dividends                      132                                           158
                                                    -----------           -----------            ------------          -----------
      Income for computation of diluted
          earnings per common share                   $1,661                 $1,462                 $3,573                $4,414
                                                    ===========           ===========            ============          ===========


                                                         Three Periods Ended                             Seven Periods Ended
                                                    ---------------------------------              --------- --- -----------------
                                                    October 10,           October 12,              October 10,         October 12,
                                                      2004                  2003                     2004                2003
                                                    -----------           -----------              -----------         -----------
      Weighted average number of
            common shares used in basic
            earnings per share                          9,154                  8,807                  9,151                 8,791
      Effect of dilutive securities:
            Stock options and warrants                    336                    313                    519                   271
            Series B Preferred Stock                      776                                           403
                                                     -----------           -----------             ------------        -----------
      Weighted average number of
            common shares and dilutive
            potential common stock used
            in diluted earnings per share              10,266                  9,120                 10,073                 9,062
                                                      ==========           ===========             ============        ===========

During the seven periods ended October 10, 2004 and October 12, 2003, stock options and warrants to purchase 1,227,000 and 1,502,000 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share since the effect would be considered antidilutive.




BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 10, 2004 AND OCTOBER 12, 2003
(UNAUDITED)


5.  RESTAURANT OPERATING EXPENSES

    Restaurant operating expenses consist of the following (in thousands):


                                                         Three Periods Ended                           Seven Periods Ended
                                                   ---------------------------------            ---------------------------------
                                                   October 10,           October 12,            October 10,           October 12,
                                                     2004                  2003                   2004                  2003
                                                   -----------           -----------            -----------           -----------

      Labor and related costs                       $16,994                $15,928                $40,144               $37,695
      Restaurant supplies                               920                    875                  2,169                 2,029
      Credit card discounts                             855                    741                  2,008                 1,813
      Utilities                                       1,279                  1,218                  2,837                 2,680
      Occupancy costs                                 2,860                  2,536                  6,710                 5,934
      Depreciation and amortization                   2,132                  1,875                  4,914                 4,228
      Other restaurant operating expenses             3,385                  3,131                  7,926                 7,408
                                                   -----------           -----------            -----------           ---------
      Total restaurant operating expenses           $28,425                $26,304                $66,708               $61,787
                                                   ===========           ===========            ===========           =========

6.  LONG-TERM DEBT

    The Company has borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan as well as a revolving line of credit facility. The line of credit facility allows us to borrow up to $15,000,000 through December 31, 2007 and at October 10, 2004, we had $12,500,000 available for borrowing. We also had a $1,000,000 letter of credit outstanding against such facility in connection with our workers compensation insurance program. At October 10, 2004, we had $10,750,000 outstanding under the term loan which is payable in quarterly installments of $750,000 through December 2004 and $833,333 thereafter until the term loan matures in December 2007. The interest rate at October 10, 2004 of both the line of credit and the term loan was 2.98%. We have the option to pay interest at Wachovia's prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and limit the payment of cash dividends.

    For the quarter ended October 10, 2004, the Company was not in compliance with a Consolidated EBITDA covenant of the Company's credit agreement with Wachovia. The Company received a waiver from Wachovia to cure its non-compliance on November 2, 2004 and has amended its credit agreement such that the Company expects to be in compliance through the end of the second quarter in fiscal 2006. There can be no assurance that such non-compliance will not occur in future periods or that if it does, the Company's lender will agree to waive any such non-compliance.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 10, 2004 AND OCTOBER 12, 2003
(UNAUDITED)


    As discussed above, for the quarter ended October 10, 2004, the Company was not in compliance with a Consolidated EBITDA covenant of the Company's credit facility. However, the aforementioned bank debt is classified in long-term liabilities on the Company's condensed consolidated balance sheet at October 10, 2004 since the Company has, on November 2, 2004, obtained a waiver for the Consolidated EBITDA covenant for the second quarter of fiscal year 2005 and has amended its credit agreement such that the Company expects to be in compliance through October 30, 2005. There can be no assurance that such non-compliance will not occur in future periods or that if it does, the Company's lender will agree to waive any such non-compliance.

    Subsequent to the issuance of the Company's fiscal year 2004 consolidated financial statements contained in the Company's Annual Report on Form 10-K, the Company determined that $18.5 million of bank debt previously classified in long-term liabilities should have been classified in current liabilities because the waiver of the Consolidated EBITDA covenant was extended only as of fiscal year-end rather than through the end of the year ending March 26, 2005. The Company's condensed consolidated balance sheet at March 28, 2004 has been restated from the amounts previously reported to reflect the appropriate classification of the bank debt at March 28, 2004. The Company also intends to file an amended Form 10-K for the year ended March 28, 2004 and Form 10-Q for the quarter ended July 18, 2004 to reflect the appropriate classification of the bank debt in its condensed consolidated balance sheets at March 28, 2004 and July 18, 2004, respectively.

7.  RELATED PARTY TRANSACTION

    John E. Abdo, a director of the Company, is a director and Vice Chairman of the Board of BFC Financial Corporation ("BFC") and is a significant shareholder of BFC. On July 1, 2004, the Company received $10,000,000, net of issuance costs of approximately $747,000, representing the funding of the first tranche of its sale of $20,000,000 aggregate principal amount of Series B Convertible Preferred Stock ("Series B Preferred Stock") from BFC. The Company has the option to issue another 400,000 shares of the Series B Preferred Stock from time to time during the two-year period commencing on June 8, 2005. The Series B Preferred Stock is convertible into Common Stock of the Company at a conversion price of $19.00 per share; subject to adjustment, carries a dividend of 5.0% payable in cash or additional Series B Preferred Stock, and will vote on an "as if converted" basis together with the Company's Common Stock on all matters put to a vote of the holders of Common Stock. In addition, under certain circumstances, the approval of a majority of the Series B Preferred Stock will be required for certain events outside the ordinary course of business.

    The holders of a majority of the outstanding Series B Preferred Stock will be entitled to nominate one director at all times and one additional director in the event that dividends are not paid for two consecutive quarters to the holders of the Series B Preferred Stock.

     The Company is obligated to redeem the Series B Preferred Stock at its original issue price on July 2, 2014, which date may be extended by the holders of a majority of the then-outstanding shares of Series B Preferred Stock to a date no later than July 2, 2024. The Company may pay the redemption in cash or, at its option, in shares of Common Stock valued at then-current market prices unless the aggregate market value of the Company's Common Stock and any other common equity is below $75.0 million. In addition, the Series B Preferred Stock may, at the Company's option, be redeemed in cash at any time beginning three years from the date of issue if the volume-weighted average price of the Common Stock exceeds $38.00 per share for sixty consecutive trading days.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 10, 2004 AND OCTOBER 12, 2003
(UNAUDITED)


8.  COMMITMENTS AND CONTINGENCIES

    In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period of July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the "Minority Stockholders") have a one-time option to sell their shares to the Company. In the event that the Minority Stockholders do not exercise their right to sell their shares, then the Company has a one-time option to purchase the shares of the Minority Stockholders between the period of October 1, 2005 and December 31, 2005. The price for both the put and call options will be determined based on a multiple of the defined cash flow measure for the acquired business. As of October 10, 2004, the price for both the put and call options at the purchase dates is not determinable as a number of unknown future factors could, either individually or in combination, cause material changes in the value of the put and call options.

    In connection with our acquisition of RA Sushi in 2002, the Company agreed to pay a base purchase price that consisted of $11.4 million along with the assumption of approximately $1.2 million of debt and other costs of $0.5 million. The purchase price also included additional contingent purchase price consideration to the sellers of the restaurants. The contingent amounts are payable upon the achievement of stipulated levels of operating earnings and revenues by the acquired restaurants over a three year period commencing with the end of fiscal 2004, and are not contingent on the continued employment of the sellers of the restaurants. For fiscal 2004 the contingent payment amounted to $652,000. The minimum contingent payment is not yet determinable for fiscal 2005. The Company accounts for the contingent payments as an addition to the purchase price.

    On July 2, 2004, Benihana of Tokyo, Inc. ("BOT"), which owns shares representing approximately 43.6% of the votes represented by the Company's outstanding Common Stock, commenced a lawsuit in the Court of Chancery of the State of Delaware against the Company, members of the Company's Board of Directors and BFC. The action, which purports to be brought both individually and derivatively on behalf of the Company, seeks temporary and permanent injunctive relief, monetary damages of $14.24 million for loss of value of the Company's Common Stock and from $9.48 million to $10.84 million for loss of an alleged control premium, and recovery of costs and expenses, in connection with the closing of the $20,000,000 sale of a new class of Series B Preferred Stock of the Company to BFC, a diversified holding company with operations in banking, real estate and other industries. John E. Abdo, a director of the Company, serves as a Vice Chairman, director, and is a significant shareholder of BFC. Among other relief sought, the action seeks rescission of the sale of the Series B Preferred Stock to BFC.


    The action alleges that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holdings in the Company. The trial for the action was commenced on November 9, 2004 and testimony was completed on November 15, 2004. All of the defendants have filed motions to dismiss the complaint, which has not yet been ruled upon by the court. The Company and its Board of Directors believe that the BFC financing was and is in the best interests of the Company and all of its shareholders, that there is no merit to the action brought by BOT, and have and intend to continue to vigorously defend and oppose the action. Based on the above discussion, the Company has not recorded a reserve balance for this lawsuit, but legal costs are being incurred to defend the Company and members of the Board of Directors. There can be no assurance that an adverse outcome of the litigation will not have a material adverse effect on the Company and its financial position.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Our revenues consist of sales of food and beverages at our restaurants and licensing fees from franchised restaurants. Cost of restaurant food and beverages sold represents the direct cost of the ingredients for the prepared food and beverages sold. Restaurant operating expenses consist of direct and indirect labor, occupancy costs, advertising and other costs that are directly attributed to each restaurant location. Restaurant opening costs include rent paid during the development period, as well as labor, training expenses and certain other pre-opening charges which are expensed as incurred.

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation, restaurant patronage and the average check amount. Expenses are additionally dependent upon commodity costs, average wage rates, marketing costs and the costs of interest and administering restaurant operations.

Revenues increased 8.8% in the current three periods and 7.8% in the current seven periods when compared to the corresponding periods a year ago. Net income increased 13.6% in the current three periods but decreased 19.1% in the current seven periods when compared to the corresponding periods a year ago. Earnings per diluted share remained constant in the current three periods and decreased 28.6% when compared to the corresponding seven periods a year ago. Revenues and net income increased in the current three periods due to increased sales as a result of a menu price and patronage increases and in spite of legal fees of approximately $655,000 related to the Benihana of Tokyo, Inc. litigation. Earnings per diluted share remained constant in the three periods as a result of increased restaurant operating profits offset by legal fees related to the Benihana of Tokyo, Inc. litigation and 12.7% greater number of common stock and equivalents outstanding during the current three periods compared to the equivalent period a year ago.

REVENUES

Three and seven periods ended October 10, 2004 compared to October 12, 2003 -- The amounts of sales and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables (in thousands).

                                              Three Periods Ended                           Seven Periods Ended
                                        -------------------------------               ---------------------------------
                                        October 10,         October 12,               October 10,           October 12,
                                          2004                2003                       2004                  2003
                                        -----------         -----------               -----------           -----------

Restaurant sales                         $47,801                $43,925               $112,735              $104,467
Franchise fees and royalties                 309                    310                    766                   870
                                        -----------         -----------               -----------           -----------
Total revenues                           $48,110                $44,235               $113,501              $105,337
                                        ===========         ============              ===========           ===========


                                               Three Periods Ended                           Seven Periods Ended
                                        -------------------------------               ---------------------------------
                                        October 10,         October 12,               October 10,           October 12,
                                          2004                2003                      2004                  2003
                                        -----------         ------------              -----------           -----------

Amount of change in total
     revenues from previous year          $3,875                 $2,277                 $8,164                $6,220
                                        -----------         ------------              -----------           -----------
Percentage of change from the
     previous year                          8.8%                   5.4%                   7.8%                  6.3%
                                        ===========         ============              ===========           ===========




BENIHANA INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Restaurant revenues increased for the three and seven periods ended October 10, 2004 compared to the corresponding periods a year ago. Restaurant sales increased from newly opened restaurants by $3.6 million for the current three periods and $7.7 million for the seven periods as compared to the corresponding periods a year ago. The increase in restaurant sales was attributable to positive comparable sales of $2.7 million in the current three periods and $4.2 million for the current seven periods when compared to the equivalent periods a year ago. Restaurant sales were also negatively impacted by temporary and permanent restaurant closures of $2.4 million for the current three periods and $3.9 million for the current seven periods when compared to the equivalent periods a year ago.

Comparable restaurant sales growth for restaurants opened longer than one year was 6.5% in the current three periods and 4.2% for the current seven periods compared to the equivalent periods a year ago. Comparable sales for the teppanyaki restaurants increased 6.4% and 3.6%, comparable sales for the Haru restaurants increased 4.1% and 5.1%, comparable sales for the RA Sushi restaurants increased 13.2% and 11.2% and for the one Doraku restaurant comparable sales increased 4.4% and 5.4% in the current three and seven periods, respectively, when compared to the equivalent periods a year ago.

Restaurant sales were positively affected by a 2 to 3% menu price increase instituted during the current three periods.

COSTS AND EXPENSES

Three and seven periods ended October 10, 2004 compared to October 12, 2003 --
The following table reflects the proportion that the various elements of costs and expenses bore to restaurant sales and the changes in amounts and percentage changes in amounts from the previous year's three and seven periods.

                                                 Three Periods Ended                          Seven Periods Ended
                                          --------------------------------              ---------------------------------
                                          October 10,          October 12,              October 10,           October 12,
                                            2004                 2003                     2004                  2003
                                          -----------          ------------             -----------           -----------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales              24.4%                  25.6%                  25.7%                 25.7%
Restaurant operating expenses                59.5%                  59.9%                  59.2%                 59.1%
Restaurant opening costs                      0.6%                   1.3%                   0.5%                  0.8%
Marketing, general and
      administrative expenses                10.4%                   8.4%                  10.0%                  8.3%


                                                Three Periods Ended                           Seven Periods Ended
                                          --------------------------------                ---------------------------------
                                          October 10,          October 12,                October 10,           October 12,
                                            2004                 2003                       2004                  2003
                                          -----------          -----------                -----------           -----------
AMOUNT OF CHANGE FROM
PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales             $  420                  $ 909                 $2,128                $2,490
Restaurant operating expenses               $2,121                  $ 467                 $4,921                $2,198
Restaurant opening costs                    $ (291)                 $ 474                 $ (280)               $  569
Marketing, general and
      administrative expenses               $1,252                  $ 316                 $2,570                $  533



BENIHANA INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                               Three Periods Ended                           Seven Periods Ended
                                         --------------------------------                ---------------------------------
                                         October 10,          October 12,                October 10,           October 12,
                                           2004                 2003                       2004                  2003
                                         -----------          -----------                -----------           -----------
PERCENTAGE CHANGE FROM
PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales              3.7%                   8.8%                   7.9%                 10.2%
Restaurant operating expenses                8.1%                   1.8%                   8.0%                  3.7%
Restaurant opening costs                   (49.3%)                408.6%                 (33.6%)               215.5%
Marketing, general and
      administrative expenses               33.9%                   9.3%                  29.5%                  6.5%

The cost of food and beverage sales increased in total dollar amount and decreased when expressed as a percentage of sales in the current three periods when compared to the corresponding periods in the prior year. The cost of food and beverage sales increased in total dollar amount and remained constant when expressed as a percentage of sales in the current seven periods when compared to the corresponding periods in the prior year. Costs of food and beverage sales, which are generally variable with sales, directly increased with changes in revenues for the three and seven periods ended October 10, 2004 as compared to the equivalent periods ended October 12, 2003. The decrease when expressed as a percentage of sales in the current three periods resulted from the aforementioned menu price increase coupled with relatively stable commodity prices.

Restaurant operating expenses increased in absolute amount in the three and seven periods and decreased in the three periods and increased slightly in the seven periods when expressed as a percentage of sales compared to the corresponding periods a year ago. The increase was due to occupancy costs and depreciation and amortization from the newly opened teppanyaki and RA Sushi restaurants and from capital expenditures made to existing restaurants which also increased depreciation and amortization in the current three and seven periods when compared to the equivalent periods. The decrease when expressed as a percentage of sales in the current three periods compared to the equivalent periods was a result of the aforementioned increase in sales leveraged against the fixed portion of restaurant operating expenses.

Restaurant opening costs decreased in the current three and seven periods ended October 10, 2004 compared to the prior year corresponding periods. The decrease is attributable to fewer restaurants in the development stage when pre-opening costs are incurred in the current three and seven periods when compared to the equivalent periods a year ago.

Marketing, general and administrative costs increased in absolute amount and when expressed as a percentage of sales in the current three and seven periods when compared to the equivalent periods a year ago. The increase is due to increased labor and related costs and professional fees. The increase in labor and related costs is attributable to additional corporate personnel hired to accommodate the Company's growth plans. The increase in professional fees is attributable to legal fees related to the Benihana of Tokyo, Inc. litigation, and to consulting fees related to planning and architectural design work for the construction and renovation program for the Company's teppanyaki concept and due to professional fees relating to Sarbanes-Oxley Section 404 compliance.

Interest expense decreased in the current three and seven periods when compared to the corresponding periods of the prior year. The decrease in the current three and seven periods was attributable to lower average borrowings outstanding in the current year compared to the equivalent periods a year ago.

Our effective income tax rate increased in the seven periods to 32.7% from 31.8% in the prior year's seven periods.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OUR FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source to fund our capital expenditures. Since we have accelerated our building program, we are relying more upon financing obtained from financial institutions and others. We have financed acquisitions principally through the use of borrowed funds.

We have borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan as well as a revolving line of credit facility. The line of credit facility allows us to borrow up to $15,000,000 through December 31, 2007 and at October 10, 2004, we had $12,500,000 available for borrowing. We also had a $1,000,000 letter of credit outstanding against such facility in connection with our workers compensation insurance program. At October 10, 2004, we had $10,750,000 outstanding under the term loan which is payable in quarterly installments of $750,000 through December 2004 and $833,333 thereafter until the term loan matures in December 2007. The interest rate at October 10, 2004 of both the line of credit and the term loan was 2.98%. We have the option to pay interest at Wachovia's prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and limit the payment of cash dividends.

For the quarter ended October 10, 2004, the Company was not in compliance with a Consolidated EBITDA covenant of the Company's credit agreement with Wachovia. The Company received a waiver from Wachovia to cure its non-compliance on November 2, 2004 and has amended its credit agreement such that the Company expects to be in compliance through the end of the second quarter in fiscal 2006. There can be no assurance that such non-compliance will not occur in future periods or that if it does, the Company's lender will agree to waive any such non-compliance.

Since restaurant businesses generally do not have large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses, including our own, operate with negative working capital.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

                                                        Seven Periods Ended
                                                     --------------------------
                                                     October 10,     October 12,
                                                       2004            2003
                                                     -----------     ----------

 Cash provided by operations                          $ 10,559        $  9,210
 Cash (used in) investing activities                   (11,251)        (10,062)
 Cash provided by financing activities                   1,286             518
                                                     -----------     ----------
 Increase (decrease) in cash and cash equivalents     $    594        $   (334)
                                                     ===========     ==========

During the current seven periods, the Company issued $10,000,000 in aggregate principal amount of the Series B Preferred Stock and received net proceeds of $9.3 million from the issuance. The Company has the option to issue an additional $10,000,000 in principal amount of the Series B Preferred Stock from time to time during the two-year period commencing on June 8, 2005.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


We have announced a major renovation program to approximately 20 of our teppanyaki restaurants which is expected to begin in the third quarter of fiscal 2005. We anticipate that the total cost of these renovations will range from $25 to $30 million over a three-year period. Our other future capital requirements depend on numerous factors, including market acceptance of our products, the timing and rate of expansion of our business, acquisitions, and other factors. We have increased our expenditures consistent with the development of the number of restaurants we build and we anticipate that our expenditures will continue to increase in the foreseeable future. We believe that the cash from operations and the funds available under our term loan and line of credit and future issuances of Series B Convertible Preferred Stock ("Series B Preferred Stock") pursuant to our agreement with BFC Financial Corporation will provide sufficient capital to fund our operations, restaurant renovation programs and restaurant expansion for at least the next twelve months.

Operating Activities

Cash provided by operations increased during the seven periods ended October 10, 2004 compared to the equivalent period in the previous year. The increase resulted mainly from the change in cash provided by operating assets and liabilities in the current seven periods when compared to the comparable period a year ago offset by a decrease in net income adjusted for depreciation and amortization.

Investing Activities

Expenditures for property and equipment increased during the seven periods ended October 10, 2004 from the prior comparable periods. The increase is attributable to increased capital expenditures for new restaurants in the current seven periods when compared to the equivalent periods a year ago.

Financing Activities

On July 1, 2004, the Company issued 400,000 shares of Series B Preferred Stock at $25.00 per share which resulted in net proceeds of $9.3 million. The Company has the option to issue another 400,000 shares of the Series B Preferred Stock from time to time during the two-year period commencing on June 8, 2005. The Series B Preferred Stock is convertible into Common Stock of the Company at a conversion price of $19.00 per share, subject to adjustment, carries a dividend of 5.0% payable in cash or additional Series B Preferred Stock and will vote on an "as if converted" basis together with the Company's Common Stock on all matters put to a vote of the holders of Common Stock. In addition, under certain circumstances, the approval of a majority of the Series B Preferred Stock will be required for certain events outside the ordinary course of business.

The holders of a majority of the outstanding Series B Preferred Stock will be entitled to nominate one director at all times and one additional director in the event that dividends are not paid for two consecutive quarters to the holders of the Series B Preferred Stock.

The Company is obligated to redeem the Series B Preferred Stock at its original issue price on July 2, 2014, which date may be extended by the holders of a majority of the then-outstanding shares of Series B Preferred Stock to a date no later than July 2, 2024. The Company may pay the redemption in cash or, at its option, in shares of Common Stock valued at then-current market prices unless the aggregate market value of the Company's Common Stock and any other common equity is below $75.0 million. In addition, the Series B Preferred Stock may, at the Company's option, be redeemed in cash at any time beginning three years from the date of issue if the volume-weighted average price of the Common Stock exceeds $38.00 per share for sixty consecutive trading days.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the current seven periods there were stock option exercises and warrants with cash proceeds to the Company of $463,000 as compared to $420,000 in the comparable period a year ago. Our total indebtedness decreased by $8,414,000 during the seven periods ended October 10, 2004. We paid down $2,250,000 of the term loan, $6,000,000 of the revolving line of credit and paid $164,000 under leases that are considered to be capital in nature.

Critical Accounting Policies

Our 2004 Annual Report on Form 10-K contains a description of the critical accounting policies of the Company, including property and equipment capitalization, impairment testing of long-lived assets and goodwill, estimated liabilities for employee health insurance and workers' compensation, and our estimation of certain components of our provision for income taxes. For the three and seven periods ended October 10, 2004, there were no material changes to these policies.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes. We have no derivative agreements as of October 10, 2004.

BENIHANA INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We purchase commodities such as chicken, beef, lobster and shrimp for our restaurants. The prices of these commodities may be volatile depending upon market conditions. We do not purchase forward commodity contracts because the changes in prices for them have historically been short-term in nature and, in our view, the cost of the contracts is in excess of the benefits.

Seasonality of Our Business

The Company has a 52/53-week fiscal year and divides the year into 13 periods. The Company's first fiscal quarter consists of 16 weeks, and the remaining three four-week quarters are 12 weeks each, except in the event of a 53-week year with the final quarter composed of 13 weeks. Because of the differences in length of these accounting periods, results of operations between the first quarter and the later quarters of a fiscal year are not comparable.

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

The Company has considered the restatement in this Form 10-Q and believes that its internal controls continue to be effective.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information


Item 1.         Legal Proceedings


On July 2, 2004, BOT, which owns shares representing approximately 43.6% of the Company's outstanding Common Stock, commenced a lawsuit in the Court of Chancery of the State of Delaware against the Company, members of the Company's Board of Directors and BFC Financial Corporation. The action, which purports to be brought both individually and derivatively on behalf of the Company, seeks temporary and permanent injunctive relief, and monetary damages of $14.24 million for loss of value of the Company's Common Stock and from $9.48 million to $10.84 million for loss of an alleged control premium, and recovery of costs and expenses, in connection with the closing of the $20,000,000 sale of a new class of Series B Preferred Stock of the Company to BFC Financial Corporation, a diversified holding company with operations in banking, real estate and other industries. John E. Abdo, a director of the Company, serves as a Vice Chairman, director, and is a significant shareholder of BFC. Among other relief sought, the action seeks rescission of the sale of the Series B Preferred Stock to BFC.


The action alleges that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holdings in the Company. The trial for the action was commenced on November 9, 2004 and testimony was completed on November 15, 2004. All of the defendants have filed motions to dismiss the complaint, which has not yet been ruled upon by the court. The Company and its Board of Directors believe that the BFC financing was and is in the best interests of the Company and all of its shareholders, that there is no merit to the action brought by BOT, and have and intend to continue to vigorously defend and oppose the action. There can be no assurance that an adverse outcome of the litigation will not have a material adverse effect on the Company and its financial condition.


Item 4.              Results of Vote of Security Holders

                     (a) We held our annual meeting of stockholders on September
                         28, 2004.

                     (b) The following directors were elected at the meeting:

                         Joel A. Schwartz, Kevin Y. Aoki and Lewis Jaffe

                         Other directors whose term of office continues after the meeting are set forth below:

                         Darwin C. Dornbush, John E. Abdo, Norman Becker, Max Pine, Robert B. Sturges and Taka Yoshimoto

                     (c) At the annual meeting, holders of our Common Stock
                         voted to elect two Class III directors for a term of three years and holders of our Class A Common Stock voted to elect a Class III director for a term of three years. In addition, holders of our Common Stock and Class A Common Stock, voting together as a single class, voted for the ratification of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending March 26, 2005.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information

                     At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set for the below:

                                                                                                          WITHHOLD        NON-
                     MATTER                               FOR               AGAINST        ABSTAIN        AUTHORITY       VOTES
                     ----------------------------------------------------------------------------------------------------------

                     Election of Directors:

                     Class III
                     Joel A. Schwartz                    4,073,943                                          657,737

                     Class III
                     Kevin Y. Aoki                       3,054,041                                           39,783

                     Class III
                     Lewis Jaffe                         1,735,306                                              100

                     Class III
                     Yoshihiro Sano                      1,358,418

                     Ratification of
                     Public Accountants:                 3,563,176           1,382          2,434

Item 6.         Exhibits and Reports on Form 8-K

                (a) On November 16, 2004 the Company filed a report on Form 8-K announcing its earnings press release for the second fiscal quarter ended October 10, 2004.

                (a)(i) On October 28, 2004 the Company filed a report on Form 8-K covering its press release announcing its second quarter sales and comparable sales results for the fiscal quarter ended October 10, 2004.

                (a)(ii) On October 15, 2004 the Company filed a report on Form 8-K disclosing a letter received from the staff of NASDAQ advising the Company that it had not satisfied NASDAQ Marketplace Rule 4350 (h) in connection with the recent issuance of the Series B Preferred Stock to BFC Financial Corporation and requesting that the Company submit a plan to "achieve and sustain compliance" in connection with the staff's review of the Company's eligibility for continued listing.

                (a)(iii) On October 7, 2004 the Company filed a report on Form 8-K disclosing the results of its 2004 Annual Meeting of Stockholders.

                (a)(iv) On August 24, 2004 the Company filed a report on Form 8-K announcing its earnings press release for the first fiscal quarter ended July 18, 2004.

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

                                       Benihana Inc.
                                       ---------------------------------------
                                       (Registrant)



Date:  November 24, 2004               /s/ Joel A. Schwartz
-------------------------              ---------------------------------------
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


Date:  November 24, 2004                      /s/ Joel A. Schwartz
                                              --------------------------------
                                               Joel A. Schwartz
                                               President and
                                               Chief Executive Officer
                                               and Director

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


Date:  November 24, 2004                /s/ Michael R. Burris
                                        --------------------------------------
                                         Michael R. Burris
                                         Senior Vice President -
                                         Finance and Chief Financial
                                         Officer

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Benihana Inc. (the "Company") on Form 10- Q for the period ended October 10, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel A. Schwartz, President and Chief Executive Officer and Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joel A. Schwartz
-------------------------------------
Joel A. Schwartz
President and
Chief Executive Officer
and Director

November 24, 2004

                                                                   Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Benihana Inc. (the "Company") on Form 10-Q for the period ended October 10, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael R. Burris, Senior Vice President - Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Michael R. Burris
--------------------------------------
Michael R. Burris
Senior Vice President -
Finance and Chief Financial
Officer

November 24, 2004