Form 10-Q/A
period 2004-10-10
BENIHANA INC
filed 2004-11-30
CIK 935226

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


 Common Stock $.10 par value, 2,992,979 shares outstanding at November 23, 2004


 Class A Common Stock $.10 par value, 6,161,475 shares outstanding at November 23, 2004

The Registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended October 10, 2004 because at March 28, 2004 the Registrant inadvertently listed an incorrect amount on the Balance Sheet under "Long-term debt - bank" in the amount of $18,500,000 instead of the correct amount of $0.

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information
ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share information)                                       October 10,              March 28,
                                                                                                2004                    2004
-----------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                                              (As restated,
Current Assets:                                                                                                      see Note 6)
     Cash and cash equivalents                                                              $    2,790              $    2,196
     Receivables                                                                                   800                     882
     Inventories                                                                                 6,225                   6,147
     Prepaid expenses                                                                            2,636                   2,426
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                            12,451                  11,651

Property and equipment, net                                                                    104,474                  98,219
Goodwill, net                                                                                   27,783                  27,783
Other assets                                                                                     4,767                   4,757
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $149,475                $142,410
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued expenses                                                     $22,371                $ 20,730
     Current maturity of bank debt                                                               3,250                  21,500
     Current maturities of obligations under capital leases                                        135                     273
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                       25,756                  42,503

Long-term debt - bank                                                                           10,000
Obligations under capital leases                                                                                            26
Deferred income taxes, net                                                                       1,433                   1,237
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                               37,189                  43,766

Commitments and contingencies (Note 8)

Minority interest                                                                                1,776                   1,414
Series B Mandatory Redeemable Convertible Preferred Stock -
     $1.00 par value; convertible into Common stock; authorized -
     5,000,000 shares; issued and outstanding - 400,000 at
     October 10, 2004 (Note 7)                                                                   9,271
Stockholders' Equity:
     Common stock - $.10 par value; convertible into Class A Common stock; authorized - 12,000,000 shares; issued and outstanding -
         2,992,979 and 3,134,979 shares, respectively                                              299                     313
     Class A Common stock - $.10 par value; authorized -
         20,000,000 shares; issued and outstanding -
         6,161,475 and 5,967,527 shares, respectively                                              616                     597
     Additional paid-in capital                                                                 51,361                  50,772
     Retained earnings                                                                          49,106                  45,691
     Treasury stock - 10,828 shares of Common and
         Class A Common stock at cost                                                             (143)                   (143)
-----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                     101,239                  97,230
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              $149,475                $142,410
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



Date:  November 30, 2004               /s/ Joel A. Schwartz
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


Date:  November 30, 2004                      /s/ Joel A. Schwartz
                                              --------------------------------
                                               Joel A. Schwartz
                                               President and
                                               Chief Executive Officer
                                               and Director

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


Date:  November 30, 2004                /s/ Michael R. Burris
                                        --------------------------------------
                                         Michael R. Burris
                                         Senior Vice President -
                                         Finance and Chief Financial
                                         Officer

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

November 30, 2004

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

November 30, 2004