Form 10-K/A
period 2004-03-28
BENIHANA INC
filed 2004-12-14
CIK 935226

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

EXPLANATORY NOTE
----------------
The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 28, 2004 to restate the classification of bank debt included in the consolidated balance sheet at March 28, 2004 from long-term to current as described in Note 10 of the consolidated financial statements included in Item 8, to make conforming corrections to Management's Discussion and Analysis of Financial Condition and Results of Operation included in Item 7 and the discussion of Controls and Procedures included in Item 9.A.

                                     PART II



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Condition and Results of Operations

As discussed in Note 10, the consolidated balance sheet at March 28, 2004 has been restated to reflect the Company's long-term debt balance as a current liability. The following Management`s Discussion and Analysis of Financial Condition and Results of Operations reflects the changes resulting from the restatement.

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

                                                                                    Fiscal year ended
                                                                 -----------------------------------------------
                                                                            2004           2003            2002
                                                                 -----------------------------------------------
  Cost as a percentage of restaurant sales:
  Cost of food and beverage sales                                          25.6%           24.6%           25.1%
  Restaurant operating expenses                                            58.6%           59.5%           58.6%
  Restaurant opening costs                                                   .9%             .3%             .7%
  Marketing, general and administrative expenses                            8.1%            8.3%            7.9%

  Amount of change from prior year:
  Cost of food and beverage sales                                         $5,255          $3,428         $ (547)
  Restaurant operating expenses                                            6,290          12,018          10,280
  Restaurant opening costs                                                 1,360           (743)           (225)
  Marketing, general and administrative expenses                             850           2,139           (317)
  Interest expense, net                                                     (71)           (462)           (243)


  Percentage increase or (decrease) from prior year:
  Cost of food and beverage sales                                          11.4%            8.0%          (1.3%)
  Restaurant operating expenses                                             5.6%           12.1%           11.5%
  Restaurant opening costs                                                280.4%         (60.5%)         (15.5%)
  Marketing, general and administrative expenses                            5.5%           16.0%          (2.3%)
  Interest expense, net                                                  (13.4%)         (46.7%)         (19.7%)

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

For the quarter ended March 28, 2004, the Company was not in compliance with a Consolidated EBITDA covenant of the Company's credit agreement with Wachovia. The Company received a waiver from Wachovia to cure its noncompliance on May 25, 2004.

Subsequent to the issuance of the Company's fiscal year 2004 consolidated statements contained in the Company's Annual Report on Form 10-K for the year ended March 28, 2004, the Company determined that $18.5 million of bank debt previously classified in long-term liabilities should have been classified in current liabilities because the waiver of the Consolidated EBITDA covenant contained in the credit agreement was extended only as of fiscal year-end rather than through the end of the year ending March 27, 2005. Accordingly, the Company's consolidated balance sheet at March 28, 2004 has been restated from the amounts previously reported to reflect the appropriate classification of the bank debt at March 28, 2004. The Company received a waiver for the Consolidated EBITDA covenant as of the end of its fiscal quarters ended July 18, 2004 and October 10, 2004 and the Company and Wachovia amended the credit agreement on November 19, 2004, such that the Company believes that it will be in compliance with the covenant through October 30, 2005.

Since restaurant businesses generally do not need relatively large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses have deficiencies in working capital.

The following table summarizes the sources and uses of cash (in thousands).

                                                         Fiscal year ended
                                              ---------------------------------
                                                       2004              2003
                                              ---------------------------------
    Cash provided by operations                       $20,449          $18,279
    Cash (used in) investing activities               (22,042)         (38,782)
    Cash provided by financing activities               1,490           17,740
                                              ---------------------------------
    Decrease in cash                                    ($103)         ($2,763)
                                              ---------------------------------

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

Contractual obligations and commitments (in thousands):

----------------------------------------------------------------------------------------------------------------------------------
                                       Total           2005           2006           2007          2008        2009     Thereafter
----------------------------------------------------------------------------------------------------------------------------------
  Long-term debt obligations (1)      $21,500         $3,000         $3,333         $4,167       $11,000           -           -
  Capital lease obligations               299            273             26              -             -           -           -
  Operating lease obligations         116,849          8,674          9,008          8,728         8,675       8,756      73,008
  Other liabilities (2)                   652            652              -              -             -           -           -
----------------------------------------------------------------------------------------------------------------------------------
  Total                              $139,300        $12,599        $12,367         12,895       $19,675      $8,756     $73,008
----------------------------------------------------------------------------------------------------------------------------------

(1) All amounts outstanding under the Company's credit agreement with Wachovia have been restated to be classified as a current liability.

(2) Contingent payment from RA Sushi acquisition.

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

Item 7.A.  Quantitative and Qualitative Disclosures About Market Risks
           -----------------------------------------------------------

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

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share information)

                                                            March 28,          March 30,         March 31,
Fiscal year ended                                            2004               2003               2002
---------------------------------------------------------------------------------------------------------------------------------


Revenues

Restaurant sales                                            $201,335          $187,913         $170,051
Franchise fees and royalties                                   1,628             1,331            1,456
---------------------------------------------------------------------------------------------------------------------------------
Total revenues                                               202,963           189,244          171,507
---------------------------------------------------------------------------------------------------------------------------------

Costs and Expenses

Cost of food and beverage sales                               51,437            46,182            42,754
Restaurant operating expenses                                118,015           111,725            99,707
Restaurant opening costs                                       1,845               485             1,228
Marketing, general and administrative expenses                16,362            15,512             13,373
Impairment charge                                                                                     438
---------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                     187,659           173,904            157,500
---------------------------------------------------------------------------------------------------------------------------------

Income from operations                                        15,304            15,340             14,007
Interest expense, net                                            457               528                990

---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest              14,847            14,812             13,017
Income tax provision                                           4,965             4,862              4,088
---------------------------------------------------------------------------------------------------------------------------------

Income before minority interest                                9,882             9,950              8,929
Minority interest                                                643               477                100
---------------------------------------------------------------------------------------------------------------------------------

Net Income                                                    $9,239            $9,473             $8,829
---------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share

Basic earnings per common share (1)                            $1.04             $1.08              $1.16
Diluted earnings per common share (1)                          $1.01             $1.01              $1.11
---------------------------------------------------------------------------------------------------------------------------------

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

See notes to consolidated financial statements



BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)
                                                                                March 28,                 March 30,
                                                                                  2004                      2003
---------------------------------------------------------------------------------------------------------------------------------
Assets                                                                        (As restated)
Current Assets:
     Cash and cash equivalents                                                   $2,196                     $2,299
     Receivables                                                                    882                        626
     Inventories                                                                  6,147                      5,328
     Prepaid expenses                                                             2,426                      2,236
---------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                             11,651                     10,489

Property and equipment, net                                                      98,219                     84,482
Deferred income taxes, net                                                                                   1,172
Goodwill, net                                                                    27,783                     27,131
Other assets                                                                      4,757                      5,207
---------------------------------------------------------------------------------------------------------------------------------
                                                                               $142,410                   $128,481
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued expenses                                      $20,730                    $19,407
     Current maturity of bank debt                                               21,500                      3,000
     Current maturities of obligations
          under capital leases                                                      273                        373
---------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                        42,503                     22,780

Long-term debt - bank                                                                                       19,000
Obligations under capital leases                                                     26                        299

Minority Interest                                                                 1,414                        771
Deferred income taxes, net                                                        1,237
Commitments and Contingencies (Notes 9 and 12)
Stockholders' Equity:
     Common stock - $.10 par value; convertible into Class
         A Common stock; authorized - 12,000,000 shares;
         issued and outstanding - 3,134,979 and 3,184,479
         shares in 2004 and 2003, respectively                                      313                        318
     Class A Common stock - $.10 par value; authorized -
         20,000,000 shares; issued and outstanding -
         5,967,527 and 5,595,084 shares in 2004 and 2003,
         respectively                                                               597                        560
     Additional paid-in capital                                                  50,772                     48,444
     Retained earnings                                                           45,691                     36,452
     Treasury stock - 10,828 shares of Common stock
         at cost                                                                   (143)                      (143)
---------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       97,230                     85,631
---------------------------------------------------------------------------------------------------------------------------------
                                                                               $142,410                   $128,481
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



BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share information)                                   March 28,      March 30,      March 31,
Fiscal year ended                                                            2004           2003           2002
---------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
     Net income                                                             $9,239             $9,473        $8,829
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                        8,657              7,375         5,898
        Minority interest                                                      643                477           100
        Deferred income taxes                                                2,409                791         1,010
        Issuance of Common stock for incentive compensation                                         3
        Loss on disposal of assets                                             154                120           207
        Write-down of impaired assets                                                                           438
        Change in operating assets and liabilities that provided
        (used) cash:
          Receivables                                                         (256)               364          (256)
          Inventories                                                         (819)            (1,085)            52
          Prepaid expenses                                                    (190)               351        (1,408)
          Other assets                                                         (59)              (431)         (228)
          Accounts payable and accrued expenses                                671                841            589
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                   20,449             18,279         15,231
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
     Business acquisition, net of cash acquired                                               (11,353)
     Expenditures for property and equipment                               (22,038)           (27,418)       (13,944)
     Other                                                                      (4)               (11)           (15)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (22,042)           (38,782)       (13,959)
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
     Dividends paid on preferred stock                                                                            (5)
     Proceeds from issuance of long-term debt                               17,400             34,800         15,000
     Repayment of long-term debt and obligations under capital leases      (18,270)           (19,502)       (24,344)
     Proceeds from issuance of Class A Common stock                                                           10,617
     Proceeds from issuance of Common stock and Class A
         Common stock under exercise of options and warrants                 2,198              1,929          1,235
     Tax benefit from stock option and warrant exercise                        162                517            352
     Purchase of treasury stock                                                                    (4)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    1,490             17,740          2,855
---------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                          (103)            (2,763)         4,127
Cash and cash equivalents, beginning of year                                 2,299              5,062            935
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                      $2,196             $2,299         $5,062
---------------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
Cash paid during the fiscal year for:
     Interest                                                                 $484               $423         $1,030
     Income taxes                                                           $2,305             $3,055         $3,831
Business acquisitions, net of cash acquired:
     Fair value of assets acquired, other than cash                                            $2,346
     Liabilities assumed                                                                       (1,646)
     Purchase price in excess of the net assets acquired                                       10,653
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              $11,353
---------------------------------------------------------------------------------------------------------------------------------

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

                                                   March 28,             March 30,           March 31,
                                                     2004                  2003                2002
                                                ----------------      ----------------      --------------

         Net Income
               As reported                          $9,239                $9,473              $8,829
         Add:  Stock based compensation cost
               included in net income                                                                    3
         Less:  Total stock based employee
               compensation expense
               determined under fair value
               based method for all awards             564                   754                 606
                                                ----------------      ----------------      --------------
               Pro forma                            $8,675                $8,722              $8,223
                                                ================      ================      ==============
         Basic earnings per share
               As reported                           $1.04                 $1.08               $1.16
                                                ================      ================      ==============
               Pro forma                             $ .98                 $1.00               $1.08
                                                ================      ================      ==============
         Diluted earnings per share
               As reported                           $1.01                 $1.01               $1.11
                                                ================      ================      ==============
               Pro forma                              $.95                  $.93               $1.03
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
                                      ==================         ===============





5.         PROPERTY AND EQUIPMENT

                Property and equipment consist of (in thousands):

                                                                                        March 28,                    March 30,
                                                                                          2004                         2003
                                                                                  -------------------           ----------------


                Land                                                                         $12,324                   $ 11,159
                Buildings                                                                     27,142                     21,717
                Leasehold improvements                                                        79,417                     66,102
                Restaurant furniture, fixtures, and equipment                                 27,526                     25,161
                Restaurant facilities and equipment under
                     Capital leases                                                            7,040                      7,040
                                                                                  -------------------           ----------------
                                                                                             153,449                    131,179
                Less accumulated depreciation and amortization (including
                     accumulated amortization of restaurant facilities and
                     equipment under Capital leases of $6,933 and $6,792 in 2004
                     and 2003, respectively)                                                  59,653                     53,027
                                                                                                                ----------------
                                                                                  -------------------
                                                                                                                         78,152
                                                                                              93,796
                Construction in progress                                                       4,423                      6,330
                                                                                  -------------------           ----------------

                                                                                             $98,219                   $ 84,482
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
                                                                                  ==================            ===============





7.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                Accounts payable and accrued expenses consist of (in thousands):

                                                                    March 28,                   March 30,
                                                                      2004                        2003
                                                              -------------------          -----------------

                Accounts payable                                          $5,298                     $6,129
                Accrued payroll, incentive
                     compensation and related taxes                        3,864                      3,867
                Accrued health insurance costs                               808                        840
                Sales taxes payable                                        1,138                      1,178
                Unredeemed gift certificates                               1,383                      1,161
                Accrued percentage rent                                    1,015                      1,078
                Accrued property taxes                                       581                        623
                Straight-line rent accrual                                 1,967                      1,531
                Other accrued operating expenses                           4,676                      3,000
                                                              -------------------          -----------------

                                                                         $20,730                    $19,407
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





                The amounts of operating and capital lease obligations are as follows (in thousands):

                                                                             Operating           Capital
                                                                               Leases            Leases
                                                                         ---------------    ---------------
                Fiscal year ending:
                2005                                                             $8,674               $289
                2006                                                              9,008                 26
                2007                                                              8,728
                2008                                                              8,675
                2009                                                              8,756
                Thereafter                                                       73,008
                                                                         ---------------    ---------------
                Total minimum lease payments                                   $116,849               $315
                                                                         ===============
                Less amount representing interest                                                       16
                                                                                            ---------------
                Total obligations under capital leases                                                 299
                Less current maturities                                                                273
                                                                                            ---------------
                Long-term obligations under capitalized
                    leases at March 28, 2004                                                           $26
                                                                                            ===============


                Rental expense consists of (in thousands):

                                                                             March 28,          March 30,        March 31,
                                                                               2004               2003             2002
                                                                         ----------------------------------------------------

                Minimum rental commitments                                       $9,711             $8,191            $7,804
                Rental based on percentage of sales                               2,324              2,404             2,273
                                                                         ----------------------------------------------------
                                                                                $12,035            $10,595           $10,077
                                                                         ====================================================

10.        LONG-TERM DEBT

                Long-term debt consists of (in thousands):
                                                                                     March 28,                 March 30,
                                                                                       2004                      2003
                                                                               ------------------       -------------------
                Term loan - bank                                                         $13,000                   $16,000
                Revolving line of credit - bank                                            8,500                     6,000
                                                                               ------------------       -------------------
                                                                                          21,500                    22,000
                Less current portion                                                      21,500                     3,000
                                                                               ------------------
                                                                                                        -------------------
                                                                                           $   -                   $19,000
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

                For the quarter ended March 28, 2004, the Company was not in compliance with a Consolidated EBITDA covenant of the Company's credit agreement with Wachovia. The Company received a waiver from Wachovia to cure its noncompliance on May 25, 2004.





                Subsequent to the issuance of the Company's fiscal year 2004 consolidated financial statements contained in the Company's
                Annual Report on Form 10-K for the year ended March 28, 2004, the Company determined that $18.5 million of bank debt previously classified in long-term liabilities should have been classified in current liabilities because the waiver of the Consolidated EBITDA covenant contained in the credit agreement was extended only as of fiscal year-end rather than through the end of the year ending March 27, 2005. Accordingly, the Company's consolidated balance sheet at March 28, 2004 has been restated from the amounts previously reported to reflect the appropriate classification of the bank debt at March 28, 2004.
                The Company received a waiver for the Consolidated EBITDA covenant as of the end of its fiscal quarters ended July 18, 2004 and October 10, 2004 and on November 19, 2004, the Company and Wachovia amended this credit agreement such that the Company believes that it will be in compliance with the covenant through October 30, 2005.

                Scheduled principal maturities of long-term debt obligations at March 28, 2004 are as follows:

                Fiscal year ending
                2005                               $3,000
                2006                                3,333
                2007                                4,167
                2008                               11,000
                                             ------------------
                Total                             $21,500
                                             ==================

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

           The net deferred tax asset (liability) consists of (in thousands):

                                                        March 28, 2004                                March 30, 2003
                                               Assets      Liabilities       Total         Assets        Liabilities     Total
           ----------------------------------------------------------------------------------------------------------------------
           Amortization of gain                 $847                          847            887                          887
           Tax loss carryforwards                301                          301            733                          733
           Capital leases                        123             46            77            309            129           180
           Income tax credits                  1,383                        1,383            790                          790
           Gift certificates                     554                          554            464                          464
           Deferred compensation                 296                          296            241                          241
           Accelerated depreciation
                for tax purposes                              3,307        (3,307)                        1,151        (1,151)
           Smallware inventory                                  764          (764)                          705          (705)
           Non-compete and
                severance agreement                             399          (399)                          361          (361)
           Goodwill                                             379          (379)                           94           (94)
           Other                                 166             12           154            195              7            188

                                          ---------------------------------------------------------------------------------------
           Total asset (liability)            $3,670         $4,907       ($1,237)         $3,619        $2,447         $1,172
                                          =======================================================================================

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





           The income tax provision consists of (in thousands):
                                                                        March 28,       March 30,        March 31,
           Fiscal year ended                                              2004            2003             2002
           -----------------------------------------------------------------------------------------------------------
           Current:
               Federal                                                    $1,876         $2,826            $2,069
               State                                                         680          1,245            1,009
           Deferred:
               Federal and State                                           2,409              791           1,010
                                                                  ----------------------------------------------------

           Income tax provision                                           $4,965         $4,862            $4,088
                                                                  ====================================================






           The income tax provision differed from the amount computed at the statutory rate as follows (in thousands):

                                                                        March 28,       March 30,        March 31,
           Fiscal year ended                                              2004            2003             2002
           -------------------------------------------------------------------------------------------------------------
           Federal income tax provision at statutory rate of 34%          $5,057         $4,917            $4,421
           State income taxes, net of federal benefit                        899            822               663
           Tax credits, net                                               (1,026)        (1,000)             (893)
           Other                                                              35            123              (103)
                                                                    ----------------------------------------------------

           Income tax provision                                           $4,965         $4,862            $4,088
                                                                    ====================================================

           Effective income tax rate                                       35.0%          33.9%             31.6%
                                                                    ====================================================


12.        COMMITMENTS AND CONTINGENCIES

           Acquisitions - In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period of July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the "Minority Stockholders") shall have a one-time option to sell their shares to the Company. Provided that the Minority Stockholders do not exercise their right to sell their shares, then the Company has a one-time option to purchase the shares of the Minority Stockholders between the period of October 1, 2005 and December 31, 2005. The price for both the put and call options will be determined based on a defined cash flow measure for the acquired business. The fair value of the put and call options was insignificant as of March 28, 2004.

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

           The following table summarizes information about fixed-price stock options outstanding at March 28, 2004:

                                                     Options Outstanding                              Options Exercisable
                                        --------------------------------------------------        ------------------------------
                                                             Weighted-
                                                              Average         Weighted                               Weighted
           Ranges of                                         Remaining         Average                                Average
           Exercise                                         Contractual       Exercise                                Exercise
           Prices                            Number            Life            Price                  Number          Price
           ---------------------------------------------------------------------------------------------------------------------
            $6.14     -      $7.44           344,021        5.8                 $7.07                  344,021         $7.07
             7.83     -       8.31            73,564        2.9                  7.96                   73,564          7.96
             9.89     -      10.65           456,071        4.0                 10.35                  456,071         10.35
            11.03     -      16.78           853,797        7.2                 13.34                  687,880         13.13
                                        -----------------                                         ----------------
                                           1,727,453                                                 1,561,536
                                        =================                                         ================


           Transactions under the above plans for the years ended are as follows:

                                                                      March 28,         March 30,         March 31,
                                                                        2004              2003              2002
           ---------------------------------------------------------------------------------------------------------
           Balance, beginning of year                                 1,762,709         1,435,046         1,426,938
           Issued from stock dividend                                                     216,028
           Granted                                                       85,000           300,000           220,000
           Canceled                                                                                        (28,813)
           Expired                                                      (4,313)             (500)          (29,673)
           Exercised                                                  (115,943)         (187,865)         (153,406)
                                                              ------------------------------------------------------

           Balance, end of year                                       1,727,453         1,762,709         1,435,046
                                                              ======================================================

           Weighted average fair value of options
               granted during year                                        $4.15             $5.47             $2.48



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

           The Company has been advised that on or about June 10, 2004, three of the four trustees of the trust which owns Benihana of Tokyo, Inc. ("BOT"), a privately held company which owns 50.9% of the Company's outstanding Common Stock, intend to cause BOT to adopt resolutions declaring that this equity financing transaction is not in the best interest of BOT and authorizing BOT to commence a lawsuit against the Company and certain members of its Board of Directors with respect to the financing. The Company believes that the financing complies with all applicable legal and regulatory requirements and believes there is no basis for a threatened suit. However there can be no assurance that such claim might not frustrate or delay the consummation of such financing or result in a claim for damages.

           Item 9.A.  Controls and Procedures
                      -----------------------

           We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, notwithstanding the restatement for the reclassification of the Company's bank debt from long-term debt to current liabilities, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report in timely alerting them as to material information relating to our company (including our consolidated subsidiaries) required to be included in this Annual Report.

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

As discussed in Note 10, the consolidated balance sheet at March 28, 2004 has been restated to reflect the Company's long-term debt balance as a current liability.






Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
June 11, 2004, November 24, 2004 as to the effects of the restatement described in Note 10

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No.'s 333-33880, 333-63783 and 333-13973 of Benihana Inc. on Forms S-8 of our report dated June 11, 2004, November 24, 2004 as to the effects of the restatement described in Note 10, appearing in this Annual Report on Form 10-K/A of Benihana Inc. for the year ended March 28, 2004.


Deloitte & Touche LLP

Miami, Florida
December 14, 2004

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No.'s 333-83585 and 333-13977 of Benihana Inc. on Forms S-3 of our report dated June 11, 2004, November 24, 2004 as to the effects of the restatement described in
Note 10, appearing in this Annual Report on Form 10-K/A of Benihana Inc. for the year ended March 28, 2004 and to the reference to us under the heading "Experts" in such Registration Statements.


Deloitte & Touche LLP

Miami, Florida
December 14, 2004

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

December 14, 2004

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


/s/ Michael R. Burris
-------------------------------
Michael R. Burris
Chief Financial Officer

December 14, 2004

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

December 14, 2004

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


/s/ Michael R. Burris
--------------------------------
Michael R. Burris
Chief Financial Officer

December 14, 2004

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    December 14, 2004                BENIHANA INC.

By:  /s/ Joel A. Schwartz
   -----------------------------------
      Joel A. Schwartz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the registrant and in the capacities indicated.

Signature                                           Title                                         Date
---------                                           -----                                         -----

   /s/ Joel A. Schwartz                             President and                                 December 14, 2004
----------------------------------
    Joel A. Schwartz                                Director (Principal
                                                    Executive Officer)

   /s/ Taka Yoshimoto                               Executive Vice President -                    December 14, 2004
---------------------------------
    Taka Yoshimoto                                  Restaurant Operations
                                                       and Director

   /s/ Michael R. Burris                            Senior Vice President of                      December 14, 2004
---------------------------------
    Michael R. Burris                               Finance and Treasurer -
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)

   /s/ Kevin Y. Aoki                                Vice President -                              December 14, 2004
----------------------------------
    Kevin Y. Aoki                                   Marketing and Director

   /s/ Juan C. Garcia                               Vice President - Controller                   December 14, 2004
----------------------------------
    Juan C. Garcia

   /s/ Darwin C. Dornbush                           Secretary and Director                        December 14, 2004
----------------------------------
    Darwin C. Dornbush

   /s/ John E. Abdo                                 Director                                      December 14, 2004
-----------------------------------
    John E. Abdo

   /s/ Norman Becker                                 Director                                     December 14, 2004
-----------------------------------
    Norman Becker

   /s/ Max Pine                                      Director                                     December 14, 2004
-----------------------------------
    Max Pine

   /s/ Robert B. Sturges                             Director                                     December 14, 2004
-----------------------------------
    Robert B. Sturges

   /s/ Yoshihiro Sano                                Director                                     December 14, 2004
-----------------------------------
    Yoshihiro Sano