Form 10-Q/A
period 2004-07-18
BENIHANA INC
filed 2004-12-14
CIK 935226

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

                           Commission File No. 0-26396

                                  Benihana Inc.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                              65-0538630
 ---------------------------------------       ----------------------------
     (State or other jurisdiction of             (I.R.S. Employer
      Incorporation or organization)            Identification No.)


          8685 Northwest 53rd Terrace, Miami, Florida             33166
 ----------------------------------------------------------    ------------
            (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code:  (305) 593-0770
                                                          ---------------------

                                      None
 ------------------------------------------------------------------------------
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

           Common Stock $.10 par value, 2,992,979 shares outstanding at August 26, 2004

           Class A Common Stock $.10 par value, 6,161,475 shares outstanding at August 26, 2004

EXPLANATORY NOTE
----------------
The Registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended July 18, 2004 to restate the classification of bank debt included in the consolidated balance sheets at July 18, 2004 and March 28, 2004 from long-term to current as described in Note 6 of the consolidated financial statements included in Item 1 and to make conforming corrections to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 and the discussion of Controls and Procedures included in Item 4.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FOUR PERIODS ENDED JULY 18, 2004





TABLE OF CONTENTS
                                                                       PAGE

PART I -   Financial Information

                Item 1.  Financial Statements - unaudited

                   Condensed Consolidated Balance Sheets (unaudited)
                       at July 18, 2004 and March 28, 2004               1

                   Condensed Consolidated Statements of Earnings
                       (unaudited) for the Four Periods Ended
                       July 18, 2004 and July 20, 2003                   2

                   Condensed Consolidated Statement of Stockholders'
                       Equity (unaudited) for the Four Periods Ended
                       July 18, 2004                                     3

                   Condensed Consolidated Statements of Cash Flows
                       (unaudited) for the Four Periods Ended
                       July 18, 2004 and July 20, 2003                   4

                   Notes to Condensed Consolidated Financial Statements
                       (unaudited)                                       5 - 9

                Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations     10 - 15

                Item 4.  Controls and Procedures                         15

                Signature                                                16

                Certifications                                           17 - 20

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information
ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share information)                                        July 18,                 March 28,
                                                                                                2004                    2004
---------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                     (As restated,           (As restated,
Current Assets:                                                                             see Note 6)             see Note 6)
     Cash and cash equivalents                                                                $ 3.285                 $ 2,196
     Receivables                                                                                  816                     882
     Inventories                                                                                6,300                   6,147
     Prepaid expenses                                                                           2,196                   2,426
---------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                           12,597                  11,651

Property and equipment, net                                                                   100,717                  98,219
Goodwill, net                                                                                  27,783                  27,783
Other assets                                                                                    4,903                   4,757
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             $146,000                $142,410
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued expenses                                                   $ 22,314                $ 20,730
     Current maturity of bank debt                                                             11,500                  21,500
     Current maturities of obligations under capital leases                                       203                     273
---------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                      34,017                  42,503

Obligations under capital leases                                                                    3                      26
Deferred income taxes, net                                                                      1,391                   1,237
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                              35,411                  43,766

Commitments and contingencies (Note 8)

Minority interest                                                                               1,626                   1,414
Series B Mandatory Redeemable Convertible Preferred Stock -
     $1.00 par value; convertible into Common stock; authorized -
     5,000,000 shares; issued and outstanding - 400,000 at
     July 18, 2004 (Note 7)                                                                     9,253
Stockholders' Equity:
     Common stock - $.10 par value; convertible into Class
         A Common stock; authorized - 12,000,000 shares;
         issued and outstanding - 2,992,979 and 3,134,979
         shares, respectively                                                                     299                     313
     Class A Common stock - $.10 par value; authorized -
         20,000,000 shares; issued and outstanding -
         6,161,475 and 5,967,527 shares, respectively                                             616                     597
     Additional paid-in capital                                                                51,361                  50,772
     Retained earnings                                                                         47,577                  45,691
     Treasury stock - 10,828 shares of Common and
         Class A Common stock at cost                                                            (143)                   (143)
---------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                     99,710                  97,230
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             $146,000                $142,410
---------------------------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements



BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)

                                                                                   Four Periods Ended
                                                                           --------------------------------------------
                                                                               July 18,             July 20,
                                                                                2004                 2003
-----------------------------------------------------------------------------------------------------------------------
Revenues
Restaurant sales                                                                $64,934             $60,542
Franchise fees and royalties                                                        457                 560
-----------------------------------------------------------------------------------------------------------------------
Total revenues                                                                   65,391              61,102
-----------------------------------------------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                                                  17,279              15,571
Restaurant operating expenses                                                    38,283              35,484
Restaurant opening costs                                                            254                 243
Marketing, general and administrative expenses                                    6,331               5,013
------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                         62,147              56,311
------------------------------------------------------------------------------------------------------------------------

Earnings from operations                                                          3,244               4,791
Interest expense, net                                                               114                 148

------------------------------------------------------------------------------------------------------------------------
Earnings from operations before income taxes and minority interest                3,130               4,643
Income tax provision                                                              1,006               1,502
------------------------------------------------------------------------------------------------------------------------

Earnings before minority interest                                                 2,124               3,141
Minority interest                                                                   212                 189
------------------------------------------------------------------------------------------------------------------------

Net Income                                                                      $ 1,912             $ 2,952
Less:  Preferred Stock dividends                                                     26                   0
------------------------------------------------------------------------------------------------------------------------

Net income attributable to common stockholders                                  $ 1,886             $ 2,952
------------------------------------------------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                                                 $   .21             $   .34
Diluted earnings per common share                                               $   .20             $   .33
------------------------------------------------------------------------------------------------------------------------

Number of restaurants at end of period                                               70                  64

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
-----------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements




BENIHANA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands, except share information)                                           Four Periods Ended
                                                                        -------------------------------------------
                                                                                July 18,             July 20,
                                                                                 2004                 2003
--------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                      $  1,912            $  2,952
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                                 2,844               2,460
     Minority interest                                                               212                 189
     Deferred income taxes                                                           154                 132
     Issuance of Class A common stock for incentive compensation                       7
     Loss on disposal of assets                                                      160                  40
     Change in operating assets and liabilities that provided (used) cash:
                  Receivables                                                         66                (238)
                  Inventories                                                       (153)               (482)
                  Prepaid expenses                                                   230                 714
                  Other assets                                                      (259)                  47
                  Accounts payable and accrued expenses                            1,584                  550
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          6,757               6,364
---------------------------------------------------------------------------------------------------------------------
Investing Activities:
Expenditures for property and equipment                                           (5,389)             (4,261)
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (5,389)             (4,261)
---------------------------------------------------------------------------------------------------------------------
Financing Activities:
Borrowings under revolving line of credit                                            500               2,300
Proceeds from issuance of Series B Preferred Stock, net                            9,253
Proceeds from issuance of common stock under exercise of
   stock options and warrants                                                        463                  67
Tax benefit from stock option exercises                                              124
Repayment of long-term debt and obligations under capital leases                 (10,593)              (5,944)
Dividends on Series B Preferred stock                                                (26)
---------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                               (279)             (3,577)
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               1,089              (1,474)
Cash and cash equivalents, beginning of year                                       2,196               2,299
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                          $3,285            $    825
---------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
Cash paid during the four periods:
     Interest                                                                     $    200           $   220
     Income taxes                                                                 $    829           $   189
----------------------------------------------------------------------------------------------------------------------

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 18, 2004 AND JULY 20, 2003
(UNAUDITED)


1.  GENERAL

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the four periods (sixteen weeks) ended July 18, 2004 and July 20, 2003 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 28, 2004 appearing in Benihana Inc. and Subsidiaries (the "Company") Form 10-K/A filed with the Securities and Exchange Commission.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 18, 2004 AND JULY 20, 2003
(UNAUDITED)

Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on net income and earnings per share for the four periods ended:

                                                                        Four Periods Ended
                                                            ------------------------------------------
                                                                 July 18,               July 20,
                                                                   2004                   2003
                                                            -------------------    -------------------
      Net Income (in thousands)
             As reported                                                $1,912                 $2,952
             Preferred dividends                                            26
                                                            -------------------    -------------------
             Net income attributable to
                  common stockholders                                    1,886                  2,952
             Deduct:  Total stock-based
                 employee compensation
                 Expense determined under
                 fair value based method
                 for all awards                                            226                    178
                                                            -------------------    -------------------
             Pro forma                                                  $1,660                 $2,774
                                                            ===================    ===================
      Basic earnings per share
             As reported                                                 $ .21                  $ .34
                                                            -------------------    -------------------
             Pro forma                                                   $ .18                  $ .32
                                                            ===================    ===================
      Diluted earnings per share
             As reported                                                 $ .20                  $ .33
                                                            -------------------    -------------------
             Pro forma                                                   $ .17                  $ .31
                                                            ===================    ===================

3.  INVENTORIES

    Inventories consist of (in thousands):

                                                               July 18,              March 28,
                                                                 2004                  2004
                                                          ------------------     ------------------

  Food and beverage                                                  $2,431                 $2,090
  Supplies                                                            3,869                  4,057
                                                          ------------------     ------------------

                                                                     $6,300                 $6,147
                                                          ==================     ==================

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




BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 18, 2004 AND JULY 20, 2003
(UNAUDITED)

The following data shows the amounts (in thousands) used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                                                                          Four Periods Ended
                                                                        -----------------------------------------------------
                                                                              July 18,                        July 20,
                                                                                2004                            2003
                                                                        ---------------------            --------------------
      Net income                                                                      $1,912                          $2,952
      Less Series B preferred stock dividends                                           (26)                               0
                                                                        ---------------------            --------------------
      Income for computation of basic
          earnings per common share                                                    1,886                           2,952
      Series B preferred stock                                                            26                               0
                                                                        ---------------------            --------------------
      Income for computation of diluted
          earnings per common share                                                   $1,912                          $2,952
                                                                        =====================            ====================

                                                                                          Four Periods Ended
                                                                        -----------------------------------------------------
                                                                              July 18,                        July 20,
                                                                                2004                            2003
                                                                        ---------------------            --------------------
      Weighted average number of
            common shares used in basic
            earnings per share                                                         9,133                           8,781
      Effect of dilutive securities:
            Stock options and warrants                                                   555                             240
            Series B preferred stock                                                      87                               0
                                                                        ---------------------            --------------------
      Weighted average number of
            common shares and dilutive
            potential common stock used
            in diluted earnings per share                                              9,775                           9,021
                                                                        =====================            ====================

During the four periods ended July 18, 2004 and July 20, 2003, stock options and warrants to purchase 1,138,000 and 1,739,000 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share since the effect would be considered antidilutive.

5.  RESTAURANT OPERATING EXPENSES

    Restaurant operating expenses consist of the following (in thousands):
                                                                        Four Periods Ended
                                                            ------------------------------------------
                                                                 July 18,               July 20,
                                                                   2004                   2003
                                                            -------------------    -------------------

      Labor and related costs                                          $23,150                $21,766
      Restaurant supplies                                                1,249                  1,155
      Credit card discounts                                              1,153                  1,073
      Utilities                                                          1,558                  1,462
      Occupancy costs                                                    3,850                  3,398
      Depreciation and amortization                                      2,782                  2,353
      Other operating expenses                                           4,541                  4,277
                                                            -------------------    -------------------
      Total restaurant operating expenses                              $38,283                $35,484
                                                            ===================    ===================


BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 18, 2004 AND JULY 20, 2003
(UNAUDITED)


6.  LONG-TERM DEBT

    The Company has borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan as well as a revolving line of credit facility. The line of credit facility allows us to borrow up to $15,000,000 through December 31, 2007 and at July 18, 2004, we had $14,000,000 available for borrowing. We also had a $1,000,000 letter of credit outstanding against such facility in connection with our workers compensation insurance program. At July 18, 2004, we had $11,500,000 outstanding under the term loan which is payable in quarterly installments of $750,000 through December 2004 and $833,333 thereafter until the term loan matures in December 2007. The interest rate at July 18, 2004 of both the line of credit and the term loan was 2.58%. We have the option to pay interest at Wachovia's prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and limit the payment of cash dividends.

    For the quarter ended July 18, 2004, the Company was not in compliance with a Consolidated EBITDA covenant of the Company's credit agreement with Wachovia. The Company received a waiver from Wachovia to cure its non-compliance on August 11, 2004 and has since amended its credit agreement such that the Company expects to be in compliance through the end of the second quarter in fiscal 2006.

    Subsequent to the issuance of the Company's fiscal year 2004 consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 28, 2004 and the fiscal first quarter condensed consolidated financial statements for the four periods ended July 18, 2004, the Company determined that bank debt previously classified in long-term liabilities should have been classified in current liabilities because the waiver of the Consolidated EBITDA covenant contained in the credit agreement was extended only as of each of the respective fiscal periods rather than through a fiscal year from the date of each of the respective periods. The Company's condensed consolidated balance sheets at March 28, 2004 and July 18, 2004 have been restated by $18.5 million and $8.3 million, respectively, from the amounts previously reported to reflect the appropriate classification of the bank debt at March 28, 2004 and July 18, 2004. On November 19, 2004, the Company and Wachovia amended the credit agreement such that the Company believes that it will be in compliance with the covenant through October 30, 2005.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 18, 2004 AND JULY 20, 2003
(UNAUDITED)

    The Series B Preferred Stock will be available for redemption at its original issue price on July 2, 2014, which date may be extended by the holders of a majority of the then-outstanding shares of Series B Preferred Stock to a date no later than July 2, 2024. At the Company's option, it may pay the redemption in cash or shares of Common Stock valued at then-current market prices. In addition, the Series B. Preferred Stock may be redeemed in cash or common stock at any time beginning three years from the date of issue in the volume-weighted average price of the Common Stock exceeds $38.00 per share for sixty consecutive trading days.

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

                                                                        Four Periods Ended
                                                            -----------------------------------------
                                                                 July 18,               July 20,

                                                                   2004                   2003
                                                            -------------------    -------------------

Restaurant sales                                                       $64,934                $60,542
Franchise fees and royalties                                               457                    560
                                                            -------------------    -------------------
Total revenues                                                         $65,391                $61,102
                                                            ===================    ===================

                                                                        Four Periods Ended
                                                            ------------------------------------------
                                                                 July 18,               July 20,

                                                                   2004                   2003
                                                            -------------------    -------------------

Amount of change in total
     revenues from previous year                                        $4,289                 $3,943
                                                            -------------------    -------------------
Percentage of change from the
     previous year                                                        7.0%                   6.9%
                                                            ===================    ===================




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


                                                                        Four Periods Ended
                                                            ------------------------------------------
                                                                 July 18,               July 20,

                                                                   2004                   2003
                                                            -------------------    -------------------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales                                          26.6%                  25.7%
Restaurant operating expenses                                            59.0%                  58.6%
Restaurant opening costs                                                  0.4%                   0.4%
Marketing, general and
      administrative expenses                                             9.7%                   8.3%


                                                                        Four Periods Ended
                                                            -----------------------------------------
                                                                 July 18,               July 20,

                                                                   2004                   2003
                                                            -------------------    -------------------
AMOUNT OF CHANGE FROM
PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales                                         $1,708                 $1,581
Restaurant operating expenses                                           $2,799                 $1,732
Restaurant opening costs                                                  $ 11                   $ 95
Marketing, general and
      administrative expenses                                           $1,318                  $ 217





BENIHANA INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                                                        Four Periods Ended
                                                            ------------------------------------------
                                                                 July 18,               July 20,
                                                                   2004                   2003
                                                            -------------------    -------------------
PERCENTAGE CHANGE FROM
PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales                                          11.0%                  11.3%
Restaurant operating expenses                                             7.9%                   5.1%
Restaurant opening costs                                                  4.5%                  64.2%
Marketing, general and
      administrative expenses                                            26.3%                   4.5%

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



BENIHANA INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


We have borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan as well as a revolving line of credit facility. The line of credit facility allows us to borrow up to $15,000,000 through December 31, 2007 and at July 18, 2004, we had $14,000,000 available for borrowing. We also had a $1,000,000 letter of credit outstanding against such facility in connection with our workers compensation insurance program. At July 18, 2004, we had $11,500,000 outstanding under the term loan which is payable in quarterly installments of $750,000 through December 2004 and $833,333 thereafter until the term loan matures in December 2007. The interest rate at July 18, 2004 of both the line of credit and the term loan was 2.58%. We have the option to pay interest at Wachovia's prime rate plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and prohibit the payment of cash dividends.

For the quarter ended July 18, 2004, the Company was not in compliance with a Consolidated EBITDA covenant of the Company's credit agreement with Wachovia.
The Company received a waiver from Wachovia to cure its non-compliance on August
11, 2004, and on November 19, 2004 the Company and Wachovia amended the credit agreement such that the Company expects to be in compliance through October 30, 2005. There can be no assurance that such non-compliance will not occur in future periods or that if it does, the Company's lender will agree to waive any such non-compliance.

Subsequent to the issuance of the Company's fiscal year 2004 consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 28, 2004 and the fiscal first quarter condensed consolidated financial statements for the four periods ended July 18, 2004, the Company determined that bank debt previously classified in long-term liabilities should have been classified in current liabilities because the waiver of the Consolidated EBITDA covenant contained in the credit agreement was extended only as of each of the respective fiscal periods rather than through a fiscal year from the date of each of the respective periods. The Company's condensed consolidated balance sheets at March 28, 2004 and July 18, 2004 have been restated by $18.5 million and $8.3 million, respectively, from the amounts previously reported to reflect the appropriate classification of the bank debt at March 28, 2004 and July 18, 2004. On November 19, 2004, the Company and
Wachovia amended the credit agreement such that the Company believes that it will be in compliance with the covenant through October 30, 2005.

Since restaurant businesses generally do not have large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses, including our own, operate with negative working capital.

The following table summarizes the sources and uses of cash and cash equivalents
(in thousands):

                                                                                          Four Periods Ended
                                                                        -----------------------------------------------------
                                                                              July 18,                        July 20,
                                                                                2004                            2003
                                                                        ---------------------            --------------------

 Cash provided by operations                                                          $6,757                         $ 6,364
 Cash (used in) investing activities                                                  (5,389)                         (4,261)
 Cash (used in) financing activities                                                    (279)                         (3,577)
                                                                        ---------------------            --------------------
 Increase (decrease) in cash and cash equivalents                                     $1,089                        $ (1,474)
                                                                        =====================            ====================

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


ITEM 4.  CONTROLS AND PROCEDURES


As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, notwithstanding the restatement for the classification of the Company's bank debt from long-term debt to current liabilities, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

BENIHANA INC. AND SUBSIDIARIES




                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Benihana Inc.
                                          ------------------------------------
                                          (Registrant)



Date:  December 14, 2004                  /s/ Joel A. Schwartz
--------------------------                ------------------------------------
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


Date:  December 14, 2004                        /s/ Joel A. Schwartz
                                                ------------------------------
                                                 Joel A. Schwartz
                                                 President and
                                                 Chief Executive Officer
                                                 and Director

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


Date:  December 14, 2004                      /s/ Michael R. Burris
                                              --------------------------------
                                               Michael R. Burris
                                               Senior Vice President -
                                               Finance and Chief Financial
                                               Officer

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


/s/ Joel A. Schwartz
----------------------------------------
Joel A. Schwartz
President and
Chief Executive Officer
and Director

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


/s/ Michael R. Burris
-------------------------------------------
Michael R. Burris
Senior Vice President -
Finance and Chief Financial
Officer

December 14, 2004