Form 10-Q
period 2005-01-02
BENIHANA INC
filed 2005-02-17
CIK 935226

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended January 2, 2005

                                       or,

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  Benihana Inc.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                 65-0538630
 --------------------------------------------   -------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
        Incorporation or organization)               Identification No.)


         8685 Northwest 53rd Terrace, Miami, Florida            33166
 -------------------------------------------------------     ---------------
          (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code:   (305) 593-0770
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


 Common Stock $.10 par value, 2,992,979 shares outstanding at February 15, 2005


       Class A Common Stock $.10 par value, 6,181,475 shares outstanding at February 15, 2005

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND TEN PERIODS ENDED JANUARY 2, 2005





TABLE OF CONTENTS
                                                                        PAGE

PART I -   Financial Information

                Item 1.  Financial Statements - unaudited

                   Condensed Consolidated Balance Sheets (unaudited)
                       at January 2, 2005 and March 28, 2004             1

                   Condensed Consolidated Statements of Earnings
                       (unaudited) for the Three and Ten Periods Ended
                       January 2, 2005 and January 4, 2004               2 - 3

                   Condensed Consolidated Statement of Stockholders'
                       Equity (unaudited) for the Ten Periods Ended
                       January 2, 2005                                   4

                   Condensed Consolidated Statements of Cash Flows
                       (unaudited) for the Ten Periods Ended
                       January 2, 2005 and January 4, 2004               5

                   Notes to Condensed Consolidated Financial Statements
                       (unaudited)                                       6 - 12

                Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         13 - 18

                Item 3.  Quantitative and Qualitative Disclosures
                   about Market Risk                                     19

                Item 4.  Controls and Procedures                         20

PART II -  Other Information

                Item 1.  Legal Proceedings                               21

                Item 6.  Exhibits and Reports on Form 8-K                21 - 22

                Signature                                                     23

                Certifications                                           42 - 45

The Company's registered independent public accountants have not completed their review of the financial statements that accompany this Form 10-Q. See Note 2 to consolidated financial statements.

 BENIHANA INC. AND SUBSIDIARIES

 PART I - Financial Information
 ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (NOTE 2)

 (In thousands, except share and per share information)                               January 2,                March 28,
                                                                                        2005                       2004
---------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                                         (As restated,
Current Assets:                                                                                                 see Note 2)
     Cash and cash equivalents                                                     $    1,347              $    2,196

     Receivables                                                                        1,390                     882
     Inventories                                                                        6,832                   6,147
     Prepaid expenses                                                                   3,486                   2,426
---------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   13,055                  11,651
Property and equipment, net                                                           107,128                  98,219
Goodwill, net                                                                          28,131                  27,783
Other assets                                                                            4,506                   4,757
Deferred tax asset, net                                                                                           185
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     $152,820                $142,595
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable and accrued expenses                                            $24,566                $ 18,763
     Current maturity of bank debt                                                      3,333                  21,500
     Current maturities of obligations under capital leases                                76                     273
---------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              27,975                  40,536
Deferred obligations under operating leases                                             5,843                   5,574
Long-term debt - bank                                                                                           6,667
Obligations under capital leases                                                                                   26
Deferred income taxes, net                                                                 53
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                       40,538                  46,136

Commitments and contingencies (Note 8)

Minority interest                                                                        1,907                   1,414
Convertible Preferred Stock - $1.00 par value; authorized -
     5,000,000 shares; Series B Mandatory Redeemable
     Convertible Preferred Stock - authorized - 800,000 shares;
     issued and outstanding - 400,000 shares (Note 7)                                    9,288
Stockholders' Equity:
     Common stock - $.10 par value; convertible into Class A Common stock;
         authorized - 12,000,000 shares; issued and outstanding - 2,992,979 and
         3,134,979
         shares, respectively                                                              299                     313
     Class A Common stock - $.10 par value; authorized -
         20,000,000 shares; issued and outstanding -
         6,181,475 and 5,967,527 shares, respectively                                      618                     597
     Additional paid-in capital                                                         51,507                  50,772
     Retained earnings                                                                  48,806                  43,506
     Treasury stock - 10,828 shares of Common and
         Class A Common stock at cost                                                     (143)                   (143)
---------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              101,087                  95,045
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       $152,820                $142,595
---------------------------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements


BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (NOTE 2)
(UNAUDITED)

(In thousands, except per share information)

                                                                                                       Three Periods Ended
                                                                                            -------------------------------------
                                                                                                January 2,           January 4,
                                                                                                   2005                 2004
--------------------------------------------------------------------------------------------------------------- -----------------
                                                                                                                 (As restated,
Revenues                                                                                                         see Note 2)
Restaurant sales                                                                                 $49,626             $46,607
Franchise fees and royalties                                                                         425                 365
---------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                                    50,051              46,972
---------------------------------------------------------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                                                                   11,695              12,096
Restaurant operating expenses                                                                     29,190              27,298
Restaurant opening costs                                                                             114                 754
Marketing, general and administrative expenses                                                     5,718               3,789
---------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                          46,717              43,937
---------------------------------------------------------------------------------------------------------------------------------

Earnings from operations                                                                            3,334               3,035
Interest expense, net                                                                                  56                  91
---------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                                                  3,278               2,944
Income tax provision                                                                                1,130                 955
---------------------------------------------------------------------------------------------------------------------------------

Earnings before minority interest                                                                   2,148               1,989
Minority interest                                                                                     131                 141
---------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                                        $ 2,017             $ 1,848
Less:  Accretion of issuance costs and preferred stock dividends                                      132
---------------------------------------------------------------------------------------------------------------------------------

Net income attributable to common stockholders                                                     $ 1,885             $ 1,848
---------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                                                                    $   .21             $   .21
Diluted earnings per common share                                                                  $   .20             $   .20
---------------------------------------------------------------------------------------------------------------------------------

Number of restaurants at end of period                                                                  69                  68

See notes to condensed consolidated financial statements




BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (NOTE 2)
(UNAUDITED)

(In thousands, except per share information)

                                                                                       Ten Periods Ended
                                                                                ----------------------------------------
                                                                                 January 2,         January 4,
                                                                                    2005               2004
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (As restated,
Revenues                                                                                             see Note 2)
Restaurant sales                                                                 $162,361            $151,074
Franchise fees and royalties                                                        1,191               1,235
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                    163,552             152,309
--------------------------------------------------------------------------------------------------------------------------------


Costs and Expenses
Cost of food and beverage sales                                                    40,626              38,899
Restaurant operating expenses                                                      95,899              89,100
Restaurant opening costs                                                              667               1,792
Marketing, general and administrative expenses                                     16,997              12,500
---------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                          154,189             142,291
---------------------------------------------------------------------------------------------------------------------------------

Earnings from operations                                                            9,363              10,018
Interest expense, net                                                                 242                 324
---------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                                  9,121               9,694
Income tax provision                                                                3,038               3,096
---------------------------------------------------------------------------------------------------------------------------------

Earnings before minority interest                                                   6,083               6,598
Minority interest                                                                     493                 479
---------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                        $  5,590            $  6,119
Less:  Accretion of issuance costs and preferred stock dividends                       290
---------------------------------------------------------------------------------------------------------------------------------

Net income attributable to common stockholders                                    $  5,300            $  6,119
---------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share
Basic earnings per common share                                                   $   .59             $     .69
Diluted earnings per common share                                                 $   .56             $     .67
---------------------------------------------------------------------------------------------------------------------------------

Number of restaurants at end of period                                                 69                   68

See notes to condensed consolidated financial statements




BENIHANA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NOTE 2)
TEN PERIODS ENDED JANUARY 2, 2005
(UNAUDITED)

  (In thousands, except share information)

                                                                Class A     Additional                                   Total
                                                   Common       Common        Paid-in      Retained      Treasury     Stockholders'
                                                    Stock        Stock        Capital      Earnings        Stock         Equity
-----------------------------------------------------------------------------------------------------------------------------------


Balance, March 28, 2004, as previously reported      $313         $597       $50,772       $45,691        $(143)         $97,230
     Restatement, Note 2                                                                    (2,185)                       (2,185)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 28, 2004, as restated                 $313          $597       $50,772       $43,506        $(143)        $95,045

     Net income                                                                               5,590                        5,590

     Issuance of 71,598 shares of Class A
         common stock under exercise of options                       7           604                                        611

     Conversion of 142,000 shares of common stock
         into 142,000 shares of Class A common stock  (14)           14

     Issuance of 350 shares of Class A
         common stock for incentive compensation                                    7                                          7

     Dividends on Series B Preferred Stock                                                    (255)                         (255)

     Tax benefit from stock option exercises                                       124                                        124

     Accretion of issuance costs on
         Series B Preferred Stock                                                              (35)                          (35)

-----------------------------------------------------------------------------------------------------------------------------------

Balance, January 2, 2005                                $299         $618      $51,507      $48,806        $(143)        $101,087
-----------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements




BENIHANA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (NOTE 2)

(In thousands, except share information)                                              Ten Periods Ended
                                                                               ----------------------------------------
                                                                                January 2,           January 4,
                                                                                  2005                  2004
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (As restated,
Operating Activities:                                                                                see Note 2)
Net income                                                                       $ 5,590             $ 6,119
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                                 7,282               6,436
     Minority interest                                                               493                 479
     Deferred income taxes                                                           238                 780
     Issuance of Class A common stock for incentive compensation                       7
     Loss on disposal of assets                                                      191                 124
     Change in operating assets and liabilities that provided (used) cash:
                  Receivables                                                       (508)               (396)
                  Inventories                                                       (685)               (967)
                  Prepaid expenses                                                (1,060)               (526)
                  Other assets                                                       (41)                  80
                  Accounts payable and accrued expenses                            5,724                2,459
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         17,231              14,588
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Cash proceeds from sale of equipment                                                  4
Expenditures for property and equipment                                         (16,094)            (16,307)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (16,090)            (16,307)
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Borrowings under revolving line of credit                                         5,500              13,400
Proceeds from issuance of Series B Preferred Stock, net                           9,253
Proceeds from issuance of common stock under exercise of
   stock options and warrants                                                       611               1,890
Tax benefit from stock option exercises                                             124                 102
Repayment of long-term loan                                                      (3,000)             (3,000)
Repayment of revolving line of credit                                           (14,000)            (10,400)
Repayment of obligations under capital leases                                      (223)               (301)
Dividends paid or accrued on Series B Preferred Stock                              (255)
---------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                              (1,990)               1,691
---------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                          (849)                (28)
Cash and cash equivalents, beginning of year                                      2,196               2,299
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                        $ 1,347             $ 2,271
---------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the ten periods:
     Interest                                                                   $   366             $   432
     Income taxes                                                               $ 3,173             $ 1,400
---------------------------------------------------------------------------------------------------------------------------------
Supplemental schedule of noncash financing activities:
Accretion of issuance costs on Series B Preferred Stock                         $   35

During the ten periods ended January 2, 2005, $348,000 of goodwill was recorded related to contingent payments accrued for the RA Sushi acquisition.
During the
ten periods ended January 2, 2005, 142,000 shares of common stock were converted into 142,000 shares of Class A common stock.
During the ten periods ended
January 4, 2004, 30,000 shares of common stock were converted into 30,000 shares of Class A common stock. See notes to condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 2, 2005 AND JANUARY 4, 2004
(UNAUDITED) AS RESTATED

1.  GENERAL

    The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the ten periods (forty weeks) ended January 2, 2005 and January 4, 2004 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 28, 2004 appearing in the Benihana Inc. and Subsidiaries (the "Company") Form 10-K/A filed with the Securities and Exchange Commission.

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

2.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     Following a February 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies, a letter by the Chief Accountant of the Securities and Exchange Commission to the Chairman of the Center for Public Company Audit Firms of the AICPA dated February 7, 2005 and in consultation with our independent registered public accounting firm, Deloitte & Touche LLP, we determined that the adjustments in those filings and the subject matter of the SEC's Chief Accountant in his letter relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements for the fiscal years through 2004 and for the third quarter of fiscal 2004 included herein. Previously, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate our buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and all option periods provided for in the lease (or the useful life of the assets if shorter). Also, in certain situations, leases provide that rental payments are not made for a certain period that estimates, at the beginning of the leases the time frame that our restaurants are under construction, a period commonly referred to as a "rent holiday". We did not consider these rent holiday periods on a straight-line basis together with the non-cancelable period in calculating our rent expense. We previously believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. We now have restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty and including the period that commences when the underlying property is made available to us for construction. These adjustments were not attributable to any material non-compliance by us, as a result of any misconduct, with any financial reporting requirements under the securities laws.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 2, 2005 AND JANUARY 4, 2004
(UNAUDITED) AS RESTATED


     The cumulative effect of the Restatement through fiscal 2004 is an increase in deferred rent liability of $3.6 million and a decrease in deferred income tax liability of $1.4 million. As a result, retained earnings at the end of fiscal 2004 decreased by $2.2 million. Rent expense for fiscal year ended 2004 and for the three and ten periods ended January 4, 2004 increased by $0.4 million, and $0.1 million and $0.3, respectively. The Restatement decreased reported diluted net earnings per share $0.01 and $0.03 for the three and ten periods ended January 4, 2004, respectively. The Restatement had no impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments. The impact on earnings of this change to our previous policy is not material to earnings for the current fiscal year which ends on March 27, 2005.

     The consolidated financial statements included in this Form 10-Q have been restated to reflect the adjustments described above. The Restatement will be made in future amendments to our previously filed Form 10-K for the year ended March 28, 2004 and for Forms 10-Q for the quarters ended July 18, 2004 and October 10, 2004.

     The Company's independent registered public accounting firm has not completed its review of these financial statements or the financial statements for any other period and as a result, they may not agree with the treatment reflected herein upon completion of their review.

     The following is a summary of the impact of the Restatement on our consolidated balance sheet at January 4, 2004 and our consolidated statements of earnings for the quarter and ten periods ended January 4, 2004:

                                                     As Previously                          As
Year ended March 28, 2004                              Reported       Adjustments         Restated
-------------------------------------------------------------------------------------------------------------------------------
   Consolidated Balance Sheet
-------------------------------------------------------------------------------------------------------------------------------
     Deferred income taxes                           $   1,237        $(1,422)            $   (185)
     Total Assets                                      142,410            185               142,595
     Accounts payable and accrued expenses              20,730         (1,967)               18,763
     Deferred rent obligations under operating leases        0          5,574                 5,574
     Total liabilities                                  43,766          2,370                46,136
     Retained earnings                                  45,691         (2,185)               43,506
     Total stockholders' equity                         97,230         (2,185)               95,045


                                                      As Previously                           As
Quarter ended January 4, 2004                           Reported        Adjustments         Restated
-------------------------------------------------------------------------------------------------------------------------------
   Consolidated Statement of Earnings
-------------------------------------------------------------------------------------------------------------------------------
     Restaurant operating expenses                     $ 27,237        $   61              $  27,298
     Restaurant opening costs                               720            34                    754
     Earnings before income taxes and minority interest   3,039           (95)                 2,944
     Income taxes                                           988            33                    955
     Net income                                           1,910            62                  1,848
     Basic net earnings per share                          0.21            --                   0.21
     Diluted net earnings per share                        0.21         (0.01)                  0.20




BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 2, 2005 AND JANUARY 4, 2004
(UNAUDITED) AS RESTATED


                                                      As Previously                           As
Ten Periods ended January 4, 2004                       Reported       Adjustments          Restated
-------------------------------------------------------------------------------------------------------------------------------
   Consolidated Statement of Earnings
-------------------------------------------------------------------------------------------------------------------------------
     Restaurant operating expenses                      $  89,024       $   76             $  89,100
     Restaurant opening costs                               1,552          240                 1,792
     Earnings before income taxes and minority interest    10,010         (316)                9,694
     Income taxes                                           3,207         (111)                3,096
     Net income                                             6,324         (205)                6,119
     Basic net earnings per share                            0.72        (0.03)                 0.69
     Diluted net earnings per share                          0.70         0.03)                 0.67

3.  NEW ACCOUNTING PRONOUNCEMENTS

    In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which amends FASB Statement Nos. 123 and 95 and supersedes Accounting Principles Board Opinion No. 25. SFAS 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for interim or annual periods beginning after June 15, 2005. This new standard may be adopted in one of two ways - the modified prospective transition method or the modified retrospective transition method. The Company is currently evaluating the effect that the accounting change will have on its financial position and results of operations.

4.  STOCK-BASED COMPENSATION

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

     Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on net income and earnings per share for the three and ten periods ended:

                                                           Three Periods Ended                             Ten Periods Ended
                                                      -------------------------------                ------------------------------
                                                      January 2,           January 4,                January 2,          January 4,
                                                        2005                 2004                      2005                 2004
                                                      ------------        -----------                -----------         ----------
      Net Income (in thousands)
             As reported and restated                   $2,017                 $1,848                 $5,590                $6,119
             Accretion of issuance costs
                 and preferred stock dividends             132                                           290
                                                      ------------         -----------               -----------          ---------
             Net income attributable to
                 common stockholders                     1,885                  1,848                  5,300                 6,119
             Add:  Stock-based compensation
                 cost included in net income                                                              7
             Less:  Total stock-based
                 employee compensation
                 expense determined under
                 fair value based method
                 for all awards                            103                    129                    356                   426
                                                      ----------------      -----------              ------------        ----------
             Pro forma                                  $1,782                 $1,719                 $4,951                $5,693
                                                      ================      ===========              ============        ==========
      Basic earnings per share
             As reported                                $  .21                 $  .21                 $  .59                $  .69
                                                      ----------------       ----------              ------------        ----------
             Pro forma                                  $  .19                 $  .20                 $  .55                $  .64
                                                      ===============        ==========              =============       ==========




BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 2, 2005 AND JANUARY 4, 2004
(UNAUDITED) AS RESTATED


  Diluted earnings per share
             As reported                               $    .20                $  .20                  $   .56              $   .67
                                                     -----------------      --------------         ----------------       ---------
             Pro forma                                 $    .17                $  .19                  $   .50              $   .63
                                                     =================      ===============        ================       =========

See Note 2 New Accounting Pronouncements which will be effective for the Company for the second quarter of fiscal 2006.

5.  INVENTORIES

    Inventories consist of (in thousands):
                                                             January 2,              March 28,
                                                                2005                   2004
                                                          ------------------     ------------------

  Food and beverage                                                  $3,013                 $2,090
  Supplies                                                            3,819                  4,057
                                                          ------------------     ------------------

                                                                     $6,832                 $6,147
                                                          ==================     ==================

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

    The following data shows the amounts (in thousands) used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                                            Three Periods Ended                            Ten Periods Ended
                                                       --------------------------------             -------------------------------
                                                       January 2,            January 4,             January 2,           January 4,
                                                         2005                  2004                   2005                 2004
                                                       -----------          -------------          -------------        -----------
      Net income as reported and restated               $2,017                 $1,848                 $5,590                $6,119
      Less:  Accretion of issuance costs and
          preferred stock dividends                        132                                           290
                                                       ------------         -------------          --------------       -----------
      Income for computation of basic
          earnings per common share                      1,885                  1,848                  5,300                 6,119
      Add:  Accretion of issuance costs and
          preferred stock dividends                        132                                           290
                                                       --------------       --------------         --------------        ----------
      Income for computation of diluted
          earnings per common share                     $2,017                 $1,848                 $5,300                $6,119
                                                       ==============        =============         ==============        ==========




BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 2, 2005 AND JANUARY 4, 2004
(UNAUDITED) AS RESTATED


                                                       Three Periods Ended                            Ten Periods Ended
                                                  ---------------------------------            -----------------------------------
                                                  January 2,             January 4,             January 2,             January 4,
                                                    2005                   2004                   2005                   2004
                                                  ------------          ------------           ------------           ------------
      Weighted average number of
            common shares used in basic
            earnings per share                      9,160                  8,903                  9,050                 8,829
      Effect of dilutive securities:
            Stock options and warrants                380                    263                    495                   269
            Series B Preferred Stock                  648                                           434
                                                  -------------         ------------           ------------          -------------
      Weighted average number of
            common shares and dilutive
            potential common stock used
            in diluted earnings per share          10,188                  9,166                  9,979                 9,098
                                                 ===============        =============         =============          =============

During the ten periods ended January 2, 2005 and January 4, 2004, stock options and warrants to purchase 1,278,000 and 1,537,000 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share since the effect would be considered antidilutive.

7.  RESTAURANT OPERATING EXPENSES

    Restaurant operating expenses consist of the following (in thousands):

                                                    Three Periods Ended                            Ten Periods Ended
                                               ----------------------------------            ------------------------------------
                                                January 2,             January 4,             January 2,             January 4,
                                                   2005                   2004                   2005                   2004
                                               ------------           ------------           -----------            -------------

      Labor and related costs                    $17,604                $16,629                $57,747               $54,323
      Restaurant supplies                            999                    931                  3,168                 2,961
      Credit card discounts                          908                    801                  2,916                 2,615
      Utilities                                    1,140                  1,003                  3,978                 3,683
      Occupancy costs                              2,943                  2,846                  9,653                 8,796
      Depreciation and amortization                2,204                  1,943                  7,118                 6,171
      Other restaurant operating expenses          3,392                  3,145                 11,319                10,551
                                                -----------           ------------           ----------             -------------
      Total restaurant operating expenses        $29,190                $27,298                $95,899               $89,100
                                                ===========           ============           ==========             =============

8.  RELATED PARTY TRANSACTION

    John E. Abdo, a director of the Company, is a director and Vice Chairman of the Board of BFC Financial Corporation ("BFC") and is a significant shareholder of BFC. On July 1, 2004, the Company received $10,000,000, net of issuance costs of approximately $747,000, representing the funding of the first tranche of its sale of $20,000,000 aggregate principal amount of Series B Convertible Preferred Stock ("Series B Preferred Stock") from BFC. The Company is committed to issue another 400,000 shares of the Series B Preferred Stock from time to time during the two-year period commencing on June 8, 2005 at such time or times as the Company may determine. The Series B Preferred Stock is convertible into Common Stock of the Company at a conversion price of $19.00 per share; subject to adjustment, carries a dividend of 5.0% payable in cash or additional Series B Preferred Stock, and votes on an "as if converted" basis together with the Company's Common Stock on all matters put to a vote of the holders of Common Stock. In addition, under certain circumstances, the approval of a majority of the Series B Preferred Stock will be required for certain events outside the ordinary course of business, principally acquisitions or disposition of assets having a value in excess of 25% of the total consolidated assets of the Company.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 2, 2005 AND JANUARY 4, 2004
(UNAUDITED) AS RESTATED


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

9.  COMMITMENTS AND CONTINGENCIES

    In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period of July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the "Minority Stockholders") have a one-time option to sell their shares to the Company. In the event that the Minority Stockholders do not exercise their right to sell their shares, then the Company has a one-time option to purchase the shares of the Minority Stockholders between the period of October 1, 2005 and December 31, 2005. The price for both the put and call options will be determined based on a multiple of the defined cash flow measure for the acquired business. As of January 2, 2005, the price for both the put and call options at the purchase dates is not determinable as a number of unknown future factors could, either individually or in combination, cause material changes in the value of the put and call options. The fair value of the put and call options was insignificant as of January 2, 2005.

    In connection with the acquisition of RA Sushi in 2002, the Company agreed to pay a base purchase price that consisted of $11.4 million along with the assumption of approximately $1.2 million of debt and other costs of $0.5 million. The purchase price also included additional contingent purchase price consideration to the sellers of the restaurants. The contingent amounts are payable upon the achievement of stipulated levels of operating earnings and revenues by the acquired restaurants over a three year period commencing with the end of fiscal 2004, and are not contingent on the continued employment of the sellers of the restaurants. For fiscal 2004 the contingent payment amounted to $652,000 and for fiscal 2005 the minimum contingent payment accrued as of January 2, 2005, amounted to $348,000. The Company accounts for the contingent payments as an addition to the purchase price.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 2, 2005 AND JANUARY 4, 2004
(UNAUDITED) AS RESTATED


     The action alleges that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holdings in the Company. The trial portion of the litigation was completed on November 15, 2004 and a decision is expected in the first quarter of the Company's next fiscal year. All of the defendants have filed motions to dismiss the complaint, which have not yet been ruled upon by the court. The Company and its Board of Directors believe that the BFC financing was and is in the best interests of the Company and all of its shareholders, that there is no merit to the action brought by BOT, and have and intend to continue to vigorously defend and oppose the action. Based on the above discussion, the Company has not recorded a reserve balance for this lawsuit, but legal costs are being incurred to defend the Company and members of the Board of Directors. Such legal costs amounted to $1,200,000 or $0.08 per diluted share for the three periods and $1,800,000 or $0.12 per diluted share for the ten periods ended January 2, 2005. There can be no assurance that an adverse outcome of the litigation will not have a material adverse effect on the Company and its financial position.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESTATEMENT

     Following a February 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies, a letter by the Chief Accountant of the Securities and Exchange Commission to the Chairman of the Center for Public Company Audit Firms of the AICPA dated February 7, 2005 and in consultation with our independent registered public accounting firm, Deloitte & Touche LLP, we determined that the adjustments in those filings and the subject matter of the SEC's Chief Accountant in his letter relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements for the fiscal years through 2004 and for the third quarter of fiscal 2004 included herein. Previously, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate our buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and all option periods provided for in the lease (or the useful life of the assets if shorter). Also, in certain situations, leases provide that rental payments are not made for a certain period that estimates, at the beginning of the leases the time frame that our restaurants are under construction, a period commonly referred to as a "rent holiday". We did not consider these rent holiday periods on a straight-line basis together with the non-cancelable period in calculating our rent expense. We previously believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. We now have restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty and including the period that commences when the underlying property is made available to us for construction. These adjustments were not attributable to any material non-compliance by us, as a result of any misconduct, with any financial reporting requirements under the securities laws.

     The cumulative effect of the Restatement through fiscal 2004 is an increase in deferred rent liability of $3.6 million and a decrease in deferred income tax liability of $1.4 million. As a result, retained earnings at the end of fiscal 2004 decreased by $2.2 million. Rent expense for fiscal year ended 2004 and for the three and ten periods ended January 4, 2004 increased by $0.4 million, and $0.1 million and $0.3, respectively. The Restatement decreased reported diluted net earnings per share $0.01 and $0.03 for the three and ten periods ended January 4, 2004, respectively. The Restatement had no impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments. The impact on earnings of this change to our previous policy is not material to earnings for the current fiscal year which ends on March 27, 2005.

     The Company's independent registered public accounting firm has not completed its review of these financial statements or the financial statements for any other period and as a result, they may not agree with the treatment reflected herein upon completion of thier review.

     The consolidated financial statements included in this Form 10-Q have been restated to reflect the adjustments described above. The Restatement will be made in future amendments to our previously filed Form 10-K for the year ended March 28, 2004 and for Forms 10-Q for the quarters ended July 18, 2004 and October 10, 2004.

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

Revenues increased 6.6% in the current three periods and 7.4% in the current ten periods when compared to the corresponding periods a year ago. Net income increased 5.6% in the current three periods but decreased 11.6% in the current ten periods when compared to the corresponding periods a year ago. Earnings per diluted share decreased in the current three and ten periods when compared to the corresponding periods a year ago. Revenues and net income increased in the current three periods due to increased sales as a result of menu price and patronage increases as well as favorable commodity costs offset by legal fees of approximately $1,200,000 related to the Benihana of Tokyo, Inc. litigation. Earnings per diluted share decreased in the three periods as a result of increased restaurant operating profits offset by legal fees related to the Benihana of Tokyo, Inc. litigation and an 11.1% increase in the number of common stock and equivalents outstanding during the current three periods compared to the equivalent period a year ago.

REVENUES

Three and ten periods ended January 2, 2005 compared to January 4, 2004 -- The amounts of sales and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables (in thousands).

                                                      Three Periods Ended                        Ten Periods Ended
                                          ------------------------------------------     ---------------------------------------
                                               January 2,            January 4,           January 2,             January 4,
                                                 2005                   2004                2005                    2004
                                          ---------------           ------------         -----------            ----------------

Restaurant sales                                $49,626                $46,607               $162,361              $151,074
Franchise fees and royalties                        425                    365                  1,191                 1,235
                                         -----------------          ------------         -------------           ----------------
Total revenues                                  $50,051                $46,972               $163,552              $152,309
                                         ==================         ============         ==============          ================


                                                 Three Periods Ended                            Ten Periods Ended
                                           ----------------------------------          -----------------------------------------
                                            January 2,            January 4,             January 2,             January 4,
                                               2005                 2004                    2005                   2004
                                           ------------          ------------           -------------          -----------------

Amount of change in total
     revenues from previous year              $3,079                 $3,150                $11,243                $9,370
                                           ------------          ------------           -------------          -----------------
 ercentage of change from the
     previous year                              6.6%                   7.2%                   7.4%                  6.6%
                                           =============         ============           =============          =================

Restaurant revenues increased for the three and ten periods ended January 2, 2005 compared to the corresponding periods a year ago. Newly opened restaurants contributed $2.3 million for the current three periods and $10.1 million for the ten periods as compared to the corresponding periods a year ago. Positive comparable sales contributed $2.4 million in the current three periods and $6.6 million for the current ten periods when compared to the equivalent periods a year ago. Such contributions were offset by temporary and permanent restaurant closures of $1.7 million for the current three periods and $5.9 million for the current ten periods when compared to the equivalent periods a year ago.



BENIHANA INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Comparable restaurant sales growth for restaurants opened longer than one year was 5.3% in the current three periods and 4.5% for the current ten periods compared to the equivalent periods a year ago. Comparable sales for the teppanyaki restaurants increased 5.3% and 4.2%, comparable sales for the Haru restaurants increased 1.7% and 4.1%, comparable sales for the RA Sushi restaurants increased 11.2% and 11.2% and for the one Doraku restaurant comparable sales increased 10.4% and 7.0% in the current three and ten periods, respectively, when compared to the equivalent periods a year ago.

Restaurant sales were positively affected by a 2 to 3% menu price increase instituted during the previous fiscal quarter.

COSTS AND EXPENSES

Three and ten periods ended January 2, 2005 compared to January 4, 2004 -- The following table reflects the proportion that the various elements of costs and expenses bore to restaurant sales and the changes in amounts and percentage changes in amounts from the previous year's three and ten periods.

                                               Three Periods Ended                            Ten Periods Ended
                                      ------------------------------------         ----------------------------------------
                                       January 2,             January 4,             January 2,             January 4,
                                         2005                   2004                   2005                   2004
                                     ---------------         -------------         -------------           ----------------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales          23.6%                  26.0%                  25.0%                 25.7%
Restaurant operating expenses            58.8%                  58.6%                  59.1%                 59.0%
Restaurant opening costs                  0.2%                   1.6%                   0.4%                  1.2%
Marketing, general and
      administrative expenses            11.5%                   8.1%                  10.5%                  8.3%


                                              Three Periods Ended                            Ten Periods Ended
                                      -----------------------------------          ----------------------------------------
                                       January 2,             January 4,             January 2,          January 4,
                                         2005                    2004                  2005                2004
                                      ------------           ------------          -------------        -------------------
AMOUNT OF CHANGE FROM
PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales          $ (401)                 $1,527                $ 1,727                $4,017
Restaurant operating expenses            $1,892                  $1,465                $ 6,799                $3,678
Restaurant opening costs                 $ (640)                 $  665                $(1,125)               $1,438
Marketing, general and
      administrative expenses            $1,929                  $ (19)                $ 4,497                $  517




BENIHANA INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


                                             Three Periods Ended                            Ten Periods Ended
                                    ----------------------------------            --------------------------------------
                                     January 2,             January 4,             January 2,             January 4,
                                       2005                   2004                    2005                   2004
                                    -----------            ------------           ------------           ---------------
PERCENTAGE CHANGE FROM
PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales          (3.3%)                  14.4%                   4.4%                 11.5%
Restaurant operating expenses             6.9%                    5.7%                   7.6%                  4.3%
Restaurant opening costs                (84.9%)                 746.1%                 (62.8%)               406.8%
Marketing, general and
      administrative expenses            50.9%                   (0.5%)                36.0%                   4.3%


The cost of food and beverage sales decreased in the current three periods and increased in the current ten periods in total dollar amount and decreased when expressed as a percentage of sales in the current three and ten periods when compared to the corresponding periods in the prior year. Costs of food and beverage sales, which are generally variable with sales, directly decreased when expressed as a percentage of sales with changes in revenues for the three periods and increased for the ten periods ended January 2, 2005 as compared to the equivalent periods ended January 4, 2004. The decrease when expressed as a percentage of sales in the current three periods resulted from the aforementioned menu price increase coupled with relatively stable commodity prices.

Restaurant operating expenses increased in both absolute amount and when expressed as a percentage of sales when compared to the corresponding periods a year ago. The increase in both absolute amount and when expressed as a percentage of sales was due to increased occupancy costs and depreciation and amortization associated with the newly opened teppanyaki and RA Sushi restaurants and from capital expenditures made to existing restaurants which also increased depreciation and amortization in the current three and ten periods when compared to the equivalent periods.

Restaurant opening costs decreased in the current three and ten periods ended January 2, 2005 compared to the prior year corresponding periods. The decrease in the current three and ten periods when compared to the equivalent periods a year ago is attributable to fewer restaurants in the development stage when pre-opening costs are incurred.

Marketing, general and administrative costs increased in absolute amount and when expressed as a percentage of sales in the current three and ten periods when compared to the equivalent periods a year ago. The increase is due to increased labor and related costs and professional fees. The increase in labor and related costs is attributable to additional corporate personnel hired to accommodate the Company's growth plans. The increase in professional fees is attributable to legal fees related to the Benihana of Tokyo, Inc. litigation and to professional fees relating to Sarbanes-Oxley Section 404 compliance.

Interest expense decreased in the current three and ten periods when compared to the corresponding periods of the prior year. The decrease in the current three and ten periods was attributable to lower average borrowings outstanding in the current year compared to the equivalent periods a year ago.

Our effective income tax rate increased in the current three periods to 34.5% from 32.5% and in the current ten periods to 33.3% from 32.0%.

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

We have borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan as well as a revolving line of credit facility. The line of credit facility allows us to borrow up to $15,000,000 through December 31, 2007 and at January 2, 2005, we had $14,000,000 available for borrowing. We also had a $1,000,000 letter of credit outstanding against such facility in connection with our workers compensation insurance program. At January 2, 2005, we had $10,000,000 outstanding under the term loan which is payable in quarterly installments of $833,333 thereafter until the term loan matures in December 2007. The interest rate at January 2, 2005 of both the line of credit and the term loan was 3.56%. We have the option to pay interest at Wachovia's prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and limit the payment of cash dividends.

Since restaurant businesses generally do not have large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses, including our own, operate with negative working capital.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

                                                       Ten Periods Ended
                                                   -----------------------------
                                                    January 2,        January 4,
                                                      2005              2004
                                                   -----------       -----------

 Cash provided by operations                        $ 17,231           $ 14,588
 Cash (used in) investing activities                 (16,090)           (16,307)
 Cash (used in) provided by financing activities      (1,990)             1,691
                                                   -----------       -----------
 (Decrease) in cash and cash equivalents            $   (849)          $    (28)
                                                   ===========       ===========

See Financing Activities for a description of the Company's Series B Preferred Stock facility.

We have announced a major renovation program to approximately 20 of our teppanyaki restaurants which began in the third quarter of fiscal 2005. We anticipate that the total cost of these renovations will range from $25 to $30 million over a three-year period. Our other future capital requirements depend on numerous factors, including market acceptance of our products, the timing and rate of expansion of our business, acquisitions, and other factors. We have increased our expenditures consistent with the development of the number of restaurants we build and we anticipate that our expenditures will continue to increase in the foreseeable future. We believe that the cash from operations and the funds available under our term loan and line of credit and future issuances of Series B Preferred Stock pursuant to our agreement with BFC Financial Corporation will provide sufficient capital to fund our operations, restaurant renovation programs and restaurant expansion for at least the next twelve months.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating Activities

Cash provided by operations increased during the ten periods ended January 2, 2005 compared to the equivalent period in the previous year. The increase resulted mainly from the change in cash provided by operating assets and liabilities in the current ten periods when compared to the comparable period a year ago.

Investing Activities

Expenditures for property and equipment decreased during the ten periods ended January 2, 2005 from the prior comparable periods. The decrease is primarily attributable to decreased capital expenditures for new restaurants in the current ten periods when compared to the equivalent periods a year ago.

Financing Activities

On July 1, 2004, the Company issued 400,000 shares of Series B Preferred Stock at $25.00 per share which resulted in net proceeds of $9.3 million. The Company is committed to issue another 400,000 shares of the Series B Preferred Stock from time to time during the two-year period commencing on June 8, 2005 at such time or times as the Company may determine. The Series B Preferred Stock is convertible into Common Stock of the Company at a conversion price of $19.00 per share, subject to adjustment, carries a dividend of 5.0% payable in cash or additional Series B Preferred Stock and votes on an "as if converted" basis together with the Company's Common Stock on all matters put to a vote of the holders of Common Stock. In addition, under certain circumstances, the approval of a majority of the Series B Preferred Stock will be required for certain events outside the ordinary course of business, principally acquisitions or dispositions of assets having a value in excess of 25% of the total consolidated assets of the Company.

The holders of a majority of the outstanding Series B Preferred Stock are entitled to nominate one director at all times and one additional director in the event that dividends are not paid for two consecutive quarters to the holders of the Series B Preferred Stock.

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

During the current ten periods there were stock option exercises and warrants with cash proceeds to the Company of $612,000 as compared to $1,890,000 in the comparable period a year ago. Our total indebtedness decreased by $11,723,000 during the ten periods ended January 2, 2005. We paid down $3,000,000 of the term loan, $8,500,000 of the revolving line of credit and paid $223,000 under leases that are considered to be capital in nature.

Critical Accounting Policies

Our 2004 Annual Report on Form 10-K/A contains a description of the critical accounting policies of the Company, including property and equipment capitalization, impairment testing of long-lived assets and goodwill, estimated liabilities for employee health insurance and workers' compensation, and our estimation of certain components of our provision for income taxes. For the three and ten periods ended January 2, 2005, there were no material changes to these policies.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

This quarterly report contains various "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs concerning future events, including unit growth, future capital expenditures, and other operating information. A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including changes in consumer dining preferences, fluctuations in commodity prices, availability of qualified employees, changes in the general economy, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, harsh weather conditions in areas in which we and our franchisees operate restaurants or plan to build new restaurants, acceptance of our concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete new restaurant construction and obtain governmental permits on a reasonably timely basis and the outcome of pending litigation and other factors that we cannot presently foresee.

The Impact of Inflation

Inflation has not been a significant factor in our business for the past several years. We have been able to keep increasing menu prices at a low level by strictly maintaining cost controls.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes. We have no derivative agreements as of January 2, 2005.

We purchase commodities such as chicken, beef, lobster and shrimp for our restaurants. The prices of these commodities may be volatile depending upon market conditions. We have historically not purchased forward commodity contracts because the changes in prices for them have historically been short-term in nature and, in our view, the cost of the contracts is in excess of the benefits.

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

BENIHANA INC. AND SUBSIDIARIES

ITEM 4.  CONTROLS AND PROCEDURES


As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, notwithstanding the restatement for the classification of the Company's bank debt from long-term debt to current liabilities identified in our 2004 Annual Report on Form 10-K/A, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the period covered by this report, and following a February 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies, a letter by the Chief Accountant of the Securities and Exchange Commission to the Chairman of the center for Public Company Audit Firms of the AICPA, and in consultation with our independent registered public accounting firm, Deloitte & Touche LLP, we determined that one of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, on February 16, 2005, we concluded that our previously-filed financial statements through 2004 and for the third quarter of fiscal 2004 should be restated. The Restatement is further discussed in the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Form 10-Q and in Note 2, "Restatement of Financial Statements' under Notes to Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q. In connection with the Restatement under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 16, 2005. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


The action alleges that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holdings in the Company. The trial portion of the litigation was completed on November 15, 2004 and a decision is expected in the first quarter of the Company's next fiscal year. All of the defendants have filed motions to dismiss the complaint, which have not yet been ruled upon by the court. The Company and its Board of Directors believe that the BFC financing was and is in the best interests of the Company and all of its shareholders, that there is no merit to the action brought by BOT, and have and intend to continue to vigorously defend and oppose the action. There can be no assurance that an adverse outcome of the litigation will not have a material adverse effect on the Company and its financial condition.


Item 6.         Exhibits and Reports on Form 8-K

                (a) On January 12, 2005 the Company filed a report on Form 8-K announcing its third quarter sales and comparable sales results for the fiscal quarter ended January 2, 2005.

                (a)(i) On January 3, 2005 the Company filed a report on Form 8-K disclosing a letter received from the staff of NASDAQ advising the Company that it had regained compliance with the NASDAQ Marketplace Rule 4350 (h).

                (a)(ii) On November 23, 2004 the Company filed a report on Form 8-K disclosing the restatement of the condensed consolidated balance sheets at March 28, 2004 and July 18, 2004.

                (b) Exhibit 10.1 - Amendment Number 2 to Credit Agreement dated November 19, 2004, by and among Benihana Inc., the Guarantors (as defined therein), and Wachovia Bank, National Association, as agent for the Lenders.

                (b)(i) Exhibit 10.2 - Amendment Number 3 to Credit Agreement dated November 23, 2004, by and among Benihana Inc., the Guarantors (as defined therein), and Wachovia Bank, National Association, as agent for the Lenders.

                (b)(ii) Exhibit 10.3 - Amendment Number 4 to Credit Agreement dated January 20, 2005, by and among Benihana Inc., the Guarantors (as defined therein), and Wachovia Bank, National Association, as agent for the Lenders.

                (b)(iii) Exhibit 31.1 - Chief Executive Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information


Item 6.         Exhibits and Reports on Form 8-K

                (b)(iv) Exhibit 31.2 - Chief Financial Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                (b)(v) Exhibit 32.1 - Chief Executive Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                (b)(vi) Exhibit 32.2 - Chief Financial Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Benihana Inc.
                                          ------------------------------------
                                          (Registrant)



Date:  February 15, 2005                  /s/ Joel A. Schwartz
-------------------------                 ------------------------------------
                                           Joel A. Schwartz
                                           President and
                                           Chief Executive Officer
                                           and Director

                                                                    Exhibit 10.1

                      SECOND AMENDMENT TO CREDIT AGREEMENT

           THIS SECOND AMENDMENT TO CREDIT AGREEMENT (the "Second Amendment") dated as of November 19, 2004, is to that Credit Agreement dated as of December 3, 2002, as amended by that certain First Amendment to Credit Agreement dated as of July 1, 2004 (as may be subsequently amended and modified from time to time, the "Credit Agreement"; terms used but not otherwise defined herein shall have the meanings provided in the Credit Agreement), by and among BENIHANA INC., a Delaware corporation (the "Borrower"), the Guarantors identified therein, the several banks and other financial institutions identified therein (the "Lenders") and WACHOVIA BANK, NATIONAL ASSOCIATION, as agent for the Lenders thereunder (in such capacity, the "Agent").

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

           NOW, THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

A. The Credit Agreement is amended in the following respects:

           Under Section 7.11(c) Consolidated EBITDA, the amount of $31,000,000 for fiscal year 2005 and $36,500,000 for fiscal year 2006 are hereby deleted and replaced with the following:

           Fiscal year 2005:   $22,000,000 commencing at the end of the first
quarter of fiscal year 2005, increasing by $250,000 a quarter through October 30, 2005

           The existing requirements for the remainder of Fiscal year 2006 and future periods will remain unchanged.

B. This Second Amendment shall be and become effective as of the date hereof when the Agent shall have received counterparts of this Second Amendment, which collectively shall have been duly executed by the Credit Parties, the Lenders and the Agent.

           C. Except as modified hereby, all of the terms and provisions of the Credit Agreement (and Exhibits) remain in full force and effect.

           D. Each Guarantor hereby reaffirms its obligations under Section 4 of the Credit Agreement as of the date hereof and agrees that nothing contained herein shall operate to relieve any such Guarantor of its obligations thereunder.

           E. The Credit Parties hereby represent and warrant that:

                     (i) any and all representations and warranties made by the Credit Parties and contained in the Credit Agreement (other than those which expressly relate to a prior period) are true and correct in all material respects as of the date of this Second Amendment; and

                     (ii) No Default or Event of Default currently exists and is continuing under the Credit Agreement as of the date of this Second Amendment.

           F. This Second Amendment and the Credit Agreement, as amended hereby, shall be deemed to be contracts made under, and for all purposes shall be construed in accordance with the laws of the State of North Carolina.

           G. This Second Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original and it shall not be necessary in making proof of this Second Amendment to produce or account for more than one such counterpart.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

           IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Second Amendment to be duly executed and delivered as of the date and year first above written.

BORROWER:                                 BENIHANA INC.
-------------------------
                                          a Delaware corporation

                                          By:
                                          -------------------------------------
                                          Joel A. Schwartz
                                          President


SUBSIDIARY
GUARANTORS:
                                         1501 BROADWAY RESTAURANT CORP.
                                         a New York corporation
                                         BENIHANA BETHESDA CORP.,
                                         a New York corporation
                                         BENIHANA BRICKELL STATION CORP.,
                                         a Delaware corporation
                                         BENIHANA CARLSBAD CORP.,
                                         a Delaware corporation
                                         BENIHANA ENCINO CORP.,
                                         a California corporation
                                         BENIHANA INTERNATIONAL CORP.,
                                         a Delaware corporation
                                         BENIHANA LINCOLN ROAD CORP.,
                                         a Delaware corporation
                                         BENIHANA LOMBARD CORP.,
                                         a Illinois corporation
                                         BENIHANA MARINA CORP.,
                                         a California corporation
                                         BENIHANA MONTEREY CORPORATION,
                                         a Delaware corporation
                                         BENIHANA NATIONAL CORP.,
                                         a Delaware corporation
                                         BENIHANA NATIONAL OF FLORIDA CORP.,
                                         a Delaware corporation
                                         BENIHANA NEW YORK CORP.,
                                         a Delaware corporation
                                         BENIHANA ONTARIO CORP.,
                                         a Delaware corporation
                                         BENIHANA ORLANDO CORP.,
                                         a Delaware corporation
                                         BENIHANA OF PUENTE HILLS CORP.,
                                         a Delaware corporation
                                         BENIHANA SCHAUMBURG CORP.,
                                         a Delaware corporation

                           [signature pages continue]

                                         RA SUSHI CHICAGO CORP.,
                                         a Delaware corporation
                                         BENIHANA SUNRISE CORP.,
                                         a Delaware corporation
                                         BENIHANA WESTBURY CORP.
                                         a Delaware corporation
                                         BENIHANA WHEELING CORP.
                                         a Delaware corporation
                                         BIG SPLASH KENDALL CORP.,
                                         a Delaware corporation
                                         HARU AMSTERDAM AVENUE CORP.
                                         a New York corporation
                                         HARU FOOD CORP.
                                         a New York corporation
                                         HARU HOLDING CORP.
                                         a Delaware corporation
                                         HARU PARK AVENUE CORP.,
                                         a Delaware corporation
                                         HARU THIRD AVENUE CORP.
                                         a New York corporation
                                         HARU TOO, INC.,
                                         a New York corporation
                                         MAXWELL INTERNATIONAL INC.,
                                         a Delaware corporation
                                         NOODLE TIME, INC.,
                                         a Florida corporation
                                         RA AHWATUKEE RESTAURANT CORP.,
                                         a Delaware corporation
                                         RA KIERLAND RESTAURANT CORP.,
                                         a Delaware corporation
                                         RA SCOTTDALE CORP.,
                                         a Delaware corporation
                                         RA TEMPE CORP.,
                                         a Delaware corporation
                                         RUDY'S RESTAURANT GROUP, INC.,
                                         a Nevada corporation
                                         TEPPAN RESTAURANTS LTD.,
                                         a California corporation
                                         THE SAMURAI, INC.,
                                         a New York corporation


                                       By:
                                       -----------------------------------------
                                       Name:  Joel A. Schwartz
                                       Title: President of each of the foregoing
                                              Subsidiary Guarantors



                           [signature pages continue]

                                       BENIHANA LAS COLINAS CORP.,
                                       a Texas corporation
                                       BENIHANA OF TEXAS, INC.,
                                       a Texas corporation
                                       BENIHANA WOODLANDS CORP.,
                                       a Texas corporation
                                       HARU PHILADELPHIA CORP.,
                                       a Delaware corporation
                                       RA SUSHI LAS VEGAS CORP.,
                                       a Nevada corporation

                                       By:
                                       -----------------------------------------
                                       Name:  Joel A. Schwartz
                                       Title: Authorized Agent of each of the
                                              foregoing Subsidiary Guarantors

AGENT:                                  WACHOVIA BANK,
-----------------
                                        NATIONAL ASSOCIATION,
                                        as Agent and in its capacity as a Lender

                                        By:
                                        ----------------------------------------
                                        Name:
                                        ----------------------------------------
                                        Title:
                                        ----------------------------------------

                                                                   Exhibit 10.2

                       THIRD AMENDMENT TO CREDIT AGREEMENT

           THIS THIRD AMENDMENT TO CREDIT AGREEMENT (the "Third Amendment") dated as of November 23, 2004, is to that Credit Agreement dated as of December 3, 2002, as amended by that certain First Amendment to Credit Agreement dated as of July 1, 2004 and that certain Second Amendment to Credit Agreement dated as of November 19, 2004 (as may be subsequently amended and modified from time to time, the "Credit Agreement"; terms used but not otherwise defined herein shall have the meanings provided in the Credit Agreement), by and among BENIHANA INC., a Delaware corporation (the "Borrower"), the Guarantors identified therein, the several banks and other financial institutions identified therein (the "Lenders") and WACHOVIA BANK, NATIONAL ASSOCIATION, as agent for the Lenders thereunder (in such capacity, the "Agent").

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

           NOW, THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

           A. The Credit Agreement is amended in the following respects:

           (i) The definition of "Funded Indebtedness" in Section 1.1 of the Credit Agreement is hereby amended deleting clause (g) thereof and replacing it with a new clause (g) to read as follows:

                     (g) (i) all preferred Capital Stock issued by such Person and required by the terms thereof to be redeemed in cash prior to or within ninety (90) days after the Maturity Date, or for which mandatory sinking fund payments are due, (ii) all accrued but unpaid dividends, and (iii) all other items which in accordance with GAAP would be listed as liabilities on the balance sheet of such Person,

           (ii) The definition of "Indebtedness" in Section 1.1 of the Credit Agreement is hereby amended deleting clause (l) thereof and replacing it with a new clause (l) to read as follows:

                     (l) (i) all preferred Capital Stock issued by such Person and required by the terms thereof to be redeemed in cash prior to or within ninety (90) days after the Maturity Date, or for which mandatory sinking fund payments are due, (ii) all accrued but unpaid dividends, and (iii) all other items which in accordance with GAAP would be listed as liabilities on the balance sheet of such Person,,

           (iii) A new Section 8.14 is hereby added to the Credit Agreement in the appropriate numerical order to read as follows:

           Section 8.14        Stock Purchase Agreement.

                     The Borrower shall not, nor shall it permit any Consolidated Party to, redeem the Permitted Preferred Stock for cash on an Early Redemption Date (as defined in the Certificate of Designations).

           B. This Third Amendment shall be and become effective as of the date hereof when the Agent shall have received counterparts of this Third Amendment which collectively shall have been duly executed by the Credit Parties, the Lenders and the Agent.

           C. Except as modified hereby, all of the terms and provisions of the Credit Agreement (and Exhibits) remain in full force and effect.

           D. Each Guarantor hereby reaffirms its obligations under Section 4 of the Credit Agreement as of the date hereof and agrees that nothing contained herein shall operate to relieve any such Guarantor of its obligations thereunder.

           E. The Credit Parties hereby represent and warrant that:

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

           F. This Third Amendment and the Credit Agreement, as amended hereby, shall be deemed to be contracts made under, and for all purposes shall be construed in accordance with the laws of the State of North Carolina.

           G. This Third Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original and it shall not be necessary in making proof of this Third Amendment to produce or account for more than one such counterpart.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

           IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Third Amendment to be duly executed and delivered as of the date and year first above written.


BORROWER:                                 BENIHANA INC.
--------------------------
                                          a Delaware corporation

                                          By:
                                          --------------------------------------
                                          Joel A. Schwartz
                                          President


SUBSIDIARY
GUARANTORS:
                                       1501 BROADWAY RESTAURANT CORP.
                                       a New York corporation
                                       BENIHANA BETHESDA CORP.,
                                       a New York corporation
                                       BENIHANA BRICKELL STATION CORP.,
                                       a Delaware corporation
                                       BENIHANA CARLSBAD CORP.,
                                       a Delaware corporation
                                       BENIHANA ENCINO CORP.,
                                       a California corporation
                                       BENIHANA INTERNATIONAL CORP.,
                                       a Delaware corporation
                                       BENIHANA LINCOLN ROAD CORP.,
                                       a Delaware corporation
                                       BENIHANA LOMBARD CORP.,
                                       a Illinois corporation
                                       BENIHANA MARINA CORP.,
                                       a California corporation
                                       BENIHANA MONTEREY CORPORATION,
                                       a Delaware corporation
                                       BENIHANA NATIONAL CORP.,
                                       a Delaware corporation
                                       BENIHANA NATIONAL OF FLORIDA CORP.,
                                       a Delaware corporation
                                       BENIHANA NEW YORK CORP.,
                                       a Delaware corporation
                                       BENIHANA ONTARIO CORP.,
                                       a Delaware corporation
                                       BENIHANA ORLANDO CORP.,
                                       a Delaware corporation
                                       BENIHANA OF PUENTE HILLS CORP.,
                                       a Delaware corporation
                                       BENIHANA SCHAUMBURG CORP.,
                                       a Delaware corporation

                           [signature pages continue]

                                       RA SUSHI CHICAGO CORP.,
                                       a Delaware corporation
                                       BENIHANA SUNRISE CORP.,
                                       a Delaware corporation
                                       BENIHANA WESTBURY CORP.
                                       a Delaware corporation
                                       BENIHANA WHEELING CORP.
                                       a Delaware corporation
                                       BIG SPLASH KENDALL CORP.,
                                       a Delaware corporation
                                       HARU AMSTERDAM AVENUE CORP.
                                       a New York corporation
                                       HARU FOOD CORP.
                                       a New York corporation
                                       HARU HOLDING CORP.
                                       a Delaware corporation
                                       HARU PARK AVENUE CORP.,
                                       a Delaware corporation
                                       HARU THIRD AVENUE CORP.
                                       a New York corporation
                                       HARU TOO, INC.,
                                       a New York corporation
                                       MAXWELL INTERNATIONAL INC.,
                                       a Delaware corporation
                                       NOODLE TIME, INC.,
                                       a Florida corporation
                                       RA AHWATUKEE RESTAURANT CORP.,
                                       a Delaware corporation
                                       RA KIERLAND RESTAURANT CORP.,
                                       a Delaware corporation
                                       RA SCOTTDALE CORP.,
                                       a Delaware corporation
                                       RA TEMPE CORP.,
                                       a Delaware corporation
                                       RUDY'S RESTAURANT GROUP, INC.,
                                       a Nevada corporation
                                       TEPPAN RESTAURANTS LTD.,
                                       a California corporation
                                       THE SAMURAI, INC.,
                                       a New York corporation

                                       By:
                                       ----------------------------------------
                                       Name:  Joel A. Schwartz
                                       Title: President of each of the foregoing
                                              Subsidiary Guarantors




                           [signature pages continue]

                                       BENIHANA LAS COLINAS CORP.,
                                       a Texas corporation
                                       BENIHANA OF TEXAS, INC.,
                                       a Texas corporation
                                       BENIHANA WOODLANDS CORP.,
                                       a Texas corporation
                                       HARU PHILADELPHIA CORP.,
                                       a Delaware corporation
                                       RA SUSHI LAS VEGAS CORP.,
                                       a Nevada corporation

                                       By:
                                       ----------------------------------------
                                       Name:  Joel A. Schwartz
                                       Title: Authorized Agent of each of the
                                              foregoing Subsidiary Guarantors

AGENT:                                  WACHOVIA BANK,
-----------------
                                        NATIONAL ASSOCIATION,
                                        as Agent and in its capacity as a Lender

                                        By:
                                        ----------------------------------------
                                        Name:
                                        ----------------------------------------
                                        Title:
                                        ----------------------------------------

                                                                   Exhibit 10.3

                      FOURTH AMENDMENT TO CREDIT AGREEMENT

           THIS FOURTH AMENDMENT TO CREDIT AGREEMENT (the "Fourth Amendment") dated as of January 20, 2005, is to that Credit Agreement dated as of December 3, 2002, as amended by that certain First Amendment to Credit Agreement dated as of July 1, 2004, that certain Second Amendment to Credit Agreement dated as of November 19, 2004 and that certain Third Amendment to Credit Agreement dated as of November 23, 2004 (as may be subsequently amended and modified from time to time, the "Credit Agreement"; terms used but not otherwise defined herein shall have the meanings provided in the Credit Agreement), by and among BENIHANA INC., a Delaware corporation (the "Borrower"), the Guarantors identified therein, the several banks and other financial institutions identified therein (the "Lenders") and WACHOVIA BANK, NATIONAL ASSOCIATION, as agent for the Lenders thereunder (in such capacity, the "Agent").

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

           NOW, THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

           A. The Credit Agreement is amended by amending and restating Sections 7.11(c) and (d) in their entirety to read respectively as follows:

                     (c) Consolidated EBITDA. Consolidated EBITDA at the end of each fiscal quarter of the Borrower for the immediately preceding four consecutive fiscal quarters as shown on the financial statements of the Borrower delivered pursuant to Section 7.1(b) for each date of determination occurring during each of the periods listed below shall not be less than:

                        Period                                   Amount
                        ------                                   ------
                    Fiscal year 2005                            $22,750,000
                    Fiscal year 2006                            $23,750,000
                    Fiscal year 2007                            $30,000,000
                    Fiscal year 2008                            $30,000,000

                     (d) Capital Expenditures. Consolidated Capital Expenditures for each fiscal year shall not exceed the amounts set forth below for the periods set forth below:

                         Period                                   Amount
                         ------                                   ------
                     Fiscal year 2005                            $31,000,000
                     Fiscal year 2006                            $31,500,000
                     Fiscal year 2007                            $38,500,000
                     Fiscal year 2008                            $38,500,000

           B. This Fourth Amendment shall be and become effective as of the date hereof when the Agent shall have received (i) counterparts of this Fourth Amendment which collectively shall have been duly executed by the Credit Parties, the Lenders and the Agent and (ii) an amendment fee in the amount of $10,000.

           C. Except as modified hereby, all of the terms and provisions of the Credit Agreement (and Exhibits) remain in full force and effect.

           D. Each Guarantor hereby reaffirms its obligations under Section 4 of the Credit Agreement as of the date hereof and agrees that nothing contained herein shall operate to relieve any such Guarantor of its obligations thereunder.

           E. The Credit Parties hereby represent and warrant that:

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

           F. This Fourth Amendment and the Credit Agreement, as amended hereby, shall be deemed to be contracts made under, and for all purposes shall be construed in accordance with the laws of the State of North Carolina.

           G. This Fourth Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original and it shall not be necessary in making proof of this Fourth Amendment to produce or account for more than one such counterpart.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

           IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Fourth Amendment to be duly executed and delivered as of the date and year first above written.


BORROWER:                            BENIHANA INC.
-------------------------
                                     a Delaware corporation

                                     By:
                                     ------------------------------------------
                                     Joel A. Schwartz
                                     President

SUBSIDIARY
GUARANTORS:
                                      1501 BROADWAY RESTAURANT CORP.
                                      a New York corporation
                                      BENIHANA BETHESDA CORP.,
                                      a New York corporation
                                      BENIHANA BRICKELL STATION CORP.,
                                      a Delaware corporation
                                      BENIHANA CARLSBAD CORP.,
                                      a Delaware corporation
                                      BENIHANA ENCINO CORP.,
                                      a California corporation
                                      BENIHANA INTERNATIONAL CORP.,
                                      a Delaware corporation
                                      BENIHANA LINCOLN ROAD CORP.,
                                      a Delaware corporation
                                      BENIHANA LOMBARD CORP.,
                                      a Illinois corporation
                                      BENIHANA MARINA CORP.,
                                      a California corporation
                                      BENIHANA MONTEREY CORPORATION,
                                      a Delaware corporation
                                      BENIHANA NATIONAL CORP.,
                                      a Delaware corporation
                                      BENIHANA NATIONAL OF FLORIDA CORP.,
                                      a Delaware corporation
                                      BENIHANA NEW YORK CORP.,
                                      a Delaware corporation
                                      BENIHANA ONTARIO CORP.,
                                      a Delaware corporation
                                      BENIHANA ORLANDO CORP.,
                                      a Delaware corporation
                                      BENIHANA OF PUENTE HILLS CORP.,
                                      a Delaware corporation
                                      BENIHANA SCHAUMBURG CORP.,
                                      a Delaware corporation


                           [signature pages continue]

                                      RA SUSHI CHICAGO CORP.,
                                      a Delaware corporation
                                      BENIHANA SUNRISE CORP.,
                                      a Delaware corporation
                                      BENIHANA WESTBURY CORP.
                                      a Delaware corporation
                                      BENIHANA WHEELING CORP.
                                      a Delaware corporation
                                      BIG SPLASH KENDALL CORP.,
                                      a Delaware corporation
                                      HARU AMSTERDAM AVENUE CORP.
                                      a New York corporation
                                      HARU FOOD CORP.
                                      a New York corporation
                                      HARU HOLDING CORP.
                                      a Delaware corporation
                                      HARU PARK AVENUE CORP.,
                                      a Delaware corporation
                                      HARU THIRD AVENUE CORP.
                                      a New York corporation
                                      HARU TOO, INC.,
                                      a New York corporation
                                      MAXWELL INTERNATIONAL INC.,
                                      a Delaware corporation
                                      NOODLE TIME, INC.,
                                      a Florida corporation
                                      RA AHWATUKEE RESTAURANT CORP.,
                                      a Delaware corporation
                                      RA KIERLAND RESTAURANT CORP.,
                                      a Delaware corporation
                                      RA SCOTTDALE CORP.,
                                      a Delaware corporation
                                      RA TEMPE CORP.,
                                      a Delaware corporation
                                      RUDY'S RESTAURANT GROUP, INC.,
                                      a Nevada corporation
                                      TEPPAN RESTAURANTS LTD.,
                                      a California corporation
                                      THE SAMURAI, INC.,
                                      a New York corporation

                                      By:
                                      -----------------------------------------
                                      Name:  Joel A. Schwartz
                                      Title: President of each of the foregoing
                                             Subsidiary Guarantors





                           [signature pages continue]

                                       BENIHANA LAS COLINAS CORP.,
                                       a Texas corporation
                                       BENIHANA OF TEXAS, INC.,
                                       a Texas corporation
                                       BENIHANA WOODLANDS CORP.,
                                       a Texas corporation
                                       HARU PHILADELPHIA CORP.,
                                       a Delaware corporation
                                       RA SUSHI LAS VEGAS CORP.,
                                       a Nevada corporation

                                       By:
                                       ----------------------------------------
                                       Name:  Joel A. Schwartz
                                       Title: Authorized Agent of each of the
                                              foregoing Subsidiary Guarantors

AGENT:                                  WACHOVIA BANK,
-----------------
                                        NATIONAL ASSOCIATION,
                                        as Agent and in its capacity as a Lender

                                        By:
                                        ----------------------------------------
                                        Name:
                                        ----------------------------------------
                                        Title:
                                        ----------------------------------------

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


Date:  February 15, 2005              /s/ Joel A. Schwartz
                                      -----------------------------------------
                                      Joel A. Schwartz
                                      President and
                                      Chief Executive Officer
                                      and Director

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


Date:  February 15, 2005              /s/ Michael R. Burris
                                      -----------------------------------------
                                      Michael R. Burris
                                      Senior Vice President -
                                      Finance and Chief Financial
                                      Officer

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Benihana Inc. (the "Company") on Form 10- Q for the period ended January 2, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel A. Schwartz, President and Chief Executive Officer and Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

February 15, 2005

                                                                   Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Benihana Inc. (the "Company") on Form 10-Q for the period ended January 2, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael R. Burris, Senior Vice President - Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

February 15, 2005