Form 10-Q/A
period 2005-01-02
BENIHANA INC
filed 2005-03-03
CIK 935226

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

                           Commission File No. 0-26396

                                  BENIHANA INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                 65-0538630
   -----------------------------------          ----------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      Incorporation or organization)                 Identification No.)


   8685 NORTHWEST 53RD TERRACE, MIAMI, FLORIDA                  33166
  ---------------------------------------------           -----------------
     (Address of principal executive offices)                (Zip Code)


 Registrant's telephone number, including area code:        (305) 593-0770
                                                          -----------------

                                      NONE
   ---------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

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

     Common Stock $.10 par value, 2,992,979 shares outstanding at February 15, 2005

     Class A Common Stock $.10 par value, 6,181,475 shares outstanding at February 15, 2005

EXPLANATORY NOTE
The Registrant hereby amends its Quarterly Report on Form 10-Q for the three and ten periods ended January 2, 2005 as the Company's registered independent public accountants have completed their review of the financial statements that accompany this Form 10-Q/A.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND TEN PERIODS ENDED JANUARY 2, 2005


TABLE OF CONTENTS
                                                                        PAGE

PART I -  Financial Information

          Item 1. Financial Statements - unaudited

            Condensed Consolidated Balance Sheets (unaudited)
                at January 2, 2005 and March 28, 2004                   1

            Condensed Consolidated Statements of Earnings
                (unaudited) for the Three and Ten Periods Ended
                January 2, 2005 and January 4, 2004                     2 - 3

            Condensed Consolidated Statement of Stockholders'
                Equity (unaudited) for the Ten Periods Ended
                January 2, 2005                                         4

            Condensed Consolidated Statements of Cash Flows
                (unaudited) for the Ten Periods Ended
                January 2, 2005 and January 4, 2004                     5

            Notes to Condensed Consolidated Financial Statements
                (unaudited)                                             6 - 12

          Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations               13 - 19

          Item 3. Quantitative and Qualitative Disclosures
            about Market Risk                                           19

          Item 4. Controls and Procedures                               20

PART II - Other Information

          Item 1. Legal Proceedings                                     21

          Item 6. Exhibits                                              21

          Signature                                                     22

          Certifications                                                23 - 26

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information
ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)            JANUARY 2,      March 28,
                                                                     2005           2004
----------------------------------------------------------------------------------------------
ASSETS                                                                          (As restated,
CURRENT ASSETS:                                                                  see Note 2)
   Cash and cash equivalents                                     $     1,347    $      2,196
   Receivables                                                         1,390             882
   Inventories                                                         6,832           6,147
   Prepaid expenses                                                    3,486           2,426
----------------------------------------------------------------------------------------------
Total current assets                                                  13,055          11,651
Property and equipment, net                                          107,128          98,219
Goodwill, net                                                         28,131          27,783
Other assets                                                           4,506           4,757
Deferred tax asset, net                                                                  185
----------------------------------------------------------------------------------------------
                                                                 $   152,820    $    142,595
==============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                         $    24,687    $     18,877
   Current maturity of bank debt                                       3,333          21,500
   Current maturities of obligations under capital leases                 76             273
------------------------------------------------------------------------------------------------
Total current liabilities                                             28,096          40,650
Deferred obligations under operating leases                            5,722           5,460
Long-term debt - bank                                                  6,667
Obligations under capital leases                                                          26
Deferred tax liability, net                                               53
------------------------------------------------------------------------------------------------
Total liabilities                                                     40,538          46,136

Commitments and contingencies (Note 8)

Minority interest                                                      1,907           1,414
Convertible Preferred Stock - $1.00 par value; authorized -
   5,000,000 shares; Series B Mandatory Redeemable
   Convertible Preferred Stock - authorized - 800,000 shares;
   issued and outstanding - 400,000 shares (Note 7)                    9,288
STOCKHOLDERS' EQUITY:
   Common stock - $.10 par value; convertible into Class
     A Common stock; authorized - 12,000,000 shares;
     issued and outstanding - 2,992,979 and 3,134,979
     shares, respectively                                                299             313
   Class A Common stock - $.10 par value; authorized -
     20,000,000 shares; issued and outstanding -
     6,181,475 and 5,967,527 shares, respectively                        618             597
   Additional paid-in capital                                         51,507          50,772
   Retained earnings                                                  48,806          43,506
   Treasury stock - 10,828 shares of Common and
     Class A Common stock at cost                                       (143)           (143)
------------------------------------------------------------------------------------------------
Total stockholders' equity                                           101,087          95,045
------------------------------------------------------------------------------------------------
                                                                 $   152,820    $    142,595
================================================================================================
See notes to condensed consolidated financial statements

                                            1

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(In thousands, except per share information)

                                                                          THREE PERIODS ENDED
                                                                     ------------------------------
                                                                       JANUARY 2,      January 4,
                                                                          2005            2004
---------------------------------------------------------------------------------------------------
                                                                                     (As restated,
REVENUES                                                                              see Note 2)
Restaurant sales                                                      $    49,626     $     46,607
Franchise fees and royalties                                                  425              365
---------------------------------------------------------------------------------------------------
Total revenues                                                             50,051           46,972
---------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of food and beverage sales                                            11,695           12,096
Restaurant operating expenses                                              29,190           27,298
Restaurant opening costs                                                      114              754
Marketing, general and administrative expenses                              5,718            3,789
---------------------------------------------------------------------------------------------------
Total operating expenses                                                   46,717           43,937
---------------------------------------------------------------------------------------------------

Earnings from operations                                                    3,334            3,035
Interest expense, net                                                          56               91
---------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                          3,278            2,944
Income tax provision                                                        1,130              955
---------------------------------------------------------------------------------------------------

Earnings before minority interest                                           2,148            1,989
Minority interest                                                             131              141
---------------------------------------------------------------------------------------------------

NET INCOME                                                            $     2,017     $      1,848
Less: Accretion of issuance costs and preferred stock dividends               132
---------------------------------------------------------------------------------------------------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                        $     1,885     $      1,848
===================================================================================================

EARNINGS PER SHARE
Basic earnings per common share                                       $        .21    $        .21
Diluted earnings per common share                                     $        .20    $        .20
---------------------------------------------------------------------------------------------------

Number of restaurants at end of period                                          69              68

See notes to condensed consolidated financial statements

                                                2

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(In thousands, except per share information)

                                                                            TEN PERIODS ENDED
                                                                    -------------------------------
                                                                       JANUARY 2,      January 4,
                                                                          2005            2004
---------------------------------------------------------------------------------------------------
                                                                                     (As restated,
REVENUES                                                                               see Note 2)
Restaurant sales                                                      $    162,361    $    151,074
Franchise fees and royalties                                                 1,191           1,235
---------------------------------------------------------------------------------------------------
Total revenues                                                             163,552         152,309
---------------------------------------------------------------------------------------------------


COSTS AND EXPENSES
Cost of food and beverage sales                                             40,626          38,899
Restaurant operating expenses                                               95,899          89,100
Restaurant opening costs                                                       667           1,792
Marketing, general and administrative expenses                              16,997          12,500
---------------------------------------------------------------------------------------------------
Total operating expenses                                                   154,189         142,291
---------------------------------------------------------------------------------------------------

Earnings from operations                                                     9,363          10,018
Interest expense, net                                                          242             324
---------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                           9,121           9,694
Income tax provision                                                         3,038           3,096
---------------------------------------------------------------------------------------------------

Earnings before minority interest                                            6,083           6,598
Minority interest                                                              493             479
---------------------------------------------------------------------------------------------------

NET INCOME                                                            $      5,590    $      6,119
Less:  Accretion of issuance costs and preferred stock dividends               290
---------------------------------------------------------------------------------------------------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                        $      5,300    $      6,119
===================================================================================================

EARNINGS PER SHARE
Basic earnings per common share                                       $        .59    $        .69
Diluted earnings per common share                                     $        .56    $        .67
===================================================================================================

Number of restaurants at end of period                                          69              68

See notes to condensed consolidated financial statements

                                               3

BENIHANA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
TEN PERIODS ENDED JANUARY 2, 2005
(UNAUDITED)

(In thousands, except share information)

                                                                Class A   Additional                             Total
                                                     Common     Common      Paid-in    Retained    Treasury   Stockholders'
                                                     Stock       Stock      Capital    Earnings      Stock       Equity
---------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 28, 2004, as previously reported        $313        $597     $50,772     $45,691      $(143)     $ 97,230
   Restatement, Note 2                                                                   (2,185)                  (2,185)
---------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 28, 2004, as restated                   $313                                          $(143)
                                                                   $597     $50,772     $43,506                 $ 95,045

   Net income                                                                             5,590                    5,590

   Issuance of 71,598 shares of Class A
     common stock through exercise of
     options                                                          7         604                                  611

   Conversion of 142,000 shares of common
     stock into 142,000 shares of Class A
     common stock at $.01 par value                     (14)         14

   Issuance of 350 shares of Class A
     common stock for incentive compensation                                      7                                    7

   Dividends on Series B Preferred Stock                                                   (255)                    (255)

   Tax benefit from stock option exercises                                      124                                  124

   Accretion of issuance costs on
     Series B Preferred Stock                                                               (35)                     (35)

---------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 2, 2005                               $299        $618     $51,507     $48,806      $(143)     $101,087
===========================================================================================================================

See notes to condensed consolidated financial statements

                                                            4

BENIHANA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands, except share information)                                            TEN PERIODS ENDED
                                                                             ------------------------------
                                                                               JANUARY 2,      January 4,
                                                                                  2005            2004
-----------------------------------------------------------------------------------------------------------
                                                                                             (As restated,
OPERATING ACTIVITIES:                                                                         see Note 2)
Net income                                                                    $     5,590    $      6,119
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                                                    7,282           6,436
   Minority interest                                                                  493             479
   Deferred income taxes                                                              238             669
   Issuance of Class A common stock for incentive compensation                          7
   Loss on disposal of assets                                                         191             124
   Change in operating assets and liabilities that provided (used) cash:
         Receivables                                                                 (508)           (396)
         Inventories                                                                 (685)           (967)
         Prepaid expenses                                                          (1,060)           (526)
         Other assets                                                                 (41)             80
         Accounts payable and accrued expenses                                      5,595           2,570
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          17,102          14,588
-----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Cash proceeds from sale of equipment                                                    4
Expenditures for property and equipment                                           (16,094)        (16,307)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (16,090)        (16,307)
-----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Borrowings under revolving line of credit                                           5,500          13,400
Proceeds from issuance of Series B Preferred Stock, net                             9,253
Proceeds from issuance of common stock under exercise of
 stock options and warrants                                                           611           1,890
Tax benefit from stock option exercises                                               124             102

Repayment of long-term loan                                                        (3,000)         (3,000)
Repayment of revolving line of credit                                             (14,000)        (10,400)
Repayment of obligations under capital leases                                        (223)           (301)
Dividends paid on Series B Preferred Stock                                           (126)
-----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                (1,861)          1,691
-----------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (849)            (28)
Cash and cash equivalents, beginning of year                                        2,196           2,299
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $     1,347    $      2,271
===========================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the ten periods:
 Interest                                                                     $       366    $        432
 Income taxes                                                                 $     3,173    $      1,400
-----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Accretion of issuance costs on Series B Preferred Stock                       $        35
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

                                                      5

,

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

2.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     Subsequent to the issuance of the financial statements for the three and ten periods ended January 4, 2004, the Company determined that those financial statements contained certain errors related to the accounting for leases and leasehold improvements. Following a February 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurants and retail companies and a letter by the Chief Accountant of the Securities and Exchange Commission to the Chairman of the Center for Public Company Audit Firms of the AICPA dated February 7, 2005, we determined that the adjustments in those filings and the subject matter of the SEC's Chief Accountant in his letter relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements as of March 28, 2004 and for the three and ten periods of fiscal 2004 included herein (the "Restatement"). Previously, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and in certain instances the option periods provided for in the lease (or the useful life of the assets if shorter). Rent holidays occur, in certain situations, where leases provide that rental payments are not made for a certain period that approximates the time frame that our restaurants are under construction. We previously did not include these rent holiday periods when calculating straight-line rent expense.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 2, 2005 AND JANUARY 4, 2004
(UNAUDITED)


     Although the Company does not believe that this error resulted in a material misstatement of the Company's consolidated financial statements for any annual or interim periods as presented below, the effects of correcting the error currently would have had a material effect on the Company's results of operations for the third quarter of fiscal 2005. The financial statements have been restated to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty and including the rent holiday period.

     The cumulative effect of the Restatement as of March 28, 2004 is an increase in deferred rent liability of $3.6 million and a decrease in deferred income tax liability of $1.4 million. As a result, retained earnings at the end of fiscal 2004 decreased by $2.2 million. Rent expense for fiscal year ended March 28, 2004 and for the three and ten periods ended January 4, 2004 increased by $0.4 million, and $0.1 million and $0.3 million, respectively. The Restatement decreased reported diluted net earnings per share $0.01 and $0.03 for the three and ten periods ended January 4, 2004, respectively. The Restatement had no impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

     The consolidated financial statements for the three and ten periods in fiscal 2004 included in this Form 10-Q/A have been restated to reflect the adjustments described above. The Restatement of prior period financial statements will be made in future amendments to our previously filed Form 10-K/A for the year ended March 28, 2004 and for Form 10-Q/A for the quarter ended July 18, 2004, and for Form 10-Q for the quarter ended October 10, 2004.

     The following is a summary of the impact of the Restatement on our consolidated balance sheet at March 28, 2004 and our consolidated statements of earnings for the three and ten periods ended January 4, 2004:

                                                      As Previously                     As
    Year ended March 28, 2004                            Reported     Adjustments    Restated
    --------------------------------------------------------------------------------------------
    Consolidated Balance Sheet
    --------------------------------------------------------------------------------------------
    Deferred tax asset, net                            $          0   $       185   $       185
    Total assets                                            142,410           185       142,595
    Accounts payable and accrued expenses                    20,730        (1,853)       18,877
    Deferred obligations under operating leases                   0         5,460         5,460
    Deferred tax liability, net                               1,237        (1,237)            0
    Total liabilities                                        43,766         2,370        46,136
    Retained earnings                                        45,691        (2,185)       43,506
    Total stockholders' equity                               97,230        (2,185)       95,045

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 2, 2005 AND JANUARY 4, 2004
(UNAUDITED)


                                                      As Previously                     As
    Three periods ended January 4, 2004                  Reported     Adjustments    Restated
    --------------------------------------------------------------------------------------------
    Consolidated Statement of Earnings
    --------------------------------------------------------------------------------------------
    Restaurant operating expenses                      $     27,237   $        61   $    27,298
    Restaurant opening costs                                    720            34           754
    Earnings before income taxes and minority interest        3,039           (95)        2,944
    Income tax provision                                        988           (33)          955
    Net income                                                1,910           (62)        1,848
    Basic net earnings per share                               0.21             -          0.21
    Diluted net earnings per share                             0.21         (0.01)         0.20


                                                      As Previously                     As
    Ten periods ended January 4, 2004                    Reported     Adjustments    Restated
    --------------------------------------------------------------------------------------------
    Consolidated Statement of Earnings
    --------------------------------------------------------------------------------------------
    Restaurant operating expenses                      $     89,024   $        76   $    89,100
    Restaurant opening costs                                  1,552           240         1,792
    Earnings before income taxes and minority interest       10,010          (316)        9,694
    Income tax provision                                      3,207          (111)        3,096
    Net income                                                6,324          (205)        6,119
    Basic net earnings per share                               0.72         (0.03)         0.69
    Diluted net earnings per share                             0.70         (0.03)         0.67

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 2, 2005 AND JANUARY 4, 2004
(UNAUDITED)


     Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on net income and earnings per share for the three and ten periods ended:

                                                   THREE PERIODS ENDED              TEN PERIODS ENDED
                                              ----------------------------    ----------------------------
                                                JANUARY 2,      January 4,     JANUARY 2,      January 4,
                                                  2005             2004           2005            2004
                                              ------------    ------------    ------------    ------------
     NET INCOME (IN THOUSANDS)
        As reported and restated                   $2,017          $1,848          $5,590          $6,119
        Accretion of issuance costs
          and preferred stock dividends               132                             290
                                              ------------    ------------    ------------    ------------
        Net income attributable to
          common stockholders                       1,885           1,848           5,300           6,119
        Add: Stock-based compensation
          cost included in net income                                                   7
        Less:  Total stock-based
          employee compensation
          expense determined under
          fair value based method
          for all awards                              103             129             356             426
                                              ------------    ------------    ------------    ------------
        Pro forma                                  $1,782          $1,719          $4,951          $5,693
                                              ============    ============    ============    ============
     BASIC EARNINGS PER SHARE
        As reported                                $  .21          $  .21          $  .59          $  .69
                                              ------------    ------------    ------------    ------------
        Pro forma                                  $  .19          $  .20          $  .55          $  .64
                                              ============    ============    ============    ============
     DILUTED EARNINGS PER SHARE
        As reported                                $  .20          $  .20          $  .56          $  .67
                                              ------------    ------------    ------------    ------------
        Pro forma                                  $  .17          $  .19          $  .50          $  .63
                                              ============    ============    ============    ============

     See Note 3 New Accounting Pronouncements which will be effective for the Company for the second quarter of fiscal 2006.

5.   INVENTORIES

     Inventories consist of (in thousands):

                                       JANUARY 2,      March 28,
                                          2005           2004
                                     -------------   -------------

     Food and beverage                     $3,013          $2,090
     Supplies                               3,819           4,057
                                     -------------   -------------

                                           $6,832          $6,147
                                     =============   =============

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

     The following data shows the amounts (in thousands) used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                                   THREE PERIODS ENDED              TEN PERIODS ENDED
                                              ----------------------------    ----------------------------
                                                JANUARY 2,      January 4,     JANUARY 2,      January 4,
                                                  2005             2004           2005            2004
                                              ------------    ------------    ------------    ------------
     Net income, as reported and restated          $2,017          $1,848          $5,590          $6,119
     Less: Accretion of issuance costs and
        preferred stock dividends                     132                                             290
                                              ------------    ------------    ------------    ------------
     Income for computation of basic
        earnings per common share                   1,885           1,848           5,300           6,119
     Add: Accretion of issuance costs and
        preferred stock dividends                     132                             290
                                              ------------    ------------    ------------    ------------
     Income for computation of diluted
        earnings per common share                  $2,017          $1,848          $5,300          $6,119
                                              ============    ============    ============    ============


                                                   THREE PERIODS ENDED              TEN PERIODS ENDED
                                              ----------------------------    ----------------------------
                                                JANUARY 2,      January 4,     JANUARY 2,      January 4,
                                                  2005             2004           2005            2004
                                              ------------    ------------    ------------    ------------
     Weighted average number of
        Common shares used in basic
        Earnings per share                          9,160           8,903           9,050           8,829
     Effect of dilutive securities:
        Stock options and warrants                    380             263             495             269
        Series B Preferred Stock                      648                             434
                                              ------------    ------------    ------------    ------------
     Weighted average number of
        Common shares and dilutive
        Potential common stock used
        in diluted earnings per share              10,188           9,166           9,979           9,098
                                              ============    ============    ============    ============

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 2, 2005 AND JANUARY 4, 2004
(UNAUDITED)


7.   RESTAURANT OPERATING EXPENSES

     Restaurant operating expenses consist of the following (in thousands):

                                               THREE PERIODS ENDED           TEN PERIODS ENDED
                                           --------------------------    --------------------------
                                             JANUARY 2,    January 4,     JANUARY 2,    January 4,
                                               2005          2004            2005          2004
                                           ------------  ------------    ------------  ------------
     Labor and related costs                   $17,604        $16,629         $57,747      $54,323
     Restaurant supplies                           999            931           3,168        2,961
     Credit card discounts                         908            801           2,916        2,615
     Utilities                                   1,140          1,003           3,978        3,683
     Occupancy costs                             2,943          2,846           9,653        8,796
     Depreciation and amortization               2,204          1,943           7,118        6,171
     Other restaurant operating expenses         3,392          3,145          11,319       10,551
                                           ------------  -------------    ------------ ------------
     Total restaurant operating expenses       $29,190        $27,298         $95,899      $89,100
                                           ============  =============    ============ ============

8.   RELATED PARTY TRANSACTION

     John E. Abdo, a director of the Company, is a director and Vice Chairman of the Board of BFC Financial Corporation ("BFC") and is a significant shareholder of BFC. On July 1, 2004, the Company received $10,000,000, net of issuance costs of approximately $747,000, representing the funding of the first tranche of its sale of $20,000,000 aggregate principal amount of Series B Convertible Preferred Stock ("Series B Preferred Stock") from BFC. The Company is committed to issue another 400,000 shares of the Series B Preferred Stock from time to time during the two-year period commencing on June 8, 2005 at such time or times as the Company may determine. The Series B Preferred Stock is convertible into Common Stock of the Company at a conversion price of $19.00 per share; subject to adjustment, carries a dividend of 5.0% payable in cash or additional Series B Preferred Stock, and votes on an "as if converted" basis together with the Company's Common Stock on all matters put to a vote of the holders of Common Stock. In addition, under certain circumstances, the approval of a majority of the Series B Preferred Stock is required for certain events outside the ordinary course of business, principally acquisitions or disposition of assets having a value in excess of 25% of the total consolidated assets of the Company.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 2, 2005 AND JANUARY 4, 2004
(UNAUDITED)


9.   COMMITMENTS AND CONTINGENCIES

     In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period of July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the "Minority Stockholders") have a one-time option to sell their shares to the Company. In the event that the Minority Stockholders do not exercise their right to sell their shares, then the Company has a one-time option to purchase the shares of the Minority Stockholders between the period of October 1, 2005 and December 31, 2005. The price for both the put and call options will be determined based on a multiple of the defined cash flow measure for the acquired business. As of January 2, 2005, the price for both the put and call options at the purchase dates was estimated to be between $4.1 million and $5.4 million. There is no assurance that the minority stockholders will exercise their option to sell or that the Company will exercise its option to purchase the shares. The fair value of the put and call options was insignificant as of January 2, 2005.

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

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESTATEMENT

Subsequent to the issuance of the financial statements for the three and ten periods ended January 4, 2004, the Company determined that those financial statements contained certain errors related to the accounting for leases and leasehold improvements. Following a February 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurants and retail companies and a letter by the Chief Accountant of the Securities and Exchange Commission to the Chairman of the Center for Public Company Audit Firms of the AICPA dated February 7, 2005, we determined that the adjustments in those filings and the subject matter of the SEC's Chief Accountant in his letter relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements as of March 28, 2004 and for the three and ten periods of fiscal 2004 included herein (the "Restatement"). Previously, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and in certain instances the option periods provided for in the lease (or the useful life of the assets if shorter). Rent holidays occur, in certain situations, where leases provide that rental payments are not made for a certain period that approximates the time frame that our restaurants are under construction. We previously did not include these rent holiday periods when calculating straight-line rent expense.

Although the Company does not believe that this error resulted in a material misstatement of the Company's consolidated financial statements for any annual or interim periods as presented below, the effects of correcting the error currently would have had a material effect on the Company's results of operations for the third quarter of fiscal 2005. The financial statements have been restated to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty and including the rent holiday period.

The cumulative effect of the Restatement as of March 28, 2004 is an increase in deferred rent liability of $3.6 million and a decrease in deferred income tax liability of $1.4 million. As a result, retained earnings at the end of fiscal 2004 decreased by $2.2 million. Rent expense for fiscal year ended March 28, 2004 and for the three and ten periods ended January 4, 2004 increased by $0.4 million, and $0.1 million and $0.3 million, respectively. The Restatement decreased reported diluted net earnings per share $0.01 and $0.03 for the three and ten periods ended January 4, 2004, respectively. The Restatement had no impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

The consolidated financial statements for the three and ten periods in fiscal 2004 included in this Form 10-Q/A have been restated to reflect the adjustments described above. The Restatement of prior period financial statements will be made in future amendments to our previously filed Form 10-K/A for the year ended March 28, 2004 and for Form 10-Q/A for the quarter ended July 18, 2004, and for Form 10-Q for the quarter ended October 10, 2004.

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

                                       THREE PERIODS ENDED           TEN PERIODS ENDED
                                   --------------------------    --------------------------
                                     JANUARY 2,    January 4,     JANUARY 2,    January 4,
                                       2005          2004            2005          2004
                                   ------------  ------------    ------------  ------------
Restaurant sales                       $49,626        $46,607        $162,361     $151,074
Franchise fees and royalties               425            365           1,191        1,235
                                   ------------  ------------    ------------  ------------
Total revenues                         $50,051        $46,972        $163,552     $152,309
                                   ============  ============    ============  ============


                                       THREE PERIODS ENDED           TEN PERIODS ENDED
                                   --------------------------    --------------------------
                                     JANUARY 2,    January 4,     JANUARY 2,    January 4,
                                       2005          2004            2005          2004
                                   ------------  ------------    ------------  ------------
Amount of change in total
  revenues from previous year           $3,079         $3,150         $11,243       $9,370
                                   ------------  ------------    ------------  ------------
Percentage of change from the
  previous year                           6.6%           7.2%            7.4%         6.6%
                                   ============  ============    ============  ============

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

                                       THREE PERIODS ENDED           TEN PERIODS ENDED
                                   --------------------------    --------------------------
                                     JANUARY 2,    January 4,     JANUARY 2,    January 4,
                                       2005          2004            2005          2004
                                   ------------  ------------    ------------  ------------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales          23.6%         26.0%           25.0%         25.7%
Restaurant operating expenses            58.8%         58.6%           59.1%         59.0%
Restaurant opening costs                  0.2%          1.6%            0.4%          1.2%
Marketing, general and
  administrative expenses                11.5%          8.1%           10.5%          8.3%


                                       THREE PERIODS ENDED           TEN PERIODS ENDED
                                   --------------------------    --------------------------
                                     JANUARY 2,    January 4,     JANUARY 2,    January 4,
                                       2005          2004            2005          2004
                                   ------------  ------------    ------------  ------------
AMOUNT OF CHANGE FROM
PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales        $ (401)       $1,527         $ 1,727        $4,017
Restaurant operating expenses          $1,892        $1,465         $ 6,799        $3,678
Restaurant opening costs               $ (640)       $  665         $(1,125)       $1,438
Marketing, general and
  administrative expenses              $1,929        $  (19)        $ 4,497        $  517

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                       THREE PERIODS ENDED           TEN PERIODS ENDED
                                   --------------------------    --------------------------
                                     JANUARY 2,    January 4,     JANUARY 2,    January 4,
                                       2005          2004            2005          2004
                                   ------------  ------------    ------------  ------------
PERCENTAGE CHANGE FROM
PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales         (3.3%)         14.4%            4.4%         11.5%
Restaurant operating expenses            6.9%           5.7%            7.6%          4.3%
Restaurant opening costs               (84.9%)        746.1%          (62.8%)       406.8%
Marketing, general and
  administrative expenses               50.9%          (0.5%)          36.0%          4.3%

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

We have borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan as well as a revolving line of credit facility. The line of credit facility allows us to borrow up to $15,000,000 through December 31, 2007 and at January 2, 2005, we had $14,000,000 available for borrowing. We also had a $1,000,000 letter of credit outstanding against such facility in connection with our workers compensation insurance program. At January 2, 2005, we had $10,000,000 outstanding under the term loan which is payable in quarterly installments of $833,333 thereafter until the term loan matures in December 2007. The interest rate at January 2, 2005 of both the line of credit and the term loan was 3.56%. We have the option to pay interest at Wachovia's prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and limit the payment of cash dividends. As of January 2, 2005, the Company was in compliance with all existing debt covenants.

Since restaurant businesses generally do not have large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses, including our own, operate with negative working capital.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

                                                          TEN PERIODS ENDED
                                                    ----------------------------
                                                     JANUARY 2,      January 4,
                                                        2005            2004
                                                    ------------    ------------

Cash provided by operations                           $  17,102       $ 14,588
Cash (used in) investing activities                     (16,090)       (16,307)
Cash (used in) provided by financing activities          (1,861)         1,691
                                                    ------------    ------------
(Decrease) in cash and cash equivalents               $    (849)      $    (28)
                                                    ============    ============

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

FINANCING ACTIVITIES

On July 1, 2004, the Company issued 400,000 shares of Series B Preferred Stock at $25.00 per share which resulted in net proceeds of $9.3 million. The Company is committed to issue another 400,000 shares of the Series B Preferred Stock from time to time during the two-year period commencing on June 8, 2005 at such time or times as the Company may determine. The Series B Preferred Stock is convertible into Common Stock of the Company at a conversion price of $19.00 per share, subject to adjustment, carries a dividend of 5.0% payable in cash or additional Series B Preferred Stock and votes on an "as if converted" basis together with the Company's Common Stock on all matters put to a vote of the holders of Common Stock. In addition, under certain circumstances, the approval of a majority of the Series B Preferred Stock is required for certain events outside the ordinary course of business, principally acquisitions or dispositions of assets having a value in excess of 25% of the total consolidated assets of the Company.

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

BENIHANA INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES


As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the period covered by this report, and following a February 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies, a letter by the Chief Accountant of the Securities and Exchange Commission to the Chairman of the center for Public Company Audit Firms of the AICPA, we determined that certain of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust our prior financial statements. As a result, on February 16, 2005, we concluded that our previously-filed financial statements through 2004 and for the third quarter of fiscal 2004 should be restated. The Restatement is further discussed in the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Form 10-Q and in Note 2, "Restatement of Financial Statements" under Notes to Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q. In connection with the Restatement under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company implemented additional procedures in its lease accounting to make certain that the provisions of FAS 13, "Accounting for Leases", FAS 98, "Accounting for Leases", and FASB Interpretation No. 24, "Leases Involving Only Part of a Building" can be appropriately applied for each new restaurant property. Accordingly, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that such controls and procedures are effective. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.   EXHIBITS

          Exhibit 31.1 - Chief Executive Officer's certification pursuant to
          Section 302 of the Sarbanes Oxley Act of 2002

          Exhibit 31.2 - Chief Financial Officer's certification pursuant to
          Section 302 of the Sarbanes- Oxley Act of 2002

          Exhibit 32.1 - Chief Executive Officer's certification pursuant to
          Section 906 of the Sarbanes- Oxley Act of 2002

          Exhibit 32.2 - Chief Financial Officer's certification pursuant to
          Section 906 of the Sarbanes- Oxley Act of 2002

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BENIHANA INC.
                                          ---------------------------------
                                          (Registrant)



Date:  March 3, 2005                      /s/ Joel A. Schwartz
-----------------------------             ---------------------------------
                                          Joel A. Schwartz
                                          President and
                                          Chief Executive Officer
                                          and Director