Form 10-K/A
period 2004-03-28
BENIHANA INC
filed 2005-03-15
CIK 935226

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
                            ------------------------
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

EXPLANATORY NOTE

RESTATEMENT

Subsequent to the issuance of the financial statements for the year ended March 28, 2004, the Company determined that those financial statements contained certain errors related to the accounting for leases and leasehold improvements. Following a February 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurants and retail companies and a letter by the Chief Accountant of the Securities and Exchange Commission to the Chairman of the Center for Public Company Audit Firms of the AICPA dated February 7, 2005, we determined that the adjustments in those filings and the subject matter of the SEC's Chief Accountant in his letter relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements for the fiscal years through 2004 (the "Restatement"). Previously, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and in certain instances the option periods provided for in the lease (or the useful life of the assets if shorter). Rent holidays occur, in certain situations, when leases provide that rental payments are not made for a certain period that approximates the time frame that our restaurants are under construction. We previously did not include these rent holiday periods when calculating straight-line rent expense.

Although the Company does not believe that this error resulted in a material misstatement of the Company's consolidated financial statements for any annual or interim periods as presented below, the effects of correcting the error currently would have had a material effect on the Company's results of operations for fiscal 2005. The financial statements have been restated to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty and including the rent holiday period.

This Amendment No. 2 on Form 10-K/A ("Form 10-K/A") to our Annual Report on Form 10-K for the year ended March 28, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on June 24, 2004 (the "Original Filing") and amended on December 14, 2004, is being filed to reflect restatements of (i) our consolidated balance sheets at March 28, 2004 and March 30, 2003 and (ii) our consolidated statements of earnings, changes in stockholders' equity and cash flows, for each of the three years in the period ended March 28, 2004 and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Previously Issued Financial Statements" to the accompanying condensed consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K/A.

This Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of Part II of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filings is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of
Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2 respectively.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our amended Quarterly Report on Form 10-Q/A for the quarterly period ended July 18, 2004 and/or our Quarterly Report on Form 10-Q/A for the quarterly period ended October 10, 2004 which are being filed concurrently with the filing of this Form 10-K/A and any reports filed with the SEC subsequent to the date of this filing. Previously the Company filed an amended Quarterly Report on Form 10-Q/A for the quarterly period ended January 2, 2005.

We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to March 28, 2004. For this reason, the consolidated financial statements, auditors' reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the financial statements for the fiscal year ended March 28, 2004, the Company determined that those financial statements contained certain errors related to the accounting for leases and leasehold improvements. Following a February 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant and retail companies and a letter by the Chief Accountant of the Securities and Exchange Commission to the Chairman of the Center for Public Company Audit Firms of the AICPA dated February 7, 2005, we determined that the adjustments in those filings and the subject matter of the SEC's Chief Accountant in his letter relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements as of March 28, 2004 and March 30, 2003 and for each of the three years in the period ended March 28, 2004 included herein (the "Restatement"). Previously, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and in certain instances the option periods provided for in the lease (or the useful life of the assets if shorter). Rent holidays occur, in certain situations, where leases provide that rental payments are not made for a certain period that approximates the time frame that our restaurants are under construction. We previously did not include these rent holiday periods when calculating straight-line rent expense.

Although the Company does not believe that this error resulted in a material misstatement of the Company's consolidated financial statements for any annual or interim periods as presented below, the effects of correcting the error currently would have had a material effect on the Company's results of operations for fiscal 2005. The financial statements have been restated to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty and including the rent holiday period.

The cumulative effect of the Restatement as of March 28, 2004 is an increase in deferred rent liability of $3.6 million and a decrease in deferred income tax liability of $1.4 million. As a result, retained earnings at the end of fiscal 2004 decreased by $2.2 million. Rent expense for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002 increased by $0.4 million, $0.3 million and $0.3 million, respectively. The Restatement decreased diluted earnings per share $0.03, $0.02 and $0.02, respectively. The Restatement had no impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

The consolidated financial statements for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002 included in this Form 10-K/A have been restated to reflect the adjustments described above. The Restatement of prior period interim financial statements will be made in amendments to our previously filed Form 10-Q/A for the quarter ended July 18, 2004, and Form 10-Q/A for the quarter ended October 10, 2004.

OVERVIEW

SUMMARY OF RESULTS

Summary highlights of our fiscal 2004 year compared to the previous year:

o       the twelfth consecutive year of total sales increases,
o opened four new Benihana teppanyaki-style restaurants in Scottsdale, Arizona; Alpharetta, Georgia; Bethesda, Maryland and Westbury, New York,
o opened three new RA Sushi restaurants in Tucson, Arizona; San Diego, California and Chicago, Illinois,
o earnings per diluted share of $.98 compared to $.99 in the prior fiscal year, and
o restaurant operating profit (restaurant sales less cost of food and beverage sales and restaurant operating expenses) increased 6.9% to approximately $31.7 million.

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

The following table shows revenues and percentage changes for the past three years:

(Dollar amounts are expressed in thousands)
                                       Fiscal year ended
                  --------------------------------------------------------------
                         2004               2003                  2002

                  --------------------------------------------------------------
                            Percentage          Percentage         Percentage
                            change              change             change
                            from 2003           from 2002          from 2001
 -------------------------------------------------------------------------------
 Restaurant sales  $201,335      7.1%  $187,913     10.5%  $170,051     5.1%
 Franchise fees
 and royalties
                      1,628     22.3%     1,331     (8.6%)    1,456     5.7%
 -------------------------------------------------------------------------------
 Total revenues    $202,963      7.2%  $189,244     10.3%  $171,507     5.1%
 -------------------------------------------------------------------------------

The table below shows the amount of the changes in restaurant sales and the nature of the changes.

(Dollar amounts are expressed in thousands)
                                                       Fiscal year ended
                                              ----------------------------------
                                                  2004       2003       2002

 -------------------------------------------------------------------------------
 Amount of increase from prior year              $13,422    $17,862    $8,186
 Increase in sales from restaurants opened
     or owned longer than one year                   211      7,206     1,808
 Increase from new restaurants                     7,062      8,897     9,580
 Increase from acquired restaurants                7,748      3,226
 Increase from sales at existing units while
     not comparable due to remodeling closures       497       330
 Effect of additional week in fiscal 2001                              (3,202)
 Closed units                                     (2,096)    (1,797)

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

                                                        Fiscal year ended
                                                  -----------------------------
                                                    2004      2003      2002
                                                  -----------------------------
COST AS A PERCENTAGE OF RESTAURANT SALES:
Cost of food and beverage sales                      25.6%     24.6%     25.1%
Restaurant operating expenses                        58.7%     59.6%     58.8%
Restaurant opening costs                              1.0%      0.3%      0.8%
Marketing, general and administrative expenses        8.1%      8.3%      7.9%

AMOUNT OF CHANGE FROM PRIOR YEAR:
Cost of food and beverage sales
                                                   $5,255    $3,428    $ (547)
Restaurant operating expenses                       6,133    12,086    10,537
Restaurant opening costs                            1,587      (780)     (172)
Marketing, general and administrative expenses        850     2,139      (317)
Interest expense, net                                 (71)     (462)     (243)

PERCENTAGE INCREASE OR (DECREASE) FROM PRIOR YEAR:
Cost of food and beverage sales                      11.4%      8.0%     (1.3%)
Restaurant operating expenses
                                                      5.5%     12.1%      5.0%
Restaurant opening costs                            316.8%    (60.1%)   (11.8%)
Marketing, general and administrative expenses        5.5%     16.0%     (2.3%)
Interest expense, net                               (13.4%)   (46.7%)   (19.7%)

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

Our effective tax rate was 33.4% for fiscal 2004 compared to 32.7% for fiscal 2003. The increase was primarily a result of increased minority interest expense which is not deductible for tax purposes.

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

Our effective income tax rate increased in fiscal 2003 to 32.7% from 31.2% in fiscal 2002. The increase was due to an increase in net pre-tax income coupled with a relatively fixed amount of Federal tax credit for FICA taxes paid on reported tip income.

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

The following table summarizes the sources and uses of cash (in thousands).

                                                     Fiscal year ended
                                              -----------------------------
                                                    2004           2003
                                              -----------------------------
    Cash provided by operations                    $20,449        $18,279
    Cash (used in) investing activities            (22,042)       (38,782)
    Cash provided by financing activities            1,490         17,740
                                              -----------------------------
    Decrease in cash                                 ($103)       ($2,763)
                                              =============================

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

Contractual obligations and commitments (in thousands):

---------------------------------------------------------------------------------------------------------------------
                                      Total        2005        2006        2007        2008        2009    Thereafter
---------------------------------------------------------------------------------------------------------------------
  Long-term debt obligations (1)      $21,500      $3,000      $3,333      $4,167     $11,000           -           -
  Capital lease obligations               299         273          26           -           -           -           -
  Operating lease obligations         116,849       8,674       9,008       8,728       8,675       8,756      73,008
  Other liabilities (2)                   652         652           -           -           -           -           -
---------------------------------------------------------------------------------------------------------------------
  Total                              $139,300     $12,599     $12,367      12,895     $19,675      $8,756     $73,008
=====================================================================================================================

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (AS RESTATED, SEE NOTE 2)

(In thousands, except per share information)

                                               MARCH 28,   March 30,   March 31,
Fiscal year ended                                2004       2003        2002
--------------------------------------------------------------------------------

REVENUES

Restaurant sales                               $201,335    $187,913     170,051
Franchise fees and royalties                      1,628       1,331       1,456
-------------------------------------------------------------------------------
Total revenues                                  202,963     189,244     171,507
-------------------------------------------------------------------------------

COSTS AND EXPENSES

Cost of food and beverage sales                  51,437      46,182      42,754
Restaurant operating expenses                   118,183     112,050      99,964
Restaurant opening costs                          2,088         501       1,281
Marketing, general and administrative expenses   16,362      15,512      13,373
Impairment charge                                                           438
-------------------------------------------------------------------------------
Total operating expenses                        188,070     174,245     157,810
-------------------------------------------------------------------------------

Income from operations                           14,893      14,999      13,697
Interest expense, net                               457         528         990

-------------------------------------------------------------------------------
Income before income taxes and minority interest 14,436      14,471      12,707
Income tax provision                              4,821       4,725       3,964
-------------------------------------------------------------------------------

Income before minority interest                   9,615       9,746       8,743
Minority interest                                   643         477         100
-------------------------------------------------------------------------------

NET INCOME                                       $8,972      $9,269      $8,643
===============================================================================

EARNINGS PER SHARE

Basic earnings per common share (1)               $1.01       $1.06       $1.14
Diluted earnings per common share (1)              $.98        $.99       $1.09
-------------------------------------------------------------------------------

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

See notes to consolidated financial statements


BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)
                                                                 MARCH 28,             March 30,
                                                                  2004                  2003
-----------------------------------------------------------------------------------------------------
ASSETS                                                         (As restated,        (As restated,
CURRENT ASSETS:                                             see Notes 2 and 11)      see Note 2)
     Cash and cash equivalents                                           $2,196              $2,299
     Receivables                                                            882                 626
     Inventories                                                          6,147               5,328
     Prepaid expenses                                                     2,426               2,236
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     11,651              10,489

PROPERTY AND EQUIPMENT, NET                                              98,219              84,482
GOODWILL, NET                                                            27,783              27,131
OTHER ASSETS                                                              4,757               5,207
DEFERRED TAX ASSET, NET                                                     185               2,450
-----------------------------------------------------------------------------------------------------
                                                                       $142,595            $129,759
=====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                              $18,877             $17,990
     Current maturity of bank debt                                       21,500               3,000
     Current maturities of obligations
          under capital leases                                              273                 373
-----------------------------------------------------------------------------------------------------
Total current liabilities                                                40,650              21,363

LONG-TERM DEBT - BANK                                                                         19,000
DEFERRED OBLIGATIONS UNDER OPERATING LEASES                               5,460               4,613
OBLIGATIONS UNDER CAPITAL LEASES                                             26                 299
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        46,136              45,275

MINORITY INTEREST                                                         1,414                 771


COMMITMENTS AND CONTINGENCIES (NOTES 10 AND 13)
STOCKHOLDERS' EQUITY:
     Common stock - $.10 par value; convertible into Class
         A Common stock; authorized - 12,000,000 shares;
         issued and outstanding - 3,134,979 and 3,184,479
         Shares in 2004 and 2003, respectively                              313                 318
     Class A Common stock - $.10 par value; authorized -
         20,000,000 shares; issued and outstanding -
         5,967,527 and 5,595,084 shares in 2004 and 2003,
         Respectively                                                       597                 560
     Additional paid-in capital                                          50,772              48,444
     Retained earnings                                                   43,506              34,534
     Treasury stock - 10,828 shares of Common stock
         at cost                                                           (143)               (143)
-----------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                               95,045              83,713
-----------------------------------------------------------------------------------------------------
                                                                       $142,595            $129,759
=====================================================================================================

See notes to consolidated financial statements


BENIHANA INC. AND
SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share information)
                                                                                                                          Total
                                                                                               Retained               Stockholders'
                                                                         Class A   Additional  Earnings                  Equity
                                                   Preferred   Common    Common     Paid-in   (As restated, Treasury  (As restated,
                                                     Stock      Stock     Stock     Capital   see Note 2)     Stock    see Note 2)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 1, 2001, as previously reported          $1      $358      $259      $14,847     $37,336      $ (116)      $52,685
     Restatement, Note 2                                                                         (1,528)                   (1,528)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, APRIL 1, 2001, as restated                     $1      $358      $259      $14,847     $35,808      $ (116)      $51,157
     Net income                                                                                   8,643
                                                                                                                            8,643
     Tax benefit from stock options                                                     352                                   352
     Dividend on preferred stock                                                                    (5)                       (5)
     Conversion of 700 shares of preferred stock
         into 105,267 shares of Class A common stock
         at $.10 par value                              (1)                 11          (10)
     Conversion of 316,937 shares of common Stock
         into Class A common stock at $0.1 par value             (31)       31
     Issuance of 1,000,000 shares of Class A common
          Stock, net of offering costs                                     100       10,517                                10,617
     Issuance of 14,000 shares of common stock
         under exercise of options                                 1                     39                                    40
     Issuance of 139,406 shares of Class A
         common stock under exercise of options                             14        1,181                                 1,195
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002                                          328       415       26,926      44,446        (116)       71,999
---------------------------------------------------------------------------------------------------------------------------------
     Net income                                                                                   9,269                     9,269
     Tax benefit from stock options                                                     517                                   517
     Issuance of 1,141,050 shares of Class A
          common stock for stock dividend                                  115       19,089     (19,181)        (23)
     Conversion of 100,700 shares of common stock
         into Class A common stock at $.10 par value             (10)       10
     Purchase of treasury stock                                                                                  (4)          (4)
     Issuance of 9,000 shares of common stock
         under exercise of options                                                       43                                    43
     Issuance of 178,865 shares of Class A
         common stock under exercise of options                             18        1,708                                 1,726
     Issuance of 150 shares of Class A common
         Stock for incentive compensation                                                 3                                     3
     Issuance of 23,000 shares of Class A common
          Stock under exercise of warrant                                    2          158                                   160
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 30, 2003                                          318       560       48,444      34,534        (143)       83,713
---------------------------------------------------------------------------------------------------------------------------------
     Net income                                                                                   8,972                     8,972
     Tax benefit from stock options                                                     162                                   162
     Conversion of 79,500 shares of common stock
         into Class A common stock at $.10 par value              (8)        8
     Issuance of 30,000 shares of common stock
         under exercise of options                                 3                    214                                   217
     Issuance of 207,000 shares of Class A
         common stock under exercise of warrants                            21        1,420                                 1,441
     Issuance of 85,943 shares of Class A
         common stock under exercise of options                              8          532                                   540
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 28, 2004                                         $313      $597      $50,772     $43,506       $(143)      $95,045
=================================================================================================================================

See notes to consolidated financial statements


BENIHANA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED, SEE NOTE 2)

(In thousands, except share information)                                        MARCH 28,       March 30,     March 31,
Fiscal year ended                                                                2004             2003          2002
--------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
     Net income                                                                    $8,972          $9,269        $8,643
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                               8,657           7,375         5,898
        Minority interest                                                             643             477           100
        Deferred income taxes                                                       2,265             655           886
        Issuance of Common stock for incentive compensation                                            3
        Loss on disposal of assets                                                    154             120           207
        Write-down of impaired assets                                                                               438
        Change in operating assets and liabilities that provided (used) cash:
          Receivables                                                                (256)            364          (256)
          Inventories                                                                (819)         (1,085)           52
          Prepaid expenses                                                           (190)            351        (1,408)
          Other assets                                                                (59)           (431)         (228)
          Accounts payable and accrued expenses and deferred
               obligations under operating leases                                   1,082           1,181           899
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          20,449          18,279        15,231
--------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Business acquisition, net of cash acquired                                                   (11,353)
     Expenditures for property and equipment                                      (22,038)        (27,418)      (13,944)
     Other                                                                             (4)            (11)          (15)
--------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (22,042)        (38,782)      (13,959)
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Dividends paid on preferred stock                                                                               (5)
     Proceeds from issuance of long-term debt                                      17,400          34,800        15,000
     Repayment of long-term debt and obligations under capital leases             (18,270)        (19,502)      (24,344)
     Proceeds from issuance of Class A Common stock                                                              10,617
     Proceeds from issuance of Common stock and Class A
         Common stock under exercise of options and warrants                        2,198           1,929         1,235
     Tax benefit from stock option and warrant exercise                               162             517           352
     Purchase of treasury stock                                                                        (4)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           1,490          17,740         2,855
--------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                 (103)         (2,763)        4,127
Cash and cash equivalents, beginning of year                                        2,299           5,062           935
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                             $2,196          $2,299        $5,062
==========================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID DURING THE FISCAL YEAR FOR:
     Interest                                                                        $484            $423        $1,030
     Income taxes                                                                  $2,305          $3,055        $3,831
BUSINESS ACQUISITIONS, NET OF CASH ACQUIRED:
     Fair value of assets acquired, other than cash                                                $2,346
     Liabilities assumed                                                                           (1,646)
     Purchase price in excess of the net assets acquired                                           10,653
--------------------------------------------------------------------------------------------------------------------------
                                                                                                  $11,353
==========================================================================================================================

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

                                           MARCH 28,     March 30,    March 31,
                                              2004         2003         2002
                                          ------------ ------------ ------------
     Net Income
       As reported                            $8,972        $9,269      $8,643
     Add:  Stock-based compensation cost
       Included in net income                                    3
     Less:  Total stock-based employee
       Compensation expense
       determined under fair value
       based method for all awards               564           754          606
                                          ------------ ------------ ------------
       Pro forma                              $8,408        $8,518       $8,037
                                          ============ ============ ============
     Basic earnings per share
       As reported                            $ 1.01        $ 1.06       $ 1.14
                                          ============ ============ ============
      Pro forma                               $  .95        $  .97       $ 1.06
                                          ============ ============ ============
     Diluted earnings per share
       As reported                            $  .98        $  .99       $ 1.09
                                          ============ ============ ============
       Pro forma                              $  .92        $  .91       $ 1.01
                                          ============ ============ ============

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

        The computation of basic earnings per common share and diluted earnings per common share for each fiscal year is shown below (in thousands):

                                                       MARCH 28,        March 30,      March 31,
                                                          2004            2003           2002
                                                     -------------   -------------    ------------
        Net income, as reported                         $8,972          $9,269          $8,643
        Less:  Accretion of preferred dividends                                             (5)
                                                     -------------   -------------    ------------
        Income for computation of basic
          earnings per common share                      8,972           9,269           8,638
        Convertible preferred dividends (See Note 13)                                        5
                                                     -------------   -------------    ------------
        Income for computation of diluted
          earnings per common share                     $8,972          $9,269          $8,643
                                                     =============   =============    ============
        Weighted average number of common
          shares in basic earnings per share             8,887           8,739           7,596
        Effect of dilutive securities:
          stock options and warrants                       268             670             336
          Convertible preferred shares                                                      14
                                                     -------------   -------------    ------------
        Weighted average number of common
          shares and dilutive potential common
          shares used in diluted earnings per share      9,155           9,409           7,946
                                                     =============   =============    ============

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

2.      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

        Subsequent to the issuance of the financial statements for the fiscal year ended March 28, 2004, the Company determined that those financial statements contained certain errors related to the accounting for leases and leasehold improvements. Following a February 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurants and retail companies and a letter by the Chief Accountant of the Securities and Exchange Commission to the Chairman of the Center for Public Company Audit Firms of the AICPA dated February 7, 2005, we determined that the adjustments in those filings and the subject matter of the SEC's Chief Accountant in his letter relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements as of March 28, 2004 and March 30, 2003 and for each of the three years in the period ended March 28, 2004 included herein (the "Restatement"). Previously, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and in certain instances the option periods provided for in the lease (or the useful life of the assets if shorter). Rent holidays occur, in certain situations, where leases provide that rental payments are not made for a certain period that approximates the time frame that our restaurants are under construction. We previously did not include these rent holiday periods when calculating straight-line rent expense.

        Although the Company does not believe that this error resulted in a material misstatement of the Company's consolidated financial statements for any annual or interim periods as presented below, the effects of correcting the error currently would have had a material effect on the Company's results of operations for fiscal 2005. The financial statements have been restated to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty and including the rent holiday period.

        The cumulative effect of the Restatement as of March 28, 2004 is an increase in deferred rent liability of $3.6 million and a decrease in deferred income tax liability of $1.4 million. As a result, retained earnings at the end of fiscal 2004 decreased by $2.2 million. Rent expense for fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002 increased by $0.4 million, $0.3 million and $0.3 million, respectively. The Restatement decreased diluted earnings per share $0.03, $0.02 and $0.02, respectively. The Restatement had no impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

        The following is a summary of the impact of the Restatement on our consolidated balance sheets at March 28, 2004 and March 30, 2003 and our consolidated statements of earnings for the fiscal years ended March 28, 2004, March 30, 2003 and March 31, 2002.

                                              As Previously                As
    As of March 28, 2004                       Reported    Adjustments  Restated
    ----------------------------------------------------------------------------
    Consolidated Balance Sheet
    ----------------------------------------------------------------------------
    Deferred tax asset, net                      $      0    $   185   $    185
    Total assets                                  142,410        185    142,595
    Accounts payable and accrued expenses          20,730     (1,853)    18,877
    Deferred obligations under operating leases         0      5,460      5,460
    Deferred tax liability, net                     1,237     (1,237)         0
    Total liabilities                              43,766      2,370     46,136
    Retained earnings                              45,691     (2,185)    43,506
    Total stockholders' equity                     97,230     (2,185)    95,045


                                                              As Previously                        As
    As of March 30, 2003                                        Reported        Adjustments      Restated
    --------------------------------------------------------------------------------------------------------
    Consolidated Balance Sheet
    --------------------------------------------------------------------------------------------------------
    Deferred tax asset, net                                          $1,172          $1,278        $2,450
    Total assets                                                    128,481           1,278       129,759
    Accounts payable and accrued expenses                            19,407         (1,417)        17,990
    Deferred obligations under operating leases                           0           4,613         4,613
    Total liabilities                                                42,079           3,196        45,275
    Retained earnings                                                36,452         (1,918)        34,534
    Total stockholders' equity                                       85,631         (1,918)        83,713


    Fiscal Year ended March 28, 2004                            Reported        Adjustments      Restated
    --------------------------------------------------------------------------------------------------------
    Consolidated Statement of Earnings
    --------------------------------------------------------------------------------------------------------
    Restaurant operating expenses                                  $118,015            $168      $118,183
    Restaurant opening costs                                          1,845             243         2,088
    Income before income taxes and minority interest                 14,847            (411)       14,436
    Income tax provision                                              4,965            (144)        4,821
    Net income                                                        9,239            (267)        8,972
    Basic earnings per share                                           1.04           (0.03)         1.01
    Diluted earnings per share                                         1.01           (0.03)         0.98


                                                              As Previously                      As
    Fiscal Year ended March 30, 2003                            Reported        Adjustments      Restated
    --------------------------------------------------------------------------------------------------------
    Consolidated Statement of Earnings
    --------------------------------------------------------------------------------------------------------
    Restaurant operating expenses                                  $111,725            $325      $112,050
    Restaurant opening costs                                            485              16           501
    Income before income taxes and minority interest                 14,812            (341)       14,471
    Income tax provision                                              4,862            (137)        4,725
    Net income                                                        9,473            (204)        9,269
    Basic earnings per share                                           1.08           (0.02)         1.06
    Diluted earnings per share                                         1.01           (0.02)         0.99


                                                              As Previously                      As
    Fiscal Year ended March 31, 2002                            Reported        Adjustments      Restated
    --------------------------------------------------------------------------------------------------------
    Consolidated Statement of Earnings
    --------------------------------------------------------------------------------------------------------
    Restaurant operating expenses                                   $99,707            $257       $99,964
    Restaurant opening costs                                          1,228              53         1,281
    Income before income taxes and minority interest                 13,017            (310)       12,707
    Income tax provision                                              4,088            (124)        3,964
    Net income                                                        8,829            (186)        8,643
    Basic earnings per share                                           1.16           (0.02)         1.14
    Diluted earnings per share                                         1.11           (0.02)         1.09

3.      ACQUISITION

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

4.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash, accounts receivable and payable, and accrued liabilities approximate fair value because of the short-term nature of the items. The carrying amounts of the Company's debt and other payables approximate fair value either due to their short-term nature or the variable rates associated with these debt instruments.

5.      INVENTORIES

                Inventories consist of (in thousands):

                                                MARCH 28,            March 30,
                                                  2004                 2003
                                             ---------------      -------------

              Food and beverage                      $2,090             $1,612
              Supplies                                4,057              3,716
                                             ---------------      -------------

                                                     $6,147             $5,328
                                             ===============      =============

6.      PROPERTY AND EQUIPMENT

        Property and equipment consist of (in thousands):

                                                     MARCH 28,        March 30,
                                                       2004             2003
                                                  -------------    -------------

  Land                                              $12,324          $ 11,159
  Buildings                                          27,142            21,717
  Leasehold improvements                             79,417            66,102
  Restaurant furniture, fixtures, and equipment      27,526            25,161
  Restaurant facilities and equipment under
    Capital leases                                    7,040             7,040
                                                  -------------    -------------
                                                    153,449           131,179
  Less accumulated depreciation and amortization
    (including accumulated amortization of
    restaurant facilities and equipment under
    Capital leases of $6,933 and $6,792 in 2004
    and 2003, respectively)                          59,653            53,027
                                                  -------------    -------------
                                                     93,796            78,152
  Construction in progress                            4,423             6,330
                                                  -------------    -------------

                                                    $98,219          $ 84,482
                                                  =============    =============

7.      OTHER ASSETS

  Other assets consist of (in thousands):
                                                     MARCH 28,        March 30,
                                                       2004              2003
                                                  -------------    -------------

  Lease acquisition costs, net                       $1,897            $2,137
  Security deposits                                     815             1,031
  Premium on liquor licenses                          1,025               981
  Computer software costs, net                          359               243
  Deferred financing charges, net                       219               365
  Cash surrender value of
    life insurance policy                               395               391
  Long-term receivables                                  47                59
                                                  -------------    -------------

                                                     $4,757           $5,207
                                                  =============    =============

8.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of (in thousands):

                                               MARCH 28,            March 30,
                                                 2004                 2003
                                            -----------------    ---------------

        Accounts payable                           $5,298             $6,129
        Accrued payroll, incentive
          compensation and related taxes            3,864              3,867
        Accrued health insurance costs                808                840
        Sales taxes payable                         1,138              1,178
        Unredeemed gift                             1,383              1,161
        certificates
        Accrued percentage rent                     1,015              1,078
        Accrued property taxes                        581                623
        Straight-line rent accrual                    114                114
        Other accrued operating expenses            4,676              3,000
                                            -----------------    ---------------

                                                  $18,877            $17,990
                                            =================    ===============

9.      RESTAURANT OPERATING EXPENSES

   Restaurant operating expenses consist of (in thousands):

                                          MARCH 28,      March 30,    March 31
   Fiscal year ended                        2004           2003         2002
--------------------------------------------------------------------------------
   Labor and related costs                 $71,812        $70,262       $62,677
   Restaurant supplies                       3,945          3,630         3,368
   Credit card discounts                     3,465          3,240         2,884
   Utilities                                 4,854          4,262         3,890
   Occupancy costs                          11,910         10,667        10,079
   Depreciation and amortization             8,313          7,077         5,582
   Other restaurant operating expenses      13,884         12,912        11,484
                                       -----------------------------------------

   Total restaurant operating expenses    $118,183       $112,050       $99,964
                                       =========================================

10.     LEASE OBLIGATIONS

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

        The amounts of operating and capital lease obligations are as follows (in thousands):

                                                     OPERATING        CAPITAL
                                                       LEASES         LEASES
                                                    ------------    ------------
         Fiscal year ending:
         2005                                            $8,674            $289
         2006                                             9,008              26
         2007                                             8,728
         2008                                             8,675
         2009                                             8,756
         Thereafter                                      73,008
                                                    ------------    ------------
         Total minimum lease payments                  $116,849            $315
                                                    ============
         Less amount representing interest                                   16
                                                                    ------------
         Total obligations under capital leases                             299
         Less current maturities                                            273
                                                                    ------------
         Long-term obligations under capitalized
             leases at March 28, 2004                                       $26
                                                                    ============


         Rental expense consists of (in thousands):

                                               MARCH 28,   March 30,  March 31,
                                                 2004        2003       2002
                                              ----------------------------------

         Minimum rental commitments            $9,879      $8,516       $8,061
         Rental based on percentage of sales    2,324       2,404        2,273
                                              ----------------------------------
                                              $12,203     $10,920      $10,334
                                              ==================================

11.     LONG-TERM DEBT

        Long-term debt consists of (in thousands):
                                                    MARCH 28,       March 30,
                                                      2004            2003
                                                  ------------    -----------
        Term loan - bank                              $13,000        $16,000
        Revolving line of credit - bank                 8,500          6,000
                                                  ------------    -----------
                                                       21,500         22,000
        Less current portion                           21,500          3,000
                                                  ------------
                                                                  -----------
                                                        $   -        $19,000
                                                  ============    ===========

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

12.     INCOME TAXES

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

        The net deferred tax asset (liability) consists of (in thousands):

                                                            March 28, 2004                    March 30, 2003
                                                  Assets      Liabilities    Total     Assets    Liabilities    Total
        ---------------------------------------------------------------------------------------------------------------
        Amortization of gain                      $  847                    $ 847      $887                     $887
        Tax loss carryforwards                       301                      301       733                      733
        Capital leases                               123        $ 46           77       309          $129        180
        Income tax credits                         1,383                    1,383       790                      790
        Gift certificates                            554                      554       464                      464
        Deferred compensation                        296                      296       241                      241
        Accelerated depreciation
             for tax purposes                                  3,307       (3,307)                  1,151     (1,151)
        Smallware inventory                                      764         (764)                    705       (705)
        Non-compete and
             severance agreement                                 399         (399)                    361       (361)
        Goodwill                                                 379         (379)                     94        (94)
        Deferred obligations under
             operating leases                      1,422                    1,422     1,278                    1,278
        Other                                        166          12          154       195             7        188
                                              -----------------------------------------------------------------------
        Total asset                               $5,092      $4,907         $185    $4,897        $2,447     $2,450
                                              =======================================================================

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

        The income tax provision consists of (in thousands):
                                        MARCH 28,     March 30,     March 31,
        Fiscal year ended                 2004           2003         2002
        ------------------------------------------------------------------------
        Current:
            Federal                      $1,876       $2,826        $2,069
            State                           680        1,244         1,009
        Deferred:
            Federal and State             2,265          655           886
                                     -------------------------------------------
        Income tax provision             $4,821       $4,725        $3,964
                                      ==========================================

        The income tax provision differed from the amount computed at the statutory rate as follows (in thousands):


                                                                   MARCH 28,     March 30,     March 31,
        Fiscal year ended                                            2004         2003               2002
        ----------------------------------------------------------------------------------------------------
        Federal income tax provision at statutory rate of 34%       $4,913       $4,781         $4,297
        State income taxes, net of federal benefit                     899          822            663
        Tax credits, net                                            (1,026)      (1,000)          (893)
        Other                                                           35          122           (103)
                                                                --------------------------------------------

        Income tax provision                                        $4,821       $4,725         $3,964
                                                                ============================================

        Effective income tax rate                                     33.4%        32.7%          31.2%
                                                                ============================================

13.     COMMITMENTS AND CONTINGENCIES

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

14.     STOCKHOLDERS' EQUITY

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

        The following table summarizes information about fixed-price stock options outstanding at March 28, 2004:

                            Options Outstanding           Options Exercisable
                    ----------------------------------- ------------------------
                                 Weighted-
                                  Average     Weighted                Weighted
Ranges of                        Remaining    Average                 Average
Exercise                        Contractual   Exercise                 Exercise
Prices                 Number     Life        Price      Number        Price
--------------------------------------------------------------------------------
 $6.14   -   $7.44     344,021    5.8          $7.07     344,021       $7.07
  7.83   -    8.31      73,564    2.9           7.96      73,564        7.96
  9.89   -   10.65     456,071    4.0          10.35     456,071       10.35
 11.03   -   16.78     853,797    7.2          13.34     687,880       13.13
                    -----------                        ------------
                     1,727,453                         1,561,536
                    ===========                        ============

        Transactions under the above plans for the years ended are as follows:

                                         MARCH 28,      March 30,      March 31,
                                           2004          2003            2002
--------------------------------------------------------------------------------
Balance, beginning of year               1,762,709      1,435,046     1,426,938
Issued from stock dividend                                216,028
Granted                                     85,000        300,000       220,000
Canceled                                                                (28,813)
Expired                                     (4,313)          (500)      (29,673)
Exercised                                 (115,943)      (187,865)     (153,406)
                                     -------------------------------------------

Balance, end of year                     1,727,453      1,762,709     1,435,046
                                     ===========================================

Weighted average fair value of options
    granted during year                      $4.15          $5.47         $2.48

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

15.     INCENTIVE AND DEFERRED COMPENSATION PLANS

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

16.     QUARTERLY FINANCIAL DATA (UNAUDITED)

         Fiscal quarter ended (in thousands except for per share information)
                                           MARCH 28, 2004                                 March 30, 2003
         -----------------------------------------------------------------------------------------------------------
                              FOURTH     THIRD      SECOND     FIRST        Fourth    Third      Second     First

         Revenues              $50,654    $46,972    $44,235    $61,102     $46,305    $43,822    $41,958   $57,159
         Gross profit           37,723     34,511     32,693     44,971      34,693     32,952     31,353    42,733
         Net income              2,854      1,848      1,400      2,870       3,019      2,124      1,396     2,729
         Basic earnings
          per share            $   .31    $   .21    $   .16    $   .33     $   .35    $   .25    $   .17   $   .32
         Diluted earnings
          per share            $   .31    $   .20    $   .15    $   .32     $   .33    $   .24    $   .16   $   .30

17.     SUBSEQUENT EVENTS

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

ITEM    9.A. CONTROLS AND PROCEDURES

        The Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of March 28, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the period covered by this report, and following a February 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies and a letter by the Chief Accountant of the Securities and Exchange Commission to the Chairman of the center for Public Company Audit Firms of the

        AICPA, we determined that certain of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust our prior financial statements. As a result, on February 16, 2005, we concluded that our previously-filed financial statements through 2004 should be restated. The Restatement is further discussed in the section entitled "Restatement of Previously Issued Financial Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K/A and in Note 2, "Restatement of Previously Issued Financial Statements" under Notes to Consolidated Financial Statements included in Item 8, "Financial Statements" of this Form 10-K/A. In connection with the Restatement under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company implemented additional procedures in its lease accounting to make certain that the provisions of FAS 13, "Accounting for Leases", FAS 98, "Accounting for Leases", and FASB Interpretation No. 24, "Leases Involving Only Part of a Building" can be appropriately applied for each new restaurant property. Accordingly, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that such controls and procedures are effective. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As discussed in Notes 2 and 11, the accompanying consolidated financial statements have been restated.



Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
June 11, 2004, March 15, 2005 as to the restatement described in Note 2, November 24, 2004 as to the restatement described in Note 11.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No.'s 333-33880, 333-63783 and 333-13973 of Benihana Inc. on Forms S-8 of our report dated June 11, 2004, March 15, 2005 as to the restatement described in Note 2, November 24, 2004 as to the restatement described in Note 11, appearing in this Annual Report on Form 10-K/A of Benihana Inc. for the year ended March 28, 2004.


Deloitte & Touche LLP

Miami, Florida
March 15, 2005

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No.'s 333-83585 and 333-13977 of Benihana Inc. on Forms S-3 of our report dated June 11, 2004, March 15, 2005 as to the restatement described in Note 2, November 24, 2004 as to the restatement described in Note 11, appearing in this Annual Report on Form 10-K/A of Benihana Inc. for the year ended March 28, 2004 and to the reference to us under the heading "Experts" in such Registration Statements.


Deloitte & Touche LLP

Miami, Florida
March 15, 2005

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

March 15, 2005

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


/s/ Michael R. Burris
-----------------------------------------
Michael R. Burris
Chief Financial Officer

March 15, 2005

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

March 15, 2005

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


/s/ Michael R. Burris
-----------------------------------------
Michael R. Burris
Chief Financial Officer

March 15, 2005

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 15, 2005             BENIHANA INC.

By:      /s/ Joel A. Schwartz
      ------------------------------------
             Joel A. Schwartz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                        TITLE                            DATE

   /s/ Joel A. Schwartz          President and                    March 15, 2005
----------------------------     Director (Principal
    Joel A. Schwartz             Executive Officer)

   /S/ Taka Yoshimoto            Executive Vice President -       March 15, 2005
----------------------------     Restaurant Operations
    Taka Yoshimoto                  and Director

   /s/ Michael R. Burris         Senior Vice President of         March 15, 2005
----------------------------     Finance and Treasurer -
    Michael R. Burris            Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

   /s/ Kevin Y. Aoki             Vice President -                 March 15, 2005
----------------------------     Marketing and Director
    Kevin Y. Aoki

   /s/ Juan C. Garcia            Vice President - Controller      March 15, 2005
----------------------------
    Juan C. Garcia

   /s/ Darwin C. Dornbush        Secretary and Director           March 15, 2005
----------------------------
    Darwin C. Dornbush

   /s/ John E. Abdo              Director                         March 15, 2005
----------------------------
    John E. Abdo

   /s/ Norman Becker              Director                        March 15, 2005
----------------------------
    Norman Becker

   /s/ Max Pine                   Director                        March 15, 2005
----------------------------
    Max Pine

   /s/ Robert B. Sturges          Director                        March 15, 2005
----------------------------
    Robert B. Sturges

   /s/ Lewis Jaffe                Director                        March 15, 2005
----------------------------
    Lewis Jaffe