Form 10-Q/A
period 2004-07-18
BENIHANA INC
filed 2005-03-15
CIK 935226

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

                           Commission File No. 0-26396

                                  BENIHANA INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   65-0538630
 ------------------------------------            -----------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    Incorporation or organization)                     Identification No.)

   8685 NORTHWEST 53RD TERRACE, MIAMI, FLORIDA                  33166
 ------------------------------------------------          ----------------
     (Address of principal executive offices)                 (Zip Code)

 Registrant's telephone number, including area code:         (305) 593-0770
                                                           -------------------

                                      NONE
    ------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes _X_ No __

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock $.10 par value, 2,992,979 shares outstanding at August 26, 2004

        Class A Common Stock $.10 par value, 6,161,475 shares outstanding at August 26, 2004

EXPLANATORY NOTE

RESTATEMENT

As previously disclosed, following a February 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies and a letter by the Chief Accountant of the Securities and Exchange Commission to the Chairman of the Center for Public Company Audit Firms of the AICPA dated February 7, 2005, we determined that the adjustments in those filings and the subject matter of the SEC's Chief Accountant in his letter relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements for the fiscal years through 2004 and for the first quarter of fiscal 2004 included herein. Previously, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and in certain instances the option periods provided for in the lease (or the useful life of the assets if shorter). Rent holidays occur, in certain situations, where leases provide that rental payments are not made for a certain period that approximates the time frame that our restaurants are under construction. We previously did not include these rent holiday periods when calculating straight-line rent expense.

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

This Amendment No. 2 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended July 18, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on August 29, 2004 (the "Original Filing") and amended on December 14, 2004, is being filed to reflect restatements of (i) our restated consolidated balance sheets at July 18, 2004 and March 28, 2004 and (ii) our restated consolidated statements of earnings and cash flows, for the four periods ended July 20, 2003 and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Previously Issued Financial Statements" to the accompanying interim condensed consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect, the Restatement, and no other information in the Original Filings is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2 respectively.

Concurrently with the filing of this Form 10-Q/A, we are filing (i) an amendment on Form 10-K/A to our Annual Report on Form 10-K/A for the year ended March 28, 2004 to provide restatements of the financial statements and financial data as of and for the periods included in the 2004 Form 10-K/A. We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-K other than the 2004 Form 10-K/A or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to March 28, 2004. For this reason, the consolidated financial statements, auditors' reports and related financial information for the affected periods contained in such reports should no longer be relied upon.


BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FOUR PERIODS ENDED JULY 18, 2004

TABLE OF CONTENTS
                                                                                 PAGE

PART I -  Financial Information

          Item 1.  Financial Statements - unaudited

             Condensed Consolidated Balance Sheets (unaudited)
                 at July 18, 2004 and March 28, 2004                              1

             Condensed Consolidated Statements of Earnings
                 (unaudited) for the Four Periods Ended
                 July 18, 2004 and July 20, 2003                                  2

             Condensed Consolidated Statement of Stockholders'
                 Equity (unaudited) for the Four Periods Ended
                 July 18, 2004                                                    3

             Condensed Consolidated Statements of Cash Flows
                 (unaudited) for the Four Periods Ended
                 July 18, 2004 and July 20, 2003                                  4

             Notes to Condensed Consolidated Financial Statements
                 (unaudited)                                                      5 - 11

          Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                    12 - 18

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk     18

          Item 4.  Controls and Procedures                                        19

PART II - Other Information

          Item 1.  Legal Proceeding                                               20

          Item 6.  Exhibits                                                       20

          Signature                                                               21

          Certifications                                                          22 - 25

BENIHANA INC. AND SUBSIDIARIES
PART I - Financial Information
ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)                 JULY 18,            March 28,
                                                                         2004                2004
--------------------------------------------------------------------------------------------------------
ASSETS                                                             (AS RESTATED,       (As restated,
CURRENT ASSETS:                                                  SEE NOTES 2 AND 7)  see Notes 2 and 7)
     Cash and cash equivalents                                           $  3,285           $  2,196
     Receivables                                                              816                882
     Inventories                                                            6,300              6,147
     Prepaid expenses                                                       2,196              2,426
--------------------------------------------------------------------------------------------------------
Total current assets                                                       12,597             11,651

Property and equipment, net                                               100,717             98,219
Goodwill, net                                                              27,783             27,783
Other assets                                                                4,903              4,757
Deferred tax asset, net                                                        31                185
--------------------------------------------------------------------------------------------------------
                                                                         $146,031           $142,595
========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                               $ 20,363           $ 18,877
     Current maturity of bank debt                                         11,500             21,500
     Current maturities of obligations under capital leases                   203                273
--------------------------------------------------------------------------------------------------------
Total current liabilities                                                  32,066             40,650

Deferred obligations under operating leases                                 5,558              5,460
Obligations under capital leases                                                3                 26
--------------------------------------------------------------------------------------------------------
Total liabilities                                                          37,627             46,136

Commitments and contingencies (Note 9)

Minority interest                                                           1,626              1,414
Convertible Preferred Stock - $1.00 per value; authorized -
     5,000,000 shares; Series B Mandatory Redeemable
     Convertible Preferred Stock - authorized - 800,000 shares;
     issued and outstanding - 400,000 shares (Note 8)                       9,253
STOCKHOLDERS' EQUITY:
     Common stock - $.10 par value; convertible into Class
         A Common stock; authorized - 12,000,000 shares;
         issued and outstanding - 2,992,979 and 3,134,979
         shares, respectively                                                 299                313
     Class A Common stock - $.10 par value; authorized -
         20,000,000 shares; issued and outstanding -
         6,161,475 and 5,967,527 shares, respectively                         616                597
     Additional paid-in capital                                            51,361             50,772
     Retained earnings                                                     45,392             43,506
     Treasury stock - 10,828 shares of Common and
         Class A Common stock at cost                                        (143)              (143)
--------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                 97,525             95,045
--------------------------------------------------------------------------------------------------------
                                                                         $146,031           $142,595
========================================================================================================
See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(In thousands, except per share information)

                                                                           FOUR PERIODS ENDED
                                                                      ----------------------------
                                                                       JULY 18,        July 20,
                                                                         2004            2003
--------------------------------------------------------------------------------------------------
                                                                                     (As restated,
REVENUES                                                                              see Note 2)
Restaurant sales                                                         $64,934         $60,542
Franchise fees and royalties                                                 457             560
--------------------------------------------------------------------------------------------------
Total revenues                                                            65,391          61,102
--------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of food and beverage sales                                           17,279          15,571
Restaurant operating expenses                                             38,283          35,496
Restaurant opening costs                                                     254             357
Marketing, general and administrative expenses                             6,331           5,013
--------------------------------------------------------------------------------------------------
Total operating expenses                                                  62,147          56,437
--------------------------------------------------------------------------------------------------

Earnings from operations                                                   3,244           4,665
Interest expense, net                                                        114             148

--------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                         3,130           4,517
Income tax provision                                                       1,006           1,458
--------------------------------------------------------------------------------------------------

Earnings before minority interest                                          2,124           3,059
Minority interest                                                            212             189
--------------------------------------------------------------------------------------------------

NET INCOME                                                               $ 1,912         $ 2,870
Less:  Preferred Stock dividends                                              26               0
--------------------------------------------------------------------------------------------------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                           $ 1,886         $ 2,870
==================================================================================================

EARNINGS PER SHARE
Basic earnings per common share                                            $ .21           $ .33
Diluted earnings per common share                                          $ .20           $ .32
==================================================================================================

Number of restaurants at end of period                                        70              64

See notes to condensed consolidated financial statements

BENIHANA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOUR PERIODS ENDED JULY 18, 2004
(UNAUDITED)

(In thousands, except share information)

                                                                Class A   Additional                             Total
                                                     Common     Common      Paid-in    Retained    Treasury   Stockholders'
                                                     Stock       Stock      Capital    Earnings      Stock       Equity
----------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 28, 2004                                $313        $597     $50,772     $43,506      $(143)      $95,045


     Net income                                                                           1,912                    1,912

     Issuance of 51,598 shares of Class A
        common stock under exercise of options                        5         458                                  463

     Conversion of 142,000 shares of common
        stock into 142,000 shares of Class A
        common stock at $.10 par value                  (14)         14

     Issuance of 350 shares of Class A
        common stock for incentive compensation                                   7                                    7

     Deemed dividends on Series B Preferred
        Stock                                                                               (26)                     (26)

     Tax benefit from stock options                                             124                                  124

----------------------------------------------------------------------------------------------------------------------------

BALANCE, JULY 18, 2004 (As restated, see Note 2)       $299        $616     $51,361     $45,392      $(143)      $97,525
============================================================================================================================

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands, except share information)                                                FOUR PERIODS ENDED
                                                                                ---------------------------------
                                                                                    JULY 18,        July 20,
                                                                                      2004            2003
-----------------------------------------------------------------------------------------------------------------
                                                                                 (AS RESTATED,     (As restated,
OPERATING ACTIVITIES:                                                             SEE NOTE 2)       see Note 2)
Net income                                                                                $1,912          $2,870
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                                                         2,844           2,460
     Minority interest                                                                       212             189
     Deferred income taxes                                                                   154              88
     Issuance of Class A common stock for incentive compensation                               7
     Loss on disposal of assets                                                              160              40
     Change in operating assets and liabilities that provided (used) cash:
            Receivables                                                                       66            (238)
            Inventories                                                                     (153)           (482)
            Prepaid expenses                                                                 230             714
            Other assets                                                                    (259)             47
            Accounts payable and accrued expenses and deferred
            obligations under operating leases                                             1,584             676
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  6,757           6,364
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Expenditures for property and equipment                                                   (5,389)         (4,261)
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (5,389)         (4,261)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Borrowings under revolving line of credit                                                    500           2,300
Proceeds from issuance of Series B Preferred Stock, net                                    9,253
Proceeds from issuance of common stock under exercise of
   stock options and warrants                                                                463              67
Tax benefit from stock option exercises                                                      124
Repayment of long-term debt and obligations under capital leases                         (10,593)         (5,944)
Dividends paid on Series B Preferred stock                                                   (26)
-----------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                       (279)         (3,577)
-----------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       1,089          (1,474)
Cash and cash equivalents, beginning of year                                               2,196           2,299
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $3,285           $ 825
-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the four periods:
     Interest                                                                              $ 200           $ 220
     Income taxes                                                                          $ 829           $ 189
-----------------------------------------------------------------------------------------------------------------

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

2.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     Subsequent to the issuance of the financial statements for the four periods ended July 18, 2004, the Company determined that those financial statements contained certain errors related to the accounting for leases and leasehold improvements. Following a February 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurants and retail companies and a letter by the Chief Accountant of the Securities and Exchange Commission to the Chairman of the Center for Public Company Audit Firms of the AICPA dated February 7, 2005, we determined that the adjustments in those filings and the subject matter of the SEC's Chief Accountant in his letter relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements as of March 28, 2004 and for the four periods of fiscal 2004 included herein (the "Restatement"). Previously, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and in certain instances the option periods provided for in the lease (or the useful life of the assets if shorter). Rent holidays occur, in certain situations, where leases provide that rental payments are not made for a certain period that approximates the time frame that our restaurants are under construction. We previously did not include these rent holiday periods when calculating straight-line rent expense.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 18, 2004 AND JULY 20, 2003
(UNAUDITED)

     The cumulative effect of the Restatement as of July 18, 2004 and March 28, 2004 is an increase in deferred obligations under operating leases of $3.6 million and a decrease in deferred income tax liability of $1.4 million, respectively. As a result, retained earnings decreased $2.2 million at the end of the four periods ended July 18, 2004 and the year ended March 28, 2004. Rent expense for the fiscal year ended March 28, 2004 and for the four periods ended July 20, 2003 increased by $0.4 million and $0.1 million, respectively. The Restatement decreased the reported basic and diluted earnings per share $0.01 for the four periods ended July 20, 2003. The Restatement had no impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

     The consolidated financial statements for the four periods in fiscal 2004 included in this Form 10-Q/A have been restated to reflect the adjustments described above. The following is a summary of the impact of the Restatement on our consolidated balance sheets at July 18, 2004 and March 28, 2004 and our consolidated statement of earnings for the four periods ended July 20, 2003:

                                                                  As Previously                     As
    As of July 18, 2004                                             Reported      Adjustments    Restated
    --------------------------------------------------------------------------------------------------------
    Consolidated Balance Sheet
    --------------------------------------------------------------------------------------------------------
    Deferred tax asset, net                                            $      0      $     31      $     31
    Total assets                                                        146,000            31       146,031
    Accounts payable and accrued expenses                                22,314        (1,951)       20,363
    Deferred obligations under operating leases                               0         5,558         5,558
    Deferred tax liability, net                                           1,391        (1,391)            0
    Total liabilities                                                    35,411         2,216        37,627
    Retained earnings                                                    47,577        (2,185)       45,392
    Total stockholders' equity                                           99,710        (2,185)       97,525

                                                                  As Previously                     As
    As of March 28, 2004                                            Reported      Adjustments    Restated
    --------------------------------------------------------------------------------------------------------
    Consolidated Balance Sheet
    --------------------------------------------------------------------------------------------------------
    Deferred tax asset, net                                            $      0      $    185      $    185
    Total assets                                                        142,410           185       142,595
    Accounts payable and accrued expenses                                20,730        (1,853)       18,877
    Deferred obligations under operating leases                               0         5,460         5,460
    Deferred tax liability, net                                           1,237        (1,237)            0
    Total liabilities                                                    43,766         2,370        46,136
    Retained earnings                                                    45,691        (2,185)       43,506
    Total stockholders' equity                                           97,230        (2,185)       95,045

                                                                  As Previously                     As
    Four periods ended July 20, 2003                                 Reported      Adjustments   Restated
    --------------------------------------------------------------------------------------------------------
    Consolidated Statement of Earnings
    --------------------------------------------------------------------------------------------------------
    Restaurant operating expenses                                      $ 35,484      $     12      $ 35,496
    Restaurant opening costs                                                243           114           357
    Earnings before income taxes and minority interest                    4,643          (126)        4,517
    Income tax provision                                                  1,502           (44)        1,458
    Net income                                                            2,952           (82)        2,870
    Basic earnings per share                                               0.34         (0.01)         0.33
    Diluted earnings per share                                             0.33         (0.01)         0.32

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

     Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on net income and earnings per share for the four periods ended:

                                                  FOUR PERIODS ENDED
                                            -----------------------------
                                              JULY 18,         July 20,
                                                2004            2003
                                            -------------   -------------
      NET INCOME (IN THOUSANDS)
         As reported                         $   1,912        $    2,870
         Preferred dividends                        26
                                            -------------   -------------
         Net income attributable to
              Common stockholders                1,886             2,870
         Add: Stock-bases compensation
              cost included in net income            7
         Less: Total stock-based
             Employee compensation
             Expense determined under
             fair value based method
             for all awards                        226               178
                                            -------------   -------------
         Pro forma                           $   1,667        $    2,692
                                            =============   =============
      BASIC EARNINGS PER SHARE
         As reported                         $     .21        $      .33
                                            -------------   -------------
         Pro forma                           $     .18        $      .31
                                            =============   =============
      DILUTED EARNINGS PER SHARE
         As reported                         $     .20        $      .32
                                            -------------   -------------
         Pro forma                           $     .17        $      .30
                                            =============   =============

4.   INVENTORIES

     Inventories consist of (in thousands):

                                              JULY 18,        March 28,
                                                2004            2004
                                            -------------   -------------
  Food and beverage                          $   2,431        $    2,090
  Supplies                                       3,869             4,057
                                            -------------   -------------
                                             $   6,300        $    6,147
                                            =============   =============

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

     The following data shows the amounts (in thousands) used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                                            FOUR PERIODS ENDED
                                                      -----------------------------
                                                        JULY 18,         July 20,
                                                          2004            2003
                                                      -------------   -------------
      Net income, as reported                               $1,912          $2,870
      Less: Accretion of preferred stock dividends             (26)              0
                                                      -------------   -------------
      Income for computation of basic
          earnings per common share                          1,886           2,870
      Add: Accretion of preferred stock dividends               26               0
                                                      -------------   -------------
      Income for computation of diluted
          earnings per common share                         $1,912          $2,870
                                                      =============   ============

                                                            FOUR PERIODS ENDED
                                                      -----------------------------
                                                        JULY 18,         July 20,
                                                          2004            2003
                                                      -------------   -------------
      Weighted average number of
            common shares used in basic
            earnings per share                               9,133           8,781
      Effect of dilutive securities:
            Stock options and warrants                         555             240
            Series B preferred stock                            87               0
                                                      -------------   -------------
      Weighted average number of
            common shares and dilutive
            potential common stock used
            in diluted earnings per share                    9,775           9,021
                                                      =============   =============

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 18, 2004 AND JULY 20, 2003
(UNAUDITED)

6.   RESTAURANT OPERATING EXPENSES

     Restaurant operating expenses consist of the following (in thousands):


                                                      FOUR PERIODS ENDED
                                               ------------------------------
                                                  JULY 18,       July 20,
                                                    2004           2003
                                               ---------------  -------------

      Labor and related costs                         $23,150        $21,766
      Restaurant supplies                               1,249          1,155
      Credit card discounts                             1,153          1,073
      Utilities                                         1,558          1,462
      Occupancy costs                                   3,850          3,410
      Depreciation and amortization                     2,782          2,353
      Other operating expenses                          4,541          4,277
                                               ---------------  -------------
      Total restaurant operating expenses             $38,283        $35,496
                                               ===============  =============

7.   LONG-TERM DEBT

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

9.   COMMITMENTS AND CONTINGENCIES

     In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period of July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the "Minority Stockholders") have a one-time option to sell their shares to the Company. In the event that the Minority Stockholders do not exercise their right to sell their shares, then the Company has a one-time option to purchase the shares of the Minority Stockholders between the period of October 1, 2005 and December 31, 2005. The price for both the put and call options will be determined based on a multiple of the defined cash flow measure for the acquired business. As of the date of this amended filing, the price for both the put and call options at the purchase dates was estimated to be between $4.1 million and $5.4 million. There is no assurance that the minority stockholders will exercise their option to sell or that the Company will exercise its option to purchase the shares. The fair value of the put and call options was insignificant as of July 18, 2004.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 18, 2004 AND JULY 20, 2003
(UNAUDITED)

     In connection with the acquisition of RA Sushi in 2002, the Company agreed to pay a base purchase price that consisted of $11.4 million along with the assumption of approximately $1.2 million of debt and other costs of $0.5 million. The purchase price also included additional contingent purchase price consideration to the sellers of the restaurants. The contingent amounts are payable upon the achievement of stipulated levels of operating earnings and revenues by the acquired restaurants over a three year period commencing with the end of fiscal 2004, and are not contingent on the continues employment of the sellers of the restaurants. For fiscal 2004 the contingent payment amounted to $652,000. The Company accounts for the contingent payments as an addition to the purchase price.

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

     The action alleges that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holding in the Company. The trial portion of the litigation was completed on November 15, 2004 and a decision is expected in the first quarter of the Company's next fiscal year. All of the defendants have filed motions to dismiss the complaint, which have not yet been ruled upon by the court. The Company and its Board of Directors believe that the BFC financing was and is in the best interests of the Company and all of its shareholders, that there is no merit to the action brought by BOT, and have and intend to continue to vigorously defend and oppose the action. Based on the above discussion, the Company has not recorded a reserve balance for this lawsuit, but legal costs are being incurred to defend the Company and members of the Board of Directors. There can be no assurance that an adverse outcome of the litigation will not have a material adverse effect on the Company and its financial position.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

Subsequent to the issuance of the financial statements for the four periods ended July 18, 2004, the Company determined that those financial statements contained certain errors related to the accounting for leases and leasehold improvements. Following a February 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurants and retail companies and a letter by the Chief Accountant of the Securities and Exchange Commission to the Chairman of the Center for Public Company Audit Firms of the AICPA dated February 7, 2005, we determined that the adjustments in those filings and the subject matter of the SEC's Chief Accountant in his letter relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements as of March 28, 2004 and for the four periods of fiscal 2004 included herein (the "Restatement"). Previously, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and in certain instances the option periods provided for in the lease (or the useful life of the assets if shorter). Rent holidays occur, in certain situations, where leases provide that rental payments are not made for a certain period that approximates the time frame that our restaurants are under construction. We previously did not include these rent holiday periods when calculating straight-line rent expense.

Although the Company does not believe that this error resulted in a material misstatement of the Company's consolidated financial statements for any annual or interim periods as presented below, the effects of correcting the error currently would have had a material effect on the Company's results of operations of fiscal 2005. The financial statements have been restated to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty and including the rent holiday period.

The cumulative effect of the Restatement as of July 18, 2004 and March 28, 2004 is an increase in deferred obligations under operating leases of $3.6 million and a decrease in deferred income tax liability of $1.4 million, respectively. As a result, retained earnings decreased by $2.2 million at the end of the four periods ended July 18, 2004 and the year ended March 28, 2004. Rent expense for the fiscal year ended March 28, 2004 and for the four periods ended July 20, 2003 increased by $0.4 million and $0.1 million, respectively. The Restatement decreased reported diluted earnings per share $0.01 for the four periods ended July 20, 2003. The Restatement had no impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

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

Revenues increased 7.0% in the current four periods when compared to the corresponding periods a year ago. Net income and earnings per diluted share decreased 33.4% and 37.5%, respectively, in the current four periods when compared to the equivalent periods of the prior year. The current four periods' decreases in net income and earnings per diluted share are attributable primarily to increase in commodity costs and fees relating to planning and architectural design work for the construction and renovation program for the Company's teppanyaki concept.

REVENUES

Four periods ended July 18, 2004 compared to July 20, 2003 -- The amounts of sales and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables (in thousands):

                                                   FOUR PERIODS ENDED
                                          -----------------------------------
                                             JULY 18,            July 20,
                                               2004                2003
                                          ---------------     ---------------

Restaurant sales                                 $64,934             $60,542
Franchise fees and royalties                         457                 560
                                          ---------------     ---------------
Total revenues                                   $65,391             $61,102
                                          ===============     ===============


                                                   FOUR PERIODS ENDED
                                          -----------------------------------
                                             JULY 18,            July 20,
                                               2004                2003
                                          ---------------     ---------------

Amount of change in total
     revenues from previous year                  $4,289              $3,943
                                          ---------------     ---------------
Percentage of change from the
     previous year                                  7.0%                6.9%
                                          ===============     ===============

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

                                                   FOUR PERIODS ENDED
                                          -----------------------------------
                                              JULY 18,           July 20,
                                                2004               2003
                                          ---------------     ---------------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales                    26.6%               25.7%
Restaurant operating expenses                      59.0%               58.6%
Restaurant opening costs                            0.4%                0.6%
Marketing, general and
   administrative expenses                          9.7%                8.3%


                                                   FOUR PERIODS ENDED
                                          -----------------------------------
                                              JULY 18,           July 20,
                                                2004               2003
                                          ---------------     ---------------
AMOUNT OF CHANGE FROM
PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales                   $1,708              $1,581
Restaurant operating expenses                     $2,787              $1,744
Restaurant opening costs                          $ (103)             $   43
Marketing, general and
   administrative expenses                        $1,318              $  217


                                                   FOUR PERIODS ENDED
                                          -----------------------------------
                                              JULY 18,           July 20,
                                                2004               2003
                                          ---------------     ---------------
PERCENTAGE CHANGE FROM
PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales                    11.0%               11.3%
Restaurant operating expenses                       7.9%                5.2%
Restaurant opening costs                          (28.9%)              21.5%
Marketing, general and
   administrative expenses                         26.3%                4.5%

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

Restaurant opening costs decreased slightly in the current four periods ended July 18, 2004 compared to the prior year corresponding periods.

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

Our effective income tax rate decreased in the four periods to 32.1% from 32.3% in the prior year's four periods.

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

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

                                                                  FOUR PERIODS ENDED
                                                        ---------------------------------------
                                                            JULY 18,              July 20,
                                                              2004                  2003
                                                        -----------------     -----------------
Cash provided by operations                                       $6,757               $ 6,364
Cash (used in) investing activities                               (5,389)               (4,261)
Cash (used in) financing activities                                 (279)               (3,577)
                                                        -----------------     -----------------
Increase (decrease) in cash and cash equivalents                  $1,089               $(1,474)
                                                        =================     =================

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

CRITICAL ACCOUNTING POLICIES

Our 2004 Annual Report on Form 10-K contains a description of the critical accounting policies of the Company, including property and equipment capitalization, impairment testing of long-lived assets and goodwill, estimated liabilities for employee health insurance and workers' compensation, and our estimation of certain components of our provision for income taxes. For the four periods ended July 18, 2004, there were no material changes to these policies.

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

Subsequent to the period covered by this report, and following a February 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies and a letter by the Chief Accountant of the Securities and Exchange Commission to the Chairman of the center for Public Company Audit Firms of the AICPA, we determined that certain of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust our prior financial statements. As a result, on February 16, 2005, we concluded that our previously-filed financial statements through 2004 and for the first quarter of fiscal 2004 should be restated. The Restatement is further discussed in the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Form 10-Q/A and in Note 2, "Restatement of Previously Issued Financial Statements" under Notes to Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A. In connection with the Restatement under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company implemented additional procedures in its lease accounting to make certain that the provisions of FAS 13, "Accounting for Leases", FAS 98, "Accounting for Leases", and FASB Interpretation No. 24, "Leases Involving Only Part of a Building" can be appropriately applied for each new restaurant property. Accordingly, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that such controls and procedures are effective. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The action alleges that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holdings in the Company. The trial position of the litigation was completed on November 15, 2004 and a decision is expected in the first quarter of the Company's next fiscal year. All of the defendants have filed motions to dismiss the complaint, which have not yet been ruled upon by the court. The Company and its Board of Directors believe that the BFC financing was and is in the best interests of the Company and all of its shareholders, that there is no merit to the action brought by BOT, and have and intend to continue to vigorously defend and oppose the action. There can be no assurance that an adverse outcome of the litigation will not have a material adverse effect on the Company and its financial condition.

Item 6.   EXHIBITS

          Exhibit 31.1 - Chief Executive Officer's certification pursuant to
          Section 302 of the Sarbanes- Oxley Act of 2002

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

                                               BENIHANA INC.
                                               ---------------------------------
                                               (Registrant)


Date:  March 15, 2005                          /s/ Joel A. Schwartz
-------------------------------                ---------------------------------
                                               Joel A. Schwartz
                                               President and
                                               Chief Executive Officer
                                               and Director