Form 10-Q/A
period 2004-10-10
BENIHANA INC
filed 2005-03-15
CIK 935226

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

                           Commission File No. 0-26396

                                  BENIHANA INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                               65-0538630
-----------------------------------------      ---------------------------------
      State or other jurisdiction of                 (I.R.S. Employer
       Incorporation or organization)                 Identification No.)


        8685 NORTHWEST 53RD TERRACE, MIAMI, FLORIDA                  33166
------------------------------------------------------------   -----------------
          (Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code:        (305) 593-0770
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


        Common Stock $.10 par value, 2,992,979 shares outstanding at November 16, 2004


        Class A Common Stock $.10 par value, 6,161,475 shares outstanding at November 16, 2004

EXPLANATORY NOTE

RESTATEMENT

As previously disclosed, following a February 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies and a letter by the Chief Accountant of the Securities and Exchange Commission to the Chairman of the Center for Public Company Audit Firms of the AICPA dated February 7, 2005, we determined that the adjustments in those filings and the subject matter of the SEC's Chief Accountant in his letter relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements for the fiscal years through 2004 and for the three and seven periods of fiscal 2004 included herein. Previously, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate our buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and in certain instances the option periods provided for in the lease (or the useful life of the assets if shorter). Rent holidays occur, in certain situations, where leases provide that rental payments are not made for a certain period that approximates the time frame that our restaurants are under construction. We previously did not include these rent holiday periods when calculating straight-line rent expense.

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

This Amendment on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended October 10, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on November 24, 2004 (the "Original Filing") and amended on November 30, 2004, is being filed to reflect restatements of (i) our restated consolidated balance sheets at October 10, 2004 and March 28, 2004 and (ii) our restated consolidated statements of earnings and cash flows, for the three and seven periods ended October 12, 2003 and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Previously Issued Financial Statements" to the accompanying interim condensed consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

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

Concurrently with the filing of this Form 10-Q/A, we are filing (i) a second amendment on Form 10-K/A to our Annual Report on Form 10-K for the year ended March 28, 2004 to provide restatements of the financial statements and financial data as of and for the periods included in the 2004 Form 10-K and (ii) a Quarterly Report on Form 10-Q/A for the quarterly period ended July 18, 2004. We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-K other than the 2004 Form 10-K/A or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to March 28, 2004. For this reason, the consolidated financial statements, auditors' reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SEVEN PERIODS ENDED OCTOBER 10, 2004





TABLE OF CONTENTS
                                                                      PAGE

PART I - Financial Information

         Item 1.  Financial Statements - unaudited

            Condensed Consolidated Balance Sheets (unaudited)
                at October 10, 2004 and March 28, 2004                   1

            Condensed Consolidated Statements of Earnings
                (unaudited) for the Three and Seven Periods Ended
                October 10, 2004 and October 12, 2003                    2 - 3

            Condensed Consolidated Statement of Stockholders'
                Equity (unaudited) for the Seven Periods Ended
                October 10, 2004                                         4

            Condensed Consolidated Statements of Cash Flows
                (unaudited) for the Seven Periods Ended
                October 10, 2004 and October 12, 2003                    5

            Notes to Condensed Consolidated Financial Statements
                (unaudited)                                              6 - 13

         Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                14 - 20

         Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                            20 - 21

         Item 4.  Controls and Procedures                                21

PART II - Other Information

          Item 1.  Legal Proceedings                                     22

          Item 4.  Results of Vote of Security Holders                   22 - 23

          Item 6.  Exhibits                                              23

          Signature                                                      24

          Certifications                                                25 - 28

 BENIHANA INC. AND SUBSIDIARIES
 PART I - Financial Information
 ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED
 CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)                     OCTOBER 10,           March 28,
                                                                               2004                2004
--------------------------------------------------------------------------------------------------------------
ASSETS                                                                   (AS RESTATED,       (As restated,
CURRENT ASSETS:                                                           SEE NOTE 2)      see Notes 2 and 7)
     Cash and cash equivalents                                                  $  2,790              $ 2,196
     Receivables                                                                     800                  882
     Inventories                                                                   6,225                6,147
     Prepaid expenses                                                              2,636                2,426
---------------------------------------------------------------------------------------------------------------
Total current assets                                                              12,451               11,651

Property and equipment, net                                                      104,474               98,219
Goodwill, net                                                                     27,783               27,783
Other assets                                                                       4,767                4,757
Deferred tax asset, net                                                                0                  185
---------------------------------------------------------------------------------------------------------------
                                                                                $149,475             $142,595
===============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                      $ 20,343             $ 18,877
     Current maturity of bank debt                                                 3,250               21,500
     Current maturities of obligations under capital leases                          135                  273
---------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         23,728               40,650

Deferred obligations under operating leases                                        5,635                5,460
Long-term debt - bank                                                             10,000
Obligations under capital leases                                                                           26
Deferred tax liability, net                                                           11
---------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 39,374               46,136

Commitments and contingencies (Note 9)
Minority interest                                                                  1,776                1,414
Convertible Preferred Stock - $1.00 per value; authorized -
     5,000,000 shares; Series B Mandatory Redeemable
     Convertible Preferred Stock - authorized - 800,000 shares;
     issued and outstanding - 400,000 shares (Note 8)                              9,271
STOCKHOLDERS' EQUITY:
     Common stock - $.10 par value; convertible into Class
         A Common stock; authorized - 12,000,000 shares;
         issued and outstanding - 2,992,979 and 3,134,979
         shares, respectively                                                        299                  313
     Class A Common stock - $.10 par value; authorized -
         20,000,000 shares; issued and outstanding -
         6,161,475 and 5,967,527 shares, respectively                                616                  597
     Additional paid-in capital                                                   51,361               50,772
     Retained earnings                                                            46,921               43,506
     Treasury stock - 10,828 shares of Common and
         Class A Common stock at cost                                               (143)                (143)
---------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        99,054               95,045
---------------------------------------------------------------------------------------------------------------
                                                                                $149,475             $142,595
===============================================================================================================
See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(In thousands, except per share information)

                                                                                    THREE PERIODS ENDED
                                                                             -------------------------------
                                                                              OCTOBER 10,      October 12,
                                                                                 2004            2003
------------------------------------------------------------------------------------------------------------
                                                                                              (As restated,
REVENUES                                                                                       see Note 2)
Restaurant sales                                                                  $47,801         $43,925
Franchise fees and royalties                                                          309             310
------------------------------------------------------------------------------------------------------------
Total revenues                                                                     48,110          44,235
------------------------------------------------------------------------------------------------------------


COSTS AND EXPENSES
Cost of food and beverage sales                                                    11,652          11,232
Restaurant operating expenses                                                      28,425          26,313
Restaurant opening costs                                                              299             676
Marketing, general and administrative expenses                                      4,949           3,697
------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           45,325          41,918
------------------------------------------------------------------------------------------------------------

Earnings from operations                                                            2,785           2,317
Interest expense, net                                                                  72              84
------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                                  2,713           2,233
Income tax provision                                                                  902             684
------------------------------------------------------------------------------------------------------------

Earnings before minority interest                                                   1,811           1,549
Minority interest                                                                     150             149
------------------------------------------------------------------------------------------------------------

NET INCOME                                                                        $ 1,661         $ 1,400
Less:  Accretion of issuance costs and preferred stock dividends                      132
------------------------------------------------------------------------------------------------------------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                                    $ 1,529         $ 1,400
============================================================================================================

EARNINGS PER SHARE
Basic earnings per common share                                                   $   .17         $   .16
Diluted earnings per common share                                                 $   .16         $   .15
============================================================================================================

Number of restaurants at end of period                                                 69              65

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(In thousands, except per share information)

                                                                                    SEVEN PERIODS ENDED
                                                                           ----------------------------------
                                                                                 OCTOBER 10,   October 12,
                                                                                    2004          2003
------------------------------------------------------------------------------------------------------------
                                                                                              (As restated,
REVENUES                                                                                      see Note 2)
Restaurant sales                                                                   $112,735        $104,467
Franchise fees and royalties                                                            766             870
------------------------------------------------------------------------------------------------------------
Total revenues                                                                      113,501         105,337
------------------------------------------------------------------------------------------------------------


COSTS AND EXPENSES
Cost of food and beverage sales                                                      28,931          26,803
Restaurant operating expenses                                                        66,708          61,804
Restaurant opening costs                                                                553           1,039
Marketing, general and administrative expenses                                       11,280           8,710
------------------------------------------------------------------------------------------------------------
Total operating expenses                                                            107,472          98,356
------------------------------------------------------------------------------------------------------------

Earnings from operations                                                              6,029           6,981
Interest expense, net                                                                   186             233
------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                                    5,843           6,748
Income tax provision                                                                  1,908           2,141
------------------------------------------------------------------------------------------------------------

Earnings before minority interest                                                     3,935           4,607
Minority interest                                                                       362             338
------------------------------------------------------------------------------------------------------------

NET INCOME                                                                           $3,573          $4,269
Less:  Accretion of issuance costs and preferred stock dividends                        158
------------------------------------------------------------------------------------------------------------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                                       $3,415          $4,269
============================================================================================================

EARNINGS PER SHARE
Basic earnings per common share                                                       $ .37           $ .49
Diluted earnings per common share                                                     $ .35           $ .47
============================================================================================================

Number of restaurants at end of period                                                   69              65

See notes to condensed consolidated financial statements

BENIHANA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SEVEN PERIODS ENDED OCTOBER 10, 2004
(UNAUDITED)

  (In thousands, except share information)

                                                               Class A   Additional                            Total
                                                     Common     Common     Paid-in    Retained    Treasury  Stockholders'
                                                      Stock     Stock      Capital    Earnings     Stock       Equity
-------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 28, 2004                                $313       $597     $50,772     $43,506      $(143)      $95,045

     Net income                                                                          3,573                   3,573

     Issuance of 51,598 shares of Class A
         Common stock under exercise of options                      5         458                                 463

     Conversion of 142,000 shares of common stock
         into 142,000 shares of Class A common stock
         at $.10 par value                              (14)        14

     Issuance of 350 shares of Class A
         Common stock for incentive compensation                               7                                     7

     Dividends on Series B Preferred Stock                                                (140)                    (140)

     Tax benefit from stock option exercises                                 124                                    124

     Accretion of issuance costs on
         Series B Preferred Stock                                                          (18)                     (18)

-------------------------------------------------------------------------------------------------------------------------

BALANCE, OCTOBER 10, 2004 (As restated, see Note 2)    $299       $616   $51,361       $46,921      $(143)      $99,054
=========================================================================================================================

See notes to condensed consolidated financial statements


  BENIHANA INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands, except share information)                                                     SEVEN PERIODS ENDED
                                                                                     -----------------------------------
                                                                                       OCTOBER 10,      October 12,
                                                                                           2004             2003
------------------------------------------------------------------------------------------------------------------------
                                                                                      (AS RESTATED,    (As restated,
OPERATING ACTIVITIES:                                                                  SEE NOTE 2)      see Note 2)
Net income                                                                                  $ 3,573          $ 4,269
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                                            5,023            4,414
     Minority interest                                                                          362              338
     Deferred income taxes                                                                      196              152
     Issuance of Class A common stock for incentive compensation                                  7
     Loss on disposal of assets                                                                 174               61
     Change in operating assets and liabilities that provided (used) cash:
                  Receivables                                                                    82              (75)
                  Inventories                                                                   (78)            (566)
                  Prepaid expenses                                                             (210)             672
                  Other assets                                                                 (211)             (124)
                  Accounts payable and accrued expenses and deferred
                  obligations under operating leases                                          1,641               69
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    10,559            9,210
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Cash proceeds from sale of equipment                                                              4
Expenditures for property and equipment                                                     (11,255)         (10,062)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (11,251)         (10,062)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Borrowings under revolving line of credit                                                     3,500           10,400
Proceeds from issuance of Series B Preferred Stock, net                                       9,253
Proceeds from issuance of common stock under exercise of
   stock options and warrants                                                                   463              420
Tax benefit from stock option exercises                                                         124
Repayment of long-term loan                                                                  (2,250)          (2,250)
Repayment of revolving line of credit                                                        (9,500)          (7,800)
Repayment of obligations under capital leases                                                  (164)            (252)
Dividends paid on Series B Preferred Stock                                                     (140)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                     1,286              518
-----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            594             (334)
Cash and cash equivalents, beginning of year                                                  2,196            2,299
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $ 2,790          $ 1,965
=======================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the seven periods:
     Interest                                                                                 $ 274            $ 321
     Income taxes                                                                           $ 1,951            $ 389
=======================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Accretion of issuance costs on Series B Preferred Stock                                        $ 18

During the seven periods ended October 10, 2004, 142,000 shares of common stock were converted into 142,000 shares of Class A common stock.
During the seven periods ended October 12, 2003, 30,000 shares of common stock were converted into 30,000 shares of Class A common stock.

See notes to condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 10, 2004 AND OCTOBER 12, 2003 (UNAUDITED) AS RESTATED

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

2.      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

        Subsequent to the issuance of the financial statements for the three and seven periods ended October 12, 2003, the Company determined that those financial statements contained certain errors related to the accounting for leases and leasehold improvements. Following a February 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies and a letter by the Chief Accountant of the Securities and Exchange Commission to the Chairman of the Center for Public Company Audit Firms of the AICPA dated February 7, 2005, we determined that the adjustments in those filings and the subject matter of the SEC's Chief Accountant in his letter relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements as of March 28, 2004 and for the three and seven periods of fiscal 2004 included herein (the "Restatement"). Previously, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate our buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and all option periods provided for in the lease (or the useful life of the assets if shorter). Also, in certain situations, leases provide that rental payments are not made for a certain period that estimates, at the beginning of the leases the time frame that our restaurants are under construction, a period commonly referred to as a "rent holiday". We previously did not consider these rent holiday periods on a straight-line basis together with the non-cancelable period in calculating our rent expense.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 10, 2004 AND OCTOBER 12, 2003 (UNAUDITED) AS RESTATED

        The cumulative effect of the Restatement as of October 10, 2004 and March 28, 2004 is an increase in deferred obligations under operating leases of $3.6 million and a decrease in deferred income tax liability of $1.4 million. As a result, retained earnings decreased $2.2 million at the end of the seven periods ended October 10, 2004 and the year ended March 28, 2004. Rent expense for the fiscal year ended March 28, 2004 and for the three and seven periods ended October 12, 2003 increased by $0.4 million, and $0.1 million and $0.2 million, respectively. The Restatement decreased reported diluted earnings per share $0.01 and $0.02 for the three and seven periods ended October 12, 2003, respectively. The Restatement had no impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

        The consolidated financial statements for the three and seven periods in fiscal 2004 included in this Form 10-Q/A have been restated to reflect the adjustments described above. The following is a summary of the impact of the Restatement on our consolidated balance sheets at October 10, 2004 and March 28, 2004 and our consolidated statements of earnings for the three and seven periods ended October 12, 2003:

                                                                  As Previously                       As
    As of October 10, 2004                                          Reported       Adjustments     Restated
    -----------------------------------------------------------------------------------------------------------
    Consolidated Balance Sheet
    -----------------------------------------------------------------------------------------------------------
    Accounts payable and accrued expenses                              $ 22,371      $ (2,028)     $ 20,343
    Deferred obligations under operating leases                               0         5,635         5,635
    Deferred tax liability, net                                           1,433        (1,422)           11
    Total liabilities                                                    37,189         2,185        39,374
    Retained earnings                                                    49,106        (2,185)       46,921
    Total stockholders' equity                                          101,239        (2,185)       99,054

                                                                  As Previously                       As
    As of March 28, 2004                                            Reported       Adjustments     Restated
    -----------------------------------------------------------------------------------------------------------
    Consolidated Balance Sheet
    -----------------------------------------------------------------------------------------------------------
    Deferred tax asset, net                                               $   0         $ 185        $  185
    Total assets                                                        142,410           185       142,595
    Accounts payable and accrued expenses                                20,730        (1,853)       18,877
    Deferred obligations under operating leases                               0         5,460         5,460
    Deferred tax liability, net                                           1,237        (1,237)            0
    Total liabilities                                                    43,766         2,370        46,136
    Retained earnings                                                    45,691        (2,185)       43,506
    Total stockholders' equity                                           97,230        (2,185)       95,045

                                                                  As Previously                       As
    Three Periods ended October 12, 2003                            Reported       Adjustments     Restated
    -----------------------------------------------------------------------------------------------------------
    Consolidated Statement of Earnings
    -----------------------------------------------------------------------------------------------------------
    Restaurant operating expenses                                       $26,304           $ 9       $26,313
    Restaurant opening costs                                                590            86           676
    Earnings before income taxes and minority interest                    2,328           (95)        2,233
    Income tax provision                                                    717           (33)          684
    Net income                                                            1,462           (62)        1,400
    Basic earnings per share                                               0.17         (0.01)         0.16
    Diluted earnings per share                                             0.16         (0.01)         0.15

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 10, 2004 AND OCTOBER 12, 2003 (UNAUDITED) AS RESTATED

                                                                     As Previously                         As
    Seven periods ended October 12, 2003                               Reported        Adjustments      Restated
    ------------------------------------------------------------------------------------------------------------
    Consolidated Statement of Earnings
    ------------------------------------------------------------------------------------------------------------
    Restaurant operating expenses                                         $61,787           $ 17        $61,804
    Restaurant opening costs                                                  833            206          1,039
    Earnings before income taxes and minority interest                      6,971           (223)         6,748
    Income tax provision                                                    2,219            (78)         2,141
    Net income                                                              4,414           (145)         4,269
    Basic earnings per share                                                 0.50          (0.01)          0.49
    Diluted earnings per share                                               0.49          (0.02)          0.47

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

        Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on net income and earnings per share for the three and seven periods ended:

                                                            THREE PERIODS ENDED                    SEVEN PERIODS ENDED
                                                    -----------------------------------    -----------------------------------
                                                     OCTOBER 10,        October 12,          OCTOBER 10,        October 12,
                                                         2004                2003               2004                2003
                                                    ---------------     ---------------    ----------------    ---------------
      NET INCOME (IN THOUSANDS)
             As reported                                    $1,661              $1,400              $3,573             $4,269
             Accretion of issuance costs
                 and preferred stock dividends                 132                                     158
                                                    ---------------     ---------------    ----------------    ---------------
             Net income attributable to
                 common stockholders                         1,529               1,400               3,415              4,269
         Add: Stock-based compensation
            cost included in net income
             Less:  Total stock-based                                                                    7
                 Employee compensation
                 expense determined under
                 fair value based method
                 for all awards                                108                 133                 255                307
                                                    ---------------     ---------------    ----------------    ---------------
             Pro forma                                      $1,421              $1,267              $3,167             $3,962
                                                    ===============     ===============    ================    ===============
      BASIC EARNINGS PER SHARE
             As reported                                      $.17               $ .16                $.37              $ .49
                                                    ---------------     ---------------    ----------------    ---------------
             Pro forma                                        $.16               $ .15                $.35              $ .45
                                                    ===============     ===============    ================    ===============
      DILUTED EARNINGS PER SHARE
             As reported                                      $.16               $ .15                $.35              $ .47
                                                    ---------------     ---------------    ----------------    ---------------
             Pro forma                                        $.14               $ .14                $.31              $ .44
                                                    ===============     ===============    ================    ===============

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 10, 2004 AND OCTOBER 12, 2003 (UNAUDITED) AS RESTATED


4.      INVENTORIES

        Inventories consist of (in thousands):

                                        OCTOBER 10,          March 28,
                                            2004               2004
                                       ---------------    ----------------

  Food and beverage                            $2,385              $2,090
  Supplies                                      3,840               4,057
                                       ---------------    ----------------

                                               $6,225              $6,147
                                       ===============    ================

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

        The following data shows the amounts (in thousands) used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                                            THREE PERIODS ENDED                    SEVEN PERIODS ENDED
                                                    -----------------------------------    -----------------------------------
                                                     OCTOBER 10,        October 12,          OCTOBER 10,        October 12,
                                                         2004                2003               2004                2003
                                                    ---------------     ---------------    ----------------    ---------------
      Net income, as reported                               $1,661              $1,400              $3,573             $4,269
      Less:  Accretion of issuance costs and
          preferred stock dividends                            132                                     158
                                                    ---------------     ---------------    ----------------    ---------------
      Income for computation of basic
          earnings per common share                          1,529               1,400               3,415              4,269
      Add:  Accretion of issuance costs and
          preferred stock dividends                            132                                     158
                                                    ---------------     ---------------    ----------------    ---------------
      Income for computation of diluted
          earnings per common share                         $1,661              $1,400              $3,573             $4,269
                                                    ===============     ===============    ================    ===============

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 10, 2004 AND OCTOBER 12, 2003 (UNAUDITED) AS RESTATED

                                                            THREE PERIODS ENDED                    SEVEN PERIODS ENDED
                                                    -----------------------------------    ---------------------------------
                                                      OCTOBER 10,        October 12,          OCTOBER 10,      October 12,
                                                          2004                2003               2004              2003
                                                    ---------------     ---------------    ----------------    -------------
      Weighted average number of
            common shares used in basic
            earnings per share                               9,154               8,807               9,151            8,791
      Effect of dilutive securities:
            Stock options and warrants                         336                 313                 519              271
            Series B Preferred Stock                           776                                     403
                                                    ---------------     ---------------    ----------------    -------------
      Weighted average number of
            common shares and dilutive
            potential common stock used
            in diluted earnings per share                   10,266               9,120              10,073            9,062
                                                    ===============     ===============    ================    =============

During the seven periods ended October 10, 2004 and October 12, 2003, stock options and warrants to purchase 1,227,000 and 1,502,000 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share since the effect would be considered antidilutive.

6.      RESTAURANT OPERATING EXPENSES

        Restaurant operating expenses consist of the following (in thousands):

                                                   THREE PERIODS ENDED              SEVEN PERIODS ENDED
                                             -------------------------------    -----------------------------
                                              OCTOBER 10,     October 12,        OCTOBER 10,    October 12,
                                                  2004             2003             2004            2003
                                             --------------   --------------    --------------  -------------
      Labor and related costs                      $16,994          $15,928           $40,144        $37,695
      Restaurant supplies                              920              875             2,169          2,029
      Credit card discounts                            855              741             2,008          1,813
      Utilities                                      1,279            1,218             2,837          2,680
      Occupancy costs                                2,860            2,545             6,710          5,951
      Depreciation and amortization                  2,132            1,875             4,914          4,228
      Other restaurant operating expenses            3,385            3,131             7,926          7,408
                                             --------------   --------------    --------------  -------------
      Total restaurant operating expenses          $28,425          $26,313           $66,708        $61,804
                                             ==============   ==============    ==============  =============

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 10, 2004 AND OCTOBER 12, 2003 (UNAUDITED) AS RESTATED

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 10, 2004 AND OCTOBER 12, 2003 (UNAUDITED) AS RESTATED

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

9.      COMMITMENTS AND CONTINGENCIES

        In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period of July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the "Minority Stockholders") have a one-time option to sell their shares to the Company. In the event that the Minority Stockholders do not exercise their right to sell their shares, then the Company has a one-time option to purchase the shares of the Minority Stockholders between the period of October 1, 2005 and December 31, 2005. The price for both the put and call options will be determined based on a multiple of the defined cash flow measure for the acquired business. As of the date of this amended filing, the price for both the put and call options at the purchase dates was estimated to be between $4.1 million and $5.4 million. There is no assurance that the minority stockholders will exercise their option to sell or that the Company will exercise its option to purchase the shares. The fair value of the put and call options was insignificant as of October 10, 2004.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 10, 2004 AND OCTOBER 12, 2003 (UNAUDITED) AS RESTATED


        The action alleges that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holding in the Company. The trial portion of the litigation was completed on November 15, 2004 and a decision is expected in the first quarter of the Company's next fiscal year. All of the defendants have filed motions to dismiss the complaint, which have not yet been ruled upon by the court. The Company and its Board of Directors believe that the BFC financing was and is in the best interests of the Company and all of its shareholders, that there is no merit to the action brought by BOT, and have and intend to continue to vigorously defend and oppose the action. Based on the above discussion, the Company has not recorded a reserve balance for this lawsuit, but legal costs are being incurred to defend the Company and members of the Board of Directors. Such legal costs amounted to $650,000 or $0.04 per diluted share for the three and seven periods ended October 10, 2004. There can be no assurance that an adverse outcome of the litigation will not have a material adverse effect on the Company and its financial position.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

Subsequent to the issuance of the financial statements for the three and seven periods ended October 12, 2003, the Company determined that those financial statements contained certain errors related to the accounting for leases and leasehold improvements. Following a February 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies and a letter by the Chief Accountant of the Securities and Exchange Commission to the Chairman of the Center for Public Company Audit Firms of the AICPA dated February 7, 2005, we determined that the adjustments in those filings and the subject matter of the SEC's Chief Accountant in his letter relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements as of March 28, 2004 and for the three and seven periods of fiscal 2004 included herein (the "Restatement"). Previously, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. We depreciate our buildings, leasehold improvements and other long-lived assets on those properties over a period that includes both the initial non-cancelable lease term and all option periods provided for in the lease (or the useful life of the assets if shorter). Also, in certain situations, leases provide that rental payments are not made for a certain period that estimates, at the beginning of the leases the time frame that our restaurants are under construction, a period commonly referred to as a "rent holiday". We previously did not consider these rent holiday periods on a straight-line basis together with the non-cancelable period in calculating our rent expense.

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

The cumulative effect of the Restatement as of October 10, 2004 and March 28, 2004 is an increase in deferred obligations under operating leases of $3.6 million and a decrease in deferred income tax liability of $1.4 million. As a result, retained earnings decreased $2.2 million at the end of the seven periods ended October 10, 2004 and the year ended March 28, 2004. Rent expense for the fiscal year ended March 28, 2004 and for the three and seven periods ended October 12, 2003 increased by $0.4 million, and $0.1 million and $0.2 million, respectively. The Restatement decreased reported diluted earnings per share $0.01 and $0.02 for the three and seven periods ended October 12, 2003, respectively. The Restatement had no impact on our previously reported cash flows, sales or same-restaurant sales or on our compliance with any covenant under our credit facility or other debt instruments.

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

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues increased 8.8% in the current three periods and 7.8% in the current seven periods when compared to the corresponding periods a year ago. Net income increased 18.6% in the current three periods but decreased 16.3% in the current seven periods when compared to the corresponding periods a year ago. Earnings per diluted share remained constant in the current three periods and decreased 28.6% when compared to the corresponding seven periods a year ago. Revenues and net income increased in the current three periods due to increased sales as a result of a menu price and patronage increases and in spite of legal fees of approximately $655,000 related to the Benihana of Tokyo, Inc. litigation. Earnings per diluted share remained constant in the three periods as a result of increased restaurant operating profits offset by legal fees related to the Benihana of Tokyo, Inc. litigation and 12.7% greater number of common stock and equivalents outstanding during the current three periods compared to the equivalent period a year ago.

REVENUES

THREE AND SEVEN PERIODS ENDED OCTOBER 10, 2004 COMPARED TO OCTOBER 12, 2003 -- The amounts of sales and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables (in thousands).

                                                    THREE PERIODS ENDED                    SEVEN PERIODS ENDED
                                            -----------------------------------    -----------------------------------
                                              OCTOBER 10,        October 12,          OCTOBER 10,        October 12,
                                                  2004                2003               2004                2003
                                            ---------------     ---------------    ----------------    ---------------
Restaurant sales                                   $47,801             $43,925            $112,735           $104,467
Franchise fees and royalties                           309                 310                 766                870
                                            ---------------     ---------------    ----------------    ---------------
Total revenues                                     $48,110             $44,235            $113,501           $105,337
                                            ===============     ===============    ================    ===============


                                                    THREE PERIODS ENDED                    SEVEN PERIODS ENDED
                                            -----------------------------------    -----------------------------------
                                              OCTOBER 10,        October 12,          OCTOBER 10,        October 12,
                                                  2004                2003               2004                2003
                                            ---------------     ---------------    ----------------    ---------------

Amount of change in total
     revenues from previous year                    $3,875              $2,277              $8,164             $6,220
                                            ---------------     ---------------    ----------------    ---------------
Percentage of change from the
     previous year                                    8.8%                5.4%                7.8%               6.3%
                                            ===============     ===============    ================    ===============

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

                                                  THREE PERIODS ENDED                    SEVEN PERIODS ENDED
                                          -----------------------------------    -----------------------------------
                                            OCTOBER 10,        October 12,          OCTOBER 10,        October 12,
                                                2004                2003               2004                2003
                                          ---------------     ---------------    ----------------    ---------------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales                    24.4%               25.6%               25.7%              25.7%
Restaurant operating expenses                      59.5%               59.9%               59.2%              59.2%
Restaurant opening costs                            0.6%                1.5%                0.5%               1.0%
Marketing, general and
   administrative expenses                         10.4%                8.4%               10.0%               8.3%


                                                  THREE PERIODS ENDED                    SEVEN PERIODS ENDED
                                          -----------------------------------    -----------------------------------
                                            OCTOBER 10,        October 12,          OCTOBER 10,        October 12,
                                                2004                2003               2004                2003
                                          ---------------     ---------------    ----------------    ---------------
AMOUNT OF CHANGE FROM
PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales                   $  420              $  909              $2,128             $2,490
Restaurant operating expenses                     $2,112              $  476              $4,904             $2,215
Restaurant opening costs                          $ (377)             $  560                (486)            $  775
Marketing, general and
   administrative expenses                        $1,252              $  316              $2,570             $  533

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                            THREE PERIODS ENDED                    SEVEN PERIODS ENDED
                                                    -----------------------------------    -----------------------------------
                                                      OCTOBER 10,        October 12,          OCTOBER 10,        October 12,
                                                          2004                2003               2004                2003
                                                    ---------------     ---------------    ----------------    ---------------
PERCENTAGE CHANGE FROM
PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales                               3.7%                8.8%                7.9%              10.2%
Restaurant operating expenses                                 8.0%                1.8%                7.9%               3.7%
Restaurant opening costs                                     55.8%              482.4%             (46.8%)             292.1%
Marketing, general and
   administrative expenses                                   33.9%                9.3%               29.5%               6.5%

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

Restaurant operating expenses increased in absolute amount in the three and seven periods and decreased in the three periods when expressed as a percentage of sales compared to the corresponding periods a year ago. The increase was due to occupancy costs and depreciation and amortization from the newly opened teppanyaki and RA Sushi restaurants and from capital expenditures made to existing restaurants which also increased depreciation and amortization in the current three and seven periods when compared to the equivalent periods. The decrease when expressed as a percentage of sales in the current three periods compared to the equivalent periods was a result of the aforementioned increase in sales leveraged against the fixed portion of restaurant operating expenses.

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

Our effective income tax rate increased in the seven periods to 32.7% from 31.7% in the prior year's seven periods.

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

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

                                                                 SEVEN PERIODS ENDED
                                                       --------------------------------------
                                                         OCTOBER 10,           October 12,
                                                             2004                  2003
                                                       ----------------       ---------------
Cash provided by operations                                   $ 10,559              $  9,210
Cash (used in) investing activities                            (11,251)              (10,062)
Cash provided by financing activities                            1,286                   518
                                                       ----------------       ---------------
Increase (decrease) in cash and cash equivalents              $    594              $   (334)
                                                       ================       ===============

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

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information

                At the meeting, the following votes for and against, as well as the number of abstentions and broker non-votes were recorded for each matter as set for the below:

                                                                             WITHHOLD     NON-
                MATTER                         FOR       AGAINST   ABSTAIN   AUTHORITY   VOTES
                ---------------------------------------------------------------------------------

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

                                           BENIHANA INC.
                                           ------------------------------------
                                           (Registrant)



Date:  March 15, 2005                      /s/ Joel A. Schwartz
---------------------------                ------------------------------------
                                           Joel A. Schwartz
                                           President and
                                           Chief Executive Officer
                                           and Director