Form 10-K
period 2005-03-27
BENIHANA INC
filed 2005-06-24
CIK 935226

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 27, 2005
                                       or,
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  BENIHANA INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                65-0538630
   --------------------------------------          -------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       Incorporation or organization)                 Identification No.)


  8685 NORTHWEST 53RD TERRACE, MIAMI, FLORIDA               33166
 ---------------------------------------------     -------------------------
    (Address of principal executive offices)              (Zip Code)


     Registrant's telephone number, including area code:    (305) 593-0770
                                                         -------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS                                   NAME OF EXCHANGE ON WHICH REGISTERED
-------------------                                   ------------------------------------
Common Stock, par value $.10 per share                NASDAQ
Class A Common Stock, par value $.10 per share        NASDAQ
Preferred Share Purchase Right                        Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                               Yes __X__ No _____

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

                               Yes __X__ No _____

As of June 7, 2005, 2,956,479 shares of Common Stock and 6,288,225 shares of Class A Common Stock were outstanding. As of October 10, 2004, the last day of our second fiscal quarter, the aggregate market value of common equity held by non-affiliates was $93,485,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended March 27, 2005 are incorporated by reference in Parts I and II.

Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting are incorporated by reference in Part III.

ITEM 1.  BUSINESS

GENERAL

We have operated "Benihana" teppanyaki-style Japanese restaurants in the United States for over 40 years, and we believe we are the largest operator of teppanyaki-style restaurants in the country. Our core concept, the traditional Benihana restaurant, offers teppanyaki-style Japanese cooking in which fresh steak, chicken and seafood is prepared by a chef on a grill which forms a part of the table at which the food is served. Our Haru concept offers an extensive menu of Japanese fusion dishes in a high energy, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cuisine, including New York strip steak with wasabi croquette, spicy shallots and ginger sauce, garlic shrimp and crispy duck. Our RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a high energy environment featuring upbeat design elements and music. Our one Doraku restaurant unit offers sushi as well as Japanese entree items.

At June 7, 2005 we:

o own and operate 56 Benihana teppanyaki-style Japanese dinnerhouse restaurants, including one restaurant under the name Samurai;
o    franchise others to operate 22 additional Benihana restaurants;
o    own and operate six Haru restaurants in New York City;
o    own and operate eight RA Sushi restaurants primarily in the southwest; and
o    own and operate one Doraku restaurant in Miami Beach, Florida.

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

Sales by our owned restaurants were approximately $216.8 million for the fiscal year ended March 27, 2005, as compared to approximately $201.3 million for the prior fiscal year. Our net income for the fiscal year ended March 27, 2005 was approximately $7.8 million, as compared to approximately $9.0 million for the prior fiscal year.

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

STRATEGY

The critical elements of our growth strategy are as follows:

SELECTIVELY PURSUE RESTAURANT GROWTH. We believe that our Benihana concept has broad appeal and that, as a result, we have significant opportunities to expand our business selectively. We plan to continue to capitalize on our broad customer appeal and strong brand recognition within the casual dining segment by opening new restaurants, selectively acquiring existing Asian-theme restaurants in major U.S. markets and franchising new restaurant locations. In fiscal 2005, we opened one Benihana restaurant in Carlsbad, California and one RA Sushi restaurant in Las Vegas, Nevada and one Haru restaurant in New York City, New York.

DESIGN INITIATIVE. We have undertaken a design imitative to develop a prototype teppanyaki restaurant to improve unit-level economics while shortening construction time and improving decor. This program will also assist us in refurbishing the older restaurant units we own.

MAINTAIN STRONG RESTAURANT UNIT ECONOMICS. Our experienced management team intends to maintain and improve where necessary attractive restaurant unit profit margins due to sustained sales growth and effective cost controls.

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

THE BENIHANA CONCEPT

The Benihana concept offers casual dining in a distinctive Japanese atmosphere enhanced by the unique entertainment provided by our highly-skilled Benihana chefs who prepare fresh steak, chicken and seafood in traditional Japanese style at a grill which forms a part of the customer's table. Most of our Benihana restaurants are open for both lunch and dinner and have a limited menu offering a full course meal consisting of an appetizer, soup, salad, tea, rice, vegetable, an entree of steak, seafood, chicken or any combination of them and a dessert. We also offer sushi entrees at each of our Benihana teppanyaki restaurants and we believe that Benihana is the largest coast-to-coast restaurant chain highlighting sushi as a part of an Asian theme.

Specific menu items may be different in the various restaurants depending upon the local geographic market. The servings prepared at the teppanyaki grill are portion controlled to provide consistency in quantities served to each customer. Alcoholic beverages, including specialty mixed drinks, wines and beers and soft drinks are available. During fiscal 2005, beverage sales in both the lounges and dining rooms accounted for approximately 20% of total restaurant sales. The average check size per person was $24.15 in fiscal 2005. Sushi is offered at all of our traditional restaurants at either separate sushi bars or at the teppanyaki grills.

Each of our teppan tables generally seats eight customers. The chef is assisted in the service of the meal by the waitress or waiter who takes beverage and food orders. An entire dinnertime meal takes approximately one hour and thirty minutes.

Of the 56 Benihana restaurants we operate:

o 39 are located in freestanding, special use restaurant buildings usually on leased lands;
o    6 are located in shopping centers; and
o    11 are located in office or hotel building complexes.

The freestanding restaurants were built to our specifications as to size, style and interior and exterior decor using Japanese design elements. The other locations were adapted to the Benihana interior decor. The freestanding, traditional Benihana restaurant units, which are generally one story buildings, average approximately 8,000 square feet and are constructed on a land parcel of approximately 1.25 to 1.50 acres. The shopping center, office building and hotel-based Benihana restaurants are of similar size, but differ somewhat in appearance from location to location in order to conform to the appearance of the buildings in which they are located. A typical Benihana restaurant has 18 teppan tables and seats from 86 to 178 customers in the dining rooms and 8 to 120 customers in the bar, lounge and sushi bar areas.

We anticipate opening a new Benihana restaurant in Miramar, Florida and in Coral Gables, Florida as a replacement for the restaurant located in another suburb of Miami, Florida fiscal 2006.

THE HARU CONCEPT

The Haru concept offers an extensive menu of distinctive Japanese fusion dishes in a high energy, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cuisine, including New York strip steak with wasabi croquette, spicy shallots and ginger sauce, garlic shrimp and crispy duck. Haru also offers delivery and take-out services which represent 40% of its total sales. The average check size per person was $27.73 in fiscal 2005. We own 80% of the subsidiary that operates the Haru restaurants. The remaining 20% interest is owned by the originator of the concept and is subject to a mutual put/call arrangement exercisable in fiscal 2006.

The six Haru restaurants we operate are located in office or residential buildings in New York City. The restaurants vary in size and decor but emphasize a Japanese decor. We typically seek restaurants locations that are in densely populated metropolitan areas in order to take advantage of Haru's delivery business.

We currently operate six Haru restaurants in New York City and we anticipate opening a new Haru restaurant in Philadelphia, Pennsylvania in our first quarter of fiscal 2006.

THE RA SUSHI CONCEPT

The RA Sushi concept offers sushi and Pacific-Rim dishes in a fun-filled, high energy environment. The average check size per person was $20.19 for fiscal 2005 and beverage sales in both the lounges and dining rooms accounted for approximately 33% of total sales.

Of the eight RA Sushi restaurants we operate:

o    four are located in special-use restaurant buildings on leased land; and
o    four are located in shopping or "life style" centers.

All of the restaurants were built to our specifications as to size, style and emphasize a contemporary interior and exterior decor. These restaurants average approximately 4,000 square feet which exclude outdoor seating. A typical RA Sushi restaurant seats from 150 to 225 customers in the bar and sushi areas.

We currently operate eight RA Sushi restaurants and we anticipate opening two new RA Sushi restaurants in Houston, Texas and Palm Beach Gardens, Florida in 2006. We have a signed lease for another RA Sushi restaurant to open in Huntington Beach, California in fiscal 2007.

THE DORAKU CONCEPT

We have one Doraku restaurant in operation and we do not currently have plans for expansion. The Doraku concept offers sushi as well as other Japanese entree items. The average check size per person was $20.19 in fiscal 2005.

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

Strict guidelines as documented in our restaurant operations manuals are followed to assure consistently high quality in customer service and food quality for each location. Specifications are used for quality and quantity of ingredients, food preparation, maintenance of premises and employee conduct and are incorporated in manuals used by the managers, assistant managers and head chefs. Food and portion sizes are regularly and systematically tested for quality and compliance with our standards. Certain seafood items are purchased in bulk for most of the restaurants under which a certain quantity is purchased at a specific price. Most of the other food products are purchased locally by the individual restaurant managers and senior chefs. The Company is testing other procurement systems to provide better pricing and logistical and accounting controls. Substantially all of our restaurant operating supplies are purchased centrally and distributed to the restaurants from our warehouse or a bonded warehouse.

Our chefs are trained in the teppanyaki style of cooking and sushi preparation and in customer service with training programs lasting from eight to twelve weeks. A portion of the training is spent working in a restaurant under the direct supervision of an experienced head chef. The program includes lectures on our method of restaurant operations and training in both tableside and kitchen food preparation as applied in our restaurants. Manager training is similar except that the manager trainee is given in-depth exposure to each position in the restaurant. Other categories of employees are trained by the manager and assistant manager at each restaurant unit. Ongoing continuing education programs and seminars are provided to restaurant managers and chefs to improve restaurant quality and implement changes in operating policy or menu listings.

We use various incentive compensation plans pursuant to which key restaurant personnel share in the results of operations at both a local and company-wide level.

MARKETING

We utilize television, radio, billboard and print media to promote our restaurants; strengthen our brand identity; and maintain high name recognition.

The advertising programs are tailored to each local market and to print media focused on the business traveler. The advertising program is designed to emphasize the inherently fresh aspects of a Benihana meal and the entertainment value of the chef cooking at the customer's table. In fiscal year 2005, we expended approximately $6.7 million on advertising and other marketing. The entertainment component of the Benihana method of food preparation and service is emphasized to distinguish Benihana from other restaurant concepts. RA Sushi's advertising campaigns are geared to young affluent demographics via radio and print media, while Haru does not currently require much advertising and focus on local publications.

FRANCHISING

We have, from time to time, franchised Benihana teppanyaki restaurant to operators in markets in which we consider expansion to be of benefit to the Benihana system. We continue to selectively pursue franchising opportunities, particularly in Central and South America and the islands of the Caribbean where we own the rights to the Benihana trademarks and system.

Franchisees bear all direct costs involved in the development, construction and operation of their restaurants. We provide franchisee support for:

o    site selection,
o    prototypical architectural plans,
o    interior and exterior design and layout,
o    training, marketing and sales techniques, and
o    opening assistance.

All franchisees are required to operate their restaurants in accordance with Benihana operating standards and specifications including menu offerings, food quality and preparation.

The current standard franchise agreement provides for payment to us of a non-refundable franchise fee of from $30,000 to $50,000 per restaurant and royalties of from 3% to 6% of gross sales. In fiscal year 2005, revenues from franchising were approximately $1,575,000.

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

TRADE NAMES AND SERVICE MARKS

Benihana is a Japanese word meaning "red flower". In the United States and certain foreign countries, we own the "Benihana", "Benihana of Tokyo", "Haru" and "RA Sushi" brand names and related trademarks and "red flower" symbol, which we believe to be of material importance to our business and are registered in the United States Patent and Trademark Office. We also own registered trademarks for the Doraku concept.

Benihana of Tokyo, Inc., a privately held company and our largest stockholder and originator of the Benihana concept, continues to own the rights to the Benihana name and trademarks outside of the United States, Central and South America and the islands of the Caribbean. Benihana of Tokyo, Inc. is also the operator of a Benihana restaurant in Honolulu under an exclusive, royalty-free franchise from the Company. We have no financial interest in any restaurant operated or franchised by Benihana of Tokyo, Inc.

NEW RESTAURANT SITE SELECTION AND DEVELOPMENT

We believe the locations of our restaurants are critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. Each of our three concepts require a different criteria for successful execution. The Benihana concept is successful in free standing or in-line locations and require approximately 7,000 to 8,000 square feet. The Haru concepts are successful in densely populated urban markets and space requirements are flexible. The RA Sushi concept is successful in urban or suburban shopping malls, retail strip centers and entertainment life-style centers and typically require 4,000 to 5,000 square feet. In general, we currently prefer to open our restaurants in high profile sites within larger metropolitan areas with dense populations and above-average household incomes. The layout of each restaurant is customized to accommodate different types of buildings and different square feet within the available space. In addition to carefully analyzing demographic information for each prospective site, we consider other factors such as visibility, traffic patterns and general accessibility; the availability of suitable parking and the proximity of residences and shopping areas.

Our new restaurant development model for each of our active concepts typically calls for us to occupy leased space in shopping malls, office complexes, strip centers, entertainment centers and other real estate developments (the "retail lease" development model). We have also acquired the land where it is economically justified. While we expect the retail lease development model to continue as our principal approach for opening new restaurant units, we also expect to open more freestanding restaurants. We generally lease our restaurant locations for primary periods of 15 to 20 years. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We are also responsible for our proportionate share of common area maintenance (CAM), insurance, property tax and other occupancy-related expenses under our leases. Many of our leases provide for maximum allowable annual percentage or fixed dollar increases for CAM and insurance expenses to enable us to better predict and control future variable lease costs. We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out leased premises. We own all of the equipment in our restaurants and currently plan to do so in the future.

Due to the uniquely flexible and customized nature of our teppanyaki restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development timeframes vary for each restaurant. The development and opening process generally ranges from eight to ten months after lease signing and depends largely upon the availability of the leased space we intend to occupy, and are often subject to matters that result in delays outside of our control. The number and timing of new restaurants actually opened during any given period, and their associated contribution, will depend on a number of factors including, but not limited to, the identification and availability of suitable locations and leases; the timing of the delivery of the leased premises to us from our landlords so that we can commence our build-out construction activities; the ability of our landlords and us to timely obtain all necessary governmental licenses and permits to construct and operate our restaurants; disputes experienced by our landlords or our outside contractors; any unforeseen engineering or environmental problems with the leased premises; weather conditions that interfere with the construction process; our ability to successfully manage the design, construction and preopening processes for each restaurant; the availability of suitable restaurant management and hourly employees; and general economic conditions. While we attempt to manage those factors within our control, we have experienced unforeseen delays in restaurant openings from time to time in the past and will likely experience such delays in the future.

PREOPENING COSTS FOR NEW RESTAURANTS

Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants and are not otherwise capitalizable and an amortization of rentals under lease agreements for accounting purposes. The preopening cost for one of our restaurants usually includes costs to recruit and train an average of 50-100 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees, costs for practice service activities; and straight-line minimum base rent during the restaurant preopening period. Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the cost of travel and lodging for different metropolitan areas; the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also be dependent upon our landlords obtaining their licenses and permits, as well as completing their construction activities for the restaurant units. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant unit, and the fluctuations could be significant. We expense preopening costs as incurred.

EMPLOYEES

At March 27, 2005, we employed 4,226 people, of which 4,146 were restaurant employees and 80 were corporate personnel. Most employees, except restaurant and corporate management personnel, are paid on an hourly basis. We also employ some restaurant personnel on a part-time basis to provide the services necessary during the peak periods of restaurant operations. We believe our relationship with our employees is good.

EXECUTIVE OFFICERS

Joel A. Schwartz, age 64, serves as our Chairman of the Board and Chief Executive Officer. Taka Yoshimoto, age 59, serves as Executive Vice President-Operations and Director. Michael R. Burris, age 55, serves as Senior Vice President-Finance and Chief Financial Officer. Kevin Aoki, age 37, serves as Vice President-Marketing and Director. Juan C. Garcia, age 41, serves as Vice President and Controller.

COMPETITION

The casual dining segment of the restaurant industry is intensely competitive with respect to price, service, location, and the type and quality of food. Each of our restaurants competes directly or indirectly with locally owned restaurants as well as regional and national chains, and several of our significant competitors are much larger or more diversified and have substantially greater resources than the Company. It is also anticipated that growth in the industry will result in continuing competition for available restaurant sites as well as continued competition in attracting and retaining qualified management-level operating personnel. We believe that our competitive position is enhanced by offering quality food selections at an appropriate price with the unique entertainment provided by our chefs in an attractive, relaxed atmosphere.

GOVERNMENT REGULATION

Each of our restaurants is subject to licensing and regulation by the health, sanitation, safety standards, fire department and the alcoholic beverage control and other authorities in the state or municipality where it is located. Difficulties or failure in obtaining the required licensing or requisite approvals could result in delays or cancellations in the opening of new restaurants; termination of the liquor license would adversely affect the revenues for the restaurant. While we have not yet experienced any material difficulties in obtaining and maintaining necessary governmental approvals, the failure to obtain or retain, or a delay in obtaining food and liquor licenses or any other governmental approvals could have a material adverse effect on our operating results. Changes in Federal and state environmental regulations have not had a material effect on our operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of new restaurants and materially affect our existing restaurant operations.

We are also subject to federal and state regulations regarding franchise offering and sales. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises, or impose substantive standards on the relationship between franchisee and franchisor.

The Americans with Disabilities Act (the "ADA") which prohibits discrimination on the basis of disability in public accommodations and employment mandates accessibility standards for individuals with physical disabilities and increases the cost of construction of new restaurants and of remodeling older restaurants.

We are subject to "dram-shop" statutes in most of the states where we operate restaurants, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages. We carry liquor liability coverage as part of our existing compressive general liability insurance that we believe is consistent with coverage carried by other entities in the restaurant industry of similar size and scope of operations. Even though we are covered by general liability insurance, a settlement or judgment against us under a `dram-shop" statute in excess of our liability coverage could have a material adverse effect on our operations.

Various federal and state labor laws govern our operations and our relationships with our employees, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. Significant increases in minimum wages, changes in statutes regarding paid or unpaid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities all could be detrimental to the profitability of our operation. Various proposals that would require employers to provide health insurance for all of their employees are considered from time-to-time in Congress and various individual states. The imposition of any requirement that we provide health insurance to all employees could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to the Company. While we carry employment practices insurance, a settlement or judgment against us in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business.

We have a significant number of hourly restaurant employees that receive tip income. We have elected to voluntarily participate in a Tip Rate Alternative Commitment ("TRAC") agreement with the Internal Revenue Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or underreported tips.

MANAGEMENT INFORMATION SYSTEMS

We provide restaurant managers with centralized financial and management control systems through use of data processing information systems and prescribed reporting procedures. We have contracted with a point of sales vendor to upgrade our point-of-sale and time and attendance systems.

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

FORWARD LOOKING STATEMENTS

This report contains various "forward-looking statements" which represent our expectations or beliefs concerning future events, including unit growth, future capital expenditures, and other operating information. A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including changes in consumer dining preferences, fluctuations in commodity prices, availability of qualified employees, changes in the general economy, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, or acquisition opportunities, harsh weather conditions in areas in which the Company and its franchisees operate restaurants or plan to build new restaurants, acceptance of the Company's concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete new restaurant construction and obtain governmental permits on a reasonably timely basis, unstable economy and conditions in foreign countries where we franchise restaurants and other factors that we cannot presently foresee.

ITEM 2.  PROPERTIES

Of the 71 restaurants in operation at June 10, 2005, 12 are located on owned real estate and 59 are leased pursuant to land or land and building leases, which require either a specific monthly rental, or a minimum rent and additional rent based upon a percentage of gross sales. In addition, there are two Benihana restaurants under development in Coral Gables, Florida and Miramar, Florida, three RA Sushi restaurants in Houston, Texas, Palm Beach Gardens, Florida and Huntington Beach, California and a Haru restaurant in Philadelphia, Pennsylvania. We are actively pursuing new locations suitable for development as restaurant units for each of our concepts. Generally, these leases are "triple net" leases which pass increases in property operating expenses, such as real estate taxes and utilities, through to the Company as tenant. Expiration dates of these leases, including renewal options, range from June 2005 to March 2027.

The following table sets forth the location of our directly owned restaurants:

Benihana, Haru,                                                     Approx.
RA Sushi or                                                         Square         Interior   Date
Doraku Location        Address                                      Footage        Seating    Opened
---------------        -------                                      -------        -------    ------
ALASKA:
BENIHANA            1100 West 8th Avenue, Anchorage (3)             7,970          142        March, 2005

ARIZONA:
RA SUSHI            2905 E. Skyline Drive, Suite 289, Tucson (1)    3,900          176        November, 2003

RA SUSHI            4921 E. Ray Road, Suite B-1, Phoenix (2)        6,200          255        December, 2002

RA SUSHI            3815 N. Scottsdale Road, Scottsdale (2)         5,000          156        December, 2002

RA SUSHI            411 S. Mill Avenue, Tempe (1)                   3,500          204        December, 2002

RA SUSHI            7012 E. Greenway Parkway, Scottsdale (2)        4,200          155        December, 2002

BENIHANA            16403 N. Scottsdale Road, Scottsdale  (1)       8,600          234        November, 2003

CALIFORNIA:
BENIHANA            2100 E. Ball Road, Anaheim  (1)                 8,710          263        March, 1980

BENIHANA            1496 Old Bayshore Hwy., Burlingame  (1)         8,740          286        February, 1978

BENIHANA            755 Raintree Drive, Carlsbad (1)                10,850         236        June, 2004

BENIHANA            17877 Gale Avenue, City of Industry (1)         8,000          224        November, 1988

BENIHANA            1989 Diamond Blvd., Concord  (1)                8,250          246        February, 1980

BENIHANA            2074 Vallco Fashion Park, Cupertino  (1)        7,937          197        July, 1980

BENIHANA            16226 Ventura Blvd., Encino  (2)                7,790          216        October, 1970

BENIHANA            136 Olivier Street, Monterey  (2)               4,856          154        June, 2000

BENIHANA            4250 Birch Street, Newport Beach  (2)           8,275          242        March, 1978

BENIHANA            3760 E. Inland Empire Blvd., Ontario (1)        7,433          172        December, 1998

BENIHANA            5489F Sunrise Blvd., Citrus Heights (1)         3,798          101        October, 1995

BENIHANA            477 Camino Del Rio So., San Diego (1)           7,981          235        May, 1977

RA SUSHI            474 Broadway, San Diego (1)                     4,676          156        December, 2003

BENIHANA            1737 Post Street, San Francisco (1)             7,990          185        December, 1980

BENIHANA            1447 4th Street, Santa Monica (1)               7,500          197        September, 2001

BENIHANA            21327 Hawthorne Blvd., Torrance (1)             7,430          219        May, 1980

RA SUSHI            Huntington Beach (1)                            4,535          -0-        Under development

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)  Lease provides for fixed rent.
(3)  Owned.


Benihana, Haru,                                                     Approx.
RA Sushi or                                                         Square         Interior   Date
Doraku Location        Address                                      Footage        Seating    Opened
---------------        -------                                      -------        -------    ------
COLORADO:
BENIHANA            3295 S. Tamarac Drive, Denver (1)               7,572          220        February, 1977

DISTRICT OF
COLUMBIA:
BENIHANA            3222 M Street, NW, Washington (2)               7,761          164        May, 1982

FLORIDA:
DORAKU              1104 Lincoln Road, Miami Beach (1)              3,900          64         June, 2000

SAMURAI             8717 S.W. 136th Street, Miami (1)               8,162          218        October, 1981

BENIHANA            276 E. Commercial Blvd., Ft. Lauderdale (3)     8,965          230        June, 1970

BENIHANA            1665 N.E. 79th Street, Miami (3)                8,938          306        September, 1973

BENIHANA            1751 Hotel Plaza Blvd., Lake Buena Vista (1)    8,145          220        October, 1988

BENIHANA            3602 S.E. Ocean Blvd., Stuart (3)               8,485          286        February, 1977

BENIHANA            242 Miracle Mile, Coral Gables (1)              7,000          -0-        Under development

BENIHANA            3261 S.W. 160th Avenue, Miramar                 6,598          -0-        Under development

RA SUSHI            11701 Lake Victoria Gardens Avenue
                        Suite 4105, Palm Beach Gardens              4,200          -0-        Under development
GEORGIA:
BENIHANA            2365 Mansell Road, Alpharetta (3)               8,600          234        October, 2003

BENIHANA            2143 Peachtree Road, NE, Atlanta I (2)          8,244          217        May, 1974

BENIHANA            229 Peachtree Street NE, Atlanta II (2)         6,372          160        April, 1981

ILLINOIS:
RA SUSHI            1139 N. State Street, Chicago (1)               4,500          74         January, 2004

BENIHANA            166 East Superior Street, Chicago (1)           7,288          198        April, 1968

BENIHANA            747 E. Butterfield Road, Lombard (3)            9,200          219        April, 1985

BENIHANA            1200 E. Higgins Road, Schaumburg (3)            8,388          208        July, 1992

BENIHANA            150 N. Milwaukee Avenue, Wheeling (3)           8,500          199        June, 2001

INDIANA:
BENIHANA            8830 Keystone Crossing Road, Indianapolis (1)   8,460          237        February, 1979

MARYLAND:
BENIHANA            7935 Wisconsin Avenue, Bethesda (1)             9,300          254        October, 2003

MICHIGAN:
BENIHANA            18601 Hubbard Drive, Dearborn (1)               7,500          222        March, 1977

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)  Lease provides for fixed rent.
(3)  Owned.

Benihana, Haru,                                                    Approx.
RA Sushi or                                                        Square         Interior   Date
Doraku Location       Address                                      Footage        Seating    Opened
---------------       -------                                      -------        -------    ------

BENIHANA           21150 Haggerty Road, Northville (3)             8,000          184        May, 1989

BENIHANA           1985 W. Big Beaver Road, Troy (1)               8,600          231        February, 1996

MINNESOTA:
BENIHANA           850 Louisiana Avenue So., Golden Valley (3)     10,400         237        September, 1980

NEVADA:
RA SUSHI           3200 Las Vegas Blvd. South, Las Vegas (2)       4,500          222        October, 2004

NEW JERSEY:
BENIHANA           840 Morris Turnpike, Short Hills (2)            11,500         256        October, 1976

BENIHANA           5255 Marlton Pike, Pennsauken (1)               7,000          239        February, 1978

NEW YORK:
BENIHANA           47 West 56th Street, New York (2)               7,340          171        June, 1973

BENIHANA           2105 Northern Blvd., Munsey Park (1)            8,252          307        December, 1978

BENIHANA           920 Merchant's Concourse, Westbury (1)          7,400          173        April, 2003

HARU               205 West 43rd Street, New York (2)              4,400          119        May, 2001

HARU               1327 Third Avenue, New York (2)                 2,200          46         September, 2001

HARU               1329 Third Avenue, New York (2)                 4,000          78         December, 1999

HARU               433 Amsterdam Avenue, New York (2)              4,000          74         December, 1999

HARU               280 Park Avenue, New York (2)                   6,350          132        August, 2001

HARU               220 Park Avenue South, New York (2)             4,650          160        February, 2005

OHIO:
BENIHANA           50 Tri-County Parkway, Cincinnati I (1)         7,669          235        June, 1978

BENIHANA           126 East 6th Street, Cincinnati II (1)          5,800          142        August, 1979

BENIHANA           23611 Chagrin Blvd., Beachwood (1)              10,393         273        May, 1973

OREGON:
BENIHANA           9205 S.W. Cascade Avenue, Beaverton (1)         6,077          200        August, 1986

PENNSYLVANIA
BENIHANA           2100 Greentree Road, Pittsburgh (1)             8,000          234        May, 1971

HARU               241-243 Chestnut Street, Philadelphia (1)       6,000          -0-        Under development

TENNESSEE:
BENIHANA           912 Ridgelake Blvd., Memphis (1)                8,680          233        October, 1979

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)  Lease provides for fixed rent.
(3)  Owned.

Benihana, Haru,                                                    Approx.
RA Sushi or                                                        Square         Interior   Date
Doraku Location       Address                                      Footage        Seating    Opened
---------------       -------                                      -------        -------    ------
TEXAS:
BENIHANA           7775 Banner Drive, Dallas (3)                    8,007         307        January, 1976

BENIHANA           3848 Oak Lawn Avenue, Dallas (1)                 3.998         106        June, 1997

BENIHANA           1318 Louisiana Street, Houston I (2)             6,938         200        May, 1975

BENIHANA           1720 Lake Woodlands Drive, The Woodlands (3)     8,728         203        April, 2002

BENIHANA           5400 Whitehall Street, Irving (2)                8,565         172        May, 2002

BENIHANA           9707 Westheimer Road, Houston II (1)             7,669         274        November, 1977

BENIHANA           2579 Town Center Blvd., Sugar Land (1)           5,000         152        July, 1997

RA SUSHI           Houston1(1)  (Specific address not yet assigned) 5,600         -0-        Under development

UTAH:
BENIHANA           165 S.W. Temple, Bldg. 1, Salt Lake City (1)     7,530         202        April, 1977

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)  Lease provides for fixed rent.
(3)  Owned.

The Company leases approximately 14,100 square feet of space for its general administrative offices in Miami, Florida at an annual rental of $236,000 and 8,000 square feet for a warehouse in Miami, Florida at an annual rental of $39,000. The leases expire May 31, 2013 and October 31, 2005 respectively.

ITEM 3.  LEGAL PROCEEDINGS

On July 2, 2004, Benihana of Tokyo, Inc. ("BOT"), which owns shares representing approximately 43.6% of the votes represented by the Company's outstanding Common Stock, commenced a lawsuit in the Court of Chancery of the State of Delaware against the Company, members of the Company's Board of Directors and BFC Financial Corporation ("BFC"), the purchaser of the Company's Convertible Preferred Stock and discussed below in Note 15. The action, which purports to be brought both individually and derivatively on behalf of the Company, seeks temporary and permanent injunctive relief, monetary damages of $14.2 million for loss of value of the Company's Common Stock and from $9.5 million to $10.8 million for loss of an alleged control premium, and recovery of costs and expenses, in connection with the closing of the $20,000,000 sale of a new class of Series B Preferred Stock of the Company to BFC, a diversified holding company with operations in banking, real estate and other industries. John E. Abdo, a director of the Company, serves as a Vice Chairman, director, and is a significant shareholder of BFC. Among other relief sought, the action seeks rescission of the sale of the Series B Preferred Stock to BFC.

The action alleges that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holdings in the Company. The trial portion of the litigation was completed on November 15, 2004 and a decision is expected in the first quarter of the Company's fiscal year ending in 2006. The Company and its Board of Directors believe that the BFC financing was and is in the Company's best interest and all of its shareholders, that there is no merit to the action brought by BOT, and have and intend to continue to vigorously defend and oppose the action. Based on the above discussion, the Company has not recorded a liability for this lawsuit, but legal expenses are being incurred to defend the Company and members of the Board of Directors. Such legal expenses amounted to $2,100,000 or $0.13 per diluted share for the fiscal year ended March 27, 2005. There can be no assurance that an adverse outcome of the litigation will not have a material adverse effect on the Company and its financial position.

The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The information required by this Item is incorporated herein by reference to Page 36 of the Company's 2005 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to Page 1 of the Company's 2005 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to Pages 4 through 13 of the Company's 2005 Annual Report to Shareholders.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information required by this Item is incorporated herein by reference to Pages 11 through 13of the Company's 2005 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to Pages 14through 33 of the Company's 2005 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9.A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed in our internal controls over financial reporting and consequently our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report in timely alerting them as to material information relating to our Company (including our consolidated subsidiaries) required to be included in this Annual Report.

The material weakness in our internal control over financial reporting as of March 27, 2005 related to the fact that as a smaller public company, Benihana Inc. had an insufficient number of personnel with clearly delineated and fully documented responsibilities and with the appropriate level of accounting expertise and insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review such conclusions as to the application of generally accepted accounting principles. The lack of a sufficient number of personnel is not a sustainable model for an internal control structure designed for external reporting purposes. Among the factors management considered in determining whether a material weakness existed was the restatement of its previously issued financial statements for the classification of bank indebtedness between long-term and short-term liabilities as a result of having a misunderstanding that a verbal waiver of a loan covenant from its lender was insufficient to provide an accounting basis to classify the debt as long-term and for issues regarding its lease accounting. For these reasons, management has determined that a material weakness in the effectiveness of the Company's internal controls over financial reporting existed as of March 27, 2005. For more information, please refer to MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING included in this Annual Report.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent public accounting firm, are included in our Annual Report under the headings MANAGEMENTS' REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING and REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING, respectively, and are incorporated by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - MANAGEMENT'S REMEDIATION OF THE MATERIAL WEAKNESS

Since March 27, 2005, to remediate this identified material weakness, management has hired a controller who has an appropriate level of accounting experience and education and who was, immediately prior to his employment with the Company, the director of a major restaurant company's financial reporting process. The Company has engaged a registered public accounting firm to consult on matters involving complex or emerging accounting issues. Benihana Inc. will continue to utilize, as necessary, the assistance of outside accounting experts when encountering technically complex accounting issues. We believe that reliance on such expert advice is a customary and acceptable part of maintaining sound internal controls over financial reporting and will continue to utilize such advice as part of our internal control procedures when considering unusual issues for which the proper accounting treatment must be determined in accordance with generally accepted accounting principles. Documentation to clearly delineate financial reporting responsibilities and procedures is being prepared. The expenses associated with such remediation are not expected to be material.

ITEM 9.B. OTHER INFORMATION

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information appearing under the caption "Election of Directors" on Pages 7 through 10 of the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

The following is the information required by Section D of this Item:


         EQUITY COMPENSATION PLAN INFORMATION

                                                                                       Number of securities
                                                                                       remaining available
                              Number of securities to       Weighted average           for future issuance
                              be issued upon exercise       exercise price of          under equity compensation
                              of outstanding options        outstanding options        plans (excluding securities
Plan Category                 warrants and rights           warrants and rights        reflected in column (a))
-------------                 -------------------           -------------------        ------------------------
                                      (a)                           (b)                          (c)
Equity compensation
plans approved by                    1,688,032                        $11.23                  1,101,493
security holders
Equity compensation
plans not approved by                   22,825                          8.86                        -0-
security holders

Total                                1,710,855                         11.20                  1,101,493

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

                The following consolidated financial statements of the Company and its subsidiaries, which are set forth on Pages 14 through 33 of the Company's 2005 Annual Report to Shareholders included herein as Exhibit 13, are incorporated herein by reference as part of this report.

                Consolidated Balance Sheets as of March 27, 2005 and March 28, 2004.

                Consolidated Statements of Earnings for the years ended March 27, 2005, March 28, 2004 and March 30, 2003.

                Consolidated Statements of Stockholders' Equity for the years ended March 27, 2005, March 28, 2004 and March 30, 2003.

                Consolidated Statements of Cash Flows for the years ended March 27, 2005, March 28, 2004 and March 30, 2003.

                Notes to Consolidated Financial Statements.

                Report of Independent Registered Public Accounting Firm on consolidated Financial Statements.

                Management's Report on Internal Audit Over Financial Reporting.

                Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

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

                10.07 2003 Directors' Stock Option plan. Incorporated by reference to Exhibit A to Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held on August 21, 2003.

                10.08 Restated Credit Agreement dated December 3, 2002 (the "Credit Agreement") by and among Benihana Inc., the Guarantors (as listed and defined therein), and Wachovia Bank, National Association, as Agent and Lender. Incorporated by reference to Exhibit 10.09 of the 2003 10-K.

                10.09 Second Amendment to Credit Agreement dated November 19, 2004. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 2, 2005.

                10.10 Third Amendment to Credit Agreement dated November 23, 2004. Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 2, 2005.

                10.11 Fourth Amendment to Credit Agreement dated January 20, 2005. Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 2, 2005.

                10.12   Fifth Amendment to Credit Agreement dated May 12, 2005.

                10.13 Stockholders Agreement dated as of December 6, 1999 by and among Haru Holding Corp., BNC, Mei Ping Matsumura and the Estate of Arthur Cutler. Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-2, Registration Number 333-68946.

                10.14 Benihana Incentive Compensation Plan. Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

                10.15 Employment Agreement dated April 1, 2001 between Joel A. Schwartz and the Company. Incorporated by reference to
                        Exhibit 10.07 of the 2001 10-K.

                10.16 Employment Agreement dated April 1, 2001 between Taka Yoshimoto and the Company. Incorporated by reference to
                        Exhibit 10.12 of the 2001 10-K.

                10.17 Employment Agreement dated September 1, 2003 between Kevin Aoki and the Company. Incorporated by reference to
                        Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly year ended October 12, 2003.

                10.18 Employment Agreement dated September 1, 2003 between Juan C. Garcia and the Company. Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly year ended October 12, 2003.

                10.19   Consulting Agreement dated April 1, 2001 between Rocky
                        H. Aoki and the Company. Incorporated by reference to
                        Exhibit 10.23 of the 2001 10-K.

                10.20 Employment Agreement dated September 1, 2005 between Michael R. Burris and the Company. Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 12, 2003.

                10.21 Amendment No. 1 dated May 27, 2004 to Employment Agreement dated April 1, 2001 between Joel A. Schwartz and the Company Incorporated by reference to Exhibit
                        10.18 to the 2004 10-K.

                10.22 Preferred Stock Purchase Agreement between Benihana Inc. and BFC Financial Corporation dated June 8, 2004. Incorporated by reference to Exhibit 10.19 of the 2004 10-K

                13.01 Portions of Annual Report to Stockholders for the year ended March 27, 2005.

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

Date:  June 24, 2005                            BENIHANA INC.

By:  /s/ Joel A. Schwartz
-----------------------------
Joel A. Schwartz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                         TITLE                            DATE
---------                         -----                            ----

/s/ Joel A. Schwartz              President and                    June 24, 2005
-----------------------------     Director (Principal
Joel A. Schwartz                  Executive Officer)


/s/ Taka Yoshimoto                Executive Vice President -       June 24, 2005
-----------------------------     Restaurant Operations
Taka Yoshimoto                    and Director


/s/ Michael R. Burris             Senior Vice President of         June 24, 2005
-----------------------------     Finance and Treasurer -
Michael R. Burris                 Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

/s/ Kevin Y. Aoki                 Vice President -                 June 24, 2005
-----------------------------     Marketing and Director
Kevin Y. Aoki


/s/ Juan C. Garcia                Vice President - Controller      June 24, 2005
-----------------------------
Juan C. Garcia


/s/ Darwin C. Dornbush            Secretary and Director           June 24, 2005
-----------------------------
Darwin C. Dornbush


/s/ John E. Abdo                  Director                         June 24, 2005
-----------------------------
John E. Abdo


/s/ Norman Becker                 Director                         June 24, 2005
-----------------------------
Norman Becker


/s/ Max Pine                      Director                         June 24, 2005
-----------------------------
Max Pine


/s/ Robert B. Sturges             Director                         June 24, 2005
-----------------------------
Robert B. Sturges


/s/ Lewis Jaffe                   Director                         June 24, 2005
-----------------------------
Lewis Jaffe