Form 10-K/A
period 2005-03-27
BENIHANA INC
filed 2005-07-25
CIK 935226

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

                           Commission File No. 0-26396

                                  Benihana Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)

                  Delaware                            65-0538630
                  --------                            ----------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)

 8685 Northwest 53rd Terrace, Miami, Florida             33166
 -------------------------------------------------------------
  (Address of principal executive offices)             (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [X] No [ ]

As of June 7, 2005, 2,956,479 shares of Common Stock and 6,288,225 shares of Class A Common Stock were outstanding. As of October 10, 2004, the last day of our second fiscal quarter, the aggregate market value of common equity held by non-affiliates was $93,485,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

None

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 27, 2005, which was filed on June 24, 2005, to include Items 10, 11,12, 13, 14 and 15.


                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Below is a list of the names and ages of all directors and executive officers of the Corporation as of July 1, 2005, indicating their position with the Corporation and the principal occupation during the past five years.

DARWIN C. DORNBUSH
Director since 1995
Class I Director, Secretary
Age 75

Mr. Dornbush is currently and has been for more than the past five years a partner in the law firm of Dornbush Schaeffer Strongin & Weinstein, LLP. He has served as the Secretary of the Corporation and its predecessor since 1983, and has been a Director since 1995. During 2005, Mr. Dornbush resigned his positions as Secretary and director of our principal stockholder, Benihana of Tokyo. He had served as Secretary and a director of, Benihana of Tokyo, since 1980. Mr. Dornbush is also a director and Secretary of Cantel Medical Corp., a healthcare company, and a director of Levitt Corporation, a real estate development company.

MAX PINE
Director since 2001
Class I Director
Age 71

In April 2001, after seven years with Patricof & Co. and BNY Capital Markets, Mr. Pine launched Aries Associates, to concentrate exclusively on advising restaurant industry CEOs, and doing due diligence projects for financial investors. Prior to 1994, he was employed by Restaurant Associates Corp., a NYC-based diversified full-service restaurant company, for 25 years, and served as Chief Executive Officer from 1988 to 1994. Mr. Pine also serves as a director of Uno Chicago Grill, Inc.

TAKA YOSHIMOTO
Director since 1990
Class I Director, Executive Vice President - Operations
Age 59

Mr. Yoshimoto has served as Executive Vice President of the Corporation and its predecessor since 1989 and as the Director of Operations from 1985 until 1989.

JOHN E. ABDO
Director since 1990
Class II Director
Age 62

John E. Abdo has been principally employed as the Vice Chairman of BankAtlantic Bancorp, Inc. since April 1987 and Chairman of the Executive Committee of BankAtlantic since October 1985. He has been a director of BFC Financial Corporation since 1988 and Vice Chairman of the Board of BFC Financial Corporation since 1993. He has been a director and Vice Chairman of the Board of BankAtlantic Bancorp, Inc. since 1994, director of BankAtlantic Bancorp, Inc. since 1984 and President of Levitt Corporation (f/k/a BankAtlantic Development Corporation), a wholly owned subsidiary of BankAtlantic Bancorp, Inc., since 1985. He is President and Chief Executive Officer of Abdo Companies, Inc., a real estate development, construction and real estate brokerage firm, for more than five years. He is also a director and Vice Chairman of Bluegreen Corporation.

NORMAN BECKER
Director since 1997
Class II Director
Age 67

Mr. Becker since 1985 has been self-employed in the practice of public accounting. Prior thereto, Mr. Becker was a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP for a period in excess of 10 years. Mr. Becker is also a director of Bluegreen Corporation.

ROBERT B. STURGES
Director since 2003
Class II Director
Age 58

Robert B. Sturges has been a partner since 2002 with Continental Hospitality Holdings, a hospitality company which provides development, technical and operational services to the hotel and resort industry. Mr. Sturges is a partner of the Miami Heat Basketball Organization. From 1994 to 2001, Mr. Sturges was President of the Gaming Division and a Director of Carnival Resort and Casino Inc. which developed, owned and managed resorts, hotels and casinos.

JOEL A. SCHWARTZ
Director since 1982
Class III Director, President and Chief Executive Officer
Age 64

Mr. Schwartz has been President and a Director of the Corporation and its predecessor since 1982 and has served as Chief Executive Officer since 1998.

KEVIN Y. AOKI
Director since 1998
Class III Director, Vice President-Marketing
Age 37

Mr. Aoki has served as Vice President-Marketing and a Director of the Corporation since 1998. For two years prior thereto, he served as General Manager of Benihana of Tokyo, the originator of the Benihana concept and a principal shareholder of the Corporation (see "Security Ownership of Certain Beneficial Owners and Management"). From 1993 through 1996, Mr. Aoki served as Unit Manager for the Corporation's Chicago and Dallas restaurants and as Manager of Sales for the Corporation's New York region. Mr. Aoki is the son of Rocky H. Aoki, the founder of Benihana.

Lewis Jaffe
Director since 2004
Class III
Age 48

Mr. Jaffe has served as President and Chief Operating Officer of Verso Technologies since November 3, 2004. From August 2002 to November 2004, Mr. Jaffe was a self-employed public speaker and consultant. From April 2002 until August 2002, Mr. Jaffe served as the interim President of Glowpoint, Inc., a publicly-traded video products and services company. From July 2000 to July 2003, Mr. Jaffe served as an independent consultant to Glowpoint, Inc. From June 2000 to March 2002, Mr. Jaffe served as President and Chief Operating Officer of PictureTel Corporation, a publicly-traded videoconferencing company. From September 1998 to June 2000, Mr. Jaffe served as a managing director in the Boston office of Arthur Andersen LLP in its global finance practice. From January 1997 to March 1998, Mr. Jaffe served as President of C Systems, LLC, a designer and manufacturer of mobile military shelters, housing, communication, radar and missile launch systems. Mr. Jaffe served as a member of the Board of Directors for Glowpoint, Inc. from September 2001 to July 2003, the Board of Directors of Media 100 Inc. from June 2003 through November 2004 and the Turnaround Management Association of New England from September 1999 through November 2004. He currently is on the Board of ACT Teleconferencing, Inc., a public company, as well as two private companies: Travizon Inc. and Pixion, Inc.

MICHAEL R. BURRIS
Senior Vice President - Finance and Treasurer
Age 55

Mr. Burris has served as Senior Vice President - Finance and Chief Financial Officer of the Corporation since 1999. He was appointed Vice President- Finance and Treasurer effective 1995. Prior to his appointment with the Corporation, Mr. Burris was a partner with Deloitte & Touche LLP.

JUAN C. GARCIA
Senior Vice President - Chief Operating Administrative Officer
Age 41

Mr. Garcia was appointed Senior Vice President - Chief Operating Administrative Officer during 2005. Prior thereto, Mr. Garcia had been appointed as Vice President-Controller effective in 1999. He served as Controller of the Corporation and its predecessor since 1994. Previously, Mr. Garcia served as Assistant Controller.

No director or executive officer of the Corporation has any family relationship to any other director or executive officer.

For the fiscal year ended March 27, 2005, the Audit Committee consisted of Norman Becker (the Chairman), Lewis Jaffe and Robert B. Sturges, all of whom have been determined by the Board of Directors to be independent (as independence is defined in Rule 4200(a)(15) under the current National Association of Securities Dealers, Inc. listing standards). In May 2004, the Board of Directors adopted the revised Audit Committee Charter, a copy of which is attached as Exhibit 10.20 to the Annual Report on Form 10-K/A for the fiscal year ended March 28, 2004. The Board has determined that Norman Becker qualifies as an "audit committee financial expert" as defined by Item 401(h)(2) of Regulation S-K promulgated by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

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

CODE OF ETHICS

We have adopted a written code of business conduct and ethics that applies to our Chief Executive Officer, Chief Financial Officer and all of our officers and directors and can be found on our website, which is located at WWW.BENIHANA.COM. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of business conduct and ethics on our website.

Item 11.  EXECUTIVE COMPENSATION

           The following table sets forth, for the fiscal years ended March 27, 2005, March 28, 2004 and March 30, 2003, compensation paid to the Chief Executive Officer and to the other executive officers who received more than $100,000 in salary and bonus during fiscal year 2005, including salary, bonuses, stock options and certain other compensation:


                                  SUMMARY COMPENSATION TABLE
                                  --------------------------


                                        ANNUAL COMPENSATION                 LONG-TERM COMPENSATION(1)
                                                                            -------------------------
NAME AND PRINCIPAL POSITION       YEAR         SALARY      BONUS(2)       SECURITIES UNDERLYING OPTIONS
---------------------------       ----         ------      --------       -----------------------------
                                                 $            $                         #
Joel A. Schwartz, President       2005           343,132      18,667                    -
And Chief Executive               2004           339,195      57,334                    -
Officer(3)                        2003           323,077      78,000                  57,500

Taka Yoshimoto, Executive         2005           182,651      12,667                    -
Vice President (4)                2004           186,135      39,334                    -
                                  2003           180,624      49,000                  46,000

Michael R. Burris, Senior         2005           162,134      31,667                    -
Vice President- Finance           2004           156,765      36,000                    -
And Treasurer(5)                  2003           153,740      45,333                  40,250

Kevin Y. Aoki, Vice               2005           140,144       9,333                    -
President - Marketing (6)         2004           137,554      28,666                    -
                                  2003           131,923      34,000                  34,500

Juan C. Garcia, Senior Vice       2005           121,635      28,000                    -
President - Chief Operating       2004           116,503      28,666                    -
Administrative Officer(7)         2003           111,058      36,667                  34,500

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

(3) Joel A. Schwartz, President and Chief Executive Officer, is employed on a full-time basis at an annual salary of $300,000, pursuant to the terms of an employment agreement entered into effective April 1, 2001 and amended on May 27, 2004. The agreement expires March 31, 2009. The agreement provides for annual salary increases based on cost-of-living adjustments and bonuses and additional salary increases as may be determined by the Board from time to time. The agreement provides that Mr. Schwartz may resign following a change of control and receive a severance payment, which could be equal to his salary over the unexpired term of the agreement and five additional years. The agreement also provides for additional severance payments which could equal five year's salary if Mr. Schwartz' employment terminates for failure to renew his agreement. Mr. Schwartz is prohibited from competing with the Corporation for a period of one year after any termination of his employment.

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

(7) Pursuant to the terms of an Employment Agreement entered into as of September 1, 2003. Mr. Garcia, Senior Vice President - Chief Operating Administrative Officer, is employed at an annual salary of $115,000. The agreement expires August 31, 2006. Mr. Garcia is prohibited from competing with the Corporation for a period of one year following certain terminations of employment.

STOCK OPTIONS

        We maintain employee stock option plans adopted in 1996, 1997 and 2000 and various directors stock option plans. The employee plans make available for stock option grants a total of 2,550,000 shares(1) of Class A Stock. Of these amounts, we have granted options to purchase 1,716,007 shares(1) of Class A Stock; options to 833,993 shares of Class A Stock are available for future grants.

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

-----------------------------------------------------
(1) Adjusted to reflect the 15% Stock Dividend effective August 12, 2002.

OPTIONS GRANTED IN FISCAL 2005

No options were granted in Fiscal 2005 with respect to the individuals set forth in the Summary Compensation Table.

AGGREGATE OPTION EXERCISE IN FISCAL 2005 AND FISCAL YEAR END OPTION VALUES

The following information is furnished for the fiscal year ended March 27, 2005 for stock option exercises during such fiscal year and the value realized upon exercise by the individuals set forth in the Summary Compensation Table during the fiscal year ended March 27, 2005 and the value of outstanding options held by such executive officers as of March 27, 2005.

                                                           NUMBER OF UNEXERCISED OPTIONS      VALUE OF UNEXERCISED IN THE
                                                                   AT 03/27/05                 MONEY OPTIONS AT 03/27/05
                                                     ----------------------------------------------------------------------
                         SHARES ACQUIRED      VALUE                            NON-                               NON-
         NAME              ON EXERCISE       REALIZED      EXERCISABLE      EXERCISABLE      EXERCISABLE       EXERCISABLE
---------------------------------------------------------------------------------------------------------------------------
                                #                $              #                #                $                 $
CLASS A STOCK:
Joel A. Schwartz                   -0-             -0-       402,500            -0-           2,363,088            -0-
Taka Yoshimoto                     -0-             -0-       195,500            -0-             962,720            -0-
Michael R. Burris                  -0-             -0-       235,750            -0-           1,458,443            -0-
Kevin Y. Aoki                   20,000         132,130        77,750            -0-             252,845            -0-
Juan C. Garcia                     -0-             -0-       120,750            -0-             551,893            -0-

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

ADMINISTRATIVE INCENTIVE COMPENSATION PLAN. Under the Administrative Incentive Compensation Plan, awards are allocated to headquarters employees, including executive officers, if we exceed annual targeted returns on equity as determined by the Compensation and Stock Option Committee. The purpose of the plan is to align the interests of management and our stockholders by providing incentives, which are directly related to identified operating objectives, to our officers and administrative employees upon whose judgment, initiative and efforts we largely depend for the successful conduct of our business. Awards are made by the Compensation and Stock Option Committee of the Board of Directors and the senior management out of a bonus pool which is a predetermined percentage of the amount by which our Net Income After Taxes exceeds the amount required for the annual targeted return on equity for such year. Pursuant to the Plan, the Compensation and Stock Option Committee retains the discretion to award bonuses notwithstanding the failure of the Corporation to achieve preset target for a fiscal year; in fiscal 2005, 2004 and 2003 the Corporation exercised such discretion in awarding bonuses. For awards in excess of $1,000, one-third of the amount awarded is paid immediately to the employee and the remaining two-thirds is payable ratably over the succeeding two years. Amounts allocated under the plan may be taken in cash or deferred in a non-qualified deferred compensation plan. Participants also have the option of electing to take awards in our Class A Stock valued at a price equal to 85% of its average closing price for the period immediately preceding the making of the award. The amount of award for any individual is capped at 50% of the employee's eligible salary, which is defined as the amount of ordinary salary less 40% of the FICA salary base.

For the purposes of this plan, the return on equity is computed by dividing after tax income (computed before allocations to the Incentive Compensation
Plan) by the amount of stockholders' equity as of the beginning of the year. The target rate of return on equity, which is approved annually by the Compensation and Stock Option Committee was 15% for the fiscal year ended March 27, 2005, which rate represented a Net Income After Tax of $7,869,000. During fiscal year 2005, amounts were paid with respect to performance awards granted in 2004 and 2003. For the fiscal year ended March 27, 2005, $75,000 was accrued under the plan for payment of bonuses to employees, including executive officers.

PERFORMANCE GRAPH

Comparison of five-year cumulative total return among Benihana Inc., the NASDAQ stock market-US index and the SIC Code Index.

                               FISCAL YEAR ENDING

COMPANY                                 2000       2001       2002       2003       2004       2005
-------                                 ----       ----       ----       ----       ----       ----
Benihana Inc.                          100.00      82.76     139.48      81.49     132.78     116.53
SIC Code Index                         100.00      89.07     112.14      79.07     126.59     139.64
NASDAQ Market Index - U.S. 100.00      100.00      41.24      40.61      29.45      45.39      45.79

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation and Stock Option Committee served as an officer or employee of the Corporation or had any relationship with the Corporation requiring disclosure under the heading "Certain Relationships and Related Transactions," in Item 13 except for Darwin C. Dornbush, who serves as our Secretary and John E. Abdo, who serves as our director.

REPORT ON EXECUTIVE COMPENSATION BY THE COMPENSATION AND STOCK OPTION COMMITTEE

COMPENSATION POLICY. The Compensation and Stock Option Committee is responsible for setting and administering the policies, which govern annual executive salaries, raises and bonuses. The Committee is responsible for administering our Employee Stock Option Plans. The Compensation and Stock Option Committee consists of John E. Abdo, Robert B. Sturges and Norman Becker, each of whom is a non-employee member of the Board of Directors.

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

PERFORMANCE AND CHIEF EXECUTIVE OFFICER COMPENSATION. Executive compensation for the fiscal year ended March 27, 2005 consisted of base salary and bonus. The Compensation and Stock Option Committee met from time to time during such fiscal year. All salary compensation paid to the Chief Executive Officer and to our other executive officers during the fiscal year ended March 27, 2005 was in accordance with the terms of written employment agreements with such officers.

In addition, each of the executive officers received awards during the fiscal year ended March 27, 2005 under our Administrative Incentive Compensation Plan. Under this plan, the aggregate amount available for awards to all executive officers is determined by a formula based on the amount by which return on stockholder's equity exceeds preset targets; allocation of this amount among the Chief Executive Officer and the other executive officers is made by the Compensation and Stock Option based upon the level of management responsibility of the various executive officers and the relative contributions of each to the long-term success and increase in profitability. Each of these factors was equally considered.

Under the terms of this plan the Compensation and Stock Option Committee reserves the discretion to award bonuses notwithstanding the failure of the Corporation to achieve the preset target.

Compensation and Stock Option Committee
John E. Abdo, Chairman
Robert B. Sturges
Norman Becker

DIRECTORS' COMPENSATION. During the fiscal year ended March 27, 2005, non-employee directors received directors' fees of $12,000 a year plus $1,000 for each meeting attended and also for each committee meeting attended. All directors are reimbursed for expenses incurred on behalf of the Corporation.

In addition, each director who is not an employee participates in the existing 2003 Directors' Stock Option Plan. Under this plan, options to purchase 10,000 shares of Class A Stock are automatically granted annually to such non-employee director on the date of our Annual Meeting of Stockholders. Previous to the 2003 Directors' Stock Option Plan, the Corporation had a Directors' Stock Option Plan (Directors' Plan) and a Directors' Class A Stock Option Plan (Directors' Class A
Plan). Under the Directors' Plan, 2,500 shares of Common Stock were granted in each year from 1994 thru 1997, and options to purchase 10,000 shares of Class A Stock were granted in 1998 thru 20021 under the Directors' Class A Plan. Each option granted under the Director's Plan from 1994 through 1997 has an exercise price equal to the fair market value of the Common Stock on the date of grant; each option granted in 1998 and thereafter has an exercise price equal to the fair market value of the Class A Stock on the date of grant. Each option granted under the Directors' Plan and the Directors' Class A Plan is for a term of 10 years and becomes exercisable as to one-third of the number of shares covered thereby on the date of grant, one-third on each of the first two anniversaries of the date of grant. Options granted under the 2003 Directors' Plan are exercisable ratably as to one-third of the shares on the date which is six months after the date of grant, one-third of the shares on the first anniversary of the grant of such option and as to the balance of such shares on the second anniversary of grant of such option. The 2003 Directors' Stock Option Plan authorizes the grant of options to purchase 300,000 shares of Class A Common Stock. The Directors' Plan authorizes the grant of options to purchase an aggregate of 35,000 shares of Common Stock and the Directors' Class A Plan authorizes the grant of options to purchase 200,000 shares2 of Class A Stock. As of March 27, 2005, options to purchase an aggregate of 17,500 shares2 Common Stock, have been granted under the Directors' Plan and options to purchase an aggregate of 200,000 and 120,000 shares of Class A Stock have been granted under the Directors' Class A Plan and the 2003 Directors' Stock Option Plan, respectively.

--------------------------------------------------------------------------------
1 Options granted prior to August, 2002 received a 15% stock dividend payable in options to purchase.
2 Adjusted to reflect the 15% stock dividend effective August 12, 2002



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following is information relating to the beneficial ownership of our Common Stock and Class A Stock by all persons we know who own beneficially more than 5% of our Common Stock or Class A Common Stock outstanding on July 1, 2005 and by all of our executive officers and directors. As of July 1, 2005, there were 2,926,479 shares of Common Stock and 6,346,975 shares of Class A Common Stock outstanding. Except as otherwise noted, the named person owns directly and exercises sole voting power and investment discretion over the shares listed as beneficially owned.

                                                          COMMON STOCK


NAME (AND ADDRESS IF APPLICABLE) OF                POSITION WITH           AMOUNT AND NATURE OF             PERCENT
BENEFICIAL OWNERS, OFFICERS AND DIRECTORS          THE CORPORATION         BENEFICIAL OWNERSHIP(1)(6)       OF CLASS
-----------------------------------------          ---------------         --------------------------       --------
Benihana of Tokyo, Inc.(2)                         Stockholder                       1,535,668               44.5%
232 East 63rd Street
New York, New York 10021

Kyle Aoki                                          Stockholder                    1,535,668(2)               44.5%

Grace Aoki                                         Stockholder                    1,535,668(2)               44.5%

BFC Financial Corporation(3)                       Stockholder                         526,315               15.2%
1750 East Sunrise Boulevard
Ft. Lauderdale, Florida 33304

FMR Corp. (4)                                      Stockholder                         373,300               10.8%
82 Devonshire Street
Boston, MA 02109

Springhouse Capital, LP (4)                        Stockholder                         272,000                7.9%
520 Madison Avenue, 35th Floor
New York, New York 10022

Darwin C. Dornbush                                 Secretary/Director             1,546,168(2)               44.6%

Kevin Y. Aoki                                      Vice President -               1,536,218(2)               44.5%
                                                   Marketing/Director

Joel A. Schwartz                                   President and                     38,333(5)                1.1%
                                                   Chief Executive
                                                   Officer/Director

Taka Yoshimoto                                     Executive Vice                       25,500                   *
                                                   President - Restaurant
                                                   Operations/Director

Michael R. Burris                                  Senior Vice President -              23,500                   *
                                                   Finance and Treasurer

John E. Abdo                                       Director                             20,000                   *

Norman Becker                                      Director                              2,500                   *

All 11 directors and officers as a group                                             1,656,551               47.7%


NAME (AND ADDRESS IF APPLICABLE) OF              POSITION WITH           AMOUNT AND NATURE OF             PERCENT
BENEFICIAL OWNERS, OFFICERS AND DIRECTORS        THE CORPORATION         BENEFICIAL OWNERSHIP(7)          OF CLASS
-----------------------------------------        ---------------         -----------------------          --------
Springhouse Capital, LP (4)                      Stockholder                        836,114                13.2%
520 Madison Avenue, 35th Floor
New York, New York 10022

FMR Corp. (4)                                    Stockholder                        562,225                 8.9%
82 Devonshire Street
Boston, MA 02109

David M. Knott(4)                                Stockholder                        474,560                 7.5%
485 Underhill Boulevard, Ste. 205
Syosset, New York 11791

Dalton, Grierner, Hartman,                       Stockholder                        445,494                 7.0%
Maher & Co. (4)
565 Fifth Avenue, Suite 2101
New York, NY 10017

Connors Investor Services, Inc. (4)              Stockholder                        408,675                 6.4%
1210 Broadcasting Road
Wyomissing, PA 19610

Joel A. Schwartz                                 President and Chief                408,249                 6.0%
                                                 Executive
                                                 Officer/Director

Michael R. Burris(8)                             Senior Vice President -            241,737                 3.7%
                                                 Finance and Treasurer

Taka Yoshimoto                                   Executive Vice                     208,150                 3.2%
                                                 President- Restaurant
                                                 Operations/Director

Juan C. Garcia                                   Senior Vice President              120,750                 1.9%
                                                 - Chief Operating
                                                 Administrative Officer

Kevin Y. Aoki                                    Vice President -                    94,850                 1.5%
                                                 Marketing/Director

Norman Becker                                    Director                            76,034                 1.2%

John E. Abdo                                     Director                            72,334                 1.1%

Darwin C. Dornbush                               Secretary/Director                  60,559                    *

Max Pine                                         Director                            34,834                    *

Robert B. Sturges                                Director                            18,334                    *

Lewis Jaffe                                      Director                             3,334                    *

All 11 directors and officers as a group                                          1,339,165                17.7%

*less than 1%


NOTES

(1) Beneficial ownership in this table includes the following shares of Common Stock which may be purchased by exercise of presently exercisable options: Mr. Abdo - 5,000 shares; Mr. Becker - 2,500 shares; Mr. Dornbush - 10,500 shares; all officers and directors as a group - 18,000 shares. For purposes of the beneficial ownership and the percentage ownership of each person, the shares of common stock, which BFC Financial Corporation would own upon conversion of the Convertible Preferred Stock, of the Corporation are considered outstanding.

(2) All of the issued and outstanding capital stock of Benihana of Tokyo, Inc. (the "Benihana of Tokyo Stock") is owned by a trust of which Kevin Y. Aoki, Kyle Aoki, Kevin Aoki's brother, Grace Aoki, Kevin Aoki's sister, and Darwin C. Dornbush are the named trustees. By reason of such positions, such individuals may be deemed to share beneficial ownership of the Benihana of Tokyo Stock and the shares of our stock owned by Benihana of Tokyo. Darwin C. Dornbush has tendered his resignation as a trustee subject to the performance of an accounting.

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

(7) Beneficial ownership on this table includes the following shares of Class A Stock which may be purchased by exercise of options which are presently exercisable or which will become exercisable within 60 days: Mr. Schwartz - 402,500 shares; Mr. Yoshimoto 195,500 shares; Mr. Aoki - 77,750 shares; Mr. Burris - 172,500 shares; Mr. Garcia - 120,750 shares; Mr. Abdo - 70,084 shares; Mr. Becker - 75,459 shares; Mr. Dornbush - 59,409 shares; Mr. Pine - 34,834 shares; Mr. Sturges - 18,334 shares; Mr. Jaffe - 3,334 shares; all officers and directors as a group - 1,230,454 shares.

(8) Includes 1,150 shares owned by Mr. Burris' wife, as to which shares Mr. Burris disclaims beneficial ownership.


Equity Compensation Plan Information


                                          Number of securities to       Weighted average
                                          be issued upon exercise      exercise price of        Number of securities
                                          of outstanding options,     outstanding options,    remaining available for
             Plan category                  warrants and rights       warrants and rights         future issuance
----------------------------------------- ------------------------- ------------------------- -------------------------
Equity compensation plans approved by
security holders                                   1,688,030                $   11.23                 1,031,493

Equity compensation plans not approved
by security holders                                   22,825                     8.86                         -
                                          ------------------------- ------------------------- -------------------------

Total                                              1,710,855                $   11.20                 1,031,493
                                          ========================= ========================= =========================

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Benihana of Tokyo, Inc. owns shares representing approximately 44.5% of the votes represented by our Common Stock, which class elects 75% of the directors and, therefore, Benihana of Tokyo, Inc. is able as a practical matter to control the Corporation through the election of a majority of its directors.

On July 2, 2004, Benihana of Tokyo, Inc. commenced a lawsuit in the Court of Chancery of the State of Delaware against the Company, members of the Company's Board of Directors and BFC Financial Corporation ("BFC"), the purchaser of the Company's Convertible Preferred Stock. The action, which purports to be brought both individually and derivatively on behalf of the Company, seeks temporary and permanent injunctive relief, monetary damages of approximately $14.2 million for loss of value of the Company's Common Stock and from approximately $9.5 million to $10.8 million for loss of an alleged control premium, and recovery of costs and expenses, in connection with the closing of the $20,000,000 sale of a new class of Series B Preferred Stock of the Company to BFC, a diversified holding company with operations in banking, real estate and other industries. John E. Abdo, a director of the Company, serves as Vice Chairman, director, and is a significant shareholder of BFC. Among other relief sought, the action seeks rescission of the sale of the Series B Preferred Stock to BFC.

The action alleges that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by Benihana of Tokyo, Inc's Common Stock holdings in the Company. The trial portion of the litigation was completed on November 15, 2004 and a decision is expected in the first half of the Company's fiscal year ending in 2006. The Company and its Board of Directors believe that the BFC financing was and is in the Company's best interest and all of its shareholders, that there is no merit to the action brought by Benihana of Tokyo, Inc., and have and intend to continue to vigorously defend and oppose the action. Based on the above discussion, the Company has not recorded a liability for this lawsuit, but legal expenses are being incurred to defend the Company and members of the Board of Directors. Such legal expenses amounted to $2,100,000 for the fiscal year ended March 27, 2005. There can be no assurance that an adverse outcome of the litigation will not have a material adverse effect on the Company and its financial position.

A trust of which Kevin Y. Aoki, Vice President-Marketing and a Director of the Corporation, Grace Aoki, Kevin Y. Aoki's sister, Kyle Aoki, Kevin Y. Aoki's brother and Darwin C. Dornbush, the Secretary and Director of the Corporation, are the trustees, is the owner of the Benihana of Tokyo Stock. Darwin C. Dornbush has tendered his resignation as a trustee subject to the performance of an accounting.

Benihana of Tokyo, Inc. owns a Benihana restaurant in Honolulu, Hawaii (the "Honolulu Restaurant") and all rights to the Benihana name and trade names, service marks and proprietary systems outside the territory served by the Corporation which consists of the United States (except for rights related to the State of Hawaii) and Central and South America and the islands of the Caribbean Sea. We also granted to Benihana of Tokyo, Inc. a perpetual license to operate the Honolulu Restaurant and an exclusive license to own and operate Benihana restaurants in Hawaii. This license is royalty free with respect to any Hawaiian restaurant beneficially owned by Rocky H. Aoki. We have a right of first refusal to purchase any Hawaiian restaurant or any joint venture or sublicensing thereof proposed to be made by Benihana of Tokyo, Inc. with an unaffiliated third party; and, in the event any Hawaiian restaurant is sold, sublicensed or transferred to a third party not affiliated with Rocky H. Aoki, we will be entitled to receive royalties from such restaurant equal to 6% of gross revenues.

Darwin C. Dornbush, our Secretary and a Director, is a partner in Dornbush Schaeffer Strongin & Weinstein, LLP, formerly known as Dornbush Mensch Mandelstam & Schaeffer, LLP, a law firm. In the fiscal year ended March 27, 2005, we paid approximately $692,000 in legal fees and expenses to Dornbush Schaeffer Strongin & Weinstein, LLP.

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Corporation's annual financial statements included in the Corporation's Annual Report on Form 10-K and review of financial statements included in the Corporation's quarterly reports on Form 10-Q for fiscal 2004 and 2005, and fees billed for other services rendered by Deloitte & Touche LLP.

                                2004            2005
                                ----            ----

Audit Fees(1)                 $162,650        $456,650
Audit Related Fees(2)(3)         6,300           6,850
Tax Fees(3)(4)                 121,599         102,401
All Other Fees                     -0-             -0-


(1) The fees consisted of the audit of the Corporation's Consolidated Financial Statements included in the Corporation's Annual Report on Form 10-K and reviews of its interim financial statements included in the Corporation's quarterly reports on Form 10-Q. The significant increase in audit fees in 2005 was driven by additional fees related to the Section 404 internal control reporting.

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

        10.05 Amendments to the Directors' Stock Option Plan. Incorporated by reference to Exhibit B to the 1998 Proxy Statement.

        10.06 2000 Employees' Class A Common Stock Option Plan. Incorporated by reference to Exhibit A to B Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held on August 3, 2000.

        10.07 2003 Directors' Stock Option Plan. Incorporated by reference to Exhibit A to Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held August 21,2003.

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

        10.12 Fifth Amendment to Credit Agreement dated May 12, 2005. Incorporated by reference to Exhibit 10.12 of the 2005 10-K.

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

        10.18 Employment Agreement dated September 1, 2003 between Juan C. Garcia and the Company. Incorporated by reference to Exhibit
                10.3 of the Company's Quarterly Report of Form 10-Q for the quarter ended October 12, 2003.

        10.19 Consulting Agreement dated April 1, 2001 between Rocky H. Aoki and the Company. Incorporated by reference to Exhibit 10.23 of the 2001 10-K.

        10.20 Employment Agreement dated September 1, 2003 between Michael R. Burris and the Company. Incorporated by reference to Exhibit
                10.1 to the Company's Quarterly Report of Form 10-Q for the quarter ended October 12, 2003.

        10.21 Amendment No. 1 dated May 27, 2004 to Employment Agreement dated April 1, 2001 between Joel A. Schwartz and the Company. Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

        10.22 Preferred Stock Purchase Agreement between Benihana Inc. and BFC Financial Corporation dated June 8, 2004. Incorporated by reference to Exhibit 10.19 to the 2004 10-K.

        10.23   Charter of the Audit Committee. Incorporated by reference to
                Exhibit 10.20 to the 2004 10-K/A filed on July 26, 2004.

        13.01 Portions of Annual Report to Stockholders for the year ended March 27, 2005. Incorporated by reference to Exhibit 13.01 to the 2005 10-K.

        23.01 Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. Incorporated by reference to Exhibit 23.01 to the 2005 10-K.

        23.02 Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm. Incorporated by reference to Exhibit 23.02 to the 2005 10-K.

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

Date:     July 25, 2005

BENIHANA INC.

By:      /s/ Joel A. Schwartz
         --------------------------------------
         Joel A. Schwartz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the registrant and in the capacities indicated.


Signature                       Title                           Date

   /s/ Joel A. Schwartz         President and                   July 25, 2005
-----------------------         Director (Principal
    Joel A. Schwartz            Executive Officer)


                                Executive Vice President -      July   , 2005
---------------------           Restaurant Operations
    Taka Yoshimoto              and Director


   /s/ Michael R. Burris        Senior Vice President of        July 25, 2005
------------------------        Finance and Treasurer -
    Michael R. Burris           Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)


   /s/ Kevin Y. Aoki            Vice President -                July 25, 2005
--------------------            Marketing and Director
    Kevin Y. Aoki


   /s/ Juan C. Garcia           Senior Vice President -         July 25, 2005
---------------------           Chief Operating
    Juan C. Garcia              Administrative Officer


   /s/ Darwin C. Dornbush       Secretary and Director          July 25, 2005
-------------------------
    Darwin C. Dornbush


   /s/ John E. Abdo             Director                        July 25, 2005
-------------------
    John E. Abdo


   /s/ Norman Becker            Director                        July 25, 2005
-------------------
    Norman Becker


   /s/ Max Pine                 Director                        July 25, 2005
---------------
    Max Pine


   /s/ Robert B. Sturges        Director                        July 25, 2005
------------------------
    Robert B. Sturges


   /s/ Lewis Jaffe              Director                        July 25, 2005
------------------
    Lewis Jaffe