Form 10-Q
period 2005-07-17
BENIHANA INC
filed 2005-08-25
CIK 935226

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       For the Quarter Ended July 17, 2005

                                       or,

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  BENIHANA INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                               65-0538630
    -------------------------------------------     -----------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        Incorporation or organization)                Identification No.)


    8685 NORTHWEST 53RD TERRACE, MIAMI, FLORIDA             33166
    -------------------------------------------     -----------------------
     (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code:  (305) 593-0770
                                                          -----------------

                                      NONE
    -----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes __X__ No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $.10 par value, 2,921,479 shares outstanding at July 31, 2005

     Class A Common Stock $.10 par value, 6,356,975 shares outstanding at July 31, 2005

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FOUR PERIODS ENDED JULY 17, 2005





TABLE OF CONTENTS
                                                                         PAGE

PART I - Financial Information

          Item 1.  Financial Statements - unaudited

             Condensed Consolidated Balance Sheets (unaudited)
                 at July 17, 2005 and March 27, 2005                     1

             Condensed Consolidated Statements of Earnings
                 (unaudited) for the Four Periods Ended
                 July 17, 2005 and July 18, 2004                         2

             Condensed Consolidated Statement of Stockholders'
                 Equity (unaudited) for the Four Periods Ended
                 July 17, 2005                                           3

             Condensed Consolidated Statements of Cash Flows
                 (unaudited) for the Four Periods Ended
                 July 17, 2005 and July 18, 2004                         4

             Notes to Condensed Consolidated Financial Statements
                 (unaudited)                                             5 - 11

          Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           12 - 17

          Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                             18

          Item 4.  Controls and Procedures                               18 - 19

PART II - Other Information

          Item 1.  Legal Proceedings                                     20

          Item 6.  Exhibits                                              20

          Signature                                                      21

          Certifications                                                 22 - 25


BENIHANA INC. AND SUBSIDIARIES
PART I - Financial Information
ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)                             JULY 17,           March 27,
                                                                                     2005              2005
-----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                   $        6,095    $        3,278
     Receivables                                                                            981               910
     Inventories                                                                          6,930             6,571
     Prepaid expenses deferred income taxes and other current assets                      1,884             2,144
------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     15,890            12,903

Property and equipment, net                                                             109,926           108,132
Goodwill                                                                                 28,131            28,131
Other assets                                                                              5,130             5,088
------------------------------------------------------------------------------------------------------------------
                                                                                 $      159,077    $      154,254
==================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                       $       23,716    $       23,082
     Current maturity of bank debt                                                        3,333             3,333
     Current maturities of obligations under capital leases                                   2                26
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                27,051            26,441

Long-term debt - bank                                                                     5,000             6,667
Deferred obligations under operating leases                                               6,659             6,479
Deferred income tax liability, net                                                          427               156
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        39,137            39,743

Commitments and contingencies (Note 8)

Minority interest                                                                         2,177             1,999
Convertible Preferred Stock - $1.00 par value; authorized - 5,000,000 shares; Series B Mandatory Redeemable Convertible Preferred Stock -
     authorized - 800,000 shares; issued and outstanding - 400,000
     shares with a liquidation preference of $25.00 per share (Note 7)                    9,328             9,305
STOCKHOLDERS' EQUITY:
     Common stock - $.10 par value; convertible into Class A Common stock;
         authorized - 12,000,000 shares; issued and outstanding -
         2,921,479 and 2,975,978 shares, respectively                                       292               298
     Class A Common stock - $.10 par value; authorized - 20,000,000 shares; issued and outstanding - 6,351,975 and 6,198,475
         shares, respectively                                                               635               620
     Additional paid-in capital                                                          52,426            51,528
     Retained earnings                                                                   55,225            50,904
     Treasury stock - 10,828 shares of Common and Class A Common
         stock at cost                                                                    (143)             (143)
------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              108,435           103,207
------------------------------------------------------------------------------------------------------------------
                                                                                 $      159,077    $      154,254
==================================================================================================================
See notes to condensed consolidated financial statements


BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(In thousands, except per share information)

                                                                                       FOUR PERIODS ENDED
                                                                               ----------------------------------
                                                                                   JULY 17,         July 18,
                                                                                     2005             2004
-----------------------------------------------------------------------------------------------------------------
REVENUES
Restaurant sales                                                                 $       73,617    $      64,934
Franchise fees and royalties                                                                448              457
-----------------------------------------------------------------------------------------------------------------
Total revenues                                                                           74,065           65,391
-----------------------------------------------------------------------------------------------------------------


COSTS AND EXPENSES
Cost of food and beverage sales                                                          17,956           17,279
Restaurant operating expenses                                                            42,271           38,283
Restaurant opening costs                                                                    289              254
Marketing, general and administrative expenses                                            6,256            6,331
-----------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                 66,772           62,147
-----------------------------------------------------------------------------------------------------------------

Earnings from operations                                                                  7,293            3,244
Interest expense, net                                                                       117              114
-----------------------------------------------------------------------------------------------------------------

Earnings before income taxes and minority interest                                        7,176            3,130
Income tax provision                                                                      2,500            1,006
-----------------------------------------------------------------------------------------------------------------

Earnings before minority interest                                                         4,676            2,124
Minority interest                                                                           178              212
-----------------------------------------------------------------------------------------------------------------

NET INCOME                                                                       $        4,498    $       1,912
Less:  accretion of issuance costs and preferred stock dividends                            177               26
-----------------------------------------------------------------------------------------------------------------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                                   $        4,321    $       1,886
=================================================================================================================

EARNINGS PER SHARE
Basic earnings per common share                                                  $          .47    $         .21
Diluted earnings per common share                                                $          .44    $         .20
=================================================================================================================

Number of restaurants at end of period                                                       72               70

See notes to condensed consolidated financial statements

BENIHANA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOUR PERIODS ENDED JULY 17, 2005
(UNAUDITED)

(In thousands, except share information)

                                                              Class A   Additional                             Total
                                                   Common     Common      Paid-in    Retained    Treasury   Stockholders'
                                                   Stock       Stock      Capital    Earnings      Stock       Equity
-------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 27, 2005                                $298        $620     $51,528     $50,904      $(143)     $103,207

     Net income                                                                           4,498                    4,498

     Issuance of 96,500 shares of Class A
         common stock under exercise of options                       9         692                                  701

     Issuance of 2,500 shares of common stock
         under exercise of options                        -                      16                                   16

     Conversion of 57,000 shares of common stock
         into 57,000 shares of Class A common
         stock at $.10 par value                         (6)          6                                                -

     Dividends on Series B Preferred Stock                                                (154)                    (154)

     Accretion of issuance costs on Series B
         Preferred Stock                                                                   (23)                     (23)

     Tax benefit from stock options                                             190                                  190

-------------------------------------------------------------------------------------------------------------------------

BALANCE, JULY 17, 2005                                 $292        $635     $52,426     $55,225      $(143)     $108,435
=========================================================================================================================

See notes to condensed consolidated financial statements


BENIHANA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands, except share information)                                                      FOUR PERIODS ENDED
                                                                                      -----------------------------------
                                                                                          JULY 17,          July 18,
                                                                                            2005              2004
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                              $        4,498    $        1,912
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                                                               3,287             2,844
     Minority interest                                                                             178               212
     Deferred income taxes                                                                         156               154
     Issuance of Class A common stock for incentive compensation                                     -                 7
     Loss on disposal of assets                                                                     60               160
     Change in operating assets and liabilities that provided (used) cash:
                  Receivables                                                                     (71)                66
                  Inventories                                                                    (359)             (153)
                  Prepaid expenses and other current assets                                        375               230
                  Other assets                                                                   (206)             (259)
                  Accounts payable and accrued expenses and deferred
                  obligations under operating leases                                               907             1,584
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                        8,825             6,757
-------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Expenditures for property and equipment                                                        (4,977)           (5,389)
-------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                          (4,977)           (5,389)
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases                               (1,691)          (10,593)
Proceeds from issuance of Series B Preferred Stock, net                                              -             9,253
Borrowings under revolving line of credit                                                            -               500
Proceeds from issuance of common stock under exercise of
   stock options                                                                                   717               463
Tax benefit from stock option exercises                                                            190               124
Dividends paid on Series B Preferred stock                                                       (247)             (26)
-------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                          (1,031)             (279)
-------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        2,817             1,089
Cash and cash equivalents, beginning of year                                                     3,278             2,196
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $        6,095    $        3,285
=========================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the four periods:
     Interest                                                                           $          181    $          200
     Income taxes                                                                       $        1,738    $          829
=========================================================================================================================

During the four periods ended July 17, 2005, 57,000 shares of common stock were converted into 57,000 shares of Class A common stock.
During the four periods ended July 18, 2004, 142,000 shares of common stock were converted into 142,000 shares of Class A common stock.

See notes to condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 17, 2005 AND JULY 18, 2004
(UNAUDITED)


1.      GENERAL

        The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the four periods (sixteen weeks) ended July 17, 2005 and July 18, 2004 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 27, 2005 appearing in the Benihana Inc. and Subsidiaries (the "Company") Form 10-K filed with the Securities and Exchange Commission.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 17, 2005 AND JULY 18, 2004
(UNAUDITED)


Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on net income and earnings per share for the four periods ended (in thousands, except per share information):

                                                                   FOUR PERIODS ENDED
                                                            -------------------------------
                                                              JULY 17,           July 18,
                                                                2005               2004
                                                            -------------       -----------
        NET INCOME
             As reported                                          $4,498            $1,912
             Less:  Accretion of issuance costs
                  and preferred stock dividends                      177                26
                                                            -------------       -----------
             Net income attributable to
                  common stockholders                              4,321             1,886
             Add: Stock-based compensation
                  cost included in net income                          -                 7
             Less:  Total stock-based employee
                 compensation expense determined
                 under fair value based method for
                 all awards                                           24               226
                                                            -------------       -----------
             Pro forma income for computation of
                 basic earnings per share                         $4,297            $1,667
             Add:  Accretion of issuance costs
                 and preferred stock dividends                       177                26
                                                            -------------       -----------
             Pro forma income for computation of
                 diluted earnings per common share                $4,474            $1,693
                                                            =============       ===========
      BASIC EARNINGS PER SHARE
             As reported                                          $  .47            $  .21
                                                            =============       ===========
             Pro forma                                            $  .47            $  .18
                                                            =============       ===========
      DILUTED EARNINGS PER SHARE
             As reported                                          $  .44            $  .20
                                                            =============       ===========
             Pro forma                                            $  .43            $  .17
                                                            =============       ===========

3.      INVENTORIES

        Inventories consist of (in thousands):

                                                              JULY 17,           July 18,
                                                                2005               2004
                                                            -------------       -----------

        Food and beverage                                         $3,166            $2,834
        Supplies                                                   3,764             3,737
                                                            -------------       -----------

                                                                  $6,930            $6,571
                                                            =============       ===========

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 17, 2005 AND JULY 18, 2004
(UNAUDITED)


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

        The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock (in thousands):

                                                                              FOUR PERIODS ENDED
                                                                ---------------------------------------------
                                                                    JULY 17,                    July 18,
                                                                      2005                        2004
                                                                -----------------           -----------------
        Net income, as reported                                  $         4,498             $         1,912
        Less:  Accretion of issuance costs and
            preferred stock dividends                                        177                          26
                                                                -----------------           -----------------
        Income for computation of basic
            earnings per common share                                      4,321                       1,886
        Add:  Accretion of issuance costs and
            preferred stock dividends                                        177                          26
                                                                -----------------           -----------------
        Income for computation of diluted
            earnings per common share                            $         4,498             $         1,912
                                                                =================           =================

                                                                              FOUR PERIODS ENDED
                                                                ---------------------------------------------
                                                                    JULY 17,                    July 18,
                                                                      2005                        2004
                                                                -----------------           -----------------
        Weighted average number of
              common shares used in basic
              earnings per share                                           9,224                       9,133
        Effect of dilutive securities:
              Stock options                                                  398                         555
              Series B preferred stock                                       697                          87
                                                                -----------------           -----------------
        Weighted average number of
              common shares and dilutive
              potential common stock used
              in diluted earnings per share                               10,319                       9,775
                                                                =================           =================

During the four periods ended July 17, 2005 and July 18, 2004, stock options to purchase 222,750 and 1,138,000 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share since the effect would be considered antidilutive.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 17, 2005 AND JULY 18, 2004
(UNAUDITED)


5.      RESTAURANT OPERATING EXPENSES

        Restaurant operating expenses consist of the following (in thousands):

                                                      FOUR PERIODS ENDED
                                              ----------------------------------
                                                 JULY 17,           July 18,
                                                   2005               2004
                                              ---------------    ---------------

        Labor and related costs                      $25,294            $23,150
        Restaurant supplies                            1,448              1,249
        Credit card discounts                          1,336              1,153
        Utilities                                      1,772              1,558
        Occupancy costs                                4,384              3,850
        Depreciation and amortization                  3,148              2,782
        Other operating expenses                       4,889              4,541
                                              ---------------    ---------------
        Total restaurant operating expenses          $42,271            $38,283
                                              ===============    ===============

6.      LONG-TERM DEBT

        The Company has borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan as well as a revolving line of credit facility. The line of credit facility allows us to borrow up to $15,000,000 through December 31, 2007. At July 17, 2005, we had a $2,306,000 letter of credit outstanding against such facility in connection with our workers compensation insurance program. Accordingly, at July 17, 2005, we had $12,694,000 available for borrowing. At July 17, 2005, we had $8,333,000 outstanding under the term loan which is payable in quarterly installments of $833,333 until the term loan matures in December 2007. The interest rate at July 17, 2005 of both the line of credit and the term loan was 4.49%. We have the option to pay interest at Wachovia's prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and limit the payment of cash dividends. As of July 17, 2005, the Company was in compliance with all covenants of the Company's credit agreement with Wachovia.

7.      RELATED PARTY TRANSACTION

        On July 1, 2004, the Company received net proceeds of $9,253,000, after transaction costs, representing the funding of the first tranche of its sale of $20,000,000 aggregate principal amount of Series B Convertible Preferred Stock ("Series B Preferred Stock") from BFC Financial Corporation ("BFC"). In connection with the first tranche, the Company issued and sold 400,000 shares of its Series B Preferred Stock. John E. Abdo, a director of the Company, is a director and Vice Chairman of the Board of BFC and is a significant shareholder of BFC.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 17, 2005 AND JULY 18, 2004
(UNAUDITED)


        On August 4, 2005, the Company completed the second and final tranche involving $10,000,000 aggregate principal amount of its Series B Preferred Stock sold to BFC. In connection with the second tranche, the Company issued and sold 400,000 shares of its Series B Preferred Stock. The Company received proceeds of $10,000,000 from the sale. No transaction costs were incurred with the second tranche.

        The Series B Preferred Stock has a liquidation preference of $25.00 per share (subject to anti-dilution provisions). The Series B Preferred Stock is convertible into Common Stock of the Company at a conversion price of $19.00 per share, subject to adjustment, carries a dividend of 5% payable in cash or additional Series B Preferred Stock, and votes on an "as if converted" basis together with the Company's Common Stock on all matters put to a vote of the holders of Common Stock. In addition, under certain circumstances, the approval of a majority of the Series B Preferred Stock is required for certain events outside the ordinary course of business, principally acquisitions or disposition of assets having a value in excess of 25% of the total consolidated assets of the Company.

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

8.      COMMITMENTS AND CONTINGENCIES

        In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period of July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the "Minority Stockholders") had a one-time option to sell the shares to the Company (the "put option"). In the event that the Minority Stockholders did not exercise the put option, the Company had a one-time option (the "call option") to purchase the shares of the Minority Stockholders between October 1, 2005 and December 31, 2005. The exercise price under the put option is four and one-half (4 1/2) times Haru's consolidated cash flow for the fiscal year ended March 27, 2005 less the amount of Haru's debt (as that term is defined in the purchase agreement) at the date of the computation. The exercise price of the call option is calculated on the same basis as the put option except that the amount of consolidated cash flow will be multiplied at five and one-half (5 1/2) times. As of March 27, 2005, the price for both the put and call options at the purchase dates were estimated to be between $3.7 million and $4.9 million.

        On July 1, 2005, the Minority Stockholders gave notice of their intention to exercise the put option to sell their respective shares to the Company.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 17, 2005 AND JULY 18, 2004
(UNAUDITED)


        Currently, there is a dispute between the Company and the Minority Stockholders concerning the price upon which the Minority Stockholders may exercise their put option to sell the remaining interest in Haru to the Company. Under the Minority Stockholders' interpretation of the put option price formula, they claim to be entitled to between $5.5 million and $5.9 million for their interest. The Company believes that the proper application of the put option price formula would result in a payment to the Minority Stockholders of approximately $3.7 million. Presently, the parties have agreed to submit the matter to a nonbinding mediation, and are arranging for the selection of a mediator and the scheduling of a mediation session. There can be no assurance that this matter will not result in an arbitration or legal proceeding or that the Company's interpretation of the put option price formula will prevail in any such proceeding. As of July 17, 2005, the Company had not acquired any shares covered by the put option.

        Pursuant to the purchase agreement of RA Sushi, the Company is required to pay the seller contingent purchase price payments based on certain operating results of the acquired business for fiscal years ending 2004, 2005 and 2006. The contingent purchase price payments are based upon the achievement of stipulated levels of operating earnings and revenues by the acquired restaurants over a three-year period commencing with the end of fiscal 2004 and such payments are not contingent on the continued employment of the sellers of the restaurants. The amount of any contingent payments that may be required with respect to the fiscal year ending 2006 is not yet estimable.

        On July 2, 2004, Benihana of Tokyo, Inc. ("BOT"), a significant holder of the Company's Common Stock, commenced a lawsuit in the Court of Chancery of the State of Delaware against the Company, members of the Company's Board of Directors and BFC Financial Corporation ("BFC"). The action, which purports to be brought both individually and derivatively on behalf of the Company, seeks temporary and permanent injunctive relief, monetary damages of $14.2 million for loss of value of the Company's Common Stock and from $9.5 million to $10.8 million for loss of an alleged control premium, and recovery of costs and expenses, in connection with the closing of the $20.0 million sale of a new class of Series B Preferred Stock of the Company to BFC, a diversified holding company with operations in banking, real estate and other industries. John E. Abdo, a director of the Company, serves as a Vice Chairman, director, and is a significant shareholder of BFC. Among other relief sought, the action seeks rescission of the sale of the Series B Preferred Stock to BFC.

        The action alleges that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holding in the Company. The trial portion of the litigation was completed on November 15, 2004 and a decision is expected in the first half of the current fiscal year. The Company and its Board of Directors believe that the BFC financing was and is in the Company's best interest and all of its shareholders, that there is no merit to the action brought by BOT, and have and intend to continue to vigorously defend and oppose the action. Based on the above discussion, the Company has not recorded a liability for this lawsuit, but legal expenses are being incurred to defend the Company and members of the Board of Directors. There can be no assurance that an adverse outcome of the litigation will not have a material adverse effect on the Company and its financial position.

        The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 17, 2005 AND JULY 18, 2004
(UNAUDITED)


9.      RECENTLY ISSUED ACCOUNTING STANDARDS

        In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made after December 15, 2005.

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

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation, restaurant patronage and the average check amount. Expenses are additionally dependent upon commodity prices, average wage rates, marketing costs and the expenses of interest and administering restaurant operations.

Revenues increased 13.3% in the current four periods when compared to the corresponding periods a year ago. Net income and earnings per diluted share increased 135.3% and 120.0%, respectively, in the current four periods when compared to the equivalent periods of the prior year. The increases in net income and earnings per diluted share are attributable primarily to an overall increase in comparable sales of 9.0% coupled with stable commodity prices during the current four periods.

REVENUES

Four periods ended July 17, 2005 compared to July 18, 2004 -- The amounts of sales and the changes in amount and percentage change in amount of revenues from the corresponding periods in the prior year are shown in the following tables (in thousands):

                                                        FOUR PERIODS ENDED
                                                  ------------------------------
                                                    JULY 17,          July 18,
                                                      2005              2004
                                                  -------------      -----------

Restaurant sales                                       $73,617          $64,934
Franchise fees and royalties                               448              457
                                                  -------------      -----------
Total revenues                                         $74,065          $65,391
                                                  =============      ===========

                                                        FOUR PERIODS ENDED
                                                  ------------------------------
                                                    JULY 17,          July 18,
                                                      2005              2004
                                                  -------------      -----------

Amount of change in total revenues from
     the corresponding periods in the prior year        $8,674           $4,289
                                                  -------------      -----------
Percentage of change from the corresponding
     periods in the prior year                           13.3%             7.0%
                                                  =============      ===========

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Restaurant revenues increased for the four periods ended July 17, 2005 compared to the corresponding periods a year ago. Restaurant sales from restaurants open less than 12 months increased by $2.7 million for the current four periods as compared to the corresponding periods a year ago. The Anchorage restaurant, which was acquired during the fourth quarter of fiscal 2005 contributed $0.9 million in sales. The increase in restaurant sales was also attributable to positive comparable sales of $5.7 million in the current four periods when compared to the equivalent periods a year ago. Restaurant sales were negatively impacted by temporary and permanent restaurant closures of $0.6 million for the current four periods when compared to the equivalent periods a year ago.

Comparable restaurant sales growth for restaurants opened longer than one year was 9.0% in the current four periods compared to the equivalent periods a year ago. Comparable sales for the teppanyaki restaurants, which represent 78.5% of total restaurant sales, increased 8.5%, comparable sales for the Haru restaurants increased 0.5%, comparable sales for the RA Sushi restaurants increased 25.0% and for the one Doraku restaurant comparable sales increased 23.3% in the current four periods when compared to the equivalent periods a year ago. The increases in comparable sales are attributable to both increases in traffic counts and increases in menu prices at the teppanyaki restaurants. Menu prices for the teppanyaki restaurants were increased between 2.5% and 3.0% during the second quarter of fiscal 2005.

COSTS AND EXPENSES

Four periods ended July 17, 2005 compared to July 18, 2004 -- The following table reflects the proportion that the various elements of costs and expenses bore to restaurant sales and the changes in amounts and percentage changes in amounts from the previous year's four periods.


                                                            FOUR PERIODS ENDED
                                                    -----------------------------------
                                                       JULY 17,            July 18,
                                                         2005                2004
                                                    ---------------     ---------------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales                              24.4%               26.6%
Restaurant operating expenses                                57.4%               59.0%
Restaurant opening costs                                      0.4%                0.4%
Marketing, general and
      administrative expenses                                 8.5%                9.7%

                                                            FOUR PERIODS ENDED
                                                    -----------------------------------
                                                       JULY 17,            July 18,
                                                         2005                2004
                                                    ---------------     ---------------
AMOUNT OF CHANGE FROM
PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales                             $  677              $1,708
Restaurant operating expenses                               $3,988              $2,787
Restaurant opening costs                                    $   35              $(103)
Marketing, general and
      administrative expenses                               $ (75)              $1,318

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                             FOUR PERIODS ENDED
                                                    -----------------------------------
                                                       JULY 17,            July 18,
                                                         2005                2004
                                                    ---------------     ---------------
PERCENTAGE CHANGE FROM
PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales                               3.9%               11.0%
Restaurant operating expenses                                10.4%                7.9%
Restaurant opening costs                                     13.8%             (28.9%)
Marketing, general and
      administrative expenses                               (1.2%)               26.3%

The cost of food and beverage sales increased in total dollar amount, but decreased when expressed as a percentage of sales in the current four periods when compared to the corresponding periods in the prior year. Costs of food and beverage sales, which are generally variable with sales, increased with changes in revenues for the four periods ended July 17, 2005 as compared to the equivalent periods ended July 18, 2004. However, the increases were offset as a result of commodities price decreases, principally beef and shrimp costs, in the current four periods as compared to the equivalent periods in the prior year. Beef costs comprise approximately 40% of our total commodity costs. Average beef costs decreased by approximately 10% in the current four periods compared to the equivalent periods a year ago. Shrimp costs decreased by as much as 15% in many markets in the current four periods compared to the equivalent periods a year ago. All other commodity cost fluctuations were not significant.

Restaurant operating expenses increased in absolute amount, but decreased when expressed as a percentage of sales in the current four periods compared to the corresponding periods a year ago. The increase was due to labor and related costs, occupancy costs, and depreciation and amortization from newly opened restaurants in the current four periods when compared to the equivalent periods. The Anchorage restaurant, which was acquired during the fourth quarter of fiscal 2005, also contributed to the increases.

Marketing, general and administrative costs were consistent between periods; however, they decreased as a percentage of sales due to the significant increase in revenues. Management continues to monitor and control expenditures.

Interest expense increased in the current four periods when compared to the corresponding periods of the prior year. The increase in the current four periods was attributable to higher interest rates offset by decreased borrowings in the current four periods compared to the equivalent four periods a year ago.

Our effective income tax rate increased in the four periods to 34.8% from 32.1% in the prior year's four periods.

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

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


We have borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan as well as a revolving line of credit facility. The line of credit facility allows us to borrow up to $15,000,000 through December 31, 2007. At July 17, 2005, we had a $2,306,000 letter of credit outstanding against such facility in connection with our workers compensation insurance program. Accordingly, at July 17, 2005, we had $12,694,000 available for borrowing. At July 17, 2005, we had $8,333,000 outstanding under the term loan which is payable in quarterly installments of $833,333 until the term loan matures in December 2007. The interest rate at July 17, 2005 of both the line of credit and the term loan was 4.49%. We have the option to pay interest at Wachovia's prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and limit the payment of cash dividends.

On July 1, 2004, the Company received net proceeds of $9,253,000, after transaction costs, representing the funding of the first tranche of its sale of $20,000,000 aggregate principal amount of Series B Convertible Preferred Stock ("Series B Preferred Stock") from BFC Financial Corporation ("BFC"). In connection with the first tranche, the Company issued and sold 400,000 shares of its Series B Preferred Stock. John E. Abdo, a director of the Company, is a director and Vice Chairman of the Board of BFC and is a significant shareholder of BFC.

On August 4, 2005, the Company completed the second and final tranche involving $10,000,000 aggregate principal amount of its Series B Preferred Stock sold to BFC. In connection with the second tranche, the Company issued and sold 400,000 shares of its Series B Preferred Stock. The Company received proceeds of $10,000,000 from the sale. No transaction costs were incurred with the second tranche.

The Series B Preferred Stock has a liquidation preference of $25.00 per share (subject to anti-dilution provisions). The Series B Preferred Stock is convertible into Common Stock of the Company at a conversion price of $19.00 per share, subject to adjustment, carries a dividend of 5% payable in cash or additional Series B Preferred Stock, and votes on an "as if converted" basis together with the Company's Common Stock on all matters put to a vote of the holders of Common Stock. In addition, under certain circumstances, the approval of a majority of the Series B Preferred Stock is required for certain events outside the ordinary course of business, principally acquisitions or disposition of assets having a value in excess of 25% of the total consolidated assets of the Company.

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

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

                                                                           FOUR PERIODS ENDED
                                                             ---------------------------------------------
                                                                 JULY 17,                    July 18,
                                                                   2005                        2004
                                                             -----------------           -----------------
Cash provided by operating activities                                  $8,825                      $6,757
Cash used in investing activities                                     (4,977)                     (5,389)
Cash used in financing activities                                     (1,031)                       (279)
                                                             -----------------           -----------------
Increase in cash and cash equivalents                                  $2,817                      $1,089
                                                             =================           =================

During fiscal 2005, we commenced a major renovation program to approximately 20 of our teppanyaki restaurants. We anticipate that the total cost of these renovations will range from $25 to $30 million over a three-year period. Our other future capital requirements depend on numerous factors, including market acceptance of our products, the timing and rate of expansion of our business, acquisitions, and other factors. We have experienced increases in our expenditures commensurate with growth in our operations and we anticipate that our expenditures will continue to increase in the foreseeable future. We believe that our cash from operations and the funds available under our term loan and line of credit and proceeds from issuances of Series B Preferred Stock pursuant to our agreement with BFC Financial Corporation will provide sufficient capital to fund our operations and restaurant expansion for at least the next twelve months.

OPERATING ACTIVITIES

Cash provided by operations increased during the four periods ended July 17, 2005 compared to the equivalent period in the previous year. The increase resulted mainly from the increase in net income adjusted for depreciation and amortization as well as by changes in working capital during the current four periods when compared to the comparable four periods a year ago.

INVESTING ACTIVITIES

Expenditures for property and equipment decreased slightly during the four periods ended July 17, 2005 from the prior comparable four periods. Capital expenditures were comparable between periods; however, they are expected to increase, as the Company accelerates the pace of its renovation and new store construction program.

FINANCING ACTIVITIES

During the current four periods, there were stock option exercises with cash proceeds to the Company of $717,000 as compared to $463,000 in the previous comparable four periods a year ago. Our total indebtedness decreased by $1,691,000 during the four periods ended July 17, 2005. We paid down $1,667,000 of the term loan and paid $24,000 under capital leases.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and estimates and a description of accounting policies that are considered critical may be found in the Company's 2005 Annual Report on Form 10-K, filed on June 24, 2005, in the Notes to Consolidated Financial Statements,
Note 1, and the Critical Accounting Policies section of Management's Discussion and Analysis.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made after December 15, 2005.

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

THE IMPACT OF INFLATION

Inflation has not been a significant factor in our business for the past several years. We have been able to maintain increasing menu prices at a low level through strict cost controls.

BENIHANA INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes. We have no derivative agreements as of July 17, 2005.

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


ITEM 4.  CONTROLS AND PROCEDURES


The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management's assessment identified the following material weaknesses in the Company's internal control over financial reporting as of March 27, 2005: (a) an insufficient number of personnel with clearly delineated and fully documented responsibilities and with appropriate level of accounting expertise; and (b) insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review such conclusions as to the application of accounting principles generally accepted in the United States of America. This section of Item 4, "Controls and Procedures," should be read in conjunction with Item 9A, "Controls and Procedures," included in the Company's Form 10-K for the year ended March 27, 2005, for additional information on Management's Report on Internal Control over Financial Reporting.

BENIHANA INC. AND SUBSIDIARIES

ITEM 4.  CONTROLS AND PROCEDURES


REMEDIATION PLANS FOR MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has implemented enhancements to its internal control over financial reporting to provide reasonable assurance that errors and control deficiencies in its accounting will not occur. These enhancements include:

        o Management has hired a controller who has an appropriate level of accounting experience and education.
        o The Company has engaged a registered public accounting firm to consult on matters involving complex or emerging accounting issues.
        o Documentation to clearly delineate financial reporting responsibilities and procedures has been prepared.

While the Company has implemented these changes, testing of the operating effectiveness of these revised controls has not been completed. Management presently anticipates that the testing necessary to conclude on the effectiveness of these changes will be completed by the end of the third quarter of fiscal 2006.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of July 17, 2005, the Chief Executive Officer and Chief Financial Officer were not able to conclude that the Company's disclosure controls and procedures were effective for the reasons more fully described above related to the material weaknesses in the Company's internal control over financial reporting identified during the Company's evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended March 27, 2005. To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations, and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as otherwise discussed herein, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information


Item 1.         LEGAL PROCEEDINGS

On July 2, 2004, Benihana of Tokyo, Inc. ("BOT"), a significant holder of the Company's Common Stock, commenced a lawsuit in the Court of Chancery of the State of Delaware against the Company, members of the Company's Board of Directors and BFC Financial Corporation ("BFC"). The action, which purports to be brought both individually and derivatively on behalf of the Company, seeks temporary and permanent injunctive relief, monetary damages of $14.2 million for loss of value of the Company's Common Stock and from $9.5 million to $10.8 million for loss of an alleged control premium, and recovery of costs and expenses, in connection with the closing of the $20,000,000 sale of a new class of Series B Preferred Stock of the Company to BFC, a diversified holding company with operations in banking, real estate and other industries. John E. Abdo, a director of the Company, serves as a Vice Chairman, director, and is a significant shareholder of BFC. Among other relief sought, the action seeks rescission of the sale of the Series B Preferred Stock to BFC.

The action alleges that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holding in the Company. The trial portion of the litigation was completed on November 15, 2004 and a decision is expected in the first half of the current fiscal year. The Company and its Board of Directors believe that the BFC financing was and is in the Company's best interest and all of its shareholders, that there is no merit to the action brought by BOT, and have and intend to continue to vigorously defend and oppose the action. Based on the above discussion, the Company has not recorded a liability for this lawsuit, but legal expenses are being incurred to defend the Company and members of the Board of Directors. There can be no assurance that an adverse outcome of the litigation will not have a material adverse effect on the Company and its financial position.

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

                                        BENIHANA INC.
                                        ---------------------------------------
                                        (Registrant)



Date:  August 25, 2005                  /s/ Joel A. Schwartz
---------------------------             ---------------------------------------
                                        Joel A. Schwartz
                                        President and Chief Executive Officer
                                        and Director