Form 10-Q
period 2005-10-09
BENIHANA INC
filed 2005-11-18
CIK 935226

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended October 9, 2005

                                       or,

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  BENIHANA INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                   65-0538630
 ----------------------------------              --------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  Incorporation or organization)                     Identification No.)


 8685 NORTHWEST 53RD TERRACE, MIAMI, FLORIDA                    33166
---------------------------------------------              --------------
 (Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (305) 593-0770
                                                          ----------------


                                      NONE
           ----------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X    No
                                               ---     ---

        Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes X    No
                                                   ---     ---

        Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes    No.  X
                                               ---     ---

        Common Stock, $.10 par value, 2,902,979 shares outstanding at October 31, 2005

        Class A Common Stock, $.10 par value, 6,457,763 shares outstanding at October 31, 2005

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND SEVEN PERIODS ENDED OCTOBER 9, 2005


TABLE OF CONTENTS
                                                                         PAGE

PART I -   Financial Information

           Item 1. Financial Statements - unaudited

             Condensed Consolidated Balance Sheets (unaudited)
                 at October 9, 2005 and March 27, 2005                   1

             Condensed Consolidated Statements of Earnings
                 (unaudited) for the Three and Seven Periods Ended
                 October 9, 2005 and October 10, 2004                    2 - 3

             Condensed Consolidated Statement of Stockholders'
                 Equity (unaudited) for the Seven Periods Ended
                 October 9, 2005                                         4

             Condensed Consolidated Statements of Cash Flows
                 (unaudited) for the Seven Periods Ended
                 October 9, 2005 and October 10, 2004                    5

             Notes to Condensed Consolidated Financial Statements
                 (unaudited)                                             6 - 13

           Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations              14 - 21

           Item 3. Quantitative and Qualitative Disclosures
              about Market Risk                                          22

           Item 4. Controls and Procedures                               22 - 23

PART II -  Other Information

           Item 1. Legal Proceedings                                     24

           Item 6. Exhibits                                              24

           Signature                                                     25

           Certifications                                                26 - 29

BENIHANA INC. AND SUBSIDIARIES
PART I - Financial Information
ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)                                 OCTOBER 9,    March 27,
                                                                                          2005          2005
---------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                          $ 16,833      $  3,278
     Receivables, net                                                                        637           910
     Inventories                                                                           6,650         6,571
     Prepaid expenses, deferred income taxes and other current assets                      2,348         2,144
---------------------------------------------------------------------------------------------------------------
Total current assets                                                                      26,468        12,903

Property and equipment, net                                                              110,445       108,132
Goodwill                                                                                  28,131        28,131
Other assets                                                                               5,372         5,088
---------------------------------------------------------------------------------------------------------------
                                                                                        $170,416      $154,254
===============================================================================================================
LIABILITIES, MINORITY INTEREST, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                              $ 21,693      $ 23,082
     Current maturity of bank debt                                                         3,333         3,333
     Current maturities of obligations under capital leases                                    -            26
---------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 25,026        26,441

Long-term debt - bank                                                                      4,167         6,667
Deferred obligations under operating leases                                                6,912         6,479
Deferred income tax liability, net                                                           713           156
---------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         36,818        39,743

Commitments and contingencies (Notes 6, 8)

Minority interest                                                                          2,303         1,999
Convertible Preferred Stock - $1.00 par value; authorized - 5,000,000 shares; Series B Mandatory Redeemable Convertible Preferred
     Stock - authorized - 800,000 shares; issued and outstanding -
     800,000 and 400,000 shares, respectively, with a liquidation
     preference of $25.00 per share (Note 7)                                              19,233         9,305
STOCKHOLDERS' EQUITY:
     Common stock - $.10 par value; convertible into Class A Common stock; authorized - 12,000,000 shares; issued and outstanding -
         2,902,979 and 2,975,978 shares, respectively                                        290           298
     Class A Common stock - $.10 par value; authorized - 20,000,000 shares; issued and outstanding - 6,457,763 and 6,198,475
         shares, respectively                                                                646           620
     Additional paid-in capital                                                           53,951        51,528
     Retained earnings                                                                    57,318        50,904
     Treasury stock - 10,828 shares of Common and
         Class A Common stock at cost                                                       (143)         (143)
---------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                               112,062       103,207
---------------------------------------------------------------------------------------------------------------
                                                                                        $170,416      $154,254
===============================================================================================================
See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(In thousands, except per share information)

                                                                       THREE PERIODS ENDED
                                                                   ----------------------------
                                                                     OCTOBER 9,     October 10,
                                                                        2005           2004
-----------------------------------------------------------------------------------------------
REVENUES
Restaurant sales                                                        $54,274       $47,801
Franchise fees and royalties                                                348           309
-----------------------------------------------------------------------------------------------
Total revenues                                                           54,622        48,110
-----------------------------------------------------------------------------------------------


COSTS AND EXPENSES
Cost of food and beverage sales                                          12,890        11,652
Restaurant operating expenses                                            31,810        28,425
Restaurant opening costs                                                    190           299
Marketing, general and administrative expenses                            5,022         4,949
-----------------------------------------------------------------------------------------------
Total operating expenses                                                 49,912        45,325
-----------------------------------------------------------------------------------------------

Earnings from operations                                                  4,710         2,785
Interest (income) expense, net                                              (21)           72
-----------------------------------------------------------------------------------------------

Earnings before income taxes and minority interest                        4,731         2,713
Income tax provision                                                      1,760           902
-----------------------------------------------------------------------------------------------

Earnings before minority interest                                         2,971         1,811
Minority interest                                                           126           150
-----------------------------------------------------------------------------------------------

NET INCOME                                                              $ 2,845       $ 1,661
Less: accretion of issuance costs and preferred stock dividends             752           132
-----------------------------------------------------------------------------------------------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                          $ 2,093       $ 1,529
===============================================================================================

EARNINGS PER SHARE
Basic earnings per common share                                         $   .22       $   .17
Diluted earnings per common share                                       $   .21       $   .16
===============================================================================================

Number of restaurants at end of period                                       72            69


See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(In thousands, except per share information)

                                                                        SEVEN PERIODS ENDED
                                                                   ----------------------------
                                                                     OCTOBER 9,     October 10,
                                                                        2005           2004
-----------------------------------------------------------------------------------------------
REVENUES
Restaurant sales                                                       $127,891      $112,735
Franchise fees and royalties                                                796           766
-----------------------------------------------------------------------------------------------
Total revenues                                                          128,687       113,501
-----------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of food and beverage sales                                          30,846        28,931
Restaurant operating expenses                                            74,081        66,708
Restaurant opening costs                                                    479           553
Marketing, general and administrative expenses                           11,278        11,280
-----------------------------------------------------------------------------------------------
Total operating expenses                                                116,684       107,472
-----------------------------------------------------------------------------------------------

Earnings from operations                                                 12,003         6,029
Interest expense, net                                                        96           186
-----------------------------------------------------------------------------------------------

Earnings before income taxes and minority interest                       11,907         5,843
Income tax provision                                                      4,260         1,908
-----------------------------------------------------------------------------------------------

Earnings before minority interest                                         7,647         3,935
Minority interest                                                           304           362
-----------------------------------------------------------------------------------------------

NET INCOME                                                             $  7,343      $  3,573
Less: accretion of issuance costs and preferred stock dividends             929           158
-----------------------------------------------------------------------------------------------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                         $  6,414      $  3,415
===============================================================================================

EARNINGS PER SHARE
Basic earnings per common share                                        $    .69      $    .37
Diluted earnings per common share                                      $    .66      $    .35
===============================================================================================

Number of restaurants at end of period                                       72            69


See notes to condensed consolidated financial statements

BENIHANA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SEVEN PERIODS ENDED OCTOBER 9, 2005
(UNAUDITED)

  (In thousands, except share information)

                                                               Class A   Additional                            Total
                                                     Common     Common     Paid-in    Retained    Treasury  Stockholders'
                                                      Stock     Stock      Capital    Earnings     Stock       Equity
--------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 27, 2005                                  $298       $620     $51,528     $50,904     $(143)     $103,207

     Net income                                                                            7,343                   7,343

     Issuance of 178,288 shares of Class A
       Common stock from exercise of options                          18       1,487                               1,505

     Issuance of 8,000 shares of common stock
       from exercise of options                             -                     56                                  56

     Conversion of 81,000 shares of common stock
       into 81,000 shares of Class A common stock
       at $.10 par value                                   (8)         8                                               -

     Dividends on Series B Preferred Stock                                                  (360)                   (360)

     Accretion of issuance costs on Series B
       Preferred Stock                                                                       (43)                    (43)

     Deemed dividend on Series B Preferred Stock
       beneficial conversion feature                                             526        (526)                      -

     Tax benefit from stock option exercises                                     354                                 354

--------------------------------------------------------------------------------------------------------------------------

BALANCE, OCTOBER 9, 2005                                 $290       $646     $53,951     $57,318     $(143)     $112,062
==========================================================================================================================

See notes to condensed consolidated financial statements


BENIHANA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands, except share information)                                           SEVEN PERIODS ENDED
                                                                               ----------------------------
                                                                                 OCTOBER 9,    October 10,
                                                                                    2005           2004
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                         $  7,343       $  3,573
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                                    5,824          5,023
     Minority interest                                                                  304            362
     Deferred income taxes                                                              349            196
     Stock-based compensation                                                             -              7
     Tax benefit from stock option exercises                                            354            124
     Loss on disposal of assets                                                         383            174
     Change in operating assets and liabilities that provided (used) cash:
            Receivables                                                                 273             82
            Inventories                                                                 (79)           (78)
            Prepaid expenses and other current assets                                     6           (210)
            Other assets                                                               (566)          (211)
            Accounts payable and accrued expenses and deferred
            obligations under operating leases                                         (867)         1,641
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            13,324         10,683
-----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Expenditures for property and equipment                                              (8,237)       (11,255)
Cash proceeds from sale of equipment                                                      2              4
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (8,235)       (11,251)
-----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases                     (2,526)        (2,414)
Repayment of revolving line of credit                                                     -         (9,500)
Proceeds from issuance of Series B Preferred Stock, net                               9,884          9,253
Borrowings under revolving line of credit                                                 -          3,500
Proceeds from issuance of common stock under exercise of
    stock options                                                                     1,561            463
Dividends paid on Series B Preferred Stock                                             (453)          (140)
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             8,466          1,162
-----------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            13,555            594
Cash and cash equivalents, beginning of year                                          3,278          2,196
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 16,833       $  2,790
===========================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the seven periods:
     Interest                                                                      $    292       $    274
     Income taxes                                                                  $  3,819       $  1,951
===========================================================================================================

NONCASH INVESTING AND FINANCING ACTIVITIES
During the seven periods ended October 9, 2005, 81,000 shares of common stock were converted into 81,000 shares of Class A common stock.
During the seven periods ended October 10, 2004, 142,000 shares of common stock were converted into 142,000 shares of Class A common stock.

See notes to condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 9, 2005 AND OCTOBER 10, 2004
(UNAUDITED)


1.   GENERAL

     The accompanying condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the seven periods (twenty-eight weeks) ended October 9, 2005 and October 10, 2004 are not necessarily indicative of the results to be expected for the full year. Certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 27, 2005 appearing in Benihana Inc. and Subsidiaries' (the "Company") Form 10-K filed with the Securities and Exchange Commission.

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

     In the accompanying unaudited condensed consolidated statement of cash flows for the seven periods ended October 10, 2004, the Company changed the classification of the tax benefit from stock option and warrant exercise to present such as an operating activity. The Company previously presented such amount as a financing activity. This change resulted in a $124,000 increase to cash flows from operating activities and a corresponding decrease to cash flows from financing activities from amounts previously presented.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 9, 2005 AND OCTOBER 10, 2004
(UNAUDITED)


     Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on net income and earnings per share for the three and seven periods ended (in thousands, except per share information):

                                                          THREE PERIODS ENDED             SEVEN PERIODS ENDED
                                                    ------------------------------   ------------------------------
                                                      OCTOBER 9,      October 10,      OCTOBER 9,      October 10,
                                                         2005             2004            2005             2004
                                                    -------------    -------------   -------------    -------------
    NET INCOME
         As reported                                      $2,845           $1,661           $7,343          $3,573
         Less: Accretion of issuance costs
           and preferred stock dividends                     752              132              929             158
                                                    -------------    -------------   -------------    -------------
         Net income attributable to
           common stockholders                             2,093            1,529            6,414           3,415
       Add: Stock-based compensation
        cost included in net income                            -                -                -               7
         Less: Total stock-based
           employee compensation
           expense determined under
           fair value based method
           for all awards                                     22              108               46             255
                                                    -------------    -------------   -------------    -------------
         Pro forma income for computation
           of basic earnings per share                    $2,071           $1,421           $6,368          $3,167
         Add: Accretion of issuance costs
           and preferred stock dividends                     132              132              309             158
                                                    -------------    -------------   -------------    -------------
         Pro forma income for computation
           of diluted earnings per common share           $2,203           $1,553           $6,677          $3,325
                                                    =============    =============   =============    =============
      BASIC EARNINGS PER SHARE
          As reported                                     $  .22           $  .17           $  .69          $  .37
                                                    =============    =============   =============    =============
          Pro forma                                       $  .22           $  .16           $  .69          $  .35
                                                    =============    =============   =============    =============
      DILUTED EARNINGS PER SHARE
          As reported                                     $  .21           $  .16           $  .66          $  .35
                                                    =============    =============   =============    =============
          Pro forma                                       $  .21           $  .14           $  .65          $  .31
                                                    =============    =============   =============    =============

3.  INVENTORIES

    Inventories consist of (in thousands):

                                          OCTOBER 9,          March 27,
                                             2005               2005
                                        ---------------    ----------------

      Food and beverage                         $3,038              $2,834
      Supplies                                   3,612               3,737
                                        ---------------    ----------------

                                                $6,650              $6,571
                                        ===============    ================

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 9, 2005 AND OCTOBER 10, 2004
(UNAUDITED)


4.   EARNINGS PER SHARE

     Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during each period. The diluted earnings per common share computation includes dilutive potential common stock issued under the Company's various stock option plans and conversion rights of Series B Preferred Stock.

     The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock (in thousands):

                                                          THREE PERIODS ENDED             SEVEN PERIODS ENDED
                                                    ------------------------------   ------------------------------
                                                      OCTOBER 9,      October 10,      OCTOBER 9,      October 10,
                                                         2005             2004            2005             2004
                                                    -------------    -------------   -------------    -------------
      Net income, as reported                             $2,845           $1,661          $7,343           $3,573
      Less: Accretion of issuance costs and
         preferred stock dividends                           752              132             929              158
                                                    -------------    -------------   -------------    -------------
      Income for computation of basic
         earnings per common share                         2,093            1,529           6,414            3,415
      Add: Accretion of issuance costs and
         preferred stock dividends                           132              132             309              158
                                                    -------------    -------------   -------------    -------------
      Income for computation of diluted
         earnings per common share                        $2,225           $1,661          $6,723           $3,573
                                                    =============    =============   =============    =============


                                                          THREE PERIODS ENDED             SEVEN PERIODS ENDED
                                                    ------------------------------   ------------------------------
                                                      OCTOBER 9,      October 10,      OCTOBER 9,      October 10,
                                                         2005             2004            2005             2004
                                                    -------------    -------------   -------------    -------------
      Weighted average number of
         common shares used in basic
         earnings per share                                9,319            9,154           9,265            9,151
      Effect of dilutive securities:
         Stock options                                       592              336             412              519
         Series B preferred stock                            567              776             567              403
                                                    -------------    -------------   -------------    -------------
      Weighted average number of
         common shares and dilutive
         potential common stock used
         in diluted earnings per share                    10,478           10,266          10,244           10,073
                                                    =============    =============   =============    =============

     During the three and seven periods ended October 9, 2005, stock options to purchase 213,000 sharesof common stock were excluded from the calculation of diluted earnings per share since the effect would be considered antidilutive. Additionally, the Company did not assume the conversion of the 400,000 shares of Series B Preferred Stock issued in connection with the second tranche as the effect would be considered antidilutive due to the deemed dividend attributable to the beneficial conversion feature (see
     Note 7).

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 9, 2005 AND OCTOBER 10, 2004
(UNAUDITED)


5.   RESTAURANT OPERATING EXPENSES

     Restaurant operating expenses consist of the following (in thousands):

                                                          THREE PERIODS ENDED             SEVEN PERIODS ENDED
                                                    ------------------------------   ------------------------------
                                                      OCTOBER 9,      October 10,      OCTOBER 9,      October 10,
                                                         2005             2004            2005             2004
                                                    -------------    -------------   -------------    -------------
      Labor and related costs                            $18,317          $16,994         $43,611          $40,144
      Restaurant supplies                                  1,129              920           2,577            2,169
      Credit card discounts                                  991              855           2,327            2,008
      Utilities                                            1,531            1,279           3,303            2,837
      Occupancy costs                                      3,327            2,860           7,711            6,710
      Depreciation and amortization                        2,439            2,132           5,587            4,914
      Other restaurant operating expenses                  4,076            3,385           8,965            7,926
                                                    -------------    -------------   -------------    -------------
      Total restaurant operating expenses                $31,810          $28,425         $74,081          $66,708
                                                    =============    =============   =============    =============

6.   LONG-TERM DEBT

     The Company has borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan as well as a revolving line of credit facility. The line of credit facility allows us to borrow up to $15,000,000 through December 31, 2007. At October 9, 2005, we had a $2,306,000 letter of credit outstanding against such facility in connection with our workers' compensation insurance program. Accordingly, at October 9, 2005, we had $12,694,000 available for borrowing. At October 9, 2005, we had $7,500,000 outstanding under the term loan which is payable in quarterly installments of $833,333 until the term loan matures in December 2007. The interest rate at October 9, 2005 of both the line of credit and the term loan was 5.02%. We have the option to pay interest at Wachovia's prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and limit the payment of cash dividends. As of October 9, 2005, the Company was in compliance with all covenants of the Company's credit agreement with Wachovia.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 9, 2005 AND OCTOBER 10, 2004
(UNAUDITED)


     On August 4, 2005, the Company completed the second and final tranche consisting of $10,000,000 aggregate principal amount of its Series B Preferred Stock sold to BFC. In connection with the second tranche, the Company issued and sold 400,000 shares of its Series B Preferred Stock. The Company received net proceeds of $9,884,000, after transaction costs, from the sale.

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

     The Company is paying quarterly dividends on the Series B Preferred Stock. Between July 1, 2004 and October 9, 2005, the Company has paid cash dividends on the Series B Preferred Stock totaling an aggregate $705,000. At October 9, 2005, the Company has accrued but unpaid dividends on the Series B Preferred Stock totaling $25,000.

     Since the Series B Preferred Stock is convertible into Common Stock at a conversion price of $19.00 per share and the Common Stock was trading at $20.00 per share on August 4, 2005 when the second tranche was completed, a deemed dividend was recognized on the beneficial conversion feature, in connection with the second tranche, totaling $526,000. The deemed dividend will not result in any cash payments to the holders of the Series B Preferred Stock.

     The 800,000 shares of Series B Preferred Stock outstanding at October 9, 2005 are convertible into 1,052,632 shares of Common Stock.

     The holders of a majority of the outstanding Series B Preferred Stock are entitled to nominate one individual to the Company's board of directors. In the event that dividends are not paid for two consecutive quarters, the holders of the majority of the Series B Preferred Stock are entitled to elect one additional director.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 9, 2005 AND OCTOBER 10, 2004
(UNAUDITED)


8.   COMMITMENTS AND CONTINGENCIES

     In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period of July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the "Minority Stockholders") had a one-time option to sell the shares to the Company (the "put option"). In the event that the Minority Stockholders did not exercise the put option, the Company had a one-time option (the "call option") to purchase the shares of the Minority Stockholders between October 1, 2005 and December 31, 2005. The exercise price under the put option is four and one-half (4 1/2) times Haru's consolidated cash flow for the fiscal year ended March 27, 2005 less the amount of Haru's debt (as that term is defined in the purchase agreement) at the date of the computation. The exercise price of the call option is calculated on the same basis as the put option except that the amount of consolidated cash flow will be multiplied at five and one-half (5 1/2) times. As of March 27, 2005, the pricing date, the price for both the put and call options were estimated to be $3.7 million and $4.9 million, respectively.

     On July 1, 2005, the Minority Stockholders gave notice of their intention to exercise the put option to sell their respective shares to the Company.

     Currently, there is a dispute between the Company and the Minority Stockholders concerning the price upon which the Minority Stockholders may exercise their put option to sell the remaining interest in Haru to the Company. Under the Minority Stockholders' interpretation of the put option price formula, they claim to be entitled to between $5.5 million and $5.9 million for their interest. The Company believes that the proper application of the put option price formula would result in a payment to the Minority Stockholders of approximately $3.7 million. While the parties had previously agreed to submit the matter to a nonbinding mediation, the parties are no longer pursuing mediation as a means of resolving this dispute. There can be no assurance that this matter will not result in a legal proceeding or that the Company's interpretation of the put option price formula will prevail in any such proceeding. As of October 9, 2005, the Company had not acquired any shares covered by the put option.

     Pursuant to the purchase agreement of RA Sushi, the Company is required to pay the seller contingent purchase price payments based on certain operating results of the acquired business for fiscal years ending 2004, 2005 and 2006. The contingent purchase price payments are based upon the achievement of stipulated levels of operating earnings and revenues by the acquired restaurants over a three-year period commencing with the end of fiscal 2004 and such payments are not contingent on the continued employment of the sellers of the restaurants. While the minimum contingent payments levels were achieved during both fiscal 2004 and 2005, the amount of any contingent payments that may be required with respect to the fiscal year ending 2006 is not yet estimable.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 9, 2005 AND OCTOBER 10, 2004
(UNAUDITED)


     On July 2, 2004, Benihana of Tokyo, Inc. ("BOT"), a significant holder of the Company's Common Stock, commenced a lawsuit in the Court of Chancery of the State of Delaware against the Company, members of the Company's Board of Directors and BFC Financial Corporation ("BFC"). The action, which purports to be brought both individually and derivatively on behalf of the Company, seeks temporary and permanent injunctive relief, monetary damages of $14.2 million for loss of value of the Company's Common Stock and from $9.5 million to $10.8 million for loss of an alleged control premium, and recovery of costs and expenses, in connection with the closing of the $20.0 million sale of a new class of Series B Preferred Stock of the Company to BFC, a diversified holding company with operations in banking, real estate and other industries (see Note 7). John E. Abdo, a director of the Company, serves as a Vice Chairman, director, and is a significant shareholder of BFC. Among other relief sought, the action seeks rescission of the sale of the Series B Preferred Stock to BFC.

     The action alleges that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holding in the Company. The trial portion of the litigation was completed on November 15, 2004 and a decision is expected in the second half of the current fiscal year. The Company and its Board of Directors believe that the BFC financing was and is in the Company's best interest and all of its shareholders, that there is no merit to the action brought by BOT, and have and intend to continue to vigorously defend and oppose the action. Based on the above discussion, the Company has not recorded a liability for this lawsuit, but legal expenses are being incurred to defend the Company and members of the Board of Directors. There can be no assurance that an adverse outcome of the litigation will not have a material adverse effect on the Company and its financial position.

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

     In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires compensation costs related to share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. With limited exceptions, the amount of compensation cost will be measured based on the fair market value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in net earnings. This new standard, as amended, will be effective for the Company beginning fiscal 2007. The Company is evaluating the impact of this standard on our consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 9, 2005 AND OCTOBER 10, 2004
(UNAUDITED)


10.  SUBSEQUENT EVENT

     In November 2005, the Company completed the acquisition of a teppanyaki restaurant in Tucson, Arizona. The purchase price totaled $1.9 million, subject to adjustment. The restaurant which is currently operated under the Sakura name will be converted to a Benihana restaurant in the near future.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our revenues consist of sales of food and beverages at our restaurants and licensing fees from franchised restaurants. Cost of restaurant food and beverages sold represents the direct cost of the ingredients for the prepared food and beverages sold. Restaurant operating expenses consist of direct and indirect labor, occupancy costs, advertising and other costs that are directly attributed to each restaurant location. Restaurant opening costs include rent incurred during the development period, as well as labor, training and certain other pre-opening charges which are expensed as incurred.

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation, restaurant patronage and the average check amount. Expenses are additionally dependent upon commodity prices, average wage rates, marketing costs and the expenses of interest and administering restaurant operations.

Revenues increased 13.5% in the current three periods and 13.4% in the current seven periods when compared to the corresponding periods a year ago. Net income increased 71.3% in the current three periods and 105.5% in the current seven periods when compared to the corresponding periods a year ago. Earnings per diluted share increased 31.3% in the current three periods and 88.6% when compared to the corresponding seven periods a year ago. Revenues and net income increased in the current seven periods due to increased sales as a result of menu price and patronage increases. Menu price increases, however, did not contribute as greatly to the increases in revenues and net income during the current three periods, as the Company phased-in its menu price increases during the comparable quarter of the prior fiscal year.

REVENUES

Three and seven periods ended October 9, 2005 compared to October 10, 2004 -- The amounts of restaurant sales and the changes in amount and percentage change in amount of revenues from the corresponding periods in the prior year are shown in the following tables (in thousands):

                                               THREE PERIODS ENDED             SEVEN PERIODS ENDED
                                         ------------------------------   ------------------------------
                                           OCTOBER 9,      October 10,      OCTOBER 9,      October 10,
                                              2005             2004            2005             2004
                                         -------------    -------------   -------------    -------------
Restaurant sales                              $54,274          $47,801        $127,891         $112,735
Franchise fees and royalties                      348              309             796              766
                                         -------------    -------------   -------------    -------------
Total revenues                                $54,622          $48,110        $128,687         $113,501
                                         =============    =============   =============    =============


                                               THREE PERIODS ENDED             SEVEN PERIODS ENDED
                                         ------------------------------   ------------------------------
                                           OCTOBER 9,      October 10,      OCTOBER 9,      October 10,
                                              2005             2004            2005             2004
                                         -------------    -------------   -------------    -------------

Amount of change in total
     revenues from previous year               $6,512           $3,875         $15,186           $8,164
                                         -------------    -------------   -------------    -------------
Percentage of change from the
     previous year                              13.5%             8.8%           13.4%             7.8%
                                         =============    =============   =============    =============

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restaurant sales increased for the three and seven periods ended October 9, 2005 compared to the corresponding periods a year ago. Restaurant sales increased from newly opened and acquired restaurants by $2.4 million for the current three periods and $6.0 million for the seven periods as compared to the corresponding periods a year ago. The increase in restaurant sales was also attributable to positive comparable sales of $3.7 million in the current three periods and $9.4 million for the current seven periods when compared to the equivalent periods a year ago. In addition, restaurant sales were positively impacted by $0.5 million for the current three periods due to fewer temporary and permanent restaurant closures. Restaurant sales, however, were negatively impacted by temporary and permanent restaurant closures by $0.1 million for the current seven periods when compared to the equivalent periods a year ago.

Comparable restaurant sales growth for restaurants opened longer than one year was 7.9% in the current three periods and 8.5% for the current seven periods compared to the equivalent periods a year ago. Comparable sales for the teppanyaki restaurants increased 6.4% and 7.6%, comparable sales for the Haru restaurants increased 1.7% and 1.0%, comparable sales for the RA Sushi restaurants increased 29.8% and 27.0% and for the one Doraku restaurant comparable sales increased 38.8% and 29.8% in the current three and seven periods, respectively, when compared to the equivalent periods a year ago.

COSTS AND EXPENSES

Three and seven periods ended October 9, 2005 compared to October 10, 2004 -- The following table reflects the proportion that the various elements of costs and expenses bore to restaurant sales and the changes in amounts and percentage changes in amounts from the previous year's three and seven periods.

                                               THREE PERIODS ENDED             SEVEN PERIODS ENDED
                                         ------------------------------   ------------------------------
                                           OCTOBER 9,      October 10,      OCTOBER 9,      October 10,
                                              2005             2004            2005             2004
                                         -------------    -------------   -------------    -------------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales                 23.8%            24.4%           24.1%            25.7%
Restaurant operating expenses                   58.6%            59.5%           57.9%            59.2%
Restaurant opening costs                         0.4%             0.6%            0.4%             0.5%
Marketing, general and
   administrative expenses                       9.3%            10.4%            8.8%            10.0%


                                               THREE PERIODS ENDED             SEVEN PERIODS ENDED
                                         ------------------------------   ------------------------------
                                           OCTOBER 9,      October 10,      OCTOBER 9,      October 10,
                                              2005             2004            2005             2004
                                         -------------    -------------   -------------    -------------
AMOUNT OF CHANGE FROM
PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales                $1,238           $  420          $1,915           $2,128
Restaurant operating expenses                  $3,385           $2,112          $7,373           $4,904
Restaurant opening costs                       $ (109)          $ (377)         $  (74)          $ (486)
Marketing, general and
   administrative expenses                     $   73           $1,252          $   (2)          $2,570

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                               THREE PERIODS ENDED             SEVEN PERIODS ENDED
                                         ------------------------------   ------------------------------
                                           OCTOBER 9,      October 10,      OCTOBER 9,      October 10,
                                              2005             2004            2005             2004
                                         -------------    -------------   -------------    -------------
PERCENTAGE CHANGE FROM
PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales                 10.6%             3.7%            6.6%             7.9%
Restaurant operating expenses                   11.9%             8.0%           11.1%             7.9%
Restaurant opening costs                      (36.5)%            55.8%         (13.4)%          (46.8%)
Marketing, general and
   administrative expenses                       1.5%            33.9%              -%            29.5%

The cost of food and beverage sales increased in total dollar amount and decreased when expressed as a percentage of restaurant sales in the current three and seven periods when compared to the corresponding periods in the prior year. Costs of food and beverage sales, which are generally variable with sales, directly increased with changes in revenues for the three and seven periods ended October 9, 2005 as compared to the equivalent periods ended October 10, 2004. The decrease when expressed as a percentage of sales in the current three and seven periods is attributable to the menu price increases that were phased-in during the second quarter of the prior fiscal year, as well as continued favorability in commodity prices.

Restaurant operating expenses increased in absolute amount in the three and seven periods and decreased in the three and seven periods when expressed as a percentage of sales compared to the corresponding periods a year ago. The increase was due primarily to increases in labor and related costs, occupancy costs, and depreciation and amortization. These increases are directly attributable to the increase in restaurant count between periods. The decrease when expressed as a percentage of sales in the current three and seven periods compared to the equivalent periods was a result of the aforementioned increase in sales leveraged against the fixed portion of restaurant operating expenses.

Marketing, general and administrative costs were consistent between periods; however, they decreased as a percentage of restaurant sales in the three and seven periods when compared to the comparable periods due to the significant increase in revenues.

Interest expense, net decreased in the current three and seven periods when compared to the corresponding periods of the prior year. The decrease in the current three and seven periods was attributable to lower average borrowings outstanding offset by higher interest rates in the current periods compared to the equivalent periods a year ago. Additionally, interest expense, net has decreased due to an increase in interest income resulting from increased cash investments during the current periods compared to the equivalent periods a year ago.

Our effective income tax rate increased in the seven periods to 35.8% from 32.7% in the prior year's seven periods. The increase in the Company's effective income tax rate is attributable to the impact of increasing marginal statutory tax rates on the Company's increasing profitability.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source to fund our capital expenditures. Since we have accelerated our renovation and expansion program, we are relying more upon financing obtained from financial institutions. We have financed acquisitions principally through the use of borrowed funds.

We have borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan as well as a revolving line of credit facility. The line of credit facility allows us to borrow up to $15,000,000 through December 31, 2007. At October 9, 2005, we had a $2,306,000 letter of credit outstanding against such facility in connection with our workers compensation insurance program. Accordingly, at October 9, 2005, we had $12,694,000 available for borrowing. At October 9, 2005, we had $7,500,000 outstanding under the term loan which is payable in quarterly installments of $833,333 until the term loan matures in December 2007. The interest rate at October 9, 2005 of both the line of credit and the term loan was 5.02%. We have the option to pay interest at Wachovia's prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit our capital expenditures to certain amounts, require that we maintain certain financial ratios and profitability amounts and limit the payment of cash dividends.

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

On August 4, 2005, the Company completed the second and final tranche consisting of $10,000,000 aggregate principal amount of its Series B Preferred Stock sold to BFC. In connection with the second tranche, the Company issued and sold 400,000 shares of its Series B Preferred Stock. The Company received net proceeds of $9,884,000, after transaction costs, from the sale.

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

The Company is paying quarterly dividends on the Series B Preferred Stock. Between July 1, 2004 and October 9, 2005, the Company has paid cash dividends on the Series B Preferred Stock totaling an aggregate $705,000. At October 9, 2005, the Company has accrued but unpaid dividends on the Series B Preferred Stock totaling $25,000.

The holders of a majority of the outstanding Series B Preferred Stock are entitled to nominate one individual to the Company's board of directors. In the event that dividends are not paid for two consecutive quarters, the holders of the majority of the Series B Preferred Stock are entitled to elect one additional director.

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

As further discussed in Item 1. Legal Proceedings, the sale of the Series B Preferred Stock is the subject of pending litigation. The Company and its Board of Directors believe that the financing was and is in the Company's best interest and all of its shareholders, that there is no merit to the pending legal action, and have and intend to continue to vigorously defend and oppose the action. Based on the above discussion, the Company has not recorded a liability for this lawsuit, but legal expenses are being incurred to defend the Company and members of the Board of Directors. There can be no assurance that an adverse outcome of the litigation will not have a material adverse effect on the Company and its financial position.

Since restaurant businesses generally do not have large amounts of inventory and accounts receivable, there is no need to finance them. As a result, many restaurant businesses, including our own, operate with negative working capital.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

                                                     SEVEN PERIODS ENDED
                                            -----------------------------------
                                               OCTOBER 9,          October 10,
                                                 2005                2004
                                            ---------------     ---------------

Cash provided by operating activities           $   13,324           $  10,683
Cash used in investing activities                   (8,235)            (11,251)
Cash provided by financing activities                8,466               1,162
                                            ---------------     ---------------
Increase in cash and cash equivalents           $   13,555           $     594
                                            ===============     ===============

During fiscal 2005, we commenced a major renovation program to approximately 20 of our teppanyaki restaurants. We anticipate that the total cost of these renovations will range from $25 to $30 million over a three-year period. While the Company has recently experienced some delays in its renovation program due to permitting issues and the continued refinement of the teppanyaki prototype, the Company continues to pursue its renovation program. Our other future capital requirements depend on numerous factors, including market acceptance of our products, the timing and rate of expansion of our business, acquisitions, and other factors. We have experienced increases in our expenditures commensurate with growth in our operations and we anticipate that our expenditures will continue to increase in the foreseeable future. The Company currently has eight restaurants under development, consisting of two Benihana teppanyaki restaurants and six RA Sushi restaurants.

In addition to the renovation program, the Company will use its capital resources to complete the acquisition of the outstanding minority interest in Haru Holding Corp. On July 1, 2005, the Minority Stockholders gave notice of their intention to exercise the put option to sell their respective shares to the Company.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Currently, there is a dispute between the Company and the Minority Stockholders concerning the price upon which the Minority Stockholders may exercise their put option to sell the remaining interest in Haru to the Company. Under the Minority Stockholders' interpretation of the put option price formula, they claim to be entitled to between $5.5 million and $5.9 million for their interest. The Company believes that the proper application of the put option price formula would result in a payment to the Minority Stockholders of approximately $3.7 million. While the parties had previously agreed to submit the matter to a nonbinding mediation, the parties are no longer pursuing mediation as a means of resolving this dispute. There can be no assurance that this matter will not result in a legal proceeding or that the Company's interpretation of the put option price formula will prevail in any such proceeding. As of October 9, 2005, the Company had not acquired any shares covered by the put option.

Subsequent to the end of the second quarter, the Company completed the acquisition of a teppanyaki restaurant in Tucson, Arizona. The purchase price totaled $1.9 million, subject to adjustment. The restaurant which is currently operated under the Sakura name will be converted to a Benihana restaurant in the near future.

We believe that our cash from operations and the funds available under our term loan and line of credit and the proceeds from the issuances of the Series B Preferred Stock will provide sufficient capital to fund our operations, restaurant renovation programs and restaurant expansion for at least the next twelve months.


OPERATING ACTIVITIES

Cash provided by operating activities increased during the seven periods ended October 9, 2005 compared to the equivalent period in the previous year. The increase resulted mainly from the increase in net income offset by changes in working capital during the current seven periods when compared to the comparable seven periods a year ago.

INVESTING ACTIVITIES

Expenditures for property and equipment decreased during the seven periods ended October 9, 2005 from the prior comparable periods. While the Company has recently experienced some delays in its renovation program due to permitting issues and the continued refinement of the teppanyaki prototype, the Company continues to pursue its renovation program. Capital expenditures are expected to increase, however, as the Company accelerates the pace of its renovation and new store construction program. The Company currently has eight restaurants under development, consisting of two Benihana teppanyaki restaurants and six RA Sushi restaurants.

FINANCING ACTIVITIES

During the current seven periods there were stock option exercises with cash proceeds to the Company of $1,561,000 as compared to $463,000 in the comparable period a year ago. Our total indebtedness decreased by $2,526,000 during the seven periods ended October 9, 2005. We paid down $2,500,000 of the term loan and paid $26,000 under leases that are considered to be capital in nature. Additionally, as discussed above, on August 4, 2005, the Company completed the second and final tranche consisting of $10,000,000 aggregate principal amount of its Series B Preferred Stock sold to BFC. In connection with the second tranche, the Company issued and sold 400,000 shares of its Series B Preferred Stock. The Company received net proceeds of $9,884,000, after transaction costs, from the sale.

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

In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires compensation costs related to share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. With limited exceptions, the amount of compensation cost will be measured based on the fair market value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in net earnings. This new standard, as amended, will be effective for the Company beginning fiscal 2007. The Company is evaluating the impact of this standard on our consolidated financial statements.

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

BENIHANA INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes. We have no derivative agreements as of October 9, 2005.

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

While the Company has implemented these changes, testing of the operating effectiveness of these revised controls has not been completed. Management is providing sufficient time for observation and testing, so as to be able to conclude on the effectiveness of these changes. Management presently anticipates that the testing necessary to conclude on the effectiveness of these changes will be completed by the end of the third quarter of fiscal 2006.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of October 9, 2005, the Chief Executive Officer and Chief Financial Officer were not able to conclude that the Company's disclosure controls and procedures were effective for the reasons more fully described above related to the material weaknesses in the Company's internal control over financial reporting identified during the Company's evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended March 27, 2005. To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations, and cash flows for the periods presented.

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

The action alleges that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holding in the Company. The trial portion of the litigation was completed on November 15, 2004 and a decision is expected in the second half of the current fiscal year. The Company and its Board of Directors believe that the BFC financing was and is in the Company's best interest and all of its shareholders, that there is no merit to the action brought by BOT, and have and intend to continue to vigorously defend and oppose the action. Based on the above discussion, the Company has not recorded a liability for this lawsuit, but legal expenses are being incurred to defend the Company and members of the Board of Directors. There can be no assurance that an adverse outcome of the litigation will not have a material adverse effect on the Company and its financial position.

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


                                              BENIHANA INC.
                                              ---------------------------------
                                              (Registrant)


Date:  November 18, 2005                      /s/ Joel A. Schwartz
---------------------------------             ---------------------------------
                                              Joel A. Schwartz
                                              President and
                                              Chief Executive Officer
                                              and Director