Form 10-Q
period 2006-01-01
BENIHANA INC
filed 2006-02-10
CIK 935226

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended January 1, 2006

                                       or,

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  BENIHANA INC.
         ---------------------------------------------------------------
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

        Common Stock $.10 par value, 2,824,953 shares outstanding at January 31, 2006

        Class A Common Stock $.10 par value, 6,642,705 shares outstanding at January 31, 2006

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE AND TEN PERIODS ENDED JANUARY 1, 2006



TABLE OF CONTENTS
                                                                        PAGE

PART I -   Financial Information

           Item 1. Financial Statements - unaudited

             Condensed Consolidated Balance Sheets (unaudited)
                at January 1, 2006 and March 27, 2005                   1

             Condensed Consolidated Statements of Earnings
                (unaudited) for the Three and Ten Periods Ended
                January 1, 2006 and January 2, 2005                     2 - 3

             Condensed Consolidated Statement of Stockholders'
                Equity (unaudited) for the Ten Periods Ended
                January 1, 2006                                         4

             Condensed Consolidated Statements of Cash Flows
                (unaudited) for the Ten Periods Ended
                January 1, 2006 and January 2, 2005                     5

             Notes to Condensed Consolidated Financial Statements
                (unaudited)                                             6 - 13

           Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations              14 - 21

           Item 3. Quantitative and Qualitative Disclosures
             about Market Risk                                          21 - 22

           Item 4. Controls and Procedures                              22 - 23

PART II -  Other Information

           Item 1. Legal Proceedings                                    24

           Item 4. Results of Vote of Security Holders                  24 - 25

           Item 6. Exhibits and Reports on Form 8-K                     25

           Signature                                                    26

           Certifications                                               27 - 30


BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information
ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)                          JANUARY 1,     March 27,
                                                                                   2006           2005
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $   16,188     $   3,278
   Receivables, net                                                                  1,240           910
   Inventories                                                                       7,477         6,571
   Prepaid expenses, deferred income taxes and other current assets                  3,667         2,144
------------------------------------------------------------------------------------------------------------
Total current assets                                                                28,572        12,903

Property and equipment, net                                                        115,648       108,132
Goodwill                                                                            28,131        28,131
Other assets                                                                         5,741         5,088
------------------------------------------------------------------------------------------------------------
                                                                                $  178,092     $ 154,254
============================================================================================================
LIABILITIES, MINORITY INTEREST, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                        $   26,841     $  23,082
   Current maturity of bank debt                                                     3,333         3,333
   Current maturities of obligations under capital leases                                -            26
------------------------------------------------------------------------------------------------------------
Total current liabilities                                                           30,174        26,441

Long-term debt - bank                                                                3,333         6,667
Deferred credits under operating leases                                              7,135         6,479
Deferred income tax liability, net                                                     470           156
------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   41,112        39,743

Commitments and contingencies (Notes 6,8)

Minority interest                                                                    2,412         1,999
Convertible Preferred Stock - $1.00 par value; authorized -
   5,000,000 shares; Series B Mandatory Redeemable Convertible
   Preferred Stock - authorized - 800,000 shares; issued and
   outstanding - 800,000 and 400,000 shares, respectively, with a liquidation preference of $20 million plus accrued and unpaid
   dividends (Note 7)                                                               19,253         9,305
STOCKHOLDERS' EQUITY:
   Common stock - $.10 par value; convertible into Class A Common stock; authorized - 12,000,000 shares; issued and
     outstanding - 2,844,453 and 2,975,978 shares, respectively                        284           298
   Class A Common stock - $.10 par value; authorized -
     20,000,000 shares; issued and outstanding -
     6,529,164 and 6,198,475 shares, respectively                                      653           620
   Additional paid-in capital                                                       54,154        51,528
   Retained earnings                                                                60,367        50,904
   Treasury stock - 10,828 shares of Common and
     Class A Common stock at cost                                                     (143)         (143)
------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                         115,315       103,207
------------------------------------------------------------------------------------------------------------
                                                                                $  178,092     $ 154,254
============================================================================================================
See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(In thousands, except per share information)

                                                                         THREE PERIODS ENDED
                                                                    ---------------------------
                                                                      JANUARY 1,    January 2,
                                                                         2006          2005
-----------------------------------------------------------------------------------------------
REVENUES
Restaurant sales                                                      $  55,345     $  49,626
Franchise fees and royalties                                                299           425
-----------------------------------------------------------------------------------------------
Total revenues                                                           55,644        50,051
-----------------------------------------------------------------------------------------------


COSTS AND EXPENSES
Cost of food and beverage sales                                          13,476        11,695
Restaurant operating expenses                                            31,542        29,190
Restaurant opening costs                                                    200           114
Marketing, general and administrative expenses                            4,978         5,718
-----------------------------------------------------------------------------------------------
Total operating expenses                                                 50,196        46,717
-----------------------------------------------------------------------------------------------

Earnings from operations                                                  5,448         3,334
Interest (income) expense, net                                              (68)           56
-----------------------------------------------------------------------------------------------

Earnings before income taxes and minority interest                        5,516         3,278
Income tax provision                                                      2,107         1,130
-----------------------------------------------------------------------------------------------

Earnings before minority interest                                         3,409         2,148
Minority interest                                                           109           131
-----------------------------------------------------------------------------------------------

NET INCOME                                                            $   3,300     $   2,017
Less:  accretion of issuance costs and preferred stock dividends            251           132
-----------------------------------------------------------------------------------------------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                        $   3,049     $   1,885
===============================================================================================

EARNINGS PER SHARE
Basic earnings per common share                                       $     .33     $     .21
Diluted earnings per common share                                     $     .30     $     .20
===============================================================================================

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(In thousands, except per share information)

                                                                         TEN PERIODS ENDED
                                                                    ---------------------------
                                                                      JANUARY 1,    January 2,
                                                                         2006          2005
-----------------------------------------------------------------------------------------------
REVENUES
Restaurant sales                                                      $  183,236    $  162,361
Franchise fees and royalties                                               1,095         1,191
-----------------------------------------------------------------------------------------------
Total revenues                                                           184,331       163,552
-----------------------------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of food and beverage sales                                           44,322        40,626
Restaurant operating expenses                                            105,623        95,899
Restaurant opening costs                                                     679           667
Marketing, general and administrative expenses                            16,256        16,997
-----------------------------------------------------------------------------------------------
Total operating expenses                                                 166,880       154,189
-----------------------------------------------------------------------------------------------

Earnings from operations                                                  17,451         9,363
Interest expense, net                                                         28           242
-----------------------------------------------------------------------------------------------

Earnings before income taxes and minority interest                        17,423         9,121
Income tax provision                                                       6,367         3,038
-----------------------------------------------------------------------------------------------

Earnings before minority interest                                         11,056         6,083
Minority interest                                                            413           493
-----------------------------------------------------------------------------------------------

NET INCOME                                                            $   10,643    $    5,590
Less:  accretion of issuance costs and preferred stock dividends           1,180           290
-----------------------------------------------------------------------------------------------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                        $    9,463    $    5,300
-----------------------------------------------------------------------------------------------

EARNINGS PER SHARE
Basic earnings per common share                                       $     1.02    $      .59
Diluted earnings per common share                                     $     1.01    $      .56
-----------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

BENIHANA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
TEN PERIODS ENDED JANUARY 1, 2006
(UNAUDITED)

(In thousands, except share information)
                                                                 Class A   Additional                            Total
                                                       Common     Common     Paid-in    Retained    Treasury  Stockholders'
                                                        Stock     Stock      Capital    Earnings     Stock       Equity
---------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 27, 2005                                  $298       $620     $51,528     $50,904     $(143)     $103,207

  Net income                                                                              10,643                  10,643

  Issuance of 191,163 shares of Class A
    common stock from exercise of options                             19       1,645                               1,664

  Issuance of 8,000 shares of common stock
    from exercise of options                                -                     56                                  56

  Conversion of 139,526 shares of common stock
    into 139,526 shares of Class A common stock
    at $.10 par value                                     (14)        14                                               -

  Dividends declared on Series B Preferred Stock                                            (590)                   (590)

  Accretion of issuance costs on Series B
    Preferred Stock                                                                          (64)                    (64)

  Deemed dividend on Series B Preferred Stock
    beneficial conversion feature                                                526        (526)                      -

  Tax benefit from stock option exercises                                        399                                 399

---------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 2006                                 $284       $653     $54,154     $60,367     $(143)     $115,315
===========================================================================================================================

See notes to condensed consolidated financial statements



BENIHANA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands, except share information)                                               TEN PERIODS ENDED
                                                                               ---------------------------------
                                                                                  JANUARY 1,        January 2,
                                                                                     2006              2005
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                       $   10,643         $   5,590
Adjustments to reconcile net income to net
  cash provided by operating activities, net of acquisition:
    Depreciation and amortization                                                     8,364             7,282
    Minority interest                                                                   413               493
    Deferred income taxes                                                                34               238
    Stock-based compensation                                                              -                 7
    Tax benefit from stock option exercises                                             399               124
    Loss on disposal of assets                                                          331               191
    Change in operating assets and liabilities that provided (used) cash:
           Receivables                                                                 (205)             (508)
           Inventories                                                                 (927)             (685)
           Prepaid expenses and other current assets                                 (1,243)           (1,060)
           Other assets                                                                (807)              (41)
           Accounts payable and accrued expenses and deferred
              obligations under operating leases                                      4,458             5,324
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            21,460            16,955
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Expenditures for property and equipment                                             (16,142)          (15,171)
Payment of contingent consideration on RA Sushi acquisition                            (348)             (652)
Cash proceeds from sale of property and equipment                                       149                 4
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (16,341)          (15,819)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Repayment of long-term loan and obligations under capital leases                     (3,360)           (3,223)
Repayment of revolving line of credit                                                     -           (14,000)
Proceeds from issuance of Series B Preferred Stock, net                               9,884             9,253
Borrowings under revolving line of credit                                                 -             5,500
Proceeds from issuance of common stock under exercise of stock options                1,720               611
Dividends paid on Series B Preferred Stock                                             (453)             (126)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                   7,791            (1,985)
----------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 12,910              (849)
Cash and cash equivalents, beginning of year                                          3,278             2,196
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $   16,188         $   1,347
================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the ten periods:
  Interest                                                                       $      387        $      366
  Income taxes                                                                   $    5,904        $    3,173
================================================================================================================
Noncash investing and financing activities:
During the ten periods ended January 1, 2006 and January 2, 2005, the Company acquired property and equipment totaling $1,251,000 and $1,167,000, respectively, for which cash payments had not yet been made.
During the ten periods ended January 1, 2006, 139,526 shares of common stock were converted into 139,526 shares of Class A common stock.
During the ten periods ended January 1, 2006, the Company received a note receivable for $375,000 as partial consideration for the sale of a Benihana restaurant located in Monterey, California.
During the ten periods ended January 2, 2005, 142,000 shares of common stock were converted into 142,000 shares of Class A common stock.
During the ten periods ended January 2, 2005, $348,000 of goodwill was accrued related to contingent payments accrued for the RA Sushi acquisition.

See notes to condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 1, 2006 AND JANUARY 2, 2005
(UNAUDITED)


1.   GENERAL

     The accompanying condensed balance sheet as of March 27, 2005, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 27, 2005 appearing in the Benihana Inc. and Subsidiaries (the "Company") Form 10-K filed with the Securities and Exchange Commission.

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

     These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the ten periods (forty weeks) ended January 1, 2006 and January 2, 2005 are not necessarily indicative of the results to be expected for the full year.

     The Company has a 52/53-week fiscal year. The Company's fiscal year ends on the Sunday within the dates of March 26 through April 1. The Company divides the fiscal year into 13 four-week periods. Because of the odd number of periods, the Company's first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consists of 3 periods totaling 12 weeks each. In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year. This operating calendar provides the Company a consistent number of operating days within each period, as well as ensures that certain holidays significant to the Company occur consistently within the same fiscal quarters. Because of the differences in length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable.

     In the accompanying unaudited condensed consolidated statement of cash flows for the ten periods ended January 1, 2006 and January 2, 2005, respectively, the Company has changed the classification of the following items:

     o The tax benefit from stock option exercises to present such as an operating activity. The Company previously presented such amount as a financing activity.
     o Contingent payments of $348,000 and $652,000 made during the quarters ended July 17, 2005 and July 18, 2004, respectively, related to its RA Sushi acquisition as a use of cash related to investing activities in the accompanying unaudited condensed consolidated statement of cash flows for the ten periods ended January 1, 2006 and January 2, 2005, respectively. These payments had been previously presented within the change in operating liabilities and reducing the net cash provided by operating activities during prior periods.
     o Additions to property and equipment for which payments have not been made as of the respective period end. These amounts were previously presented within the change in operating liabilities and as an expenditures for property and equipment instead of as a noncash investing activities.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 1, 2006 AND JANUARY 2, 2005
(UNAUDITED)


     These changes resulted in a net decrease of $147,000 in net cash provided by operating activities, a net decrease of $271,000 in net cash used in investing activities and an increase of $124,000 in net cash used in financing activities from amounts previously presented.

2.   STOCK-BASED COMPENSATION

     The Company accounts for stock options issued to employees under the intrinsic value method of accounting for stock-based compensation. The Company recognizes no compensation expense with respect to such awards because stock options are granted at the fair market value of the underlying shares on the date of the grant.

     Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on net income and earnings per share for the three and ten periods ended (in thousands, except per share information):

                                                         THREE PERIODS ENDED               TEN PERIODS ENDED
                                                    ------------------------------   ------------------------------
                                                      JANUARY 1,       January 2,      JANUARY 1,       January 2,
                                                         2006             2005           2006              2005
                                                    -------------    -------------   -------------    -------------
      NET INCOME
         As reported                                 $    3,300       $    2,017      $   10,643       $    5,590
         Less: Accretion of issuance costs
           and preferred stock dividends                    251              132           1,180              290
                                                    -------------    -------------   -------------    -------------
         Net income attributable to
           common stockholders                            3,049            1,885           9,463            5,300
         Add:  Stock-based compensation
           cost included in net income                        -                -               -                7
         Less:  Total stock-based
           employee compensation
           expense determined under
           fair value based method
           for all awards                                   113              103             159              356
                                                    -------------    -------------   -------------    -------------
         Pro forma income for computation of
           basic earnings per share                  $    2,936       $    1,782      $    9,304       $    4,951
         Add: Accretion of issuance costs
           and preferred stock dividends                    251              132           1,180              290
                                                    -------------    -------------   -------------    -------------
         Pro forma income for computation of
           diluted earnings per common
           share                                     $    3,187       $    1,914      $   10,484       $    5,241
                                                    =============    =============   =============    =============
      BASIC EARNINGS PER SHARE
         As reported                                 $      .33       $      .21      $     1.02       $      .59
                                                    =============    =============   =============    =============
         Pro forma                                   $      .31       $      .19      $     1.00       $      .55
                                                    =============    =============   =============    =============
      DILUTED EARNINGS PER SHARE
         As reported                                 $      .30       $      .20      $     1.01       $      .56
                                                    =============    =============   =============    =============
         Pro forma                                   $      .29       $      .17      $      .99       $      .50
                                                    =============    =============   =============    =============

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 1, 2006 AND JANUARY 2, 2005
(UNAUDITED)


3.   INVENTORIES

     Inventories consist of (in thousands):

                                              JANUARY 1,       March 27,
                                                 2006            2005
                                            -------------    -------------

     Food and beverage                         $  3,871        $   2,834
     Supplies                                     3,606            3,737
                                            -------------    -------------

                                               $  7,477        $   6,571
                                            =============    =============

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

     The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock (in thousands):

                                                         THREE PERIODS ENDED             TEN PERIODS ENDED
                                                   ------------------------------   ------------------------------
                                                     JANUARY 1,       January 2,      JANUARY 1,       January 2,
                                                        2006             2005           2006              2005
                                                   -------------    -------------   -------------    -------------
     Net income, as reported                         $   3,300        $   2,017       $  10,643        $   5,590
     Less:  Accretion of issuance costs and
        preferred stock dividends                          251              132           1,180              290
                                                   -------------    -------------   -------------    -------------
     Income for computation of basic
        earnings per common share                        3,049            1,885           9,463            5,300
     Add: Accretion of issuance costs and
        preferred stock dividends                          251              132           1,180              290
                                                   -------------    -------------   -------------    -------------
     Income for computation of diluted
        earnings per common share                    $   3,300        $   2,017       $  10,643        $   5,590
                                                   =============    =============   =============    =============

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 1, 2006 AND JANUARY 2, 2005
(UNAUDITED)

                                                         THREE PERIODS ENDED             TEN PERIODS ENDED
                                                   ------------------------------   ------------------------------
                                                     JANUARY 1,       January 2,      JANUARY 1,       January 2,
                                                        2006             2005           2006              2005
                                                   -------------    -------------   -------------    -------------
     Weighted average number of
        common shares used in basic
        earnings per share                               9,365            9,160           9,295            9,050
     Effect of dilutive securities:
        Stock options                                      574              380             430              495
        Series B Preferred Stock                         1,066              648             823              434
                                                   -------------    -------------   -------------    -------------
     Weighted average number of
        common shares and dilutive
        potential common stock used
        in diluted earnings per share                   11,005           10,188          10,548            9,979
                                                   =============    =============   =============    =============

     During the three and ten periods ended January 1, 2006, stock options to purchase 60,000 shares of common stock were excluded from the calculation of diluted earnings per share since the effect would be considered antidilutive.

5.   RESTAURANT OPERATING EXPENSES

     Restaurant operating expenses consist of the following (in thousands):

                                                         THREE PERIODS ENDED             TEN PERIODS ENDED
                                                   ------------------------------   ------------------------------
                                                     JANUARY 1,       January 2,      JANUARY 1,       January 2,
                                                        2006             2005           2006              2005
                                                   -------------    -------------   -------------    -------------
     Labor and related costs                        $    18,472      $    17,604     $    62,083       $   57,747
     Restaurant supplies                                  1,143              999           3,720            3,168
     Credit card discounts                                1,038              908           3,365            2,916
     Utilities                                            1,330            1,140           4,633            3,978
     Occupancy costs                                      3,295            2,943          11,006            9,653
     Depreciation and amortization                        2,449            2,204           8,036            7,118
     Other restaurant operating expenses                  3,815            3,392          12,780           11,319
                                                   -------------    -------------   -------------    -------------
     Total restaurant operating expenses            $    31,542      $    29,190     $   105,623       $   95,899
                                                   =============    =============   =============    =============

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 1, 2006 AND JANUARY 2, 2005
(UNAUDITED)


6.   LONG-TERM DEBT

     The Company has borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan. Additionally, the Company maintains a revolving line of credit facility. The line of credit facility allows the Company to borrow up to $15,000,000 through December 31, 2007. At January 1, 2006, the Company had a $2,306,000 letter of credit outstanding against such facility in connection with its workers' compensation insurance program. Accordingly, at January 1, 2006, the Company had $12,694,000 available for borrowing, as no amounts were outstanding. At January 1, 2006, the Company had $6,666,000 outstanding under the term loan which is payable in quarterly installments of $833,333 until the term loan matures in December 2007. The interest rate at January 1, 2006 of both the line of credit and the term loan was 5.53%. The Company has the option to pay interest at Wachovia's prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to its indebtedness. The loan agreements limit capital expenditures to certain amounts, require that the Company maintain certain financial ratios and profitability amounts and limit the payment of cash dividends. As of January 1, 2006, the Company was in compliance with all covenants of the Company's credit agreement with Wachovia.

7.   RELATED PARTY TRANSACTION

     On July 1, 2004, the Company received net proceeds of $9,253,000, after transaction costs, representing the funding of the first $10,000,000 tranche of its sale of $20,000,000 aggregate principal amount of Series B Convertible Preferred Stock ("Series B Preferred Stock") to BFC Financial Corporation ("BFC"). In connection with the first tranche, the Company issued and sold 400,000 shares of its Series B Preferred Stock. John E. Abdo, a director of the Company, is a director and Vice Chairman of the Board of BFC and is a significant shareholder of BFC.

     On August 4, 2005, the Company completed the second and final tranche consisting of $10,000,000 aggregate principal amount of its Series B Preferred Stock sold to BFC. In connection with the second tranche, the Company issued and sold 400,000 shares of its Series B Preferred Stock. The Company received net proceeds of $9,884,000, after transaction costs, from the sale.

     The Series B Preferred Stock has a liquidation preference of $20,000,000, or $25.00 per share, (subject to anti-dilution provisions) plus accrued and unpaid dividends. The Series B Preferred Stock is convertible into Common Stock of the Company at a conversion price of $19.00 per share that is 1.32 shares of Common Stock for each share of Series B Preferred Stock (subject to anti-dilution provisions). The 800,000 shares of Series B Preferred Stock outstanding at January 1, 2006 are convertible into an aggregate 1,052,632 shares of Common Stock. The Series B Preferred Stock carries a dividend at the annual rate of $1.25 per share (or 5% of the purchase price) payable in cash or additional Series B Preferred Stock, and votes on an "as if converted" basis together with the Company's Common Stock on all matters put to a vote of the holders of Common Stock. In addition, under certain circumstances, the approval of a majority of the Series B Preferred Stock is required for certain events outside the ordinary course of business, principally acquisitions or disposition of assets having a value in excess of 25% of the total consolidated assets of the Company.

     The Company pays quarterly dividends on the Series B Preferred Stock, and at January 1, 2006, accrued but unpaid dividends on the Series B Preferred Stock totaled $255,000.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 1, 2006 AND JANUARY 2, 2005
(UNAUDITED)


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

     On July 1, 2005, the Minority Stockholders exercised the put option. Since that time the parties have been engaged in negotiations over the calculation of the put option price.

     The Minority Stockholders claim to be entitled to between $5.5 million and $5.9 million for their interest. The Company believes that the proper application of the put option price formula would result in a payment to the Minority Stockholders of approximately $3.7 million. There can be no assurance that this matter will not result in a legal proceeding or that the Company's interpretation of the put option price formula will prevail in any such proceeding. As of January 1, 2006, the Company had not acquired any shares covered by the put option and the Company continues to account for the Haru operations on the same basis as it did prior to the exercise of the put option.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 1, 2006 AND JANUARY 2, 2005
(UNAUDITED)


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

     On July 2, 2004, Benihana of Tokyo, Inc. ("BOT"), a significant holder of the Company's Common Stock, commenced a lawsuit in the Court of Chancery of the State of Delaware (the "Chancery Court") against the Company, individuals who were then members of the Company's Board of Directors and BFC Financial Corporation ("BFC"). The action, which purported to be brought both individually and derivatively on behalf of the Company, sought temporary and permanent injunctive relief, monetary damages of $14.2 million for loss of value of the Company's Common Stock and from $9.5 million to $10.8 million for loss of an alleged control premium, and recovery of costs and expenses, in connection with the closing of the $20.0 million sale of a new class of Series B Preferred Stock of the Company to BFC, a diversified holding company with operations in banking, real estate and other industries (see Note 7). John E. Abdo, a director of the Company, serves as a Vice Chairman, director, and is a significant shareholder of BFC. Among other relief sought, the action sought rescission of the sale of the Series B Preferred Stock to BFC.

     The action alleged that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holding in the Company. The trial of the action was completed on November 15, 2004.

     On December 8, 2005, the Chancery Court rejected all claims asserted against the Company and its directors in the suit brought by BOT. In rejecting BOT's claims, the Chancery Court found that "the directors who approved the transaction did so on an informed basis, acting in good faith and believing that they were acting in the best interests of Benihana." Thereafter, BOT filed an appeal with respect to the decision of the Chancery Court. The Company and its Board of Directors believe that the BFC financing was and is in the best interests of the Company and all of its shareholders, that there is no merit to the action brought by BOT, and intend to continue to vigorously defend and oppose the action. The Company has not recorded a liability for this lawsuit, but legal expenses are being incurred and recognized to defend the Company and members of the Board of Directors. There can be no assurance that an adverse result from an appeal that overturns the Chancery Court's ruling will not have a material adverse effect on the Company and its financial position.

     The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.

     The Company has entered into supply agreements for the purchase of beef and chicken, in the normal course of business, at fixed prices for twelve- and six-month terms, respectively, beginning on January 1, 2006. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED JANUARY 1, 2006 AND JANUARY 2, 2005
(UNAUDITED)


9.   PURCHASE AND SALE OF RESTAURANT FACILITIES

     During November 2005, the Company completed the acquisition of a teppanyaki restaurant facility in Tucson, Arizona. The purchase price totaled $1.9 million payable in cash. The restaurant facility has been converted to a Benihana restaurant. The cash expenditure for this asset purchase is included in expenditures for property and equipment in the statement of cash flows for the ten periods ended January 1, 2006.

     During December 2005, the Company sold its Benihana restaurant facility located in Monterey, California to a new franchisee. The restaurant facility was sold for $522,000, of which $147,000 was paid in cash and $375,000 is payable with interest over three years. The franchisee has entered into a 15-year franchise agreement for the operation of the Monterey location. The cash receipt is included in cash proceeds from sale of property and equipment in the statement of cash flows for the ten periods ended January 1, 2006.

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

     In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires compensation costs related to share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. With limited exceptions, the amount of compensation cost will be measured based on the fair market value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in net earnings. This new standard, as amended, will be effective for the Company beginning fiscal 2007. The Company is evaluating the impact of this standard on our consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's revenues consist of sales of food and beverages at our restaurants and licensing fees from franchised restaurants. Cost of restaurant food and beverages sold represents the direct cost of the ingredients for the prepared food and beverages sold. Restaurant operating expenses consist of direct and indirect labor, occupancy costs, advertising and other costs that are directly attributed to each restaurant location. Restaurant opening costs include rent paid during the development period, as well as labor, training expenses and certain other pre-opening charges which are expensed as incurred.

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation, restaurant patronage and the average check amount. Expenses are additionally dependent upon commodity costs, average wage rates, marketing costs and the costs of administering restaurant operations.

As of January 1, 2006 and January 2, 2005, the Company was operating 72 and 69 restaurants, respectively.

Revenues increased 11.2% in the current three periods and 12.7% in the current ten periods when compared to the corresponding periods a year ago. Net income increased 63.6% in the current three periods and 90.4% in the current ten periods when compared to the corresponding periods a year ago. Earnings per diluted share increased 50.0% and 80.4%, in the current three and ten periods, respectively, when compared to the corresponding periods a year ago. Revenues and net income increased in the current three periods due to increased sales as a result of traffic increases. Additionally, marketing, general and administrative expenses during the three and ten periods ended January 1, 2006 decreased when compared to the corresponding periods a year ago because legal fees were incurred during the third quarter of last year, which totaled approximately $1,200,000 related to the Benihana of Tokyo, Inc. litigation, while similar levels of spending were not incurred during the current year.

REVENUES

THREE AND TEN PERIODS ENDED JANUARY 1, 2006 COMPARED TO JANUARY 2, 2005 -- The amounts of revenues and the changes in amount and percentage change in amount of revenues from the previous fiscal year are shown in the following tables (in thousands).

                                                 THREE PERIODS ENDED             TEN PERIODS ENDED
                                           ------------------------------   ------------------------------
                                             JANUARY 1,       January 2,      JANUARY 1,       January 2,
                                                2006             2005           2006              2005
                                           -------------    -------------   -------------    -------------
Restaurant sales                            $    55,345      $    49,626     $   183,236      $   162,361
Franchise fees and royalties                        299              425           1,095            1,191
                                           -------------    -------------   -------------    -------------
Total revenues                              $    55,644      $    50,051     $   184,331      $   163,552
                                           =============    =============   =============    =============


                                                 THREE PERIODS ENDED             TEN PERIODS ENDED
                                           ------------------------------   ------------------------------
                                             JANUARY 1,       January 2,      JANUARY 1,       January 2,
                                                2006             2005           2006              2005
                                           -------------    -------------   -------------    -------------
Amount of change in total
   revenues from previous year              $     5,593      $     3,079     $    20,779      $    11,243
                                           -------------    -------------   -------------    -------------
Percentage of change from the
   previous year                                  11.2%             6.6%           12.7%             7.4%
                                           =============    =============   =============    =============

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restaurant sales increased for the three and ten periods ended January 1, 2006 compared to the corresponding periods a year ago. Positive comparable sales contributed an additional $3.5 million in the current three periods and $13.0 million for the current ten periods when compared to the equivalent periods a year ago. Newly opened restaurants contributed an additional $1.2 million for the current three periods and $5.8 million for the ten periods as compared to the corresponding periods a year ago. Additionally, acquired restaurants contributed an additional $0.9 million during the current three periods and $2.3 million during the ten periods as compared to the corresponding periods a year ago. The timing of temporary and permanent restaurant closures was beneficial by $0.1 million for the current three periods when compared to the equivalent periods a year ago. The timing of temporary and permanent restaurant closures had a nominal impact on the current ten periods when compared to the equivalent periods a year ago.

Comparable restaurant sales growth for restaurants opened longer than one year was 7.4% in the current three periods and 8.2% for the current ten periods compared to the equivalent periods a year ago. Comparable sales for the teppanyaki restaurants increased 5.1% and 6.9%, comparable sales for the Haru restaurants increased 1.7% and 1.2%, comparable sales for the RA Sushi restaurants increased 35.5% and 29.7%, and for the one Doraku restaurant comparable sales increased 23.2% and 27.8% in the current three and ten periods, respectively, when compared to the equivalent periods a year ago.

COSTS AND EXPENSES

THREE AND TEN PERIODS ENDED JANUARY 1, 2006 COMPARED TO JANUARY 2, 2005 -- The following table reflects the proportion that the various elements of costs and expenses bore to restaurant sales and the changes in amounts and percentage changes in amounts from the previous year's three and ten periods.

                                                 THREE PERIODS ENDED             TEN PERIODS ENDED
                                           ------------------------------   ------------------------------
                                             JANUARY 1,       January 2,      JANUARY 1,       January 2,
                                                2006             2005           2006              2005
                                           -------------    -------------   -------------    -------------
COST AS A PERCENTAGE OF
RESTAURANT SALES:
Cost of food and beverage sales                   24.4%            23.6%           24.2%            25.0%
Restaurant operating expenses                     57.0%            58.8%           57.6%            59.1%
Restaurant opening costs                           0.4%             0.2%            0.4%             0.4%
Marketing, general and
  administrative expenses                          9.0%            11.5%            8.9%            10.5%


                                                 THREE PERIODS ENDED             TEN PERIODS ENDED
                                           ------------------------------   ------------------------------
                                             JANUARY 1,       January 2,      JANUARY 1,       January 2,
                                                2006             2005           2006              2005
                                           -------------    -------------   -------------    -------------
AMOUNT OF INCREASE (DECREASE)
FROM PREVIOUS COMPARABLE PERIOD
(IN THOUSANDS):
Cost of food and beverage sales             $     1,781      $      (401)    $     3,696      $     1,727
Restaurant operating expenses               $     2,352      $     1,892     $     9,724      $     6,799
Restaurant opening costs                    $        86      $      (640)    $        12      $    (1,125)
Marketing, general and
  administrative expenses                   $     (740)      $     1,929     $      (741)     $     4,497

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                 THREE PERIODS ENDED             TEN PERIODS ENDED
                                           ------------------------------   ------------------------------
                                             JANUARY 1,       January 2,      JANUARY 1,       January 2,
                                                2006             2005           2006              2005
                                           -------------    -------------   -------------    -------------
PERCENTAGE INCREASE (DECREASE)
FROM PREVIOUS COMPARABLE PERIOD:
Cost of food and beverage sales                   15.2%            (3.3%)           9.1%             4.4%
Restaurant operating expenses                      8.1%             6.9%           10.1%             7.6%
Restaurant opening costs                          75.4%           (84.9%)           1.8%           (62.8%)
Marketing, general and
      administrative expenses                    (12.9%)           50.9%           (4.4%)           36.0%

The cost of food and beverage sales increased in the current three periods and ten periods in total dollar amount. The cost of food and beverage sales when expressed as percentage of sales increased in the current thee periods, but decreased in the current ten periods when compared to the corresponding periods in the prior year. Costs of food and beverage sales, which are generally variable with sales, increased with the increase in restaurant sales during the current three and ten periods ended January 1, 2006. The decrease when expressed as a percentage of sales during the current ten periods can be attributed to menu price increases taken during the prior year's second fiscal quarter coupled with relatively stable commodity prices.

Restaurant operating expenses increased in amount, but decreased when expressed as a percentage of sales when compared to the corresponding periods a year ago. The increase in amount is due to increased labor and related costs, occupancy costs, and depreciation and amortization associated with the newly opened teppanyaki and RA Sushi restaurants and from capital expenditures made to existing restaurants which also increased depreciation and amortization in the current three and ten periods when compared to the equivalent periods. The decrease when expressed as a percentage of sales is mainly attributable to efficiencies experienced in labor costs related to increased sales volume.

Restaurant opening costs increased in the current three and ten periods ended January 1, 2006 compared to the prior year corresponding periods. The increase in the current three and ten periods when compared to the equivalent periods a year ago is attributable to the fact that we currently have more restaurants in the development stage when pre-opening costs are incurred than we did in the comparable periods a year ago. As of January 1, 2006 and January 2, 2005, the Company had ten and six restaurants under development, respectively.

Marketing, general and administrative costs decreased in absolute amount and when expressed as a percentage of sales in the current three and ten periods when compared to the equivalent periods a year ago. The decrease is due to legal fees totaling approximately $1.2 million which were incurred during the third fiscal quarter of the preceding year related to the Benihana of Tokyo, Inc. litigation. Similar levels of spending were not incurred during the current fiscal quarter. These savings, however, have been partially offset by increased administrative salaries and professional fees. The increase in administrative salaries is attributable to additional corporate personnel hired to accommodate the Company's growth plans. The Company has added personnel in various corporate departments, most notably the Construction Department. The increase in professional fees is attributable to professional fees relating to continued Sarbanes-Oxley Section 404 compliance, as well as remediation efforts in addressing the material weaknesses identified during fiscal 2005.

Interest expense, net, decreased in the current three and ten periods when compared to the corresponding periods of the prior year. The decrease in the current three and ten periods was attributable to lower average borrowings outstanding offset by higher interest rates in the current periods compared to the equivalent periods a year ago. Additionally, interest expense, net, has decreased due to an increase in interest income resulting from increased cash investments during the current periods compared to the equivalent periods a year ago.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's effective income tax rate increased in the current ten periods to 36.5% from 33.3% in the prior year's ten periods. The increase in the Company's effective income tax rate is attributable to the impact of increasing marginal statutory rates on the Company's increasing profitability.

OUR FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source to fund our capital expenditures. Since the Company has accelerated its building program, the Company is relying more upon financing obtained from financial institutions. The Company has financed acquisitions principally through the use of borrowed funds.

The Company has borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan. Additionally, the Company maintains a revolving line of credit facility. The line of credit facility allows the Company to borrow up to $15,000,000 through December 31, 2007. At January 1, 2006, the Company had a $2,306,000 letter of credit outstanding against such facility in connection with its workers compensation insurance program. Accordingly, at January 1, 2006, the Company had $12,694,000 available for borrowing, as no amounts were outstanding. At January 1, 2006, the Company had $6,666,000 outstanding under the term loan which is payable in quarterly installments of $833,333 until the term loan matures in December 2007. The interest rate at January 1, 2006 of both the line of credit and the term loan was 5.53%. The Company has the option to pay interest at Wachovia's prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization to our indebtedness. The loan agreements limit capital expenditures to certain amounts, require that the Company maintain certain financial ratios and profitability amounts and limit the payment of cash dividends.

On July 1, 2004, the Company received net proceeds of $9,253,000, after transaction costs, representing the funding of the first $10,000,000 tranche of its sale of $20,000,000 aggregate principal amount of Series B Convertible Preferred Stock ("Series B Preferred Stock") to BFC Financial Corporation ("BFC"). In connection with the first tranche, the Company issued and sold 400,000 shares of its Series B Preferred Stock. John E. Abdo, a director of the Company, is a director and Vice Chairman of the Board of BFC and is a significant shareholder of BFC.

On August 4, 2005, the Company completed the second and final tranche consisting of $10,000,000 aggregate principal amount of its Series B Preferred Stock sold to BFC. In connection with the second tranche, the Company issued and sold 400,000 shares of its Series B Preferred Stock. The Company received net proceeds of $9,884,000, after transaction costs, from the sale.

The Series B Preferred Stock has a liquidation preference of $20,000,000, or $25.00 per share, (subject to anti-dilution provisions). The Series B Preferred Stock is convertible into Common Stock of the Company at a conversion price of $19.00 per share, that is 1.32 shares of Common Stock for each share of Series B Preferred Stock (subject to anti-dilution provisions), carries a dividend at the annual rate of $1.25 per share (or 5% of the purchase price) payable in cash or additional Series B Preferred Stock, and votes on an "as if converted" basis together with the Company's Common Stock on all matters put to a vote of the holders of Common Stock. In addition, under certain circumstances, the approval of a majority of the Series B Preferred Stock is required for certain events outside the ordinary course of business, principally acquisitions or disposition of assets having a value in excess of 25% of the total consolidated assets of the Company.

The Company pays quarterly dividends on the Series B Preferred Stock, and at January 1, 2006, accrued but unpaid dividends on the Series B Preferred Stock totaled $255,000.

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

As further discussed in Item 1. Legal Proceedings, the sale of the Series B Preferred Stock is the subject of pending litigation. While the Delaware Court of Chancery (the "Chancery Court") has rejected all claims asserted against the Company and certain directors, the decision has been appealed. The Company and its Board of Directors believe that the financing was and is in the best interests of the Company and all of its shareholders, that there is no merit to the pending legal action, and intend to continue to vigorously defend and oppose the action. The Company has not recorded a liability for this lawsuit, but legal expenses are being incurred and recognized to defend the Company and members of the Board of Directors. There can be no assurance that an adverse result from an appeal that overturns the Chancery Court's ruling will not have a material adverse effect on the Company and its financial position.

The Company has entered into supply agreements for the purchase of beef and chicken, in the normal course of business, at fixed prices for twelve- and six-month terms, respectively, beginning on January 1, 2006. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance such items. As a result, many restaurant businesses, including our own, operate with negative working capital.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

                                                               TEN PERIODS ENDED
                                                       --------------------------------
                                                         JANUARY 1,        January 2,
                                                            2006              2005
                                                       --------------    --------------
Cash provided by operating activities                   $     21,460      $     16,955
Cash used in investing activities                            (16,341)          (15,819)
Cash provided by (used in) financing activities                7,791            (1,985)
                                                       --------------    --------------
Increase (decrease) in cash and cash equivalents        $     12,910      $       (849)
                                                       ==============    ==============

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During fiscal 2005, the Company commenced a major renovation program to approximately 20 of its teppanyaki restaurants. Management anticipates that the total cost of these renovations will range from $25 to $30 million over a three-year period. While the Company has recently experienced some delays in its renovation program due to construction permitting issues and the continuing refinement of the teppanyaki prototype, the Company is pursuing its renovation program. Other future capital requirements depend on numerous factors, including market acceptance of products, the timing and rate of expansion of the business, acquisitions, and other factors. The Company has experienced increases in its expenditures commensurate with growth in its operations and management anticipates that expenditures will continue to increase in the foreseeable future. The Company currently has ten restaurants under development, consisting of two Benihana teppanyaki restaurants and eight RA Sushi restaurants.

In addition to the renovation program, the Company will use its capital resources to complete the acquisition of the outstanding minority interest in Haru Holding Corp. On July 1, 2005, the Minority Stockholders exercised the put option to sell their respective shares to the Company.

Currently, there is a dispute between the Company and the Minority Stockholders concerning the price upon which the Minority Stockholders may exercise their put option to sell the remaining interest in Haru to the Company. Under the Minority Stockholders' interpretation of the put option price formula, they claim to be entitled to between $5.5 million and $5.9 million for their interest. The Company believes that the proper application of the put option price formula would result in a payment to the Minority Stockholders of approximately $3.7 million. There can be no assurance that this matter will not result in a legal proceeding or that the Company's interpretation of the put option price formula will prevail in any such proceeding. As of January 1, 2006, the Company had not acquired any shares covered by the put option.

Management believes that the Company's cash from operations and the funds available under the term loan and line of credit and the proceeds from the issuances of the Series B Preferred Stock will provide sufficient capital to fund operations, the restaurant renovation program and restaurant expansion for at least the next twelve months.

OPERATING ACTIVITIES

Cash provided by operations increased during the ten periods ended January 1, 2006 compared to the equivalent period in the previous year. The increase resulted mainly from the increase in net income offset by the changes in working capital during the current ten periods when compared to the comparable ten periods a year ago.

INVESTING ACTIVITIES

Expenditures for property and equipment increased slightly during the ten periods ended January 1, 2006 from the prior comparable periods. While the Company has recently experienced some delays in its renovation program due to construction permitting issues and the continued refinement of the teppanyaki prototype, the Company continues to pursue its renovation program. Capital expenditures are expected to increase, however, as the Company accelerates the pace of its renovation and new store construction program. The Company currently has ten restaurants under development, consisting of two Benihana teppanyaki restaurants and eight RA Sushi restaurants.

Additionally, during the third fiscal quarter, the Company acquired a teppanyaki restaurant facility in Tucson, Arizona. The purchase price, which was paid in cash, totaled $1.9 million. The restaurant facility has been converted to a Benihana restaurant.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the third fiscal quarter, the Company also sold a Benihana restaurant facility located in Monterey, California, to a new franchisee. The restaurant facility was sold for $522,000, of which $147,000 was paid in cash and $375,000 is payable with interest over three years.

FINANCING ACTIVITIES

During the current ten periods, there were stock option exercises with cash proceeds to the Company of $1,720,000 as compared to $611,000 in the comparable period a year ago. Our total indebtedness decreased by $3,360,000 during the ten periods ended January 1, 2006. We paid down $3,334,000 of the term loan and paid $26,000 under leases that are considered to be capital in nature. Additionally, as discussed above, on August 4, 2005, the Company completed the take down of the second and final tranche consisting of $10,000,000 aggregate principal amount of its Series B Preferred Stock sold to BFC. In connection with the second tranche, the Company issued and sold 400,000 shares of its Series B Preferred Stock. The Company received net proceeds of $9,884,000, after transaction costs, from the sale.


CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and estimates and a description of accounting policies that are considered critical may be found in the Company's 2005 Annual Report on Form 10-K, filed on June 24, 2005, in the Notes to Consolidated Financial Statements,
Note 1, and the Critical Accounting Policies section of Management's Discussion and Analysis.


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

In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires compensation costs related to share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. With limited exceptions, the amount of compensation cost will be measured based on the fair market value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in net earnings. This new standard, as amended, will be effective for the Company beginning fiscal 2007. The Company is evaluating the impact of this standard on our consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This quarterly report contains various "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs concerning future events, including unit growth, future capital expenditures, and other operating information. A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including changes in consumer dining preferences, fluctuations in commodity prices, availability of qualified employees, changes in the general economy, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, harsh weather conditions in areas in which we and our franchisees operate restaurants or plan to build new restaurants, acceptance of our concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete new restaurant construction and obtain governmental permits on a reasonably timely basis, adverse outcomes in the disputes between the Company and the Minority Stockholders of Haru and between the Company and Benihana of Tokyo, Inc., and other factors that we cannot presently foresee.

THE IMPACT OF INFLATION

Inflation has not been a significant factor in our business for the past several years. The Company has been able to keep increasing menu prices at a low level by strictly maintaining cost controls.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. The Company may protect itself from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. The Company has a policy not to use derivative agreements for trading purposes. The Company has no derivative agreements as of January 1, 2006.

The Company purchases commodities such as chicken, beef, lobster and shrimp for our restaurants. The prices of these commodities may be volatile depending upon market conditions. The Company does not purchase forward commodity contracts because the changes in prices for them have historically been short-term in nature and, in our view, the cost of the contracts is in excess of the benefits.

The Company has, however, entered into supply agreements for the purchase of beef and chicken, in the normal course of business, at fixed prices for twelve- and six-month terms, respectively, beginning on January 1, 2006. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

BENIHANA INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


SEASONALITY OF OUR BUSINESS

The Company has a 52/53-week fiscal year. The Company's fiscal year ends on the Sunday within the dates of March 26 through April 1. The Company divides the fiscal year into 13 four-week periods. Because of the odd number of periods, the Company's first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consists of 3 periods totaling 12 weeks each. In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year. This operating calendar provides the Company a consistent number of operating days within each period, as well as ensures that certain holidays significant to the Company occur consistently within the same fiscal quarters. Because of the differences in length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable.

The Company's business is not highly seasonal although we do have more patrons coming to our restaurants for special holidays such as Mother's Day, Valentine's Day and New Year's Eve. Mother's Day falls in our first fiscal quarter of each year, New Year's Eve falls in the third quarter and Valentine's Day falls in the fourth quarter.


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

REMEDIATION PLANS FOR MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company has implemented enhancements to its internal control over financial reporting to provide reasonable assurance that errors and control deficiencies in its accounting will not occur. These enhancements include:

     o Management has hired a controller who has an appropriate level of accounting experience and education.
     o The Company has engaged a registered public accounting firm to consult on matters involving complex or emerging accounting issues.
     o Documentation to clearly delineate financial reporting responsibilities and procedures has been prepared.
     o    The Company has increased the size of its internal audit department.
     o The Company has engaged a consulting firm to assist in its remediation efforts.

BENIHANA INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES


While the Company has implemented these changes, testing of the operating effectiveness of these revised controls continues. Management is providing sufficient time for observation and testing, so as to be able to conclude on the effectiveness of these changes. Management presently anticipates that the testing necessary to conclude on the effectiveness of these changes will be completed by the end of the fourth quarter of fiscal 2006.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of January 1, 2006, the Chief Executive Officer and Chief Financial Officer were not able to conclude that the Company's disclosure controls and procedures were effective for the reasons more fully described above related to the material weaknesses in the Company's internal control over financial reporting identified during the Company's evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended March 27, 2005. To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations, and cash flows for the periods presented.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as otherwise discussed herein, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information


Item 1.     LEGAL PROCEEDINGS

On July 2, 2004, Benihana of Tokyo, Inc. ("BOT"), a significant holder of the Company's Common Stock, commenced a lawsuit in the Court of Chancery of the State of Delaware (the "Chancery Court") against the Company, individuals who were then members of the Company's Board of Directors and BFC Financial Corporation ("BFC"). The action, which purported to be brought both individually and derivatively on behalf of the Company, sought temporary and permanent injunctive relief, monetary damages of $14.2 million for loss of value of the Company's Common Stock and from $9.5 million to $10.8 million for loss of an alleged control premium, and recovery of costs and expenses, in connection with the closing of the $20,000,000 sale of a new class of Series B Preferred Stock of the Company to BFC, a diversified holding company with operations in banking, real estate and other industries. John E. Abdo, a director of the Company, serves as a Vice Chairman, director, and is a significant shareholder of BFC. Among other relief sought, the action sought rescission of the sale of the Series B Preferred Stock to BFC.

The action alleged that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holding in the Company. The trial of the action was completed on November 15, 2004.

On December 8, 2005, the Chancery Court rejected all claims asserted against the Company and its directors in the suit brought by BOT. In rejecting BOT's claims, the Chancery Court found that "the directors who approved the transaction did so on an informed basis, acting in good faith and believing that they were acting in the best interests of Benihana." Thereafter, BOT filed an appeal with respect to the decision of the Chancery Court. The Company and its Board of Directors believe that the BFC financing was and is in the best interests of the Company and all of its shareholders, that there is no merit to the action brought by BOT, and intend to continue to vigorously defend and oppose the action. The Company has not recorded a liability for this lawsuit, but legal expenses are being incurred and recognized to defend the Company and members of the Board of Directors. There can be no assurance that an adverse result from an appeal that overturns the Chancery Court's ruling will not have a material adverse effect on the Company and its financial position.

The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.


Item 4.     RESULTS OF VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on December 12, 2005.

At the annual meeting, holders of the Company's Common Stock voted to elect two Class I directors for a term of three years and holders of the Company's Class A Common Stock voted to elect one Class I director for a term of three years. Providence Recovery Partners, L.P. ("Providence") nominated two individuals to run against the Company's nominees for Class I Common Stock directors. Those nominees were defeated. Benihana of Tokyo, Inc. provided notice to the Company that it would nominate two other individuals to run against the Company's nominees for Class I Common Stock directors, but declined to nominate those individuals at the meeting.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information

Item 4.     RESULTS OF VOTE OF SECURITY HOLDERS

Results of the voting were as follows:


  CLASS I COMMON STOCK NOMINEES              FOR                 WITHHELD
---------------------------------     ------------------    ------------------

COMPANY'S NOMINEES
J. Ronald Castell                             1,950,602               118,409
Taka Yoshimoto                                1,950,652               118,359

PROVIDENCE'S NOMINEES
Herbert A. Denton III                         1,854,920                     -
Larry G. Schafran                             1,854,920                     -


  CLASS I CLASS A STOCK NOMINEE              FOR                 WITHHELD
---------------------------------     ------------------    ------------------

Joseph J. West                                  542,608                45,799


Accordingly, the following directors were elected at the meeting:

J. Ronald Castell, Joseph J. West and Taka Yoshimoto.


Other directors whose term of office continues after the meeting are set forth below:

John E. Abdo, Kevin Y. Aoki, Norman Becker, Lewis Jaffe, Robert B. Sturges, and Joel A. Schwartz.


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


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

                                             BENIHANA INC.
                                             -----------------------------------
                                             (Registrant)



Date:  February 10, 2006                     /s/ Joel A. Schwartz
-------------------------------              -----------------------------------
                                             Joel A. Schwartz
                                             President and
                                             Chief Executive Officer
                                             and Director