Form 10-K
period 2006-03-26
BENIHANA INC
filed 2006-06-23
CIK 935226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 26, 2006
                                       or,
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  BENIHANA INC.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                             65-0538630
---------------------------------------       --------------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

        8685 NORTHWEST 53RD TERRACE, MIAMI, FLORIDA                33166
--------------------------------------------------------        -------------
          (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code:         (305) 593-0770
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                             Yes  [ ]       No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                             Yes  [ ]       No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  [X]       No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is NOT contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                             Yes  [ ]      No  [X]

As of May 31, 2006, 2,483,053 shares of Common Stock and 7,329,561 shares of Class A Common Stock were outstanding. As of October 9, 2005, the last day of our second fiscal quarter, the aggregate market value of common equity held by non-affiliates was $135,778,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended March 26, 2006 are incorporated by reference in Parts I and II.

Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting are incorporated by reference in Part III.

ITEM 1.  BUSINESS

GENERAL

We have operated "Benihana" teppanyaki-style Japanese restaurants in the United States for over 40 years, and we believe we are the largest operator of teppanyaki-style restaurants in the country. Our core concept, the traditional Benihana restaurant, offers teppanyaki-style Japanese cooking in which fresh steak, chicken and seafood are prepared by a chef on a grill which forms a part of the table at which the food is served. Our Haru concept offers an extensive menu of Japanese fusion dishes in a high energy, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cuisine, including New York strip steak with wasabi croquette, spicy shallots and ginger sauce, garlic shrimp and crispy duck. Our RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a high energy environment featuring upbeat design elements and music.

During April and May 2006, we opened two RA Sushi restaurants, which are located in Palm Beach Gardens, Florida and Glenview, Illinois. During April 2006, we sold our sole Doraku restaurant located in Miami Beach, Florida. Additionally, we terminated the franchise agreements for 3 locations in Venezuela during May 2006.

At May 31, 2006, we:

o own and operate 56 Benihana teppanyaki-style Japanese dinnerhouse restaurants, including one restaurant under the name Samurai;
o    franchise 18 additional Benihana restaurants;
o own and operate seven Haru restaurants in New York City and Philadelphia, Pennsylvania; and
o    own and operate eleven RA Sushi restaurants.

We own the related United States trademarks and service marks to the names "Benihana", "Benihana of Tokyo" and the "red flower" symbol and we have the exclusive rights to own, develop and license Benihana and Benihana Grill restaurants in the United States, Central and South America and the islands of the Caribbean. We also own the United States trademarks and worldwide development rights to the names "Haru" and "RA Sushi".

Sales by our owned restaurants were approximately $244.0 million for the fiscal year ended March 26, 2006, as compared to approximately $216.8 million for the prior fiscal year. Our net income for the fiscal year ended March 26, 2006 was approximately $14.6 million, as compared to approximately $7.8 million for the prior fiscal year.

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

STRATEGY

The critical elements of our growth strategy are as follows:

SELECTIVELY PURSUE RESTAURANT GROWTH. We believe that each of our three concepts has broad appeal and that, as a result, we have significant opportunities to expand our business selectively. We plan to continue to capitalize on our broad customer appeal and strong brand recognition within the casual dining segment by opening new restaurants, selectively acquiring existing Asian-theme restaurants in major U.S. markets and franchising new restaurant locations. In fiscal 2006, we opened one Benihana restaurant in Tucson, Arizona, one RA Sushi restaurant in Houston, Texas and one Haru restaurant in Philadelphia, Pennsylvania.

DESIGN INITIATIVE. We have implemented a design initiative to develop a prototype to be used at most of our new Benihana restaurants to improve unit-level economics while shortening construction time and improving appeal to our customers. Elements of the new design will be incorporated into 20 to 25 existing Benihana restaurants that we will be renovating over the next two and one-half years.

MAINTAIN STRONG RESTAURANT UNIT ECONOMICS. Our experienced management team intends to maintain and improve where necessary attractive restaurant unit profit margins through sustained sales growth and effective cost controls.

CONTINUE TO BUILD BRAND AWARENESS AND CUSTOMER LOYALTY. We will continue to provide marketing and promotional support to sustain and grow our reputation for distinctive value, quality food and customer satisfaction.

PROVIDE STRONG MANAGEMENT SUPPORT. Our senior management team has an average of over 17 years with our company and is experienced in developing and operating distinctive, high-volume casual dining establishments.

THE BENIHANA CONCEPT

The Benihana concept offers casual dining in a distinctive Japanese atmosphere enhanced by the unique entertainment provided by our highly-skilled Benihana chefs who prepare fresh steak, chicken and seafood in traditional Japanese style at a grill which forms a part of the customer's table. Most of our Benihana restaurants are open for both lunch and dinner and have a limited menu offering a full course meal generally consisting of an appetizer, soup, salad, tea, rice, vegetable, an entree of steak, seafood, chicken or any combination of them and a dessert. We also offer sushi entrees at each of our Benihana teppanyaki restaurants and we believe that Benihana is the largest coast-to-coast restaurant chain highlighting sushi as a part of an Asian theme.

Specific menu items may be different in the various restaurants depending upon the local geographic market. The servings prepared at the teppanyaki grill are portion controlled to provide consistency in quantities served to each customer. Alcoholic beverages, including specialty mixed drinks, wines and beers and soft drinks are available. During fiscal 2006, beverage sales in both the lounges and dining rooms accounted for approximately 17% of total restaurant sales. The average check size per person was $24.96 in fiscal 2006. Sushi is offered at all of our traditional restaurants at either separate sushi bars or at the teppanyaki grills.

Each of our teppan tables generally seats eight customers. The chef is assisted in the service of the meal by a waitress or waiter who takes beverage and food orders. An entire dinnertime meal takes approximately one hour and thirty minutes.

Of the 56 Benihana restaurants we operate:

o 40 are located in freestanding, special use restaurant buildings usually on leased lands;
o    6 are located in shopping centers; and
o    10 are located in office or hotel building complexes.

The freestanding restaurants were built to our specifications as to size, style and interior and exterior decor using an overall Japanese design theme. The other locations were adapted to the Benihana interior decor. The freestanding, traditional Benihana restaurant units, which are generally one story buildings, average approximately 8,000 square feet and are constructed on a land parcel of approximately 1.25 to 1.50 acres. Benihana restaurants located in shopping centers, office buildings and hotels are of similar size, but differ somewhat in appearance from location to location in order to conform to the appearance of the buildings in which they are located. A typical Benihana restaurant has 18 teppan tables and seats from 86 to 178 customers in the dining rooms and 8 to 120 customers in the bar, lounge and sushi bar areas. Most of the future Benihana restaurants that we will build will conform to our new prototype design.

During fiscal 2007, we anticipate opening a new Benihana restaurant in Miramar, Florida and a restaurant in Coral Gables, Florida as a replacement for a restaurant previously located in another suburb of Miami, Florida. The Company is also developing another two Benihana restaurants to be located in Maple Grove, Minnesota and Chandler, Arizona with targeted openings in early fiscal 2008.

THE HARU CONCEPT

The Haru concept offers an extensive menu of distinctive Japanese fusion dishes in a high energy, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cuisine, including New York strip steak with wasabi croquette, spicy shallots and ginger sauce, garlic shrimp and crispy duck. Haru also offers delivery and take-out services which represent 37% of its total sales. The average check size per person was $29.36 in fiscal 2006. During fiscal 2000, we acquired 80% of the subsidiary that operates the Haru restaurants. During fiscal 2006, we acquired the remaining 20% interest upon the exercise of a put option by the former Minority Stockholders. Currently, there is a dispute between the Company and the former Minority Stockholders concerning the price at which the former Minority Stockholders exercised their put option to sell the remaining interest in Haru to the Company. The Company believes that the proper application of the put option price formula would result in a payment to the former Minority Stockholders of approximately $3.7 million. Under the former Minority Stockholders' interpretation of the put option price formula, they claim to be entitled to a greater payment. Since that time the parties have been engaged in negotiations over the calculation of the put option price. There can be no assurance that this matter will not result in a legal proceeding or that the Company's interpretation of the put option price formula will prevail in any such proceeding. The Company has recorded $3.7 million liability for the payment of the put option.

We currently operate six Haru restaurants in New York City and we opened a new Haru restaurant in Philadelphia, Pennsylvania, during the first quarter of fiscal 2006. The Company is currently developing another Haru restaurant to be located in the Wall Street district of New York City to open during fiscal 2008.

The six Haru restaurants that we operate in New York City are located in office or residential buildings. The restaurants vary in size and decor but emphasize a Japanese decor. We typically seek restaurant locations that are in densely populated metropolitan areas in order to take advantage of Haru's delivery business.

THE RA SUSHI CONCEPT

The RA Sushi concept offers sushi and Pacific-Rim dishes in a fun-filled, high energy environment. The average check size per person was $20.51 for fiscal 2006 and beverage sales in both the lounges and dining rooms accounted for approximately 33% of total sales.

Of the eleven RA Sushi restaurants we operate:

o    four are located in special-use restaurant buildings on leased land; and
o    seven are located in shopping or "life style" centers.

All of the restaurants were built to our specifications as to size, style and emphasize a contemporary interior and exterior decor. These restaurants average approximately 4,500 square feet which exclude outdoor seating. A typical RA Sushi restaurant seats from 150 to 225 customers in the bar and sushi areas.

We currently operate eleven RA Sushi restaurants. During February 2006, we opened a new RA Sushi restaurant in Houston, Texas. During April and May 2006, we opened two additional RA Sushi restaurants in Palm Beach Gardens, Florida and Glenview, Illinois, respectively. We anticipate opening another two new RA Sushi restaurants in Torrance, California and Corona, California during fiscal 2007. We have signed leases for another three RA Sushi restaurants to be located in Huntington Beach, California, Tustin, California, and Lombard, Illinois.

RESTAURANT OPERATIONS

Our Benihana restaurants are under the direction of our Executive Vice President-Restaurant Operations and are divided among eight geographic regions, each managed by a regional manager. Food preparation in the teppanyaki restaurants is supervised by nine regional chefs. Our Haru restaurants are managed out of New York City under the direction of Haru's Vice President of Operations and our RA Sushi restaurants are managed out of Phoenix, Arizona under the direction of RA Sushi's Vice President of Operations.

Each restaurant has a manager and one or more assistant managers responsible for the operation of the restaurant, including personnel matters, local inventory purchasing, and maintenance of quality control standards, cleanliness and service.

Strict guidelines as documented in our restaurant operations manuals are followed to assure consistently high quality in customer service and food quality for each location. Specifications are used for quality and quantity of ingredients, food preparation, maintenance of premises and employee conduct and are incorporated in manuals used by the managers, assistant managers and head chefs. Food and portion sizes are regularly and systematically tested for quality and compliance with our standards. The Company has entered into supply agreements for the purchase of beef, chicken and seafood, in the normal course of business, at fixed prices for twelve- and six-month terms, respectively, beginning on January 1, 2006. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. Substantially all commodities are distributed to our teppanyaki restaurants by a national food service logistics company. Most of the other food products are purchased locally by the individual restaurant managers and senior chefs. Substantially all of our restaurant operating supplies are purchased centrally and distributed to the restaurants from our warehouse or a bonded warehouse.

Our chefs are trained in the teppanyaki style of cooking and sushi preparation and in customer service with training programs lasting from eight to twelve weeks. A portion of the training is spent working in a restaurant under the direct supervision of an experienced head chef. The program includes training in our method of restaurant operations and in both tableside and kitchen food preparation as applied in our restaurants. Manager training is similar except that the manager trainee is given in-depth exposure to each position in the restaurant. Other categories of employees are trained by the manager and assistant manager at each restaurant unit. Ongoing continuing education programs and seminars are provided to restaurant managers and chefs to improve restaurant quality and implement changes in operating policy or menu listings.

We use various incentive compensation plans pursuant to which key restaurant personnel share in the results of operations at both a local and company-wide level.

MARKETING

We utilize television, radio, billboard and print media to promote our restaurants; strengthen our brand identity; and maintain high name recognition.

The advertising programs are tailored to each local market. The advertising program is designed to emphasize the inherently fresh aspects of a Benihana meal and the entertainment value of the chef cooking at the customer's table. In fiscal year 2006, we expended approximately $7.4 million on advertising and other marketing. The entertainment component of the Benihana method of food preparation and service is emphasized to distinguish Benihana from other restaurant concepts. RA Sushi's advertising campaigns are geared to young affluent demographics via radio and print media, while Haru does not currently require much advertising and focuses on local publications.

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

The current standard franchise agreement provides for payment to us of a non-refundable franchise fee of from $30,000 to $50,000 per restaurant and royalties of from 3% to 6% of gross sales. In fiscal year 2006, revenues from franchising were approximately $1,521,000.

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

TRADE NAMES AND SERVICE MARKS

Benihana is a Japanese word meaning "red flower". In the United States and certain foreign countries, we own the "Benihana" and "Benihana of Tokyo" brand names and related trademarks and "red flower" symbol, which we believe to be of material importance to our business and are registered in the United States Patent and Trademark Office. We also own the United States trademarks and worldwide development rights to the names "Haru" and "RA Sushi".

Benihana of Tokyo, Inc., a privately held company and our largest stockholder and originator of the Benihana concept, continues to own the rights to the Benihana name and trademarks outside of the United States, Central and South America and the islands of the Caribbean. Benihana of Tokyo, Inc. is also the operator of a Benihana restaurant in Honolulu, Hawaii under an exclusive, royalty-free franchise from the Company. We have no financial interest in any restaurant operated or franchised by Benihana of Tokyo, Inc.

NEW RESTAURANT SITE SELECTION AND DEVELOPMENT

We believe the locations of our restaurants are critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. Each of our three concepts requires a different real estate formula for successful execution. The Benihana concept is successful in free-standing or in-line locations and require approximately 7,000 to 8,000 square feet. The prototype was designed to accommodate 7,500 square feet. The Haru concept is successful in densely populated urban markets and space requirements are somewhat flexible. The RA Sushi concept is successful in urban or suburban shopping malls, retail strip centers and entertainment life-style centers and typically requires 4,000 to 5,500 square feet. In general, we currently prefer to open our restaurants in high profile sites within larger metropolitan areas with dense populations and above-average household incomes. The layout of each restaurant is customized to accommodate different types of buildings and different square feet within the available space. In addition to analyzing demographic information for each prospective site, we consider other factors such as visibility, traffic patterns and general accessibility; the availability of suitable parking and the proximity of residences and shopping areas.

Our new restaurant development model for each of our active concepts typically calls for us to occupy leased space in shopping malls, office complexes, strip centers, entertainment centers and other real estate developments (the "retail lease" development model). We have also acquired the land where it is economically justified. While we expect the retail lease development model to continue as our principal approach for opening new restaurant units, we also expect to open more freestanding restaurants. We generally lease our restaurant locations for primary periods of 15 to 20 years and include renewal options for varying lengths of time. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent rent, such as percentage rent based on restaurant sales and rent increases based on changes in the consumer price index. We are also responsible for our proportionate share of common area maintenance (CAM), insurance, property tax and other occupancy-related expenses under our leases. Many of our leases provide for maximum allowable annual percentage or fixed dollar increases for CAM and insurance expenses to enable us to better predict and control future variable lease costs. We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out leased premises. We own all of the equipment in our restaurants and currently plan to do so in the future.

Due to the uniquely flexible and customized nature of our teppanyaki restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development timeframes vary for each restaurant. The development and opening process generally ranges from ten to twelve months after lease signing and depends largely upon the availability of the leased space we intend to occupy, and are often subject to matters that result in delays outside of our control, usually the permitting process and mandates of local governmental building authorities. The number and timing of new restaurants actually opened during any given period, and their associated contribution, will depend on a number of factors including, but not limited to, the identification and availability of suitable locations and leases; the timing of the delivery of the leased premises to us from our landlords so that we can commence our build-out construction activities; the ability of our landlords and us to timely obtain all necessary governmental licenses and permits to construct and operate our restaurants; disputes experienced by our landlords or our outside contractors; any unforeseen engineering or environmental problems with the leased premises; weather conditions that interfere with the construction process; our ability to successfully manage the design, construction and preopening processes for each restaurant; the availability of suitable restaurant management and hourly employees; and general economic conditions. While we attempt to manage those factors within our control, we have experienced unforeseen delays in restaurant openings from time to time in the past and will likely experience such delays in the future.

We have undertaken a design initiative to develop a prototype Benihana teppanyaki restaurant to improve the unit-level economics while shortening construction time and improving decor. The new design reflects the cutting edge of contemporary dining and entertainment, and places the customer at the center of the Benihana experience through the visual impact of the exterior, a vibrant waiting area, and a more dramatic stage for our legendary Benihana Chefs. The restaurant in Miramar, Florida, which opened during June 2006, is the first company-owned restaurant to feature the new prototype design.

RENOVATION OF EXISTING RESTAURANTS

Under a renovation program commenced during 2005, we are also using the design elements of the new prototype to refurbish our older teppanyaki restaurant units.

We plan to refurbish approximately 20-25 of our older teppanyaki restaurants over a two and one-half year period. By beginning the transformation of our 20-25 older Benihana teppanyaki units now, we are opportunistically building a stronger foundation for our core brand amid a growing American appetite for Asian cuisine. As we roll out the new design, we will be contending with lost restaurant operating weeks, charges related to shortening the useful lives of restaurant assets, as well as ongoing expenditures for those locations under construction, in addition to the capital expenditures of the program, which we currently estimate to average approximately $2.0 million per unit. Together, these factors will impact our overall earnings. However, we believe the long-term benefits of the revitalization initiative far outweigh the costs, allow for new concept expansion, and further strengthen our leadership position as the premier choice for Japanese-style dining

During fiscal 2006, management made a strategic decision to accelerate the renovation and revitalization program. We are committed to revitalizing our 40-plus year old Benihana teppanyaki concept for a new generation, while simultaneously generating a solid return on invested capital for our shareholders. During fiscal 2006, our restaurant in Short Hills, New Jersey was the first teppanyaki to be retrofitted with the new design elements. Management is pleased with the initial impact that this enhanced atmosphere has had on sales at the Short Hills location. While it is still early in the renovation program, management anticipates similar results at our Memphis and Cleveland restaurants, which have recently re-opened after similar renovations were completed in May 2006. We believe that we will complete the renovation of eight restaurants in fiscal 2007 and have an additional three in progress by the end of the fiscal year.

RESTAURANT OPENING COSTS FOR NEW RESTAURANTS

Restaurant opening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants and are not capitalizable and an amortization of rentals under lease agreements for accounting purposes. Restaurant opening costs include costs to recruit and train an average of 50-100 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees, costs for practice service activities; and straight-line minimum base rent during the restaurant preopening period. Restaurant opening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the cost of travel and lodging for different metropolitan areas; the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also be dependent upon our landlords obtaining their licenses and permits, as well as completing their construction activities for the restaurant units. Restaurant opening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific restaurant opening costs incurred for each restaurant unit, and the fluctuations could be significant. We expense restaurant opening costs as incurred.

EMPLOYEES

At March 26, 2006, we employed approximately 4,600 people, of which 89 were corporate personnel and the balance were restaurant employees. Most employees, except restaurant and corporate management personnel, are paid on an hourly basis. We also employ some restaurant personnel on a part-time basis to provide the services necessary during the peak periods of restaurant operations. We believe our relationship with our employees is good.

EXECUTIVE OFFICERS

Joel A. Schwartz, age 65, serves as our Chairman of the Board and Chief Executive Officer. Taka Yoshimoto, age 60, serves as Executive Vice President-Operations and Director. Michael R. Burris, age 56, serves as Senior Vice President-Finance and Chief Financial Officer. Juan C. Garcia, age 42, serves as Senior Vice President-Chief Operating Administrative Officer.

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

We are subject to "dram-shop" statutes in most of the states where we operate restaurants, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages. We carry liquor liability coverage as part of our existing comprehensive general liability insurance that we believe is consistent with coverage carried by other entities in the restaurant industry of similar size and scope of operations. Even though we are covered by general liability insurance, a settlement or judgment against us under a `dram-shop" statute in excess of our liability coverage could have a material adverse effect on our operations.

Various federal and state labor laws govern our operations and our relationships with our employees, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and work authorization requirements. Significant increases in minimum wages, changes in statutes regarding paid or unpaid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities all could be detrimental to the profitability of our operation. Various proposals that would require employers to provide health insurance for all of their employees are considered from time-to-time in Congress and various individual states. The imposition of any requirement that we provide health insurance to all employees could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to the Company. While we carry employment practices insurance, a settlement or judgment against us in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business.

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

FORWARD LOOKING STATEMENTS

This report contains various "forward-looking statements" which represent our expectations or beliefs concerning future events, including unit growth, future capital expenditures, and other operating information. A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including changes in consumer dining preferences, fluctuations in commodity prices, availability of qualified employees, changes in the general economy, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, or acquisition opportunities, harsh weather conditions in areas in which the Company and its franchisees operate restaurants or plan to build new restaurants, acceptance of the Company's concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete new restaurant construction and obtain governmental permits on a reasonably timely basis, the possibility of an adverse outcome in the lawsuit against the Company brought by Benihana of Tokyo, Inc. or in the Company's dispute with the former Minority Stockholders of Haru Holding Corp., unstable economic conditions in foreign countries where we franchise restaurants and other factors that we cannot presently foresee.

ITEM 1A.  RISK FACTORS

FAILURE OF OUR RESTAURANTS TO ACHIEVE EXPECTED RESULTS COULD HAVE A NEGATIVE IMPACT ON OUR REVENUES AND PERFORMANCE RESULTS.

Performance results currently achieved by our restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in new locations. We cannot be assured that new restaurants that we open will have similar operating results as existing restaurants. New restaurants take several months to reach expected operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

THE INABILITY TO CONSTRUCT NEW RESTAURANTS AND REMODEL EXISTING RESTAURANTS WITHIN PROJECTED BUDGETS AND TIME PERIODS WILL ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

Many factors may affect the costs associated with construction of new restaurants and remodeling of existing restaurants, including:

     o    landlord delays;
     o    labor disputes;
     o    shortages of materials and skilled labor;
     o    weather interference;
     o    unforeseen engineering problems;
     o    environmental problems;
     o    construction or zoning problems;
     o    local government regulations;
     o    modifications in design to the size and scope of the projects; and
     o other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If we are not able to develop additional restaurants within anticipated budgets or time periods, our business, financial condition, results of operations or cash flows will be adversely affected.

DEVELOPMENT IS CRITICAL TO OUR SUCCESS.

Critical to our future success is our ability to successfully expand our operations. Our ability to expand successfully will depend on a number of factors, including:

     o    identification and availability of suitable locations;
     o    competition for restaurant sites;
     o    negotiation of favorable lease arrangements;
     o timely development of commercial, residential, street or highway construction near our restaurants;
     o management of the costs of construction and development of new restaurants;
     o    securing required governmental approvals and permits;
     o recruitment of qualified operating personnel, particularly managers and chefs;
     o    weather conditions;
     o    competition in new markets; and
     o    general economic conditions.

The opening of additional restaurants in the future will depend in part upon our ability to generate sufficient funds from operations or to obtain sufficient equity or debt financing on favorable terms to support our expansion. We may not be able to open our planned new operations on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. We have experienced, and expect to continue to experience, delays in restaurant openings from time to time. Delays or failures in opening planned new restaurants could have an adverse effect on our business, financial condition, results of operations or cash flows.

INCREASES IN THE MINIMUM WAGE MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL RESULTS.

Many of our employees are subject to various minimum wage requirements. Many restaurants are located in states where the minimum wage is greater than the federal minimum. There likely will be increases implemented in jurisdictions in which we operate or seek to operate. We note that the federal minimum wage has not changed in nearly a decade. The possibility exists that the federal minimum wage or the minimum subject to other jurisdictions will be increased in the near future. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations or cash flows.

INTENSE COMPETITION IN THE RESTAURANT INDUSTRY COULD PREVENT US FROM INCREASING OR SUSTAINING OUR REVENUES AND PROFITABILITY.

The restaurant industry is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many restaurants compete with us at each of our locations. There are a number of well-established competitors with substantially greater financial, marketing, personnel and other resources than ours, and many of our competitors are well established in the markets where we have restaurants, or in which we intend to locate restaurants. Additionally, other companies may develop restaurants that operate with similar concepts.

Any inability to successfully compete with the other restaurants in our markets will prevent us from increasing or sustaining our revenues and profitability and result in a material adverse effect on our business, financial condition, results of operations or cash flows. We may also need to modify or refine elements of our restaurant system to evolve our concepts in order to compete with popular new restaurant formats or concepts that may develop in the future. We cannot assure you that we will be successful in implementing these modifications or that these modifications will not reduce our profitability.

CHANGES IN GENERAL ECONOMIC AND POLITICAL CONDITIONS AFFECT CONSUMER SPENDING AND MAY HARM OUR REVENUES AND OPERATING RESULTS.

Our country's economic condition affects our customers' levels of discretionary spending. A decrease in discretionary spending due to decreases in consumer confidence in the economy could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and operating results.

FLUCTUATIONS IN OPERATING RESULTS MAY CAUSE PROFITABILITY TO DECLINE.

Our operating results may fluctuate significantly as a result of a variety of factors, including:

     o    general economic conditions;
     o    consumer confidence in the economy;
     o    changes in consumer preferences;
     o    competitive factors;
     o    weather conditions;
     o    timing of new restaurant openings and related expenses;
     o    timing and duration of temporary restaurant closures;
     o    changes in governmental regulations;

     o    revenues contributed by new restaurants; and
     o    increases or decreases in comparable restaurant revenues.

We typically incur the most significant portion of restaurant opening expenses associated with a given restaurant within the three months immediately preceding and the month of the opening of the restaurant. Our experience to date has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on restaurant opening expenses as well as labor and operating costs.

OUR INABILITY TO FIND A SUFFICIENT NUMBER OF QUALIFIED TEPPANYAKI AND SUSHI CHEFS COULD NEGATIVELY IMPACT OUR EXPANSION PLANS.

The success of our growth strategy is dependant on hiring and training a sufficient number of qualified teppanyaki and sushi chefs. The teppanyaki chefs are the centerpiece of the experience at the Benihana restaurants where customers go to be entertained by the performance of the chefs while preparing their food. Sushi chefs must possess the skills necessary for artfully preparing fresh sushi at each of our three concepts. Our inability to identify and hire a sufficient number of qualified individuals for these positions will have a direct negative impact on our ability to open new restaurant units.

OUR INABILITY TO RETAIN KEY PERSONNEL COULD NEGATIVELY IMPACT OUR BUSINESS.

Our success will continue to be highly dependent on our key operating officers and employees. We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including regional managers, general managers and executive and sushi chefs, to keep pace with our expansion schedule. Individuals of this caliber may be in short supply and such a shortage may limit our ability to effectively penetrate new market areas. Additionally, the ability of these key personnel to maintain consistency in the quality and atmosphere of our restaurants is a critical factor in our success. Any failure to do so may harm our reputation and result in a loss of business.

FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS COULD HARM OUR BUSINESS AND OUR REPUTATION.

We are subject to regulation by federal agencies and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to:

     o    the environment;
     o    building construction;
     o    zoning requirements;
     o    the preparation and sale of food and alcoholic beverages; and
     o    employment.

Our facilities are licensed and subject to regulation under state and local fire, health and safety codes. The construction and remodeling of restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. We may not be able to obtain necessary licenses or other approvals on a cost-effective and timely basis in order to construct and develop restaurants in the future.

Various federal and state labor laws govern our operations and our relationship with our employees, including minimum wage, overtime, working conditions, fringe benefit and work authorization requirements. In particular, we are subject to federal immigration regulations. Given the location of many of our restaurants, even if we operate those restaurants in strict compliance with federal immigration requirements, our employees may not all meet federal work authorization or residency requirements, which could lead to disruptions in our work force.

Our business can be adversely affected by negative publicity resulting from complaints or litigation alleging poor food quality, food-borne illness or other health concerns or operating issues stemming from one or a limited number of restaurants. Unfavorable publicity could negatively impact public perception of our brand.

We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. We are required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

Failure to comply with these and other regulations could negatively impact our business and our reputation.

FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS MAY CAUSE ADVERSE UNEXPECTED OPERATING RESULTS AND AFFECT OUR REPORTED RESULTS OF OPERATIONS.

Changes in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. As an example, the recent change requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method will have a negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future.

Changes to existing rules or differing interpretations with respect to our current practices may adversely affect our reported financial results.

IMPLEMENTING OUR GROWTH AND RENOVATION STRATEGIES MAY STRAIN OUR MANAGEMENT RESOURCES AND NEGATIVELY IMPACT OUR COMPETITIVE POSITION.

Our growth and renovation strategies may strain our management, financial and other resources. We must maintain a high level of quality and service at our existing and future restaurants, continue to enhance our operational, financial and management capabilities and locate, hire, train and retain experienced and dedicated operating personnel, particularly restaurant managers and chefs. We may not be able to effectively manage these and other factors necessary to permit us to achieve our expansion objectives, and any failure to do so could negatively impact our competitive position.

POTENTIAL LABOR SHORTAGES MAY DELAY PLANNED OPENINGS OR DAMAGE CUSTOMER
RELATIONS.

Our success will continue to be dependent on our ability to attract and retain a sufficient number of qualified employees, including restaurant managers, chefs, kitchen staff and wait staff, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions may be in short supply in certain areas. Our inability to recruit and retain qualified individuals may delay the planned openings of new restaurants while high employee turnover in existing restaurants may negatively impact customer service and customer relations, resulting in an adverse effect on our revenues or results of operations.

CHANGES IN FOOD COSTS COULD NEGATIVELY IMPACT OUR REVENUES AND RESULTS OF OPERATIONS.

Our profitability is dependent in part on our ability to anticipate and react to changes in food costs. Any increase in distribution and commodity costs could cause our food costs to fluctuate. Additional factors beyond our control through our supply chain, including energy costs, adverse weather conditions and governmental regulation, may affect our food costs. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

RISING INSURANCE COSTS COULD NEGATIVELY IMPACT PROFITABILITY.

The cost of insurance (workers compensation insurance, general liability insurance, property insurance, health insurance and directors and officers liability insurance) has risen significantly over the past few years and is expected to continue to increase in 2006. These increases, as well as potential state legislation requirements for employers to provide health insurance to employees, could have a negative impact on our profitability if we are not able to negate the effect of such increases with plan modifications and cost control measures or by continuing to improve our operating efficiencies. We self-insure a substantial portion of our workers compensation and health care costs and unfavorable changes in trends could also have a negative impact on our profitability.

LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We may be the subject of complaints or litigation from guests alleging illness, injury or other concerns related to visits to our restaurants. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are liable. We may be subject to complaints or allegations from former or prospective employees. A lawsuit or claim could result in an adverse decision against us that could have a materially adverse effect on our business. Additionally, the costs and expense of defending ourselves against lawsuits or claims, regardless of merit, could have an adverse impact on our profitability.

While we carry general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

We are a party to a litigation instituted by Benihana of Tokyo, Inc. ("BOT") seeking, among other things, substantial monetary damages, and temporary and permanent injunctive relief, in connection with the Company's issuance and sale of $20 million of our Series B Preferred Stock. The trial court in that action rejected all claims against the Company. The trial court's decision is being appealed. An adverse decision on appeal could have a material adverse effect on the Company.

The Company is in a dispute with the former Minority Stockholders of its subsidiary, Haru Holding Corp., concerning the amount owed by the Company to the former Minority Stockholders in payment for shares in the subsidiary which the former Minority Stockholders elected to sell to the Company. The resolution of the dispute could adversely affect the Company's financial position and results of operations.

COMPLIANCE WITH EXISTING AND NEW REGULATIONS OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules, has required an increased amount of management attention and external resources. We are committed to maintaining high standards of corporate governance and public disclosure. This investment required to comply with these changing regulations may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.


ITEM 2.  PROPERTIES

Of the 74 restaurants in operation at May 31, 2006, 12 are located on owned real estate and 62 are leased pursuant to land or land and building leases, which require either a specific monthly rental, or a minimum rent and additional rent based upon a percentage of gross sales. In addition, there are four Benihana restaurants, five RA Sushi restaurants and one Haru restaurant under development. We are actively pursuing new locations suitable for development as restaurant units for each of our concepts. Generally, these leases are "triple net" leases which pass increases in property operating expenses, such as real estate taxes and utilities, through to the Company as tenant. Expiration of these leases, including renewal options, occur at various dates through calendar year 2035.

The following table sets forth the location of our directly owned restaurants:

Benihana, Haru,                                                     Approx.
or RA Sushi                                                         Square         Interior   Date
Location               Address                                      Footage        Seating    Opened
--------               -------                                      -------        -------    ------
ALASKA:
BENIHANA            1100 West 8th Avenue, Anchorage (3)             7,970          142        March, 2005

ARIZONA:
BENIHANA            16403 N. Scottsdale Road, Scottsdale  (1)       8,600          234        November, 2003

BENIHANA            6091 N. Oracle Road, Tucson (2)                 8,300          146        November, 2005

BENIHANA            Chandler (1) (Specific address not yet                         -0-        Under development
                    assigned)

RA SUSHI            2905 E. Skyline Drive, Suite 289, Tucson (1)    3,900          176        November, 2003

RA SUSHI            4921 E. Ray Road, Suite B-1, Phoenix (2)        6,200          255        December, 2002

RA SUSHI            3815 N. Scottsdale Road, Scottsdale (2)         5,000          156        December, 2002

RA SUSHI            411 S. Mill Avenue, Tempe (1)                   3,500          204        December, 2002

RA SUSHI            7012 E. Greenway Parkway, Scottsdale (2)        4,200          155        December, 2002

CALIFORNIA:
BENIHANA            2100 E. Ball Road, Anaheim  (1)                 8,710          263        March, 1980

BENIHANA            1496 Old Bayshore Hwy., Burlingame  (1)         8,740          286        February, 1978

BENIHANA            755 Raintree Drive, Carlsbad (1)                10,850         236        June, 2004

BENIHANA            17877 Gale Avenue, City of Industry (1)         8,000          224        November, 1988

BENIHANA            1989 Diamond Blvd., Concord  (1)                8,250          246        February, 1980

BENIHANA            2074 Vallco Fashion Park, Cupertino  (1)        7,937          197        July, 1980

BENIHANA            16226 Ventura Blvd., Encino  (2)                7,790          216        October, 1970

BENIHANA            4250 Birch Street, Newport Beach  (2)           8,275          242        March, 1978

BENIHANA            3760 E. Inland Empire Blvd., Ontario (1)        7,433          172        December, 1998

BENIHANA            5489F Sunrise Blvd., Citrus Heights (1)         3,798          101        October, 1995

BENIHANA            477 Camino Del Rio So., San Diego (1)           7,981          235        May, 1977

BENIHANA            1737 Post Street, San Francisco (1)             7,990          185        December, 1980

BENIHANA            1447 4th Street, Santa Monica (1)               7,500          197        September, 2001

BENIHANA            21327 Hawthorne Blvd., Torrance (1)             7,430          219        May, 1980

RA SUSHI            474 Broadway, San Diego (1)                     4,676          156        December, 2003

RA SUSHI            Huntington Beach (1)                            4,535          -0-        Under development

(1)    Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)    Lease provides for fixed rent.
(3)    Owned.

Benihana, Haru,                                                     Approx.
or RA Sushi                                                         Square         Interior   Date
Location               Address                                      Footage        Seating    Opened
--------               -------                                      -------        -------    ------

RA SUSHI            Corona (1) (Specific address not yet assigned)  4,500          -0-        Under development

RA SUSHI            Torrance (1) (Specific address not yet          4,500          -0-        Under development
                    assigned)

RA SUSHI            Tustin (1) (Specific address not yet assigned)  4,500          -0-        Under development

COLORADO:
BENIHANA            3295 S. Tamarac Drive, Denver (1)               7,572          220        February, 1977

DISTRICT OF
COLUMBIA:
BENIHANA            3222 M Street, NW, Washington (2)               7,761          164        May, 1982

FLORIDA:
SAMURAI             8717 S.W. 136th Street, Miami (1)               8,162          218        October, 1981

BENIHANA            276 E. Commercial Blvd., Ft. Lauderdale (3)     8,965          230        June, 1970

BENIHANA            1665 N.E. 79th Street, Miami (3)                8,938          306        September, 1973

BENIHANA            1751 Hotel Plaza Blvd., Lake Buena Vista (1)    8,145          220        October, 1988

BENIHANA            3602 S.E. Ocean Blvd., Stuart (3)               8,485          286        February, 1977

BENIHANA            242 Miracle Mile, Coral Gables (1)              7,000          -0-        Under development

BENIHANA            3261 S.W. 160th Avenue, Miramar (2)             6,598          213        June, 2006

RA SUSHI            11701 Lake Victoria Gardens Avenue
                        Suite 4105, Palm Beach Gardens (1)          4,200          130        April, 2006
GEORGIA:
BENIHANA            2365 Mansell Road, Alpharetta (3)               8,600          234        October, 2003

BENIHANA            2143 Peachtree Road, NE, Atlanta I (2)          8,244          217        May, 1974

BENIHANA            229 Peachtree Street NE, Atlanta II (2)         6,372          160        April, 1981

ILLINOIS:
BENIHANA            166 East Superior Street, Chicago (1)           7,288          198        April, 1968

BENIHANA            747 E. Butterfield Road, Lombard (3)            9,200          219        April, 1985

BENIHANA            1200 E. Higgins Road, Schaumburg (3)            8,388          208        July, 1992

BENIHANA            150 N. Milwaukee Avenue, Wheeling (3)           8,500          199        June, 2001

RA SUSHI            1139 N. State Street, Chicago (1)               4,500          74         January, 2004

RA SUSHI            2601 Aviator Lane, Glenview (1)                 5,469          165        May, 2006

RA SUSHI            Lombard (1) (Specific address not yet assigned) 4,500          -0-        Under development

INDIANA:
BENIHANA            8830 Keystone Crossing Road, Indianapolis (1)   8,460          237        February, 1979

(1)    Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)    Lease provides for fixed rent.
(3)    Owned.

Benihana, Haru,                                                    Approx.
or RA Sushi                                                        Square         Interior   Date
Location              Address                                      Footage        Seating    Opened
--------              -------                                      -------        -------    ------
MARYLAND:
BENIHANA           7935 Wisconsin Avenue, Bethesda (1)             9,300          254        October, 2003

MICHIGAN:
BENIHANA           18601 Hubbard Drive, Dearborn (1)               7,500          222        March, 1977

BENIHANA           21150 Haggerty Road, Northville (3)             8,000          184        May, 1989

BENIHANA           1985 W. Big Beaver Road, Troy (1)               8,600          231        February, 1996

MINNESOTA:
BENIHANA           850 Louisiana Avenue So., Golden Valley (3)     10,400         237        September, 1980

BENIHANA           Maple Grove (3) (Specific address not yet assigned)            -0-        Under development

NEVADA:
RA SUSHI           3200 Las Vegas Blvd. South, Las Vegas (2)       4,500          222        October, 2004

NEW JERSEY:
BENIHANA           840 Morris Turnpike, Short Hills (2)            11,500         256        October, 1976

BENIHANA           5255 Marlton Pike, Pennsauken (1)                7,000         239        February, 1978

NEW YORK:
BENIHANA           47 West 56th Street, New York (2)                7,340         171        June, 1973

BENIHANA           2105 Northern Blvd., Munsey Park (1)             8,252         307        December, 1978

BENIHANA           920 Merchant's Concourse, Westbury (1)           7,400         173        April, 2003

HARU               205 West 43rd Street, New York (2)               4,400         119        May, 2001

HARU               1327 Third Avenue, New York (2)                  2,200         46         September, 2001

HARU               1329 Third Avenue, New York (2)                  4,000         78         December, 1999

HARU               433 Amsterdam Avenue, New York (2)               4,000         74         December, 1999

HARU               280 Park Avenue, New York (2)                    6,350         132        August, 2001

HARU               220 Park Avenue South, New York (2)              4,650         160        February, 2005

HARU               One Wall Street Court, New York (1)              6,110         -0-        Under development

OHIO:
BENIHANA           50 Tri-County Parkway, Cincinnati I (1)          7,669         235        June, 1978

BENIHANA           126 East 6th Street, Cincinnati II (1)           5,800         142        August, 1979

BENIHANA           23611 Chagrin Blvd., Beachwood (1)               10,393        273        May, 1973

OREGON:
BENIHANA           9205 S.W. Cascade Avenue, Beaverton (1)          6,077         200        August, 1986


(1)    Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)    Lease provides for fixed rent.
(3)    Owned.

Benihana, Haru,                                                    Approx.
or RA Sushi                                                        Square         Interior   Date
Location              Address                                      Footage        Seating    Opened
--------              -------                                      -------        -------    ------
PENNSYLVANIA:
BENIHANA           2100 Greentree Road, Pittsburgh (1)              8,000         234        May, 1971

HARU               241-243 Chestnut Street, Philadelphia (1)        6,000         168        July, 2005

TENNESSEE:
BENIHANA           912 Ridgelake Blvd., Memphis (1)                 8,680         233        October, 1979

TEXAS:
BENIHANA           7775 Banner Drive, Dallas (3)                    8,007         307        January, 1976

BENIHANA           3848 Oak Lawn Avenue, Dallas (1)                 3,998         106        June, 1997

BENIHANA           1318 Louisiana Street, Houston I (2)             6,938         200        May, 1975

BENIHANA           1720 Lake Woodlands Drive, The Woodlands (3)     8,728         203        April, 2002

BENIHANA           5400 Whitehall Street, Irving (2)                8,565         172        May, 2002

BENIHANA           9707 Westheimer Road, Houston II (1)             7,669         274        November, 1977

BENIHANA           2579 Town Center Blvd., Sugar Land (1)           5,000         152        July, 1997

RA SUSHI           3908 Westheimer Road, Houston(1)                 5,600         220        February, 2006

UTAH:
BENIHANA           165 S.W. Temple, Bldg. 1, Salt Lake City (1)     7,530         202        April, 1977

(1)    Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)    Lease provides for fixed rent.
(3)    Owned.


The Company leases approximately 15,200 square feet of space for its general administrative offices in Miami, Florida at an annual rental of approximately $294,000 and 8,000 square feet for a warehouse in Miami, Florida at an annual rental of approximately $37,000. The leases expire November 30, 2013 and October 31, 2006, respectively.

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

On December 8, 2005, the Chancery Court rejected all claims asserted against the Company and its directors in the suit brought by BOT. In rejecting BOT's claims, the Chancery Court found that "the directors who approved the transaction did so on an informed basis, acting in good faith and believing that they were acting in the best interests of Benihana." Thereafter, BOT filed an appeal with respect to the decision of the Chancery Court. The Company and its Board of Directors believe that the BFC financing was and is in the best interests of the Company and all of its shareholders, that there is no merit to the action brought by BOT, and intend to continue to vigorously defend and oppose the action. The appeal has been briefed and argued to the Delaware Supreme Court, and the parties are awaiting a decision from that court. The Company has not recorded a liability for this lawsuit, but legal expenses are being incurred and recognized to defend the Company and members of the Board of Directors. There can be no assurance that an adverse result from an appeal that overturns the Chancery Court's ruling will not have a material adverse effect on the Company and its financial position.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The information required by this Item is incorporated herein by reference from the information under the caption "Common Stock Information" contained in the Company's 2006 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference from the information under the caption "Selected Financial Data" contained in the Company's 2006 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference from the information under the caption "Management's Discussion and Analysis" contained in the Company's 2006 Annual Report to Shareholders.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information required by this Item is incorporated herein by reference from the information under the caption "Quantitative and Qualitative Disclosures about Market Risks" contained in the Company's 2006 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference from the information under the caption "Consolidated Financial Statements" contained in the Company's 2006 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9.A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no significant change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the fourth quarter of our fiscal year ended March 26, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9.B. OTHER INFORMATION

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On April 1, 2006, the Company and Taka Yoshimoto entered into a new employment agreement (the "Agreement"). Mr. Yoshimoto has been employed by the Company as Executive Vice President - Operations for many years and will continue to be employed by the Company in such position pursuant to the terms of the Agreement. Effective April 1, 2006, Mr. Yoshimoto's annual base salary is $187,209 and his employment period has been extended through March 31, 2009.

The above description of the Agreement is qualified in its entirety by reference to the copy of the Agreement filed as Exhibit 10.27 hereof, which is incorporated by reference herein.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item is incorporated herein by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement for its 2006 Annual Meeting of Stockholders (the "Company's Proxy Statement").

We have adopted a written code of business conduct and ethics that applies to our Chief Executive Officer, Chief Financial Officer and all of our officers and directors and can be found on our website, which is located at WWW.BENIHANA.COM. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of business conduct and ethics on our website.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the information under the caption "Executive Compensation" contained in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Sections A through C of this Item is incorporated herein by reference from the information under the caption "Security Ownership of Certain Beneficial Owners of Management" contained in the Company's Proxy Statement.

The following is the information required by Section D of this Item:


         EQUITY COMPENSATION PLAN INFORMATION

                                                                                       Number of securities
                                                                                       remaining available
                              Number of securities to       Weighted average           for future issuance
                              be issued upon exercise       exercise price of          under equity compensation
                              of outstanding options        outstanding options        plans (excluding securities
PLAN CATEGORY                 WARRANTS AND RIGHTS           WARRANTS AND RIGHTS        REFLECTED IN COLUMN (A))
-------------                 -------------------           -------------------        ------------------------
                                      (a)                           (b)                          (c)
Equity compensation
plans approved by                       1,162,434                        $12.51                    981,994
security holders
Equity compensation
plans not approved by                      10,750                         10.33                        -0-
security holders

Total                                   1,173,184                         12.49                    981,994

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the information under the caption "Certain Relationships and Related Transactions" contained in the Company's Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the information under the caption "Principal Accountant Fees and Services" contained in the Company's Proxy Statement.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       1.  Financial Statements:

              The following consolidated financial statements of the Company and its subsidiaries, which are set forth on Pages 14 through 33 of the Company's 2006 Annual Report to Shareholders included herein as Exhibit 13, are incorporated herein by reference as part of this report.

              Consolidated Balance Sheets as of March 26, 2006 and March 27,
              2005.

              Consolidated Statements of Earnings for the years ended March 26, 2006, March 28, 2004 and March 30, 2003.

              Consolidated Statements of Stockholders' Equity for the years ended March 26, 2006, March 27, 2005 and March 28, 2004.

              Consolidated Statements of Cash Flows for the years ended March 26, 2006, March 27, 2005 and March 28, 2004.

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

              10.22 Preferred Stock Purchase Agreement between Benihana Inc. and BFC Financial Corporation dated June 8, 2004. Incorporated by reference to Exhibit 10.19 of the 2004 10-K

              10.23 Amendment No. 1 dated October 17, 2005 to Employment Agreement dated September 1, 2003 between Juan C. Garcia and the Company. Incorporated by reference to
                           Exhibit 10.01 to Form 8-K filed October 20, 2005.

              10.24 Summary Description of Benihana Incentive Compensation Plan. Incorporated by reference to
                           Exhibit 99.1 to Form 8-K filed March 24, 2006.

              10.25 Agreement of Sale dated April 17, 2006 by and among Benihana Lincoln Road Corp., Benihana National Corp., Doraku Lincoln Road LLC and Aoki Group LLC. Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 21, 2006.

              10.26 Restrictive Covenant and Agreement not to Disclose Confidential Information dated April 17, 2006 by and between Kevin Aoki and Benihana Inc. Incorporated by reference to Exhibit 10.2 to Form 8-K filed
                           April 21, 2006.

              10.27 Employment Agreement dated April 1, 2006 between Taka Yoshimoto and the Company.

              13.01 Portions of Annual Report to Stockholders for the year ended March 26, 2006.

              21.01        Subsidiaries

              23.01 Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

              31.01        Chief Executive Officer's certification pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

              31.02        Chief Financial Officer's certification pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

              32.01        Chief Executive Officer's certification pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

              32.02        Chief Financial Officer's certification pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 23, 2006                              BENIHANA INC.

By:  /s/ Joel A. Schwartz
-------------------------------------------------
Joel A. Schwartz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                                       TITLE                                   DATE
---------                                       -----                                   ----

/s/ Joel A. Schwartz                            President and                           June 23, 2006
-----------------------------------             Director (Principal
Joel A. Schwartz                                Executive Officer)

/s/ Taka Yoshimoto                              Executive Vice President -              June 23, 2006
-----------------------------------             Restaurant Operations
Taka Yoshimoto                                  and Director

/s/ Michael R. Burris                           Senior Vice President of                June 23, 2006
-----------------------------------             Finance and Treasurer -
Michael R. Burris                               Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

/s/ John E. Abdo                                Director                                June 23, 2006
-----------------------------------
John E. Abdo

                                                Director                                June __, 2006
-----------------------------------
Kevin Y. Aoki

/s/ Norman Becker                               Director                                June 23, 2006
-----------------------------------
Norman Becker

                                                Director                                June __, 2006
-----------------------------------
J. Ronald Castell

/s/ Lewis Jaffe                                 Director                                June 23, 2006
-----------------------------------
Lewis Jaffe

/s/ Robert B. Sturges                           Director                                June 23, 2006
-----------------------------------
Robert B. Sturges

/s/ Joseph J. West                              Director                                June 23, 2006
-----------------------------------
Joseph J. West