Form 10-K/A
period 2006-03-26
BENIHANA INC
filed 2006-07-24
CIK 935226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 26, 2006
                                       or,

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  BENIHANA INC.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                              65-0538630
----------------------------------       ---------------------------------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)              Identification No.)

8685 NORTHWEST 53RD TERRACE, MIAMI, FLORIDA                  33166
-----------------------------------------------------     ---------------
  (Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code:        (305) 593-0770
                                                                ---------------

             Securities registered pursuant to Section 12(b) of the Act:
                                        None
             Securities registered pursuant to Section 12(g) of the Act:

                                                      NAME OF EXCHANGE ON WHICH
TITLE OF EACH CLASS                                   REGISTERED
-------------------                                   --------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Registrant's Annual Report to Stockholders for the year ended March 26, 2006 are incorporated by reference in Part II.

EXPLANATORY NOTE
----------------

The Company hereby amends its Annual Report on Form 10-K for the fiscal year ended March 26, 2006, which was filed on June 23, 2006, to amend Item 5 and include Items 10, 11, 12, 13, 14 and 15.


                                     PART II


Item 5. Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by this Item is incorporated herein by reference from the information under the caption "Common Stock Information" contained in the Company's 2006 Annual Report to Shareholders.


EQUITY COMPENSATION PLAN INFORMATION

                                          Number of securities to       Weighted average
                                          be issued upon exercise      exercise price of        Number of securities
                                          of outstanding options,     outstanding options,    remaining available for
             Plan Category                  Warrants and Rights       Warrabnts and Rights        Future Issuance
             --------------                 -------------------       -------------------         ---------------
Equity compensation plans approved by
security holders                                   1,162,434                   $12.51                   981,994

Equity compensation plans not approved
by security holders                                   10,750                    10.33                         -
                                                   ---------                    -----                   -------

Total                                              1,173,184                    12.49                   981,994


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Below is a list of the names and ages of all directors and executive officers of the Company as of July 1, 2006, indicating their position with the Company and the principal occupation during the past five years.

J. RONALD CASTELL
Director since 2005
Class I Director
Age 68

In 2004, Mr. Castell formed ReelRon LLC, a marketing consulting firm serving clients such as Huizenga Holdings, Inc., Centryx Corp., Southern Audio Video and Breakaway Films. From 1995 through 2004, Mr. Castell served as Senior Vice President of Marketing and Communications of Huizenga Holdings, Inc. From 1989 through 1995, Mr. Castell served as Senior Vice President Programming and Communications of Blockbuster Entertainment Corp.

JOSEPH J. WEST, PH.D.
Director since 2005
Class I Director
Age 62

Since 1999, Joseph West has been serving as Dean, School of Hospitality and Tourism Management, Florida International University. Between 1991 and 1999, he served as Department Chairman of Hospitality Administration, College of Business, The Florida State University, and from 1993 through 1996, he served as Director, Hospitality Education Program, Department of Business and Professional Regulation, State of Florida and has held teaching positions at The Florida State University and the University of South Carolina. Additionally, Dean West possesses restaurant operating experience as an executive and operator having served as Vice President of Operations, Spring

Garden Grill and Bar, and General Manager at the following restaurant units:
Franklin's Off Friendly, Colony House/Wine Cellar Restaurants, and Colony Caterers. Dean West is also a retired U.S. Naval Officer.

TAKA YOSHIMOTO
Director since 1990
Class I Director, Executive Vice President - Operations
Age 60

Mr. Yoshimoto has served as Executive Vice President of the Company and its predecessor since 1989 and as the Director of Operations from 1985 until 1989. Mr. Yoshimoto joined the Company in 1979 and has held various positions in operations. During that time, Mr. Yoshimoto has made significant contributions to the Company's restaurant operations. Mr. Yoshimoto holds a Master Degree of Business Administration and a Master Degree of Economics and Finance from Louisiana State University, as well as a Bachelor of Arts of Liberal Arts from International Christian University, Tokyo. He was born and raised in Japan.

JOHN E. ABDO
Director since 1990
Class II Director
Age 63

John E. Abdo has been principally employed as the Vice Chairman of BankAtlantic Bancorp, Inc. since April 1987 and Chairman of the Executive Committee of BankAtlantic since October 1985. He has been a director of BFC Financial Corporation since 1988 and Vice Chairman of the Board of BFC Financial Corporation since 1993. He has been a director and Vice Chairman of the Board of BankAtlantic Bancorp, Inc. since 1994, director of BankAtlantic Bancorp, Inc. since 1984 and President of Levitt Corporation, since 1985. He is President and Chief Executive Officer of Abdo Companies, Inc., a real estate development, construction and real estate brokerage firm, for more than five years. He is also a director and Vice Chairman of Bluegreen Corporation.

NORMAN BECKER
Director since 1997
Class II Director
Age 68

Mr. Becker since 1985 has been self-employed in the practice of public accounting. Prior thereto, Mr. Becker was a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP for a period in excess of 10 years. Mr. Becker is also a director of Bluegreen Corporation. Mr. Becker is also an officer of Proguard Acquisition Corp. and Correction Services International, Inc.

ROBERT B. STURGES
Director since 2003
Class II Director
Age 59

Robert B. Sturges has been a partner since 2001 with Continental Hospitality Holdings, a hospitality company which provides development, technical and operational services to the hotel and resort industry. Mr. Sturges is a partner of the Miami Heat Basketball Organization. From 1994 to 2001, Mr. Sturges was President of the Gaming Division and a director of Carnival Resort and Casino Inc. which developed, owned and managed resorts, hotels and casinos.

JOEL A. SCHWARTZ
Director since 1982
Class III Director, President and Chief Executive Officer
Age 65

Mr. Schwartz has been President and a director of the Company and its predecessor since 1982 and has served as Chief Executive Officer since 1998.

KEVIN Y. AOKI
Director since 1998
Class III Director
Age 38

Mr. Aoki has served as a director of the Company since 1998. Mr. Aoki is the President of Aoki Group LLC. From 1998 through 2006, Mr. Aoki served as Vice President-Marketing. For two years prior thereto, he served as General Manager of Benihana of Tokyo, the originator of the Benihana concept and a principal shareholder of the Company (see "Security Ownership of Certain Beneficial Owners and Management"). From 1993 through 1996, Mr. Aoki served as Unit Manager for the Company's Chicago and Dallas restaurants and as Manager of Sales for the Company's New York region. Mr. Aoki is the son of Rocky H. Aoki, the founder of Benihana.

LEWIS JAFFE
Director since 2004
Class III
Age 49

Mr. Jaffe is President, Chief Executive Officer and a director of Oxford Media, Inc. Mr. Jaffe served as President and Chief Operating Officer of Verso Technologies from November 2004 through August 2005. From August 2002 to November 2004, Mr. Jaffe was a self-employed public speaker and consultant. From April 2002 until August 2002, Mr. Jaffe served as the interim President of Glowpoint, Inc., a publicly-traded video products and services company. From July 2000 to July 2003, Mr. Jaffe served as an independent consultant to Glowpoint, Inc. From June 2000 to March 2002, Mr. Jaffe served as President and Chief Operating Officer of PictureTel Corporation, a publicly-traded videoconferencing company. From September 1998 to June 2000, Mr. Jaffe served as a managing director in the Boston office of Arthur Andersen LLP in its global finance practice. From January 1997 to March 1998, Mr. Jaffe served as President of C Systems, LLC, a designer and manufacturer of mobile military shelters, housing, communication, radar and missile launch systems. Mr. Jaffe served as a member of the board of directors for Glowpoint, Inc. from September 2001 to July 2003, the board of directors of Media 100 Inc. from June 2003 through November 2004 and the Turnaround Management Association of New England from September 1999 through November 2004. He currently is on the Board of ACT Teleconferencing, Inc., a public company, as well as two private companies:
Travizon Inc. and Pixion, Inc.

MICHAEL R. BURRIS
Senior Vice President of Finance and Treasurer and Chief Financial Officer
Age 56

Mr. Burris has served as Senior Vice President of Finance and Treasurer and Chief Financial Officer of the Company since 1999. He was appointed Vice President- Finance and Treasurer effective 1995. Prior to his appointment with the Company, Mr. Burris was a partner with Deloitte & Touche LLP.

JUAN C. GARCIA
Senior Vice President - Chief Operating Administrative Officer
Age 42

Mr. Garcia was appointed Senior Vice President - Chief Operating Administrative Officer during 2005. Prior thereto, Mr. Garcia had been appointed as Vice President-Controller effective in 1999. He served as Controller of the Company and its predecessor since 1994. Previously, Mr. Garcia served as Assistant Controller.

For the fiscal year ended March 26, 2006, the Audit Committee consisted of Norman Becker (the Chairman), Lewis Jaffe and Robert B. Sturges, all of whom have been determined by the Board of Directors to be independent (as independence is defined in Rule 4200(a)(15) under the current National Association of Securities Dealers, Inc. listing standards). In May 2004, the Board of Directors adopted the revised Audit Committee Charter, a copy of which is attached as Exhibit 10.20 to the Annual Report on Form 10-K/A for the fiscal year ended March 28, 2004. The Board has determined that Norman Becker qualifies as an "audit committee financial expert" as defined by Item 401(h)(2) of Regulation S-K promulgated by the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Rules promulgated by the Securities and Exchange Commission govern the reporting of securities transactions by directors, executive officers and holders of 5% or more of the Company's Common Stock or Class A Stock. Based solely upon its review of copies of reports filed with the SEC and received by the Company, the Company believes that the Company's directors and executive officers have filed all required reports on a timely basis except the following: reports on Form 4s covering options granted by the Company to each of J. Ronald Castell and Joseph
J. West and reports on Form 3s reporting initial statements of beneficial ownership in the Company upon becoming director with respect to each of Messrs. Castell and West.

CODE OF ETHICS

The Company has adopted a written code of business conduct and ethics that applies to the Company's directors and officers, including the Chief Executive Officer and Chief Financial Officer. The code of business conduct and ethics is available on the Company's website, which is located at WWW.BENIHANA.COM. The Company intends to make all required disclosures concerning any amendments to, or waivers from, the Company's code of business conduct and ethics on the Company's website.

Item 11.  EXECUTIVE COMPENSATION

        The following table sets forth, for the fiscal years ended March 26, 2006, March 27, 2005 and March 28, 2004, compensation earned by the Chief Executive Officer and the other executive officers who earned more than $100,000 in salary and bonus during fiscal year 2006, including salary, bonuses, stock options and certain other compensation: SUMMARY COMPENSATION TABLE


                                                      ANNUAL COMPENSATION

NAME AND PRINCIPAL POSITION                     YEAR      SALARY      BONUS(1)
---------------------------                     ----      ------      --------
                                                            $            $
Joel A. Schwartz,                               2006      330,823     101,040
President and Chief Executive                   2005      343,132           -
Officer((2))                                    2004      339,195           -

Taka Yoshimoto,                                 2006      191,784      54,255
Executive Vice President ((3))                  2005      182,651           -
                                                2004      186,135           -

Michael R. Burris,                              2006      161,029      47,250
Senior Vice President of Finance and            2005      162,134           -
Treasurer and Chief Financial Officer((4))      2004      156,765      30,000

Kevin Y. Aoki,                                  2006      140,644           -
Vice President - Marketing ((5))                2005      140,144           -
                                                2004      137,554           -

Juan C. Garcia,                                 2006      138,673      42,000
Senior Vice President - Chief                   2005      121,635           -
Operating Administrative Officer((6))           2004      116,503      28,000


(1) Consists of bonuses earned under the Company's Administrative Incentive Compensation Plan. Bonuses earned in fiscal 2005 and 2004 were paid in one-third installments over the subsequent two years.

(2) Joel A. Schwartz, President and Chief Executive Officer, is employed on a full-time basis at an annual salary of $300,000, pursuant to the terms of an employment agreement entered into effective April 1, 2001 and amended on May 27, 2004. The agreement expires March 31, 2009. The agreement provides for annual salary increases based on cost-of-living adjustments and bonuses and additional salary increases as may be determined by the Board from time to time. The agreement provides that Mr. Schwartz may resign following a change of control and receive a severance payment, which could be equal to his salary over the unexpired term of the agreement and five additional years. The agreement also provides for additional severance payments which could equal five year's salary if Mr. Schwartz' employment terminates for failure to renew his agreement. Mr. Schwartz is prohibited from competing with the Company for a period of one year after any termination of his employment.

(3) Pursuant to the terms of an Employment Agreement entered into as of April 1, 2001. Mr. Yoshimoto, Executive Vice President-Restaurant Operations, was employed at an annual salary of $165,000. The agreement expired March 31, 2006. The agreement provided for annual salary increases based on cost of living adjustments, and bonuses and additional salary increases as may be determined by the Board from time to time, and that Mr. Yoshimoto may resign following a change of control and receive a severance payment equal to his salary over the unexpired term of the agreement. Mr. Yoshimoto executed a new Employment Agreement on April 1, 2006. Mr. Yoshimoto is prohibited from competing with the Company for a period of one year following certain terminations of employment.

(4) Pursuant to the terms of an Employment Agreement entered into as of September 1, 2003, Mr. Burris, Senior Vice President of Finance and Treasurer and Chief Financial Officer, is employed at an annual salary of $157,500. The agreement expires August 31, 2006. Mr. Burris is prohibited from competing with the Company for a period of one year following certain terminations of employment.

(5) Pursuant to the terms of an Employment Agreement entered into as of September 1, 2003. Mr. Aoki, Vice President of Marketing, was employed at an annual salary of $132,500. The agreement was to expire on August 31, 2006. Mr. Aoki resigned his position as Vice President of Marketing, during April 2006, concurrent with the sale of the Company's sole Doraku restaurant to Mr. Aoki. Mr. Aoki is prohibited from competing with the Company through August 31, 2008.

(6) Pursuant to the terms of an Employment Agreement entered into as of September 1, 2003, as amended on October 17, 2005, Mr. Garcia, Senior Vice President - Chief Operating Administrative Officer, is employed at an annual salary of $140,000. The agreement expires March 31, 2009. Mr. Garcia is prohibited from competing with the Company for a period of one year following certain terminations of employment.

STOCK OPTIONS

        The Company maintains employee stock option plans adopted in 1996, 1997 and 2000 and various directors stock option plans. The employee plans make available for stock option grants a total of 2,550,000 shares(1) of Class A Stock. Of these amounts, the Company has granted options to purchase 1,712,173 shares(1) of Class A Stock; options to 837,827 shares of Class A Stock are available for future grants.

        The purpose of the employee plans and the directors' plans is to enable the Company to attract, retain and motivate key employees and directors by providing them equity participation. The employee plans provide for incentive stock options (ISO's) under Section 422A of the Internal Revenue Code of 1986, as amended, and for options which are not ISO's. Options granted under the employee plans may not have terms exceeding ten years, and, in the case of the options which are ISO's, may not provide for an option exercise price of less than 100% of the fair market value of the Company's Common Stock or Class A Stock on the day of the grant (110% of such fair market value in the case of optionees holding 10% or more of the combined voting rights of the Company's securities).

------------------------
(1) Adjusted to reflect the 15% Stock Dividend effective August 12, 2002.

OPTIONS GRANTED IN FISCAL 2006

No options were granted in Fiscal 2006 with respect to the individuals set forth in the Summary Compensation Table.

AGGREGATE OPTION EXERCISE IN FISCAL 2006 AND FISCAL YEAR END OPTION VALUES

The following information is furnished for the fiscal year ended March 26, 2006 for stock option exercises during such fiscal year and the value realized upon exercise by the individuals set forth in the Summary Compensation Table during the fiscal year ended March 26, 2006 and the value of outstanding options held by such executive officers as of March 26, 2006.

                                                          Number of Unexercised Options    Value of Unexercised in the
                                                                   At 03/26/06              Money Options At 03/26/06
                                                          ------------------------------- -------------------------------
                              Aaquired on       Value                          Non-
           Name                Exercise       Reali8zed    Exercisdable    Exercisable    Exercisable      Non-Exercisable
--------------------------- ---------------- ------------ --------------- --------------- --------------- ----------------
                                 #                 $             #               #               $                $
CLASS A STOCK:
Joel A. Schwartz               28,750           287,238         339,250          -0-           5,830,915          -0-
Taka Yoshimoto                 80,570         1,413,531         115,000          -0-           1,687,700          -0-
Michael R. Burris             158,470         1,833,520          77,280          -0-           1,163,318          -0-
Kevin Y. Aoki                  43,250           646,495          34,500          -0-             413,910          -0-
Juan C. Garcia                 23,000           312,449          97,750          -0-           1,615,245          -0-

DEFERRED COMPENSATION PLANS

The Company has a deferred compensation plan under which certain key employees may elect to defer up to 20% of their salary and up to 100% of their bonus until retirement or termination of employment. Employees may select from various investment options for their account. Investment earnings are credited to their accounts.

INCENTIVE PLANS

RESTAURANT INCENTIVE PLAN. The Company maintains an incentive bonus program under which certain of the Company's administrative and restaurant employees, based on their performance, may be eligible for cash awards.

Under the restaurant incentive program, the awards are divided among restaurant management personnel and chefs who have been determined to have contributed significantly to the Company's operating goals. In addition, incentive bonuses of small numbers of shares of Class A Stock are also given to selected restaurant employees.

ADMINISTRATIVE INCENTIVE COMPENSATION PLANS. The Company's current Administrative Incentive Compensation Plan ties key employees' bonus earning potential to individually-designed performance objectives. Under the plan, each plan participant is provided a range of potential annual cash incentive awards based on his or her individually-designed performance objectives. Actual awards paid under the plan are based on exceeding goals tied to certain budgeted results of the Company. A portion of awards is also determined by achieving other performance and management goals. The maximum incentive awards that could be awarded to the Company's named executive officers pursuant to the incentive compensation plan are as follows: president and chief executive officer: 30% x annual base salary; executive vice president of operations: 30% x annual base salary; senior vice president - finance: 30% x annual base salary; vice president - marketing: 30% x annual base salary; senior vice president - chief operating administrative officer: 30% x annual base salary; vice president - sushi division: 30% x annual base salary. The controller along with the other senior directors are eligible to receive 20% x annual base salary. The target rate of return on equity, which is approved annually by the Compensation and Stock Option Committee was 9.5% for the fiscal year ended March 26, 2006, which rate represented a Net Income After Tax of $10,800,000. For the fiscal year ended March 26, 2006, $461,000 was accrued under the plan for payment of bonuses to employees, including executive officers.

Under the Company's prior Administrative Incentive Compensation Plan, which was applicable through fiscal 2005, awards were allocated to headquarters employees, including executive officers, if the Company exceeded annual targeted returns on equity as determined by the Compensation and Stock Option Committee. The purpose of the plan was to align the interests of management and the Company's stockholders by providing incentives, which were directly related to identified operating objectives, to the Company's officers and administrative employees upon whose judgment, initiative and efforts the Company largely depended for the successful conduct of the Company's business. Awards were made by the Compensation and Stock Option Committee of the Board of Directors and the senior management out of a bonus pool which was a predetermined percentage of the amount by which the Company's Net Income After Taxes exceeded the amount required for the annual targeted return on equity for such year. Pursuant to the Plan, the Compensation and Stock Option Committee retained the discretion to award bonuses notwithstanding the failure of the Company to achieve preset targets for a fiscal year; in fiscal 2005 and 2004, the Company exercised such discretion in awarding bonuses. For awards in excess of $1,000 earned during fiscal 2005 and earlier, one-third of the amount awarded was paid immediately to the employee and the remaining two-thirds was payable ratably over the succeeding two years. Amounts allocated under the plan may have been taken in cash or deferred in a non-qualified deferred compensation plan. Participants also had the option of electing to take awards in the Company's Class A Stock valued at a price equal to 85% of its average closing price for the period immediately preceding the making of the award. The amount of award for any individual was capped at 50% of the employee's eligible salary, which was defined as the amount of ordinary salary less 40% of the FICA salary base. For the purposes of this plan, the return on equity was computed by dividing after tax income (computed before allocations to the plan) by the amount of stockholders' equity as of the beginning of the year. During fiscal year 2006, amounts were paid with respect to performance awards granted in 2005 and 2004.

PERFORMANCE GRAPHS

Set forth below is a comparison of the five-year cumulative total return among Common Stock of the Company, the NASDAQ stock market-US index and the SIC Code Index for SIC Code 5812 (Retail - Eating Places), in each case assuming that $100 was invested on the last day of the fiscal year ending of 2001, April 1, 2001. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

                               FISCAL YEAR ENDING

COMPANY                                            2001       2002       2003       2004        2005       2006
-------                                            ----       ----       ----       ----        ----       ----
Benihana Inc., Common Stock                       100.00     168.54      98.47     160.44      140.80     276.72
SIC Code Index                                    100.00     125.89      88.77     142.12      156.77     176.36
NASDAQ Market Index - U.S. 100.00                 100.00      98.47      71.40     110.05      111.03     131.97


Set forth below is a comparison of the five-year cumulative total return among Class A Common Stock of the Company, the NASDAQ stock market-US index and the SIC Code Index for SIC Code 5812, in each case assuming that $100 was invested on the last day of the fiscal year ending of 2001, April 1, 2001. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

                               FISCAL YEAR ENDING

COMPANY                                            2001       2002       2003       2004        2005       2006
-------                                            ----       ----       ----       ----        ----       ----
Benihana Inc., Class A Common Stock               100.00     177.39      99.55     167.82      148.43     287.66
SIC Code Index                                    100.00     125.89      88.77     142.12      156.77     176.36
NASDAQ Market Index - U.S. 100.00                 100.00      98.47      71.40     110.05      111.03     131.97


COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation and Stock Option Committee served as an officer or employee of the Company or had any relationship with the Company requiring disclosure under the heading "Certain Relationships and Related Transactions," in Item 13 except for John E. Abdo, who serves as the Company's director.

REPORT ON EXECUTIVE COMPENSATION BY THE COMPENSATION AND STOCK OPTION COMMITTEE

COMPENSATION POLICY. The Compensation and Stock Option Committee is responsible for setting and administering the policies, which govern annual executive salaries, raises and bonuses. The Committee is responsible for administering the Company's Employee Stock Option Plans. The Compensation and Stock Option Committee consists of John E. Abdo, Norman Becker and J. Ronald Castell, each of whom is a non-employee member of the Board of Directors.

The policy of the Compensation and Stock Option Committee is to recommend compensation for the Chief Executive Officer and other executive officers, reflecting the contribution of such executives to the Company's growth in sales and earnings, and the implementation of the Company's strategic plans for growth. In addition, in order to assure the Company's ability to attract and retain managerial talent, an attempt is made to keep compensation competitive with compensation offered by other restaurant companies of comparable quality, size and performance.

Long-term incentive compensation policy consists of the award of stock options under the Company's stock option plans, which serve to identify and reward executive performance with increases in value for stockholders and bonuses under the Company's Administrative Incentive Compensation Plan.

PERFORMANCE AND CHIEF EXECUTIVE OFFICER COMPENSATION. Executive compensation for the fiscal year ended March 26, 2006 consisted of base salary and bonus. The Compensation and Stock Option Committee met from time to time during such fiscal year. All salary compensation paid to the Chief Executive Officer and to the Company's other executive officers during the fiscal year ended March 26, 2006 was in accordance with the terms of written employment agreements with such officers.

In addition, certain of the executive officers received awards during the fiscal year ended March 26, 2006 under the Company's Administrative Incentive Compensation Plan. Under this plan, the aggregate amount available for awards to all executive officers is determined by a formula based on the amount by which return on stockholder's equity exceeds preset targets; allocation of this amount among the Chief Executive Officer and the other executive officers is made by the Compensation and Stock Option based upon the level of management responsibility of the various executive officers and the relative contributions of each to the long-term success and increase in profitability. Each of these factors was equally considered.

Under the terms of this plan the Compensation and Stock Option Committee reserves the discretion to award bonuses notwithstanding the failure of the Company to achieve the preset target.

Compensation and Stock Option Committee:
John E. Abdo, Chairman
Norman Becker
J. Ronald Castell

DIRECTORS' COMPENSATION. During the fiscal year ended March 26, 2006, non-employee directors received directors' fees of $15,000 per year plus $1,500 for each board meeting attended in person ($750 for each meeting attended telephonically). Additionally, non-employee directors received $1,500 for each committee meeting attended in person ($750 for each meeting attended telephonically). Compensation for committee meetings was reduced to $1,000 for meetings held on the same day as board meetings. Committee chairs were compensated as follows (except where the Chairman is an employee of the Company): $7,500 per year for Audit Committee; $5,000 per year for Independent Lead Director; and $2,500 per year for all other committees. All directors are reimbursed for expenses incurred on behalf of the Company.

In addition, each director who is not an employee participates in the existing 2003 Directors' Stock Option Plan. Under this plan, options to purchase 10,000 shares of Class A Stock are automatically granted annually to such non-employee director on the date of the Company's Annual Meeting of Stockholders. Previous to the 2003 Directors' Stock Option Plan, the Company had a Directors' Stock Option Plan (Directors' Plan) and a Directors' Class A Stock Option Plan (Directors' Class A Plan). Under the Directors' Plan, 2,500 shares of Common Stock were granted in each year from 1994 thru 1997, and options to purchase 10,000 shares of Class A Stock were granted in 1998 thru 2002(1) under the Directors' Class A Plan. Each option granted under the Director's Plan from 1994 through 1997 has an exercise price equal to the fair market value of the Common Stock on the date of grant; each option granted in 1998 and thereafter has an exercise price equal to the fair market value of the Class A Stock on the date of grant. Each option granted under the Directors' Plan and the Directors' Class A Plan is for a term of 10 years and becomes exercisable as to one-third of the number of shares covered thereby on the date of grant, one-third on each of the first two anniversaries of the date of grant. Options granted under the 2003 Directors' Plan are exercisable ratably as to one-third of the shares on the date which is six months after the date of grant, one-third of the shares on the first anniversary of the grant of such option and as to the balance of such shares on the second anniversary of grant of such option. The 2003 Directors' Stock Option Plan authorizes the grant of options to purchase 300,000 shares of Class A Common Stock. The Directors' Plan authorizes the grant of options to purchase an aggregate of 35,000 shares of Common Stock and the Directors' Class A Plan authorizes the grant of options to purchase 200,000 shares(2) of Class A Stock. As of March 26, 2006, options to purchase an aggregate of 17,500 shares(2) Common Stock have been granted under the Directors' Plan and options to purchase an aggregate of 200,000 and 173,333 shares of Class A Stock have been granted under the Directors' Class A Plan and the 2003 Directors' Stock Option Plan, respectively.

------------------

(1) Options granted prior to August, 2002 received a 15% stock dividend payable in options to purchase.
(2)     Adjusted to reflect the 15% stock dividend effective August 12, 2002

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following is information relating to the beneficial ownership of the Company's Common Stock and Class A Stock by all persons the Company knows who own beneficially more than 5% of the Company's Common Stock or Class A Common Stock outstanding on July 1, 2006 and by all of the Company's executive officers and directors. As of July 1, 2006, there were 2,488,053 shares of Common Stock and 7,413,111 shares of Class A Common Stock outstanding. Except as otherwise noted, the named person owns directly and exercises sole voting power and investment discretion over the shares listed as beneficially owned.


                                                        COMMON STOCK

Name (and Address if Applicable) of                      Position With             Amount and Nature of             Percent
Beneficial Owners, Officers and Directors                the Company               Beneficial Ownership(1)(6)      of Class
-----------------------------------------                -------------             --------------------------      --------
Benihana of Tokyo, Inc.(2)                               Stockholder                       1,435,668               40.5%
232 East 63rd Street
New York, New York 10021

Kyle Aoki(2)                                             Stockholder                       1,435,668               40.5%

Grace Aoki(2)                                            Stockholder                       1,435,668               40.5%

BFC Financial Corporation(3)                             Stockholder                       1,052,632               29.7%
1750 East Sunrise Boulevard
Ft. Lauderdale, Florida 33304

FMR Corp. (4)                                            Stockholder                         373,300               10.5%
82 Devonshire Street
Boston, MA 02109

Kevin Y. Aoki(2)                                         Director                          1,436,218               40.6%


Joel A. Schwartz(5)                                      President and                        38,333                1.1%
                                                         Chief Executive
                                                         Officer/Director

Taka Yoshimoto                                           Executive Vice                       25,500                   *
                                                         President - Restaurant
                                                         Operations/Director

John E. Abdo                                             Director                             20,000                   *

Michael R. Burris                                        Senior Vice President of             17,000                   *
                                                         Finance and Treasurer and
                                                         Chief Financial Officer

Norman Becker                                            Director                              2,500                   *

All 11 directors and officers as a group                                                   1,539,551               43.5%

                                                    CLASS A COMMON STOCK


Name (and Address if Applicable) of                      Position With             Amount and Nature of             Percent
Beneficial Owners, Officers and Directors                the Company               Beneficial Ownership (7)        of Class
-----------------------------------------                -----------               ------------------------        --------
Lord, Abbett & Co. LLC(4)                                Stockholder                         839,853                11.3%
90 Hudson Street
Jersey City, NJ 07302

Gruber and McBaine Capital Management, LLC(4)            Stockholder                         558,350                 7.5%
50 Osgood Place, Penthouse
San Francisco, CA 94133

Andreeff Equity Advisors, LLC(4)                         Stockholder                         528,789                 7.1%
450 Laurel Street, Suite 2105
Baton Rouge, Louisiana 70801

Connors Investor Services, Inc. (4)                      Stockholder                         481,275                 6.5%
1210 Broadcasting Road
Wyomissing, PA 19610

Dalton, Grierner, Hartman, Maher & Co. (4)               Stockholder                         467,337                 6.3%
565 Fifth Avenue, Suite 2101
New York, NY 10017

Joel A. Schwartz                                         President and Chief                 378,434                 4.9%
                                                         Executive
                                                         Officer/Director

Michael R. Burris(8)                                     Senior Vice President of            163,767                 2.2%
                                                         Finance and Treasurer
                                                         and
                                                         Chief Financial Officer

Taka Yoshimoto                                           Executive Vice                      115,900                 1.5%
                                                         President- Restaurant
                                                         Operations/Director

Juan C. Garcia                                           Senior Vice President -              97,750                 1.3%
                                                         Chief Operating
                                                         Administrative Officer

Norman Becker                                            Director                             82,700                 1.1%

John E. Abdo                                             Director                             79,000                 1.1%

Kevin Y. Aoki                                            Director                             49,300                    *

Robert B. Sturges                                        Director                             25,000                    *

Lewis Jaffe                                              Director                             10,000                    *

J. Ronald Castell                                        Director                              3,333                    *

Joseph J. West                                           Director                              3,333                    *

All 11 directors and officers as a group                                                   1,008,516                12.2%

*less than 1%

NOTES

(1) For purposes of the beneficial ownership and the percentage ownership of each person, the shares of common stock, which BFC Financial Corporation would own upon conversion of the Convertible Preferred Stock, of the Company are considered outstanding.

(2) All of the issued and outstanding capital stock of Benihana of Tokyo, Inc. (the "Benihana of Tokyo Stock") is owned by a trust of which Kevin Y. Aoki, Kyle Aoki, Kevin Aoki's brother, and Grace Aoki, Kevin Aoki's sister, are the named trustees. By reason of such positions, such individuals may be deemed to share beneficial ownership of the Benihana of Tokyo Stock and the shares of the Company's stock owned by Benihana of Tokyo.

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

(6) Shares of the Company's Common Stock are convertible at any time into shares of the Company's Class A Stock at the option of the holder. Therefore, each beneficial owner of the Company's Common Stock may be deemed the beneficial owner of the same number of shares of the Company's Class A Stock.

(7) Beneficial ownership on this table includes the following shares of Class A Stock which may be purchased by exercise of options which are presently exercisable or which will become exercisable within 60 days: Mr. Schwartz - 339,250 shares; Mr. Yoshimoto 115,000 shares; Mr. Aoki - 34,500 shares; Mr. Burris - 77,280 shares; Mr. Garcia - 97,750 shares; Mr. Abdo - 76,000 shares; Mr. Becker - 58,750 shares; Mr. Sturges - 25,000 shares; Mr. Jaffe - 10,000 shares; Mr. Castell - 3,333 shares; Dr. West - 3,333 shares; all officers and directors as a group - 840,195 shares.

(8) Includes 1,150 shares owned by Mr. Burris' wife, as to which shares Mr. Burris disclaims beneficial ownership.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Benihana of Tokyo, Inc. owns shares representing approximately 40.5% of the votes represented by the Company's Common Stock, which class elects 75% of the directors and, therefore, Benihana of Tokyo, Inc. is able as a practical matter to control the Company through the election of a majority of its directors.

The Company sold an aggregate 800,000 shares of its Series B Preferred Stock to BFC Financial Corporation ("BFC"), a diversified holding company with operations in banking, real estate and other industries, for $20,000,000. John E. Abdo, a director of the Company, is a director and Vice Chairman of the Board of BFC and is a significant shareholder of BFC. The sale of Series B Preferred Stock was completed in two tranches between fiscal years 2005 and 2006. The sale of Series B Preferred Stock resulted in net aggregate proceeds of $19,137,000 ($9,253,000 in fiscal 2005 and $9,884,000 in fiscal 2006).

Benihana of Tokyo, Inc. ("BOT") commenced a lawsuit in the Court of Chancery of the State of Delaware against the Company, members of the Company's Board of Directors and BFC, the purchaser of the Company's Convertible Preferred Stock, in connection with the closing of the $20,000,000 sale of Series B Preferred Stock of the Company to BFC. While the Chancery Court has rejected all claims asserted against the Company and its directors in the suit brought by BOT, BOT has filed an appeal with respect to the decision of the Chancery Court. The appeal has been briefed and argued to the Delaware Supreme Court, and the parties are awaiting a decision from that court.

A trust of which Kevin Y. Aoki, a director and the former Vice
President-Marketing of the Company, Grace Aoki, Kevin Y. Aoki's sister, and Kyle Aoki, Kevin Y. Aoki's brother, are the trustees, is the owner of the Benihana of Tokyo Stock.

Benihana of Tokyo, Inc. owns a Benihana restaurant in Honolulu, Hawaii (the "Honolulu Restaurant") and all rights to the Benihana name and trade names, service marks and proprietary systems outside the territory served by the Company which consists of the United States (except for rights related to the State of Hawaii) and Central and South America and the islands of the Caribbean Sea. The Company also granted to Benihana of Tokyo, Inc. a perpetual license to operate the Honolulu Restaurant and an exclusive license to own and operate Benihana restaurants in Hawaii. This license is royalty free with respect to any Hawaiian restaurant beneficially owned by Rocky H. Aoki. The Company has a right of first refusal to purchase any Hawaiian restaurant or any joint venture or sublicensing thereof proposed to be made by Benihana of Tokyo, Inc. with an unaffiliated third party; and, in the event any Hawaiian restaurant is sold, sublicensed or transferred to a third party not affiliated with Rocky H. Aoki, the Company will be entitled to receive royalties from such restaurant equal to 6% of gross revenues.

Darwin C. Dornbush, the Company's Secretary and a retired director of the Company, is a partner in Dornbush Schaeffer Strongin & Venaglia, LLP, formerly known as Dornbush Schaeffer Strongin &Weinstein, LLP, a law firm. In the fiscal year ended March 26, 2006, the Company incurred approximately $660,000 in legal fees and expenses to Dornbush Schaeffer Strongin & Venaglia, LLP.

Mr. Rocky H. Aoki, the founder of Benihana and the father of Kevin Y. Aoki, resigned as Chairman and Chief Executive Officer in 1998. Under the terms of a Consulting Agreement, Mr. Aoki continued to provide consulting services to the Company. He was paid $600,000 a year for these services subject to cost of living adjustments. This agreement expired in March 2006.

Subsequent to fiscal 2006, the Company sold the assets of its sole Doraku restaurant to Kevin Aoki, the Company's former Vice President of Marketing and a current member of the Board of Directors. The assets were sold for $536,000, based on arm's length negotiations with an independent appraisal. The transaction was approved by the Board of Directors. Pursuant to the sale agreement, Kevin Aoki extended the non-competition provision of his employment agreement through August 31, 2008, but Mr. Aoki is permitted (i) to own, operate and manage Sushi Doraku restaurants in Hawaii and in Miami-Dade County, Florida, provided any such restaurants in Miami-Dade County are not within a seven mile radius of any existing or proposed restaurants then being operated by the Company or any of its subsidiaries or franchisees and (ii) to have an interest in any other additional Sushi Doraku restaurants with the prior written consent, not to be unreasonably withheld, of a committee of the Company's Board of Directors. Additionally, the Company paid Mr. Aoki approximately $56,000 upon his resignation from the Company, representing the remainder of his unearned salary under an employment agreement. The financial impact of this transaction will be nominal.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company's annual financial statements included in the Company's Annual Report on Form 10-K and review of financial statements included in the Company's quarterly reports on Form 10-Q for fiscal 2005 and 2006, and fees billed for other services rendered by Deloitte & Touche LLP.


                                      2005                      2006
                                      ----                      ----

Audit Fees(1)                       $532,650                  $707,925
Audit Related Fees(2)(3)               6,850                     8,000
Tax Fees(3)(4)                       102,401                       -0-
All Other Fees                           -0-                       -0-



(1) The fees consisted of the audit of the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K and reviews of its interim financial statements included in the Company's quarterly reports on Form 10-Q. The significant increase in audit fees in 2006 was driven by additional fees related to the testing of the remediation of the 2005 material weakness.

(2) The audit related fees consisted of services incurred for the audit of the Company's Employee Benefit Plan.

(3) The Audit Committee has determined that the provisions of all non-audit services performed for the Company by Deloitte & Touche LLP is compatible with maintaining that firm's independence.

(4) Tax fees consisted primarily of tax advisory services.

The Audit Committee's policy is to pre-approve all audit services and all non-audit services that the Company's independent auditor is permitted to perform for the Company under applicable federal securities regulations. While it is the general policy of the Audit Committee to make such determinations at full Audit Committee Meetings, the Audit Committee may delegate its pre-approval authority to one or more members of the Audit Committee, provided that all such decisions are presented to the full Audit Committee at its next regularly scheduled meeting.

                                     PART IV


Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         3. Exhibits:

              13.01 Portions of Annual Report to Stockholders for the year ended March 26, 2006. Incorporated by reference to
                        Exhibit 13.01 of the 2006 10-K.

              31.01     Chief Executive Officer's certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

              31.02     Chief Financial Officer's certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

              32.01     Chief Executive Officer's certification pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

              32.02     Chief Financial Officer's certification pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 24, 2006                          BENIHANA INC.

                                              By:  /s/ Joel A. Schwartz
                                              --------------------------------
                                              Joel A. Schwartz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the Company and in the capacities indicated.

Signature                                       Title                                   Date
---------                                       -----                                   ----
/s/ Joel A. Schwartz                            President and                           July 24, 2006
-----------------------------------             Director (Principal
Joel A. Schwartz                                Executive Officer)

/s/ Taka Yoshimoto                              Executive Vice President -              July 24, 2006
-----------------------------------             Restaurant Operations
Taka Yoshimoto                                  and Director

/s/ Michael R. Burris                           Senior Vice President of                July 24, 2006
-----------------------------------             Finance and Treasurer and
Michael R. Burris                               Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

/s/ John E. Abdo                                Director                                July 24, 2006
-----------------------------------
John E. Abdo

/s/ Kevin Y. Aoki                               Director                                July 24, 2006
-----------------------------------
Kevin Y. Aoki

/s/ Norman Becker                               Director                                July 24, 2006
-----------------------------------
Norman Becker

/s/ J. Ronald Castell                           Director                                July 24, 2006
-----------------------------------
J. Ronald Castell

/s/ Lewis Jaffe                                 Director                                July 24, 2006
-----------------------------------
Lewis Jaffe

/s/ Robert B. Sturges                           Director                                July 24, 2006
-----------------------------------
Robert B. Sturges

/s/ Joseph J. West                              Director                                July 24, 2006
-----------------------------------
Joseph J. West