Form 10-Q
period 2006-07-16
BENIHANA INC
filed 2006-08-25
CIK 935226

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended July 16, 2006

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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [X]   Non-accelerated filer  [ ]

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes        No  X
                                                 -----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock $.10 par value, 2,462,153 shares outstanding at July 31, 2006

 Class A Common Stock $.10 par value, 7,453,000 shares outstanding at
                                 July 31, 2006

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FOUR PERIODS ENDED JULY 16, 2006


TABLE OF CONTENTS
                                                                                        PAGE
PART I - Financial Information

              Item 1.  Financial Statements - unaudited

                 Condensed Consolidated Balance Sheets (unaudited)
                     at July 16, 2006 and March 26, 2006                                   1

                 Condensed Consolidated Statements of Earnings
                     (unaudited) for the Four Periods Ended
                     July 16, 2006 and July 17, 2005                                       2

                 Condensed Consolidated Statement of Stockholders'
                     Equity (unaudited) for the Four Periods Ended
                     July 16, 2006                                                         3

                 Condensed Consolidated Statements of Cash Flows
                     (unaudited) for the Four Periods Ended
                     July 16, 2006 and July 17, 2005                                       4

                 Notes to Condensed Consolidated Financial Statements
                     (unaudited)                                                           5 - 13

              Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                             14 - 22

              Item 3.  Quantitative and Qualitative Disclosures
                 about Market Risk                                                         22

              Item 4.  Controls and Procedures                                             23

PART II -     Other Information

              Item 1.    Legal Proceedings                                                 24

              Item 1A.   Risk Factors                                                      24

              Item 6.    Exhibits and Reports on Form 8-K                                  25

              Signature                                                                    26

              Certifications                                                               27 - 30

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information
ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share information)                             JULY 16,            March 26,
                                                                                     2006                2006
----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $   17,798         $  19,138
     Receivables, net                                                                    1,552             2,437
     Inventories                                                                         5,602             6,528
     Income tax receivable                                                                  24             1,634
     Prepaid expenses and other current assets                                           1,287             1,517
     Deferred income tax asset, net                                                        709               805
----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                    26,972            32,059

Property and equipment, net                                                            129,187           123,578
Goodwill                                                                                29,900            29,900
Other assets                                                                             5,571             5,979
----------------------------------------------------------------------------------------------------------------------
                                                                                    $  191,630         $ 191,516
======================================================================================================================
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                               $    7,288         $   8,044
     Accrued expenses                                                                   16,810            20,821
     Accrued put option liability                                                        3,718             3,718
     Current maturities of bank debt                                                     3,333             4,166
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               31,149            36,749

Long-term debt - bank                                                                    1,667             2,500
Deferred obligations under operating leases                                              7,208             7,059
Deferred income tax liability, net                                                         309               673
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                       40,333            46,981
----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 6,8)

Convertible Preferred Stock - $1.00 par value; authorized - 5,000,000 shares;
     Series B Mandatory Redeemable Convertible Preferred Stock - authorized -
     800,000 shares; issued and outstanding - 800,000 shares with a liquidation preference of $20 million plus
     accrued and unpaid dividends as of July 16, 2006 (Note 8)                          19,300            19,273
----------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
     Common stock - $.10 par value; convertible into Class A Common stock;
         authorized - 12,000,000 shares; issued and
         outstanding - 2,488,053 and 2,649,953 shares, respectively                        249               265
     Class A Common stock - $.10 par value; authorized - 20,000,000 shares;
         issued and outstanding - 7,415,600 and 7,111,671 shares, respectively             742               711
     Additional paid-in capital                                                         62,926            60,393
     Retained earnings                                                                  68,223            64,036
     Treasury stock - 10,828 shares of Common and
         Class A Common stock at cost                                                     (143)             (143)
----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                             131,997           125,262
----------------------------------------------------------------------------------------------------------------------
                                                                                    $  191,630         $ 191,516
======================================================================================================================
See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

 (In thousands, except per share information)

                                                                                      FOUR PERIODS ENDED
                                                                               ----------------------------------
                                                                                   JULY 16,         July 17,
                                                                                     2006             2005
-----------------------------------------------------------------------------------------------------------------
REVENUES
Restaurant sales                                                                  $  79,396          $  73,617
Franchise fees and royalties                                                            497                448
-----------------------------------------------------------------------------------------------------------------
Total revenues                                                                       79,893             74,065
-----------------------------------------------------------------------------------------------------------------


COSTS AND EXPENSES
Cost of food and beverage sales                                                      19,129             17,956
Restaurant operating expenses                                                        46,214             42,271
Restaurant opening costs                                                                481                289
Marketing, general and administrative expenses                                        7,249              6,256
-----------------------------------------------------------------------------------------------------------------
Total operating expenses                                                             73,073             66,772
-----------------------------------------------------------------------------------------------------------------

Income from operations                                                                6,820              7,293
Interest (income) expense, net                                                         (127)               117
-----------------------------------------------------------------------------------------------------------------

Income before income taxes and minority interest                                      6,947              7,176
Income tax provision                                                                  2,426              2,500
-----------------------------------------------------------------------------------------------------------------

Income before minority interest                                                       4,521              4,676
Minority interest                                                                         -                178
-----------------------------------------------------------------------------------------------------------------

NET INCOME                                                                            4,521              4,498
Less:  accretion of issuance costs and preferred stock dividends                        334                177
-----------------------------------------------------------------------------------------------------------------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                                    $   4,187          $   4,321
=================================================================================================================

EARNINGS PER SHARE
Basic earnings per common share                                                   $     .43          $     .47
Diluted earnings per common share                                                 $     .40          $     .44
=================================================================================================================

See notes to condensed consolidated financial statements

BENIHANA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOUR PERIODS ENDED JULY 16, 2006
(UNAUDITED)

  (In thousands, except share information)

                                                                  Class A   Additional                             Total
                                                       Common     Common      Paid-in    Retained    Treasury   Stockholders'
                                                       Stock       Stock      Capital    Earnings      Stock       Equity
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 26, 2006                                 $ 265        $711     $60,393     $64,036       $(143)    $125,262

     Net income                                                                             4,521                    4,521

     Issuance of 137,029 shares of Class A
         common stock from exercise of options                         14       1,586                                1,600

     Issuance of 5,000 shares of common stock
         from exercise of options                           1                      49                                   50

     Conversion of 166,900 shares of common stock
         into 166,900 shares of Class A common stock
         at $.10 par value                                (17)         17                                                -

     Dividends declared on Series B Preferred Stock                                          (307)                    (307)

     Accretion of issuance costs on Series B
         Preferred Stock                                                                      (27)                     (27)

     Stock based compensation                                                     104                                  104

     Tax benefit from stock option exercises                                      794                                  794

-----------------------------------------------------------------------------------------------------------------------------

BALANCE, JULY 16, 2006                                  $ 249        $742     $62,926     $68,223       $(143)    $131,997
=============================================================================================================================

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)                                                                                FOUR PERIODS ENDED
                                                                                      -----------------------------------
                                                                                          JULY 16,          July 17,
                                                                                            2006              2005
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                              $     4,521        $    4,498
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                                            4,367             3,287
     Minority interest                                                                            -               178
     Deferred income taxes                                                                     (268)              156
     Stock-based compensation                                                                   104                 -
     Tax benefit from stock option exercises                                                      -               190
     Loss on disposal of assets                                                                  34                60
     Change in operating assets and liabilities that provided (used) cash:
                  Receivables                                                                   903               (71)
                  Inventories                                                                   866              (359)
                  Prepaid expenses and other current assets                                     227               375
                  Income taxes                                                                1,610              (325)
                  Other assets                                                                 (188)             (206)
                  Accounts payable                                                               (7)              579
                  Accrued expenses and deferred obligations
                       under operating leases                                                (1,278)              701
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    10,891             9,063
-------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Expenditures for property and equipment                                                     (12,808)           (4,677)
Payment of contingent consideration on RA Sushi acquisition                                    (228)             (348)
Cash proceeds from sale of Sushi Doraku                                                         515                 -
Collection on Sushi Doraku note                                                                   6                 -
Cash proceeds from sale of property and equipment                                                 2                 -
-------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (12,513)           (5,025)
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Repayment of long-term loan and obligations under capital leases                             (1,666)           (1,691)
Proceeds from issuance of common stock under exercise of stock options                        1,650               717
Tax benefit from stock option exercises                                                         794                 -
Dividends paid on Series B Preferred Stock                                                     (496)             (247)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                             282            (1,221)
-------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (1,340)            2,817
Cash and cash equivalents, beginning of year                                                 19,138             3,278
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $    17,798       $     6,095
==========================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the four periods:
     Interest                                                                           $       195       $       181
     Income taxes                                                                       $       246       $     1,738
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Acquired property and equipment for which cash payments had not yet been made      $     1,110       $     1,383
     Note receivable received as partial consideration for sale of Sushi Doraku         $        24       $         -
     Accrued but unpaid dividends on the Series B Preferred Stock                       $        44       $        23
==========================================================================================================================
See notes to condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 16, 2006 AND JULY 17, 2005
(UNAUDITED)


1.  GENERAL

    The accompanying condensed consolidated balance sheet as of March 26, 2006, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("US GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 26, 2006 appearing in the Benihana Inc. and Subsidiaries (the "Company") Annual Report on Form 10-K filed with the Securities and Exchange Commission.

    The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the four periods (sixteen weeks) ended July 16, 2006 and July 17, 2005 are not necessarily indicative of the results to be expected for the full year.

    The Company has a 52/53-week fiscal year. The Company's fiscal year ends on the Sunday within the dates of March 26 through April 1. The Company divides the fiscal year into 13 four-week periods. Because of the odd number of periods, the Company's first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consists of 3 periods totaling 12 weeks each. In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year. This operating calendar provides the Company a consistent number of operating days within each period, as well as ensures that certain holidays significant to the Company occur consistently within the same fiscal quarters. Because of the differences in length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable. The current fiscal year consists of 53 weeks and will end on April 1, 2007. The prior fiscal year ended on March 26, 2006 and consisted of 52 weeks.

    In the accompanying unaudited condensed consolidated statement of cash flows for the four periods ended July 17, 2005, the Company has changed the classification of the following items:

    o The tax benefit from stock option exercises to present such as an operating activity. The Company previously presented such amount as a financing activity.

    o Contingent payments of $348,000 made during the four periods ended July 17, 2005 related to its RA Sushi acquisition as a use of cash related to investing activities in the accompanying unaudited condensed consolidated statement of cash flows for the four periods ended July 17, 2005. This payment had been previously presented within the change in operating liabilities and reduced net cash provided by operating activities.

    o Additions to property and equipment, during the four periods ended July 17, 2005, for which payments have not been made as of the respective period end. These amounts were previously presented as a change in operating liabilities and as an expenditure for property and equipment instead of as noncash investing activities.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 16, 2006 AND JULY 17, 2005
(UNAUDITED)


    These changes resulted in a net increase of $238,000 in net cash provided by operating activities, a net increase of $48,000 in net cash used in investing activities and an increase of $190,000 in net cash used in financing activities from amounts previously presented.


2.  STOCK-BASED COMPENSATION

    Prior to March 27, 2006, the Company accounted for stock options issued to employees under the intrinsic value method of accounting for stock-based compensation as defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, the Company recognized no compensation expense with respect to such awards because stock options were granted at the fair market value of the underlying shares on the date of the grant. On March 27, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") and supersedes APB 25. SFAS 123R requires compensation costs related to share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. With limited exceptions, the amount of compensation cost will be measured based on the fair market value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in net earnings. The Company elected to adopt SFAS 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior period presented in this Form 10-Q has not been restated to reflect the fair value method of expensing stock options. In accordance with SFAS 123R, tax benefits received of $794,000 related to equity award grants that are in excess of the tax benefits recorded on the Company's condensed consolidated statements of earnings are classified as a cash inflow in the financing section of the Company's condensed consolidated statements of cash flows beginning in the first quarter of fiscal 2007.

    The Company maintains employee stock option plans adopted in 1996, 1997 and 2000 and various directors' stock option plans. These plans make available for stock option grants a total of 3,085,000 shares of Class A Stock. Of these amounts, the Company has granted options to purchase 2,101,841 shares of Class A Stock; leaving 983,159 shares available for future grants.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 16, 2006 AND JULY 17, 2005
(UNAUDITED)


    The Company recorded $104,000 ($68,000 net of tax) in stock compensation expense during the four periods ended July 16, 2006, as a result of adopting SFAS 123R. The Company did not recognize any stock compensation expense during the four periods ended July 17, 2005. The pro-forma disclosures for the four periods ended July 17, 2005 below are provided as if the Company had adopted the fair value recognition requirements under SFAS 123. Under SFAS 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company's stock options. Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on net income and earnings per share for the four periods ended July 17, 2005 (in thousands, except per share information):

                                                       FOUR PERIODS
                                                           ENDED
                                                      ----------------
                                                         July 17,
                                                           2005
                                                      ----------------
      NET INCOME
             As reported                                $    4,498
             Less:  Accretion of issuance costs
                 and preferred stock dividends                 177
                                                      ----------------
             Net income attributable to
                 common stockholders                         4,321
             Add:  Stock-based compensation
                 cost included in net income                     -
             Less:  Total stock-based
                 employee compensation
                 expense determined under
                 fair value based method
                 for all awards                                 24
                                                      ----------------
             Pro forma net income for computation
                 of basic earnings per share            $    4,297
             Add:  Accretion of issuance costs
                 and preferred stock dividends                 177
                                                      ----------------
             Pro forma net income for computation
                 of diluted earnings per common
                 share                                  $    4,474
                                                      ================
      BASIC EARNINGS PER SHARE
             As reported                                $      .47
                                                      ================
             Pro forma                                  $      .47
                                                      ================
      DILUTED EARNINGS PER SHARE
             As reported                                $      .44
                                                      ================
             Pro forma                                  $      .43
                                                      ================

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 16, 2006 AND JULY 17, 2005
(UNAUDITED)


The Company will use the Black-Scholes option pricing model to estimate the fair value of options granted subsequent to the adoption of SFAS 123R. The estimated fair value of share-based compensation is amortized to expense over the vesting period, which is generally two years.

There were no options granted during the four periods ended July 16, 2006 and July 17, 2005. Assumptions used in estimating the fair value of options granted during the remainder of fiscal 2006, as well as fiscal year 2005, are described in Note 1 to the consolidated financial statements for the year ended March 26, 2006 appearing in the Company's Annual Report on Form 10-K.

The following is a summary of stock option activity for the four periods ended July 16, 2006:

                                                                                    Weighted
                                                                   Weighted         Average
                                                                   Average         Remaining         Aggregate
                                                                   Exercise       Contractual        Intrinsic
                                                  Shares            Price             Life             Value
                                               --------------   ---------------  ---------------   ---------------
          Outstanding at March 26, 2006          1,173,184         $   12.49           5.1
          Granted                                        -                 -
          Canceled/Expired                          (1,165)             7.99
          Exercised                               (142,029)            11.61
                                               --------------   ---------------  ---------------   ---------------

          Outstanding at July 16, 2006           1,029,990         $   12.63           4.9            $10,525,000
                                               ==============   ===============   ==============   ===============

          Exercisable at July 16, 2006             976,659         $   11.95           4.7            $10,352,000
                                               ==============   ===============   ==============   ===============

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. For the four periods ended July 16, 2006 and July 17, 2005, the total intrinsic value of stock options exercised was approximately $2,498,000 and $684,000, respectively. Proceeds from stock options exercised during the four periods ended July 16, 2006 and July 17, 2005 totaled $1,650,000 and $717,000, respectively. Upon the exercise of stock options, shares are generally issued from new issuances of stock. The tax benefit realized for tax deductions from stock options exercised during the four periods ended July 16, 2006 and July 17, 2005 totaled $794,000 and $190,000, respectively. As of July 16, 2006, total unrecognized compensation cost related to nonvested share-base compensation totaled $256,000 and is expected to be recognized over approximately 1.5 years.


3.  INVENTORIES

    Inventories consist of (in thousands):
                                              JULY 16,           March 26,
                                                2006               2006
                                           ---------------    ----------------

    Food and beverage                          $  2,092         $   3,152
    Supplies                                      3,510             3,376
                                           ---------------    ----------------

                                               $  5,602         $   6,528
                                           ===============    ================

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 16, 2006 AND JULY 17, 2005
(UNAUDITED)


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

    The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock (in thousands):

                                                            FOUR PERIODS ENDED
                                                    -----------------------------------
                                                       JULY 16,            July 17,
                                                         2006                2005
                                                    ---------------     ---------------
      Net income, as reported                           $  4,521            $  4,498
      Less:  Accretion of issuance costs and
          preferred stock dividends                          334                 177
                                                    ---------------     ---------------
      Income for computation of basic
          earnings per common share                        4,187               4,321
      Add:  Accretion of issuance costs and
          preferred stock dividends                          334                 177
                                                    ---------------     ---------------
      Income for computation of diluted
          earnings per common share                     $  4,521            $  4,498
                                                    ===============     ===============

                                                            FOUR PERIODS ENDED
                                                    -----------------------------------
                                                       JULY 16,            July 17,
                                                         2006                2005
                                                    ---------------     ---------------
      Weighted average number of
            common shares used in basic
            earnings per share                             9,810                9,224
      Effect of dilutive securities:
            Stock options                                    579                  398
            Series B Preferred Stock                       1,055                  697
                                                    ---------------     ---------------
      Weighted average number of
            common shares and dilutive
            potential common stock used
            in diluted earnings per share                 11,444               10,319
                                                    ===============     ===============

During the four periods ended July 17, 2005, stock options to purchase 222,750 shares of common stock were excluded from the calculation of diluted earnings per share since the effect would be considered antidilutive. No stock options to purchase common stock were excluded from the calculation of diluted earnings per share for the four periods ended July 16, 2006.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 16, 2006 AND JULY 17, 2005
(UNAUDITED)


5.  RESTAURANT OPERATING EXPENSES

    Restaurant operating expenses consist of the following (in thousands):

                                                           FOUR PERIODS ENDED
                                                    -----------------------------------
                                                       JULY 16,            July 17,
                                                         2006                2005
                                                    ---------------     ---------------
      Labor and related costs                        $   26,324           $  25,294
      Restaurant supplies                                 1,680               1,448
      Credit card discounts                               1,469               1,336
      Utilities                                           1,938               1,772
      Occupancy costs                                     4,701               4,384
      Depreciation and amortization                       4,225               3,148
      Other restaurant operating expenses                 5,877               4,889
                                                    ---------------     ---------------
      Total restaurant operating expenses            $   46,214           $  42,271
                                                    ===============     ===============


6.  LONG-TERM DEBT

    The Company presently has borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan. At July 16, 2006, the Company had $5,000,000 outstanding under the term loan which is payable in quarterly installments of $833,333 until the term loan matures in December 2007. Additionally, the Company maintains a revolving line of credit facility. The line of credit facility allows the Company to borrow up to $15,000,000 through December 31, 2007. At July 16, 2006, the Company had an aggregate $1,975,000 in letters of credit outstanding against such facility. Accordingly, at July 16, 2006, the Company had $13,025,000 available for borrowing under the line of credit facility, as no borrowings were outstanding, on that date. The interest rate at July 16, 2006 of both the line of credit and the term loan was 6.50%. The Company has the option to pay interest at Wachovia's prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization, as defined in the agreement, to its indebtedness. The loan agreements limit capital expenditures to certain amounts, require that the Company maintain certain financial ratios and profitability amounts and limit the payment of cash dividends. As of July 16, 2006, the Company was in compliance with all covenants of the Company's credit agreement with Wachovia.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 16, 2006 AND JULY 17, 2005
(UNAUDITED)


7.  RELATED PARTY TRANSACTION

    During April 2006, the Company sold the assets of its sole Sushi Doraku restaurant to Mr. Kevin Aoki, the Company's former Vice President of Marketing and a current member of the Board of Directors. The assets were sold for $539,000, after adjustment, as determined by an independent appraisal. The transaction was approved by the Board of Directors. Pursuant to the sale agreement, Mr. Aoki extended the non-competition provision of his employment agreement through August 31, 2008, but Mr. Aoki is permitted
    (i) to own, operate and manage Sushi Doraku restaurants in Hawaii and in Miami-Dade County, Florida, provided any such restaurants in Miami-Dade County are not within a seven mile radius of any existing or proposed restaurants then being operated by the Company or any of its subsidiaries or franchisees and (ii) to have an interest in any other additional Sushi Doraku restaurants with the prior written consent, not to be unreasonably withheld, of a committee of the Company's Board of Directors. Additionally, the Company paid Mr. Aoki approximately $56,000 upon his resignation from the Company, representing the remainder of his unearned salary under an employment agreement. The financial impact of this transaction was nominal.

    While the assets of the Sushi Doraku restaurant meet the definition of "discontinued operations," as defined in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has not segregated Sushi Doraku's assets and results of operations, as the amounts are immaterial. Assets held for sale at March 26, 2006 totaled $499,000, and results of operations (net of taxes) were approximately $41,000, and $10,000 for the four periods ended July 16, 2006 and July 17, 2005, respectively.


8.  COMMITMENTS AND CONTINGENCIES

    HARU MINORITY INTEREST
    In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period from July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the "Minority Stockholders") had a one-time option to sell their remaining shares to the Company (the "put option"). The exercise price under the put option was to be calculated as four and one-half (4 1/2) times Haru's consolidated cash flow for the fiscal year ended March 27, 2005 less the amount of Haru's debt (as that term is defined in the purchase agreement) at the date of the computation.

    On July 1, 2005, the Minority Stockholders exercised the put option. Since that time the parties have been engaged in negotiations over the calculation of the put option price.

    The Company believes that the proper application of the put option price formula would result in a payment to the former Minority Stockholders of approximately $3.7 million. The former Minority Stockholders claim to be entitled to a greater payment. There can be no assurance that this matter will not result in a legal proceeding or that the Company's interpretation of the put option price formula will prevail in any such proceeding. The Company has recorded a $3.7 million liability for the payment of the put option, based upon its calculation under the put option price formula.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 16, 2006 AND JULY 17, 2005
(UNAUDITED)


    BENIHANA OF TOKYO LITIGATION
    On July 2, 2004, Benihana of Tokyo, Inc. ("BOT"), a significant holder of the Company's Common Stock, commenced a lawsuit in the Court of Chancery of the State of Delaware (the "Chancery Court") against the Company, individuals who were then members of the Company's Board of Directors and BFC Financial Corporation ("BFC"). The action, which purported to be brought both individually and derivatively on behalf of the Company, sought temporary and permanent injunctive relief, monetary damages of $14.2 million for loss of value of the Company's Common Stock and from $9.5 million to $10.8 million for loss of an alleged control premium, and recovery of costs and expenses, in connection with the closing of the $20.0 million sale of a new class of Series B Preferred Stock of the Company to BFC, a diversified holding company with operations in banking, real estate and other industries. John E. Abdo, a director of the Company, serves as a Vice Chairman, director, and is a significant shareholder of BFC. Among other relief sought, the action sought rescission of the sale of the Series B Preferred Stock to BFC.

    The action alleges that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holding in the Company. The trial of the action was completed on November 15, 2004, and on December 8, 2005, the Chancery Court rejected all claims asserted against the Company and its directors in the suit brought by BOT. In rejecting BOT's claims, the Chancery Court found that "the directors who approved the transaction did so, on an informed basis, acting in good faith and believing that they were acting in the best interests of Benihana." Thereafter, BOT filed an appeal with respect to the decision of the Chancery Court, and on August 24, 2006, the Delaware Supreme Court issued an opinion affirming the trial court's ruling in favor of the Company and its Board of Directors in all respects.

    The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.

    SUPPLY AGREEMENTS
    The Company has entered into supply agreements for the purchase of beef, chicken and certain seafood items, in the normal course of business, at fixed prices for periods between six and twelve months. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.


9.  RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS109, Accounting for Income Taxes ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of April 2, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company's financial position and results of operations.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 16, 2006 AND JULY 17, 2005
(UNAUDITED)


10.  SEGMENT REPORTING

    Because of the increasing significance of the Company's RA Sushi and Haru concepts, as reflected in recent changes to the Company's management structure, the Company has determined that its reportable segments are those that are based on the Company's methods of internal reporting and management structure. The Company's reportable segments are based on restaurant concept. Prior to the first fiscal quarter of 2007, the Company operated as a single reporting segment. There were no material amounts of revenues or transfers between reportable segments.

    The table below presents information about reportable segments (in thousands):

                                                              Four Periods Ended
                        -----------------------------------------------------------------------------------------------
                                                                July 16, 2006
                        -----------------------------------------------------------------------------------------------
                                                                            Sushi
                         Teppanyaki        RA Sushi          Haru          Doraku        Corporate        Consolidated
                        -------------    -------------    ------------    ----------    -------------    --------------
Revenues                     $58,490          $11,289         $9,432          $185             $497           $79,893

Operating income               6,827            1,077          1,893            69           (3,046)            6,820

Capital expenditures          10,694            1,779            335             -                -            12,808


                                                              Four Periods Ended
                        -----------------------------------------------------------------------------------------------
                                                                July 17, 2005
                        -----------------------------------------------------------------------------------------------
                                                                            Sushi
                         Teppanyaki        RA Sushi          Haru          Doraku        Corporate       Consolidated
                        -------------    -------------    ------------    ----------    -------------    --------------
Revenues                     $57,789           $7,037         $8,234           $557            $448            $74,065

Operating income               7,357              707          1,519             17          (2,307)             7,293

Capital expenditures           2,840              421          1,416              -               -              4,677

    Revenues for each of the segments consist of restaurant sales. Franchise revenues, while generated from Benihana franchises, have not been allocated to the Teppanyaki segment. Franchise revenues are reflected as corporate revenues.

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

The following table reflects changes in restaurant count during the four periods ended July 16, 2006 and July 17, 2005:

                                                                         FOUR PERIODS ENDED
                                           -------------------------------------------------------------------------------
                                                                           JULY 16, 2006
                                           -------------------------------------------------------------------------------
                                                                                                 SUSHI
                                             TEPPANYAKI         RA SUSHI          HARU          DORAKU           TOTAL
                                           ---------------    -------------    -----------    ------------    ------------
Restaurant count, beginning of
   year                                          56                   9              7               1              73
Openings                                          1                   2              -               -               3
Sale to related party                             -                   -              -              (1)             (1)
                                           ---------------    -------------    -----------    ------------    ------------

Restaurant count, end of period                  57                  11              7               -              75
                                           ===============    =============    ===========    ============    ============

                                                                         FOUR PERIODS ENDED
                                           -------------------------------------------------------------------------------
                                                                           JULY 17, 2005
                                           -------------------------------------------------------------------------------
                                                                                                 SUSHI
                                             TEPPANYAKI         RA SUSHI          HARU          DORAKU           TOTAL
                                           ---------------    -------------    -----------    ------------    ------------
Restaurant count, beginning of
   year                                          56                   8              6               1              71
Openings                                          -                   -              1               -               1
                                           ---------------    -------------    -----------    ------------    ------------

Restaurant count, end of period                  56                   8              7               1              72
                                           ===============    =============    ===========    ============    ============

Revenues increased 7.9% in the current four periods when compared to the corresponding periods a year ago. Net income increased 0.5% in the current four periods when compared to the corresponding periods a year ago. Earnings per diluted share decreased 9.1%, in the current four periods when compared to the corresponding periods a year ago. For purposes of calculating diluted earnings per share, the increase in net income was offset by an increase of 10.9% in the diluted weighted average shares outstanding.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

FOUR PERIODS ENDED JULY 16, 2006 COMPARED TO JULY 17, 2005 -- The amounts of revenues and the changes in amount and percentage change in amount of revenues when compared to the same periods in the prior year are shown in the following tables (in thousands).

                                           FOUR PERIODS ENDED                 CHANGE FROM PRIOR YEAR
                                    ----------------------------------    --------------------------------
                                      JULY 16,           July 17,
                                        2006               2005                $                  %
                                    --------------    ----------------    -------------      -------------
Restaurant sales                    $    79,396       $       73,617      $    5,779              7.9%
Franchise fees and royalties                497                  448              49             10.9%
                                    --------------    ----------------    -------------      -------------
Total revenues                      $    79,893       $       74,065      $    5,828              7.9%
                                    ==============    ================    =============      =============

Components of restaurant revenues consisted of the following (in thousands):

                                                 FOUR PERIODS ENDED
                                             ----------------------------           CHANGE
                                               JULY 16,        JULY 17,      --------------------------
                                                2006            2005             $              %
                                             ------------    ------------    ----------    ------------
TOTAL RESTAURANT SALES BY CONCEPT:
   Benihana                                    $58,490         $57,789           $701           1.2%
   RA Sushi                                     11,289           7,037          4,252          60.4%
   Haru                                          9,432           8,234          1,198          14.5%
   Sushi Doraku                                    185             557           (372)        -66.8%
                                             ------------    ------------    ----------    ------------
Total restaurant sales                         $79,396         $73,617         $5,779           7.9%
                                             ============    ============    ==========    ============


COMPARABLE RESTAURANT SALES BY CONCEPT:
   Benihana                                    $57,516         $53,394         $4,122           7.7%
   RA Sushi                                      8,350           7,037          1,313          18.6%
   Haru                                          9,104           8,234            870          10.6%
   Sushi Doraku                                    185             175             10           5.7%
                                             ------------    ------------    ----------    ------------
Total comparable restaurant sales              $75,155         $68,840         $6,315           9.2%
                                             ============    ============    ==========    ============

The increase in teppanyaki comparable sales was the result of a 2.3% increase in the average per person guest check, as well as an increase of 4.9% in guest counts for teppanyaki restaurants opened longer than one year. RA Sushi's increase in comparable sales was driven by a 16.9% increase in guest counts at locations opened longer than one year and a 1.4% increase in the average per person guest check. Haru's comparable sales increase was comprised of a 5.7% increase in guest counts at locations opened longer than one year and a 3.4% increase in average per person guest check.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the changes in restaurant sales between the four periods ended July 16, 2006 and July 17, 2005 (in thousands):

                                                                                                         SUSHI
                                                     TEPPANYAKI         RA SUSHI          HARU           DORAKU          TOTAL
                                                   ---------------    -------------    ------------    -----------    -------------
Restaurant sales during the four periods
     ended July 17, 2005                              $57,789             $7,037          $8,234           $557          $73,617
Increase in comparable sales                            4,122              1,313             870             10            6,315
Increase from new or acquired restaurants               1,043              2,939             328              -            4,310
Decrease from closed or sold restaurants                 (526)                 -               -           (382)            (908)
Decrease from temporary closures                       (3,938)                 -               -              -           (3,938)
                                                  ---------------    -------------    ------------    -----------    -------------
Restaurant sales during the four periods              $58,490            $11,289          $9,432           $185          $79,396
     ended July 16, 2006                          ===============    =============    ============    ===========    =============


COSTS AND EXPENSES

FOUR PERIODS ENDED JULY 16, 2006 COMPARED TO JULY 17, 2005 -- The following table summarizes costs and expenses by concept, as well as consolidated, for the four periods ended July 16, 2006 and July 17, 2005 (in thousands):

                                                                         FOUR PERIODS ENDED
                                        -------------------------------------------------------------------------------------
                                                                           JULY 16, 2006
                                        -------------------------------------------------------------------------------------
                                                                                    SUSHI
                                        TEPPANYAKI        RA SUSHI     HARU        DORAKU      CORPORATE       CONSOLIDATED
                                        ------------     ----------   --------    ---------   ------------    ---------------
Cost of food and beverage sales            $14,131        $ 2,860      $2,075       $ 63         $    -           $19,129
Restaurant operating expenses               34,823          6,159       5,179         53              -            46,214
Restaurant opening costs                       197            284           -          -              -               481
Marketing, general and administrative
     expenses                                2,512            909         285          -          3,543             7,249
                                        ------------     ----------   --------    ---------   ------------    ---------------
Total operating expenses                   $51,663        $10,212      $7,539       $116         $3,543           $73,073
                                        ============     ==========   ========    =========   ============    ===============

                                                                         FOUR PERIODS ENDED
                                        --------------------------------------------------------------------------------------
                                                                            JULY 17, 2005
                                        --------------------------------------------------------------------------------------
                                                                                   SUSHI
                                        TEPPANYAKI        RA SUSHI     HARU        DORAKU      CORPORATE       CONSOLIDATED
                                        ------------     ----------   --------    ---------   ------------    ---------------
Cost of food and beverage sales            $14,209        $1,803       $1,796        $148        $     -          $17,956
Restaurant operating expenses               33,514         3,853        4,512         392              -           42,271
Restaurant opening costs                       112            15          162           -              -              289
Marketing, general and administrative
     expenses                                2,597           659          245           -          2,755            6,256
                                        ------------    ----------    ---------    --------    -----------    ----------------
Total operating expenses                   $50,432        $6,330       $6,715        $540         $2,755          $66,772
                                        ============    ==========    =========    ========    ===========    ================

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as consolidated, for the four periods ended July 16, 2006 and July 17, 2005:

                                                                 FOUR PERIODS ENDED
                                        ----------------------------------------------------------------------
                                                                    JULY 16, 2006
                                        ----------------------------------------------------------------------
                                                                                   SUSHI
                                         TEPPANYAKI      RA SUSHI       HARU      DORAKU        CONSOLIDATED
                                        -------------    ----------    -------    ---------    ---------------
Cost of food and beverage sales                24.2%         25.3%      22.0%        34.1%              24.1%
Restaurant operating expenses                  59.5%         54.6%      54.9%        29.2%              58.2%
Restaurant opening costs                        0.3%          2.5%       0.0%         0.0%               0.6%
Marketing, general and administrative
     expenses                                   4.3%          8.1%       3.0%         0.0%               9.1%
                                        -------------    ----------    -------    ---------    ---------------
Total operating expenses                       88.3%         90.5%      79.9%        63.2%              92.0%
                                        =============    ==========    =======    =========    ===============

                                                                 FOUR PERIODS ENDED
                                        ----------------------------------------------------------------------
                                                                    JULY 17, 2005
                                        ----------------------------------------------------------------------
                                                                                   SUSHI
                                         TEPPANYAKI      RA SUSHI       HARU      DORAKU        CONSOLIDATED
                                        -------------    ----------    -------    ---------    ---------------
Cost of food and beverage sales                24.6%         25.6%      21.8%        26.6%              24.4%
Restaurant operating expenses                  58.0%         54.8%      54.8%        70.4%              57.4%
Restaurant opening costs                        0.2%          0.2%       2.0%         0.0%               0.4%
Marketing, general and administrative
     expenses                                   4.5%          9.4%       3.0%         0.0%               8.5%
                                        -------------    ----------    -------     --------    ---------------
Total operating expenses                       87.3%         90.0%      81.6%        96.9%              90.7%
                                        =============    ==========    =======     ========    ===============

COST OF FOOD AND BEVERAGE SALES
The cost of food and beverage sales increased in the current four periods in total dollar amount. Costs of food and beverage sales, which are generally variable with sales, increased with the increase in restaurant sales during the current four periods ended July 16, 2006. In general, however, the cost of food and beverage sales when expressed as percentage of restaurant sales decreased slightly in the current four periods when compared to the corresponding periods in the prior year. The decrease when expressed as a percentage of sales during the current four periods can be attributed to the continued stability of commodity prices.

RESTAURANT OPERATING EXPENSES
Consolidated restaurant operating expenses increased in amount and when expressed as a percentage of restaurant sales when compared to the corresponding periods a year ago. The majority of the increase in amount is consistent with the increase in sales experienced between periods. However, the Company recognized additional depreciation expense totaling approximately $955,000 during the first four periods of fiscal 2007, which resulted from the Company reevaluating the remaining useful lives of assets at teppanyaki restaurants to be renovated as part of its renovation program. This additional depreciation expense is primarily responsible for the increase in restaurant operating expenses when expressed as a percentage of restaurant sales, specifically in the teppanyaki segment. Also, during the four periods ended July 16, 2006, the Company continued to incur approximately $400,000 in ongoing expenses at teppanyaki restaurants which were temporarily closed for remodeling.

RESTAURANT OPENING COSTS
Restaurant opening costs increased in the current four periods ended July 16, 2006 compared to the prior year corresponding periods. The increase in the current four periods when compared to the equivalent periods a year ago is attributable to the fact that we currently have more restaurants in the development stage when pre-opening costs are incurred than we did in the comparable periods a year ago.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARKETING, GENERAL AND ADMINISTRATIVE COSTS
Marketing, general and administrative costs increased in absolute amount and when expressed as a percentage of sales in the current four periods when compared to the equivalent periods a year ago. These increases are primarily due to increases in corporate general and administrative costs. The increases in corporate expenses were primarily attributable to the increase in administrative salaries attributable to additional corporate personnel hired to accommodate the Company's growth plans. The Company has added personnel in various corporate departments, most notably the Construction Department. Increases in professional fees relating to Sarbanes-Oxley Section 404 compliance were realized during the four periods ended July 16, 2006 when compared to the corresponding periods in the prior year. Additionally, during the four periods ended July 16, 2006, the Company began recognizing compensation expense, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment." No similar expense was incurred during the four periods ended July 17, 2005.

INTEREST (INCOME) EXPENSE AND INCOME TAXES
Interest expense, net, decreased in the current four periods when compared to the corresponding periods of the prior year. The decrease in the current four periods was attributable to lower average borrowings outstanding offset by higher interest rates in the current periods compared to the equivalent periods a year ago. Additionally, interest expense, net, has decreased due to an increase in interest income resulting from increased cash investments during the current periods compared to the equivalent periods a year ago.

The Company's effective income tax rate was consistent between the current four periods and prior year's four periods at 34.9% and 34.8%, respectively.

OUR FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source to fund our capital expenditures. Since the Company has accelerated its building program, the Company is relying more upon financing obtained from financial institutions. The Company has financed acquisitions principally through the use of borrowed funds.

The Company presently has borrowings from Wachovia Bank, National Association ("Wachovia") under a term loan. At July 16, 2006, the Company had $5,000,000 outstanding under the term loan which is payable in quarterly installments of $833,333 until the term loan matures in December 2007. Additionally, the Company maintains a revolving line of credit facility. The line of credit facility allows the Company to borrow up to $15,000,000 through December 31, 2007. At July 16, 2006, the Company had an aggregate $1,975,000 in letters of credit outstanding against such facility. Accordingly, at July 16, 2006, the Company had $13,025,000 available for borrowing, as no borrowings were outstanding, on that date. The interest rate at July 16, 2006 of both the line of credit and the term loan was 6.50%. The Company has the option to pay interest at Wachovia's prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization, as defined in the agreement, to our indebtedness. The loan agreements limit capital expenditures to certain amounts, require that the Company maintain certain financial ratios and profitability amounts and limit the payment of cash dividends.

As further discussed in Part II. Item 1. Legal Proceedings, the sale of the Series B Preferred Stock was the subject of litigation. The Delaware Court of Chancery (the "Chancery Court") rejected all claims asserted against the Company and certain directors. Thereafter, the decision was appealed, and the Delaware Supreme Court issued its decision on August 24, 2006, affirming the Chancery Court's ruling in favor of the Company and its directors.

The Company has entered into supply agreements for the purchase of beef, chicken and certain seafood items, in the normal course of business, at fixed prices for periods between six and twelve months. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

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

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

                                                                            FOUR PERIODS ENDED
                                                              ---------------------------------------------
                                                                  JULY 16,                    July 17,
                                                                    2006                        2005
                                                              -----------------           -----------------
 Cash provided by operating activities                           $   10,891                 $    9,063
 Cash used in investing activities                                  (12,513)                    (5,025)
 Cash provided by (used in) financing activities                        282                     (1,221)
                                                              -----------------           -----------------
(Decrease) increase in cash and cash equivalents                 $   (1,340)                $    2,817
                                                              =================           =================

We have undertaken a design initiative to develop a prototype Benihana teppanyaki restaurant to improve the unit-level economics while shortening construction time and improving decor. The restaurant in Miramar, Florida, which opened during June 2006, is the first restaurant to feature the new prototype design. Under a renovation program commenced during 2005, we are also using many of the design elements of the new prototype to refurbish our older teppanyaki restaurant units.

During fiscal 2006, management made a strategic decision to accelerate the renovation and revitalization program, which was discussed above. We are committed to revitalizing our 40-plus year old Benihana teppanyaki concept for a new generation, while simultaneously generating a solid return on invested capital for our shareholders. The new design reflects the cutting edge of contemporary dining and entertainment, and places the customer at the center of the Benihana experience through the visual impact of the exterior, a vibrant waiting area, and a more dramatic stage setting for our legendary Benihana chefs. We plan to refurbish approximately 20-25 of our older teppanyaki restaurants over a thirty month timeframe. By beginning the transformation of our 20-25 older Benihana teppanyaki units now, we are opportunistically building a stronger foundation for our core brand amid a growing American appetite for Asian cuisine. During fiscal 2006, our restaurant in Short Hills, New Jersey was the first teppanyaki to be retrofitted with the new design elements. Management is pleased with the initial impact that this enhanced atmosphere has had on sales at the Short Hills location. While it is still early in the renovation program, management anticipates similar results at our Memphis and Cleveland restaurants, which have recently re-opened after renovations were completed in May 2006. We believe that we will complete the renovation of eight restaurants in fiscal 2007 and have an additional three in progress by the end of the fiscal year. As we roll out the new design over fiscal 2007, we currently estimate the capital expenditures of the program to average approximately $2.0 million per unit. We believe the long-term benefits of the revitalization initiative far outweigh the costs. The program will enhance our leadership position as the premier choice for Japanese-style dining.

Other future capital requirements depend on numerous factors, including market acceptance of products, the timing and rate of expansion of the business, acquisitions, and other factors. The Company has experienced increases in its expenditures commensurate with growth in its operations and management anticipates that expenditures will continue to increase in the foreseeable future. The Company currently has ten restaurants under development, consisting of three Benihana teppanyaki restaurants, six RA Sushi restaurants, and one Haru restaurant.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In addition to investments in new restaurant units and the renovation program, the Company will use its capital resources to settle the outstanding liability incurred when the Minority Stockholders exercised their put option in Haru Holding Corp. On July 1, 2005, the Minority Stockholders exercised the put option to sell their respective shares to the Company. Currently, there is a dispute between the Company and the former Minority Stockholders concerning the price at which the former Minority Stockholders exercised their put option to sell the remaining interest in Haru to the Company. The Company believes that the proper application of the put option price formula would result in a payment to the former Minority Stockholders of approximately $3.7 million. Under the former Minority Stockholders' interpretation of the put option price formula, they claim to be entitled to a greater payment. There can be no assurance that this matter will not result in a legal proceeding or that the Company's interpretation of the put option price formula will prevail in any such proceeding. The Company has recorded a $3.7 million liability for the payment of the put option.

Management believes that the Company's cash from operations and the funds available under the term loan and line of credit and the proceeds from the issuances of the Series B Preferred Stock will provide sufficient capital to fund operations, the restaurant renovation program and restaurant expansion for at least the next twelve months.

OPERATING ACTIVITIES

Cash provided by operations increased during the four periods ended July 16, 2006 compared to the equivalent period in the previous year. The increase resulted mainly from the increase in net income offset by the changes in working capital during the current four periods when compared to the comparable four periods a year ago.

INVESTING ACTIVITIES

Expenditures for property and equipment increased during the four periods ended July 16, 2006 from the prior comparable periods. Capital expenditures are expected to continue at increased levels, as the Company recently accelerated the pace of its renovation and new store construction program. The Company currently has ten restaurants under development, consisting of three Benihana teppanyaki restaurants, six RA Sushi restaurants and one Haru restaurant.

During the first four periods of fiscal 2007, the Company sold its sole Sushi Doraku restaurant to Mr. Kevin Aoki, a director of the Company and the Company's former Vice President of Marketing. The restaurant facility was sold for $539,000, of which $515,000 was paid in cash and $24,000 is payable over twelve months.

FINANCING ACTIVITIES

During the current four periods, there were stock option exercises with cash proceeds to the Company of $1,650,000. Our total indebtedness decreased by $1,666,000 during the four periods ended July 16, 2006, related to scheduled payments on the term loan.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and estimates and a description of accounting policies that are considered critical may be found in the Company's 2006 Annual Report on Form 10-K, filed on June 23, 2006, in the Notes to Consolidated Financial Statements,
Note 1, and the Critical Accounting Policies section of Management's Discussion and Analysis.



RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS109, Accounting for Income Taxes ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of April 2, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company's financial position and results of operations.



FORWARD-LOOKING STATEMENTS

This quarterly report contains various "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs concerning future events, including unit growth, future capital expenditures, and other operating information. A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including changes in consumer dining preferences, fluctuations in commodity prices, availability of qualified employees, changes in the general economy, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, harsh weather conditions in areas in which we and our franchisees operate restaurants or plan to build new restaurants, acceptance of our concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete new restaurant construction and obtain governmental permits on a reasonably timely basis, an adverse outcome in the dispute between the Company and the Minority Stockholders of Haru, and other factors that we cannot presently foresee.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. The Company may protect itself from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. The Company has a policy not to use derivative agreements for trading purposes. The Company has no derivative agreements as of July 16, 2006.

The Company purchases commodities such as chicken, beef, lobster and shrimp for our restaurants. The prices of these commodities may be volatile depending upon market conditions. The Company does not purchase forward commodity contracts because the changes in prices for them have historically been short-term in nature and, in our view, the cost of the contracts is in excess of the benefits.

The Company has entered into supply agreements for the purchase of beef, chicken and certain seafood items, in the normal course of business, at fixed prices for periods between six and twelve months. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

SEASONALITY OF OUR BUSINESS

The Company has a 52/53-week fiscal year. The Company's fiscal year ends on the Sunday within the dates of March 26 through April 1. The Company divides the fiscal year into 13 four-week periods. Because of the odd number of periods, the Company's first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consists of 3 periods totaling 12 weeks each. In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year. This operating calendar provides the Company a consistent number of operating days within each period, as well as ensures that certain holidays significant to the Company occur consistently within the same fiscal quarters. Because of the differences in length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable. The current fiscal year consists of 53 weeks and will end on April 1, 2007. The prior fiscal year ended on March 26, 2006 and consisted of 52 weeks.

The Company's business is not highly seasonal although we do have more patrons coming to our restaurants for special holidays such as Mother's Day, Valentine's Day and New Year's Eve. Mother's Day falls in our first fiscal quarter of each year, New Year's Eve falls in the third quarter and Valentine's Day falls in the fourth quarter.

BENIHANA INC. AND SUBSIDIARIES


ITEM 4.  CONTROLS AND PROCEDURES


The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of July 16, 2006, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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


The action alleges that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holding in the Company. The trial of the action was completed on November 15, 2004, and on December 8, 2005, the Chancery Court rejected all claims asserted against the Company and its directors in the suit brought by BOT. In rejecting BOT's claims, the Chancery Court found that "the directors who approved the transaction did so on an informed basis, acting in good faith and believing that they were acting in the best interests of Benihana." Thereafter, BOT filed an appeal with respect to the decision of the Chancery Court. By opinion dated August 24, 2006, the Delaware Supreme Court affirmed the Chancery Court ruling in favor of the Company and its directors.

The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.



Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended March 26, 2006, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company's business, financial condition, and/or operating results.

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

                                           BENIHANA INC.
                                           -------------------------------------
                                           (Registrant)



Date:  August 25, 2006                     /s/ Joel A. Schwartz
----------------------------               -------------------------------------
                                           Joel A. Schwartz
                                           President and
                                           Chief Executive Officer
                                           and Director