Form 10-Q
period 2006-10-08
BENIHANA INC
filed 2006-11-22
CIK 935226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended October 8, 2006

or,

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 0-26396

Benihana Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0538630
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

8685 Northwest 53rd Terrace, Miami, Florida	33166
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(305) 593-0770

None
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $.10 par value, 2,315,853 shares outstanding at November 1, 2006

Class A Common Stock $.10 par value, 7,599,300 shares outstanding at November 1, 2006

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
SEVEN PERIODS ENDED OCTOBER 8, 2006

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information
ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share information)

	October 8,	March 26,
	2006	2006
Assets
Current Assets:
Cash and cash equivalents	$11,798	$19,138
Receivables, net	1,213	2,437
Inventories	5,607	6,528
Income tax receivable	308	1,634
Prepaid expenses and other current assets	1,751	1,517
Deferred income tax asset, net	786	805
Total current assets	21,463	32,059

Property and equipment, net	136,095	123,578
Goodwill	30,900	29,900
Other assets	5,300	5,979
	$193,758	$191,516
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,264	$8,044
Accrued expenses	17,299	20,821
Accrued put option liability	3,718	3,718
Current maturities of bank debt	3,333	4,166
Total current liabilities	31,614	36,749

Long-term debt – bank	833	2,500
Deferred obligations under operating leases	7,354	7,059
Deferred income tax liability, net	34	673
Total liabilities	39,835	46,981

Commitments and contingencies (Notes 6,8)

Convertible Preferred Stock - $1.00 par value; authorized - 5,000,000 shares; Series B Mandatory Redeemable Convertible Preferred Stock - authorized - 800,000 shares; issued and outstanding –800,000 shares with a liquidation preference of $20 million plus accrued and unpaid dividends as of October 8, 2006 (Note 8)	19,320	19,273
Stockholders’ Equity:
Common stock - $.10 par value; convertible into Class A Common stock; authorized – 12,000,000 shares; issued and outstanding – 2,315,853 and 2,649,953 shares, respectively	232	265
Class A Common stock - $.10 par value; authorized - 20,000,000 shares; issued and outstanding - 7,599,300 and 7,111,671 shares, respectively	760	711
Additional paid-in capital	63,158	60,393
Retained earnings	70,596	64,036
Treasury stock - 10,828 shares of Common and Class A Common stock at cost	(143)	(143)
Total stockholders’ equity	134,603	125,262
	$193,758	$191,516
See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share information)

	Three Periods Ended
	October 8,	October 9,
	2006	2005

Revenues
Restaurant sales	$58,583	$54,274
Franchise fees and royalties	346	348
Total revenues	58,929	54,622

Costs and Expenses
Cost of food and beverage sales	14,336	12,890
Restaurant operating expenses	35,387	31,810
Restaurant opening costs	230	190
Marketing, general and administrative expenses	5,057	5,022
Total operating expenses	55,010	49,912

Income from operations	3,919	4,710
Interest income, net	125	21

Income before income taxes and minority interest	4,044	4,731
Income tax provision	1,421	1,760

Income before minority interest	2,623	2,971
Minority interest	—	126

Net Income	2,623	2,845
Less: accretion of issuance costs and preferred stock dividends	250	752

Net income attributable to common stockholders	$2,373	$2,093

Earnings Per Share
Basic earnings per common share	$.24	$.22
Diluted earnings per common share	$.23	$.21

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share information)

	Seven Periods Ended
	October 8,	October 9,
	2006	2005

Revenues
Restaurant sales	$137,979	$127,891
Franchise fees and royalties	843	796
Total revenues	138,822	128,687

Costs and Expenses
Cost of food and beverage sales	33,465	30,846
Restaurant operating expenses	81,601	74,081
Restaurant opening costs	711	479
Marketing, general and administrative expenses	12,306	11,278
Total operating expenses	128,083	116,684

Income from operations	10,739	12,003
Interest income (expense), net	252	(96)

Income before income taxes and minority interest	10,991	11,907
Income tax provision	3,847	4,260

Income before minority interest	7,144	7,647
Minority interest	—	304

Net Income	7,144	7,343
Less: accretion of issuance costs and preferred stock dividends	584	929

Net income attributable to common stockholders	$6,560	$6,414

Earnings Per Share
Basic earnings per common share	$.67	$.69
Diluted earnings per common share	$.62	$.66

See notes to condensed consolidated financial statements

BENIHANA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SEVEN PERIODS ENDED OCTOBER 8, 2006
(UNAUDITED)

(In thousands, except share information)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance, March 26, 2006	$265	$711	$60,393	$64,036	$(143)	$125,262

Net income				7,144		7,144

Issuance of 148,529 shares of Class A common stock from exercise of options		15	1,670			1,685

Issuance of 5,000 shares of common stock from exercise of options	1		49			50

Conversion of 339,100 shares of common stock into 339,100 shares of Class A common stock at $.10 par value	(34)	34				—

Dividends declared on Series B Preferred Stock				(537)		(537)

Accretion of issuance costs on Series B Preferred Stock				(47)		(47)

Stock based compensation			183			183

Tax benefit from stock option exercises			863			863

Balance, October 8, 2006	$232	$760	$63,158	$70,596	$(143)	$134,603

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Seven Periods Ended
	October 8,	October 9,
	2006	2005

Operating Activities:
Net income	$7,144	$7,343
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	7,403	5,824
Minority interest	—	304
Deferred income taxes	(620)	349
Stock-based compensation	183	—
Tax benefit from stock option exercises	—	354
Loss on disposal of assets	65	383
Change in operating assets and liabilities that provided (used) cash:
Receivables	1,199	273
Inventories	890	(79)
Prepaid expenses and other current assets	(237)	4
Income taxes	1,326	(1,003)
Other assets	15	(566)
Accounts payable	(324)	(500)
Accrued expenses and deferred obligations under operating leases	(1,198)	1,258
Net cash provided by operating activities	15,846	13,944
Investing Activities:
Expenditures for property and equipment	(20,350)	(8,509)
Acquisition of business	(2,743)	—
Payment of contingent consideration on RA Sushi acquisition	(228)	(348)
Cash proceeds from sale of Sushi Doraku	515	—
Collection on Sushi Doraku note	12	—
Cash proceeds from sale of property and equipment	6	2
Net cash used in investing activities	(22,788)	(8,855)
Financing Activities:
Repayment of long-term loan and obligations under capital leases	(2,500)	(2,526)
Proceeds from issuance of common stock under exercise of stock options	1,735	1,561
Proceeds from issuance of Series B Preferred Stock, net	—	9,884
Tax benefit from stock option exercises	863	—
Dividends paid on Series B Preferred Stock	(496)	(453)
Net cash (used in) provided by financing activities	(398)	8,466
Net (decrease) increase in cash and cash equivalents	(7,340)	13,555
Cash and cash equivalents, beginning of year	19,138	3,278
Cash and cash equivalents, end of period	$11,798	$16,833
Supplemental Disclosures of Cash Flow Information:
Cash paid during the seven periods:
Interest	$277	$292
Income taxes	$2,278	$3,819
Noncash investing and financing activities:
Acquired property and equipment for which cash payments had not yet been made	$1,707	$811
Note receivable received as partial consideration for sale of Sushi Doraku	$24	$—
Accrued but unpaid dividends on the Series B Preferred Stock	$274	$25
See Note 9 for assets acquired in acquisition of business

See notes to condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 8, 2006 AND OCTOBER 9, 2005
(UNAUDITED)

1.	GENERAL

The accompanying condensed consolidated balance sheet as of March 26, 2006, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 26, 2006 appearing in the Benihana Inc. and Subsidiaries (the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the seven periods (twenty-eight weeks) ended October 8, 2006 and October 9, 2005 are not necessarily indicative of the results to be expected for the full year.

The Company has a 52/53-week fiscal year. The Company’s fiscal year ends on the Sunday occurring within the dates of March 26 through April 1. The Company divides the fiscal year into 13 four-week periods. Because of the odd number of periods, the Company’s first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consists of 3 periods totaling 12 weeks each. In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year. This operating calendar provides the Company a consistent number of operating days within each period, as well as ensures that certain holidays significant to the Company occur consistently within the same fiscal quarters. Because of the differences in length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable. The current fiscal year consists of 53 weeks and will end on April 1, 2007. The prior fiscal year ended on March 26, 2006 and consisted of 52 weeks.

In the accompanying unaudited condensed consolidated statement of cash flows for the seven periods ended October 9, 2005, the Company has changed the classification of the following items:

•
Contingent payments of $348,000 made during the seven periods ended October 9, 2005 related to its RA Sushi acquisition as a use of cash related to investing activities in the accompanying unaudited condensed consolidated statement of cash flows for the seven periods ended October 9, 2005. This payment had been previously presented within the change in operating liabilities and reduced net cash provided by operating activities.

•
Additions to property and equipment, during the seven periods ended October 9, 2005, for which payments have not been made as of the respective period end. These amounts were previously presented as a change in operating liabilities and as an expenditure for property and equipment instead of as noncash investing activities.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 8, 2006 AND OCTOBER 9, 2005
(UNAUDITED)

These changes resulted in a net increase of $620,000 in net cash provided by operating activities and a net increase of $620,000 in net cash used in investing from amounts previously presented.

2.	STOCK-BASED COMPENSATION

The Company maintains employee stock option plans adopted in 1996, 1997 and 2000 and various directors’ stock option plans. These plans make available for stock option grants a total of 3,085,000 shares of Class A Stock. Of these amounts, the Company has granted options to purchase 2,101,841 shares of Class A Stock; leaving 983,159 shares available for future grants.

The purpose of the employee plans and the directors’ plans is to enable the Company to attract, retain and motivate key employees and directors by providing them equity participation. The employee plans provide for incentive stock options (ISO’s) under Section 422A of the Internal Revenue Code of 1986, as amended, and for options which are not ISO’s. Options granted under the employee plans may not have terms exceeding ten years, and, in the case of the options which are ISO’s, may not provide for an option exercise price of less than 100% of the fair market value of the Company’s Common Stock or Class A Stock on the day of the grant (110% of such fair market value in the case of optionees holding 10% or more of the combined voting rights of the Company’s securities).

Prior to March 27, 2006, the Company accounted for stock options issued to employees under the intrinsic value method of accounting for stock-based compensation as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, the Company recognized no compensation expense with respect to such awards because stock options were granted at the fair market value of the underlying shares on the date of the grant. On March 27, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) and supersedes APB 25. SFAS 123R requires compensation costs related to share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. With limited exceptions, the amount of compensation cost will be measured based on the fair market value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in net earnings. The Company elected to adopt SFAS 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior period presented in this Form 10-Q has not been restated to reflect the fair value method of expensing stock options. In accordance with SFAS 123R, tax benefits received of $863,000 related to equity award grants that are in excess of the tax benefits recorded on the Company’s condensed consolidated statements of earnings are classified as a cash inflow in the financing section of the Company’s condensed consolidated statements of cash flows beginning in the first quarter of fiscal 2007.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 8, 2006 AND OCTOBER 9, 2005
(UNAUDITED)

The Company recorded $79,000 ($51,000 net of tax) and $183,000 ($119,000 net of tax) in stock compensation expense during the three and seven periods ended October 8, 2006, respectively, as a result of adopting SFAS 123R. The Company did not recognize any stock compensation expense during the three and seven periods ended October 9, 2005. The pro-forma disclosures for the three and seven periods ended October 9, 2005 below are provided as if the Company had adopted the fair value recognition requirements under SFAS 123. Under SFAS 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on net income and earnings per share for the three and seven periods ended October 9, 2005 (in thousands, except per share information):

	Three Periods Ended	Seven Periods Ended
	October 9, 2005	October 9, 2005
Net Income
As reported	$2,845	$7,343
Less: Accretion of issuance costs and preferred stock dividends	752	929
Net income attributable to common stockholders	2,093	6,414
Add: Stock-based compensation cost included in net income	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	22	46
Pro forma net income for computation of basic earnings per share	2,071	6,368
Add: Accretion of issuance costs and preferred stock dividends	132	309
Pro forma net income for computation of diluted earnings per common share	$2,203	$6,677
Basic earnings per share
As reported	$.22	$.69
Pro forma	$.22	$.69
Diluted earnings per share
As reported	$.21	$.66
Pro forma	$.21	$.65

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 8, 2006 AND OCTOBER 9, 2005
(UNAUDITED)

The Company will generally use the Black-Scholes option pricing model to estimate the fair value of options granted subsequent to the adoption of SFAS 123R. The estimated fair value of share-based compensation is amortized to expense over the vesting period, which is generally two years.

There were no options granted during the seven periods ended October 8, 2006 and October 9, 2005. Assumptions used in estimating the fair value of options granted during the remainder of fiscal 2006, as well as fiscal year 2005, are described in Note 1 to the consolidated financial statements for the year ended March 26, 2006 appearing in the Company’s Annual Report on Form 10-K.

The following is a summary of stock option activity for the seven periods ended October 8, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 26, 2006	1,173,184	$12.49	5.1
Granted	—	—
Canceled/Expired	(1,165)	7.99
Exercised	(153,529)	11.30

Outstanding at October 8, 2006	1,018,490	$12.69	4.7	$17,844,000

Exercisable at October 8, 2006	978,493	$11.99	4.5	$17,530,000

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. For the three periods ended October 8, 2006 and October 9, 2005, the total intrinsic value of stock options exercised was approximately $169,000 and $806,000, respectively. For the seven periods ended October 8, 2006 and October 9, 2005, the total intrinsic value of stock options exercised was approximately $2,667,000 and $1,490,000, respectively. Proceeds from stock options exercised during the seven periods ended October 8, 2006 and October 9, 2005 totaled $1,735,000 and $1,561,000, respectively. Upon the exercise of stock options, shares are generally issued from new issuances of stock. The tax benefit realized for tax deductions from stock options exercised during the seven periods ended October 8, 2006 and October 9, 2005 totaled $863,000 and $354,000, respectively. As of October 8, 2006, total unrecognized compensation cost related to nonvested share-base compensation totaled $178,000 and is expected to be recognized over approximately 1.25 years.

3.	INVENTORIES

Inventories consist of (in thousands):

	October 8,	March 26,
	2006	2006

Food and beverage	$2,158	$3,152
Supplies	3,449	3,376

	$5,607	$6,528

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 8, 2006 AND OCTOBER 9, 2005
(UNAUDITED)

4.	EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during each period. The diluted earnings per common share computation includes dilutive common share equivalents issued under the Company’s various stock option plans and conversion rights of Series B Preferred Stock.

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock (in thousands):

	Three Periods Ended		Seven Periods Ended
	October 8,	October 9,	October 8,	October 9,
	2006	2005	2006	2005
Net income, as reported	$2,623	$2,845	$7,144	$7,343
Less: Accretion of issuance costs and preferred stock dividends	250	752	584	929
Income for computation of basic earnings per common share	2,373	2,093	6,560	6,414
Add: Accretion of issuance costs and preferred stock dividends	250	132	584	309
Income for computation of diluted earnings per common share	$2,623	$2,225	$7,144	$6,723

	Three Periods Ended		Seven Periods Ended
	October 8,	October 9,	October 8,	October 9,
	2006	2005	2006	2005
Weighted average number of common shares used in basic earnings per share	9,915	9,319	9,855	9,265
Effect of dilutive securities:
Stock options	503	592	547	412
Series B Preferred Stock	1,067	567	1,067	567
Weighted average number of common shares and dilutive potential common stock used in diluted earnings per share	11,485	10,478	11,469	10,244

No stock options to purchase common stock were excluded from the calculation of diluted earnings per share for the three and seven periods ended October 8, 2006. During the three and seven periods ended October 9, 2005, stock options to purchase 213,000 shares of common stock were excluded from the calculation of diluted earnings per share since the effect would be considered antidilutive, as their exercise price was greater than market price. Additionally, during the three and seven periods ended October 9, 2005, the Company did not assume the conversion of the 400,000 shares of Series B Preferred Stock issued in connection with the second tranche as the effect would be considered antidilutive due to a deemed dividend attributable to a beneficial conversion feature.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 8, 2006 AND OCTOBER 9, 2005
(UNAUDITED)

5.	RESTAURANT OPERATING EXPENSES

Restaurant operating expenses consist of the following (in thousands):

	Three Periods Ended		Seven Periods Ended
	October 8,	October 9,	October 8,	October 9,
	2006	2005	2006	2005

Labor and related costs	$20,231	$18,317	$46,555	$43,611
Restaurant supplies	1,403	1,129	3,083	2,577
Credit card discounts	1,088	991	2,557	2,327
Utilities	1,750	1,531	3,688	3,303
Occupancy costs	3,520	3,327	8,221	7,711
Depreciation and amortization	2,939	2,439	7,164	5,587
Other restaurant operating expenses	4,456	4,076	10,333	8,965
Total restaurant operating expenses	$35,387	$31,810	$81,601	$74,081

6.	LONG-TERM DEBT

The Company presently has borrowings from Wachovia Bank, National Association (“Wachovia”) under a term loan. At October 8, 2006, the Company had $4,166,000 outstanding under the term loan which is payable in quarterly installments of $833,333 until the term loan matures in December 2007. Additionally, the Company maintains a revolving line of credit facility. The line of credit facility allows the Company to borrow up to $15,000,000 through December 31, 2007. At October 8, 2006, the Company had an aggregate $1,975,000 in letters of credit outstanding against such facility. Accordingly, at October 8, 2006, the Company had $13,025,000 available for borrowing under the line of credit facility, as no borrowings were outstanding, on that date. The interest rate at October 8, 2006 of both the line of credit and the term loan was 6.37%. The Company has the option to pay interest at Wachovia’s prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization, as defined in the agreement, to its indebtedness. The loan agreements limit capital expenditures to certain amounts, require that the Company maintain certain financial ratios and profitability amounts and limit the payment of cash dividends. As of October 8, 2006, the Company was in compliance with all covenants of the Company’s credit agreement with Wachovia.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 8, 2006 AND OCTOBER 9, 2005
(UNAUDITED)

7.	RELATED PARTY TRANSACTION

During April 2006, the Company sold the assets of its sole Sushi Doraku restaurant to Mr. Kevin Aoki, the Company’s former Vice President of Marketing and a current member of the Board of Directors. The assets were sold for $539,000, after adjustment, as determined by an independent appraisal. The transaction was approved by the Board of Directors. Pursuant to the sale agreement, Mr. Aoki extended the non-competition provision of his employment agreement through August 31, 2008, but Mr. Aoki is permitted (i) to own, operate and manage Sushi Doraku restaurants in Hawaii and in Miami-Dade County, Florida, provided any such restaurants in Miami-Dade County are not within a seven mile radius of any existing or proposed restaurants then being operated by the Company or any of its subsidiaries or franchisees and (ii) to have an interest in any other additional Sushi Doraku restaurants with the prior written consent, not to be unreasonably withheld, of a committee of the Company’s Board of Directors. Additionally, the Company paid Mr. Aoki approximately $56,000 upon his resignation from the Company, representing the remainder of his unearned salary under an employment agreement. The financial impact of this transaction was nominal.

While the assets and operations of the Sushi Doraku restaurant meet the definition of “discontinued operations,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has not segregated Sushi Doraku’s assets and results of operations, as the amounts are immaterial. Assets held for sale at March 26, 2006 totaled $499,000. Results of operations (net of taxes) were approximately $2,000 for the three periods ended October 9, 2005. Results of operations (net of taxes) were approximately $41,000 and $13,000 for the seven periods ended October 8, 2006 and October 9, 2005, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Haru Minority Interest
In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. (“Haru”). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period from July 1, 2005 through September 30, 2005, the holders of the balance of Haru’s equity (the “Minority Stockholders”) had a one-time option to sell their remaining shares to the Company (the “put option”). The exercise price under the put option was to be calculated as four and one-half (4½) times Haru’s consolidated cash flow for the fiscal year ended March 27, 2005 less the amount of Haru’s debt (as that term is defined in the purchase agreement) at the date of the computation.

On July 1, 2005, the Minority Stockholders exercised the put option.

The Company believes that the proper application of the put option price formula would result in a payment to the former Minority Stockholders of approximately $3.7 million. The Company has offered to pay such amount to the former Minority Stockholders and recorded a $3.7 million liability with respect thereto.

On August 25, 2006, the former Minority Stockholders sued the Company. The complaint, which was filed in the Supreme Court of the State of New York, County of New York, seeks an award of $10.7 million based on the former Minority Stockholders’ own calculation of the put option price formula and actions allegedly taken by the Company to reduce the value of the put option.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 8, 2006 AND OCTOBER 9, 2005
(UNAUDITED)

On September 21, 2006, the parties jointly removed the case from the Supreme Court of the State of New York, County of New York, to the United States District Court for the Southern District of New York. On October 23, 2006, the former Minority Stockholders filed a motion to remand the case back to the Supreme Court of the State of New York, County of New York. The Company had up through and including November 21, 2006 within which to file an opposition to the motion to remand, and the former Minority Stockholders will then have up through and including December 5, 2006 within which to file a reply in support of their motion to remand. After the Court rules on the former Minority Stockholders’ motion, the Company intends to move the appropriate court to dismiss the complaint in its entirety.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

Benihana of Tokyo Litigation
On July 2, 2004, Benihana of Tokyo, Inc. (“BOT”), a significant holder of the Company’s Common Stock, commenced a lawsuit in the Court of Chancery of the State of Delaware (the “Chancery Court”) against the Company, individuals who were then members of the Company’s Board of Directors and BFC Financial Corporation (“BFC”). The action sought temporary and permanent injunctive relief, monetary damages, and recovery of costs and expenses, in connection with the closing of the $20.0 million sale of a new class of Series B Preferred Stock of the Company to BFC. John E. Abdo, a director of the Company, serves as a Vice Chairman, director, and is a significant shareholder of BFC. Among other relief sought, the action sought rescission of the sale of the Series B Preferred Stock to BFC.

The action alleged that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT’s Common Stock holding in the Company. After a trial, the Chancery Court rejected all claims asserted against the Company and its directors finding that “the directors who approved the transaction did so, on an informed basis, acting in good faith and believing that they were acting in the best interests of Benihana.” Thereafter, BOT filed an appeal with respect to the decision of the Chancery Court, and on August 24, 2006, the Delaware Supreme Court issued an opinion affirming the trial court’s ruling in favor of the Company and its Board of Directors in all respects.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 8, 2006 AND OCTOBER 9, 2005
(UNAUDITED)

9.	PURCHASE OF RESTAURANT

During September 2006, the Company completed the acquisition of a Benihana restaurant in Broomfield, Colorado that was previously owned and operated by a franchisee. The purchase price totaled $2.8 million, of which approximately $2.7 million was paid in cash and the remainder in other consideration. The preliminary allocation of the purchase price is, as follows: $1.8 million for leaseholds improvements and restaurant furniture and equipment and $1.0 million for goodwill. The Company is currently evaluating the fair value of the assets acquired in the transaction, including the value of the preexisting relationship with the franchisee, and estimated allocation amounts described above could change upon final recording.

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of April 2, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company is currently evaluating the effect, if any, the adoption of FIN 48 will have on the Company’s financial position, results of operations and disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure. Financial statements would require adjustment when a misstatement is determined to be material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance in retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of SAB 108 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS 157 to determine the impact for the Company.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 8, 2006 AND OCTOBER 9, 2005
(UNAUDITED)

11.	SEGMENT REPORTING

Because of the increasing significance of the Company’s RA Sushi and Haru concepts, as reflected in recent changes to the Company’s management structure, the Company has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are based on restaurant concept. Prior to the first fiscal quarter of 2007, the Company operated as a single reporting segment. As a result of the change in presentation, prior year periods have been presented in a manner consistent with the current year periods’ presentation. There were no material amounts of revenues or transfers between reportable segments.

The table below presents information about reportable segments (in thousands):

	Three Periods Ended
	October 8, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Revenues	$43,205	$8,210	$7,168	$—	$346	$58,929

Income from operations	4,175	570	1,138	—	(1,964)	3,919

Capital expenditures	4,880	2,557	105	—	—	7,542

	Three Periods Ended
	October 9, 2005
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Revenues	$41,915	$5,404	$6,497	$458	$348	$54,622

Income from operations	5,036	470	1,078	4	(1,878)	4,710

Capital expenditures	2,847	104	881	—	—	3,832

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SEVEN PERIODS ENDED OCTOBER 8, 2006 AND OCTOBER 9, 2005
(UNAUDITED)

	Seven Periods Ended
	October 8, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Revenues	$101,695	$19,499	$16,600	$185	$843	$138,822

Income from operations	11,002	1,647	3,031	69	(5,010)	10,739

Capital expenditures	15,574	4,336	440	—	—	20,350

	Seven Periods Ended
	October 9, 2005
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Revenues	$99,704	$12,441	$14,731	$1,015	$796	$128,687

Income from operations	12,393	1,177	2,597	21	(4,185)	12,003

Capital expenditures	5,687	525	2,297	—	—	8,509

Revenues for each of the segments consist of restaurant sales. Franchise revenues, while generated from Benihana franchises, have not been allocated to the Teppanyaki segment. Franchise revenues are reflected as corporate revenues.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company’s revenues consist of sales of food and beverages at our restaurants and licensing fees from franchised restaurants. Cost of restaurant food and beverages sold represents the direct cost of the ingredients for the prepared food and beverages sold. Restaurant operating expenses consist of direct and indirect labor, occupancy costs, advertising and other costs that are directly attributed to each restaurant location. Restaurant opening costs include rent paid during the development period, as well as labor, training expenses and certain other pre-opening charges which are expensed as incurred.

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation, restaurant patronage and the average check amount. Expenses are additionally dependent upon commodity costs, average wage rates, marketing costs and the costs of administering restaurant operations.

The following table reflects changes in restaurant count during the three and seven periods ended October 8, 2006 and October 9, 2005:

	Three Periods Ended
	October 8, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant count, beginning of period	57	11	7	—	75
Acquisition	1	—	—	—	1

Restaurant count, end of period	58	11	7	—	76

	Three Periods Ended
	October 9, 2005
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant count, beginning of period	56	8	7	1	72
Openings	—	—	—	—	—

Restaurant count, end of period	56	8	7	1	72

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Seven Periods Ended
	October 8, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant count, beginning of year	56	9	7	1	73
Openings	1	2	—	—	3
Acquisition	1	—	—	—	1
Sale to related party	—	—	—	(1)	(1)

Restaurant count, end of period	58	11	7	—	76

	Seven Periods Ended
	October 9, 2005
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant count, beginning of year	56	8	6	1	71
Openings	—	—	1	—	1

Restaurant count, end of period	56	8	7	1	72

Revenues increased 7.9% both in the current three periods and in the current seven periods when compared to the corresponding periods a year ago. Net income decreased 7.8% in the current three periods and 2.7% in the current seven periods when compared to the corresponding periods a year ago. Earnings per diluted share increased 9.5% in the current three periods and decreased 6.1% in the current seven periods when compared to the corresponding periods a year ago. For purposes of calculating diluted earnings per share, the Company experienced an increase of 9.6% and 12.0% in the diluted weighted average shares outstanding for the three and seven periods ended October 8, 2006, respectively, when compared to the corresponding periods from the prior year.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Three periods ended October 8, 2006 compared to October 9, 2005 – The amounts of revenues and the changes in amount and percentage change in amount of revenues when compared to the same periods in the prior year are shown in the following tables (in thousands).

	Three Periods Ended		Change from Prior Year
	October 8,	October 9,
	2006	2005	$	%

Restaurant sales	$58,583	$54,274	$4,309	7.9%
Franchise fees and royalties	346	348	(2)	-0.6%
Total revenues	$58,929	$54,622	$4,307	7.9%

Components of restaurant revenues consisted of the following (in thousands):

	Three Periods Ended
	October 8,	October 9,	Change
	2006	2005	$	%

Total restaurant sales by concept:
Teppanyaki	$43,205	$41,915	$1,290	3.1%
RA Sushi	8,210	5,404	2,806	51.9%
Haru	7,168	6,497	671	10.3%
Sushi Doraku	—	458	(458)	-100.0%
Total restaurant sales	$58,583	$54,274	$4,309	7.9%

Comparable restaurant sales by concept:
Teppanyaki	$41,036	$37,530	$3,506	9.3%
RA Sushi	6,096	5,404	692	12.8%
Haru	7,168	6,497	671	10.3%
Sushi Doraku	—	—	—	0.0%
Total comparable restaurant sales	$54,300	$49,431	$4,869	9.8%

The increase in teppanyaki comparable sales was primarily the result of a 0.9% increase in the average per person guest check, as well as an increase of 8.0% in guest counts for teppanyaki restaurants opened longer than one year. RA Sushi’s increase in comparable sales was primarily driven by a 12.0% increase in guest counts at locations opened longer than one year and a 0.7% increase in the average per person guest check. Haru’s comparable sales increase was primarily comprised of a 8.2% increase in guest counts at locations opened longer than one year and a 1.7% increase in average per person guest check.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the changes in restaurant sales between the three periods ended October 8, 2006 and October 9, 2005 (in thousands):

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant sales during the three periods ended October 9, 2005	$41,915	$5,404	$6,497	$458	$54,274
Increase in comparable sales	3,506	692	671	—	4,869
Increase from new or acquired restaurants	1,633	2,114	—	—	3,747
Decrease from closed or sold restaurants	(410)	—	—	(458)	(868)
Decrease from temporary closures	(3,439)	—	—	—	(3,439)
Restaurant sales during the three periods ended October 8, 2006	$43,205	$8,210	$7,168	$—	$58,583

Seven periods ended October 8, 2006 compared to October 9, 2005 – The amounts of revenues and the changes in amount and percentage change in amount of revenues when compared to the same periods in the prior year are shown in the following tables (in thousands).

	Seven Periods Ended		Change from Prior Year
	October 8,	October 9,
	2006	2005	$	%

Restaurant sales	$137,979	$127,891	$10,088	7.9%
Franchise fees and royalties	843	796	47	5.9%
Total revenues	$138,822	$128,687	$10,135	7.9%

Components of restaurant revenues consisted of the following (in thousands):

	Seven Periods Ended
	October 8,	October 9,	Change
	2006	2005	$	%

Total restaurant sales by concept:
Teppanyaki	$101,695	$99,704	$1,991	2.0%
RA Sushi	19,499	12,441	7,058	56.7%
Haru	16,600	14,731	1,869	12.7%
Sushi Doraku	185	1,015	(830)	-81.8%
Total restaurant sales	$137,979	$127,891	$10,088	7.9%

Comparable restaurant sales by concept:
Teppanyaki	$98,552	$90,924	$7,628	8.4%
RA Sushi	14,446	12,441	2,005	16.1%
Haru	16,272	14,731	1,541	10.5%
Sushi Doraku	185	175	10	5.7%
Total comparable restaurant sales	$129,455	$118,271	$11,184	9.5%

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in teppanyaki comparable sales was primarily the result of a 1.4% increase in the average per person guest check, as well as an increase of 6.5% in guest counts for teppanyaki restaurants opened longer than one year. RA Sushi’s increase in comparable sales was primarily driven by a 14.8% increase in guest counts at locations opened longer than one year and a 1.1% increase in the average per person guest check. Haru’s comparable sales increase was primarily comprised of a 5.9% increase in guest counts at locations opened longer than one year and a 3.1% increase in average per person guest check.

The following table summarizes the changes in restaurant sales between the seven periods ended October 8, 2006 and October 9, 2005 (in thousands):

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant sales during the seven periods ended October 9, 2005	$99,704	$12,441	$14,731	$1,015	$127,891
Increase in comparable sales	7,628	2,005	1,541	10	11,184
Increase from new or acquired restaurants	2,676	5,053	328	—	8,057
Decrease from closed or sold restaurants	(936)	—	—	(840)	(1,776)
Decrease from temporary closures	(7,377)	—	—	—	(7,377)
Restaurant sales during the seven periods ended October 8, 2006	$101,695	$19,499	$16,600	$185	$137,979

COSTS AND EXPENSES

Three periods ended October 8, 2006 compared to October 9, 2005 – The following table summarizes costs and expenses by concept, as well as consolidated, for the three periods ended October 8, 2006 and October 9, 2005 (in thousands):

	Three Periods Ended
	October 8, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Cost of food and beverage sales	$10,600	$2,116	$1,620	$—	$—	$14,336
Restaurant operating expenses	26,434	4,823	4,130	—	—	35,387
Restaurant opening costs	150	79	1	—	—	230
Marketing, general and administrative expenses	1,846	622	279	—	2,310	5,057
Total operating expenses	$39,030	$7,640	$6,030	$—	$2,310	$55,010

	Three Periods Ended
	October 9, 2005
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Cost of food and beverage sales	$9,902	$1,377	$1,482	$129	$—	$12,890
Restaurant operating expenses	24,800	2,946	3,739	325	—	31,810
Restaurant opening costs	84	72	34	—	—	190
Marketing, general and administrative expenses	2,093	539	164	—	2,226	5,022
Total operating expenses	$36,879	$4,934	$5,419	$454	$2,226	$49,912

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as consolidated, for the three periods ended October 8, 2006 and October 9, 2005:

	Three Periods Ended
	October 8, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Consolidated

Cost of food and beverage sales	24.5%	25.8%	22.6%	0.0%	24.5%
Restaurant operating expenses	61.2%	58.7%	57.6%	0.0%	60.4%
Restaurant opening costs	0.3%	1.0%	0.0%	0.0%	0.4%
Marketing, general and administrative expenses	4.3%	7.6%	3.9%	0.0%	8.6%
Total operating expenses	90.3%	93.1%	84.1%	0.0%	93.9%

	Three Periods Ended
	October 9, 2005
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Consolidated

Cost of food and beverage sales	23.6%	25.5%	22.8%	28.2%	23.7%
Restaurant operating expenses	59.2%	54.5%	57.5%	71.0%	58.6%
Restaurant opening costs	0.2%	1.3%	0.5%	0.0%	0.4%
Marketing, general and administrative expenses	5.0%	10.0%	2.5%	0.0%	9.3%
Total operating expenses	88.0%	91.3%	83.3%	99.2%	92.0%

Cost of food and beverage sales
The cost of food and beverage sales increased in the current three periods in total dollar amount and when expressed as a percentage of restaurant sales when compared to the corresponding periods a year ago. Costs of food and beverage sales, which are generally variable with sales, increased with the increase in restaurant sales during the current three periods ended October 8, 2006. The increase when expressed as a percentage of sales during the current three periods is attributable to favorable commodity costs during the comparable period in the prior year. Cost of food and beverage sales as a percentage of sales, however, is relatively consistent with recent quarters.

Restaurant operating expenses
Restaurant operating expenses increased in amount and when expressed as a percentage of restaurant sales when compared to the corresponding periods a year ago. The majority of the increase in amount is consistent with the increase in sales experienced between periods. However, the Company recognized additional depreciation expense totaling approximately $318,000 during the current three periods of fiscal 2007, which resulted from the Company reevaluating the remaining useful lives of assets at teppanyaki restaurants to be renovated as part of its renovation program. This additional depreciation expense is partially responsible for the increase in restaurant operating expenses when expressed as a percentage of restaurant sales, specifically in the teppanyaki segment. Additionally, during the three periods ended October 8, 2006, the Company continued to incur approximately $436,000 in ongoing expenses at teppanyaki restaurants which were temporarily closed for remodeling.

Restaurant opening costs
Restaurant opening costs increased slightly in the current three periods ended October 8, 2006 compared to the prior year corresponding periods. The increase in the current three periods when compared to the equivalent periods a year ago is attributable to the timing of activities related to certain openings.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marketing, general and administrative costs
Marketing, general and administrative costs increased slightly in absolute amount, but decreased when expressed as a percentage of sales in the current three periods when compared to the equivalent periods a year ago. The decrease as a percentage of sales is directly related to the increase in restaurant sales between comparable periods.

Interest income, net and income taxes
Interest income, net increased in the current three periods when compared to the corresponding periods of the prior year. Interest income, net has increased due to interest earned on increased cash investments during the current periods compared to the equivalent periods a year ago. Additionally, the increase in interest income, net during the current three periods is attributable to lower average borrowings outstanding offset by higher interest rates in the current periods compared to the equivalent periods a year ago.

The Company’s effective income tax rate was 35.1% and 38.2%, for the current three periods and prior year’s three periods, respectively.

Seven periods ended October 8, 2006 compared to October 9, 2005 – The following table summarizes costs and expenses by concept, as well as consolidated, for the seven periods ended October 8, 2006 and October 9, 2005 (in thousands):

	Seven Periods Ended
	October 8, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Cost of food and beverage sales	$24,731	$4,976	$3,695	$63	$—	$33,465
Restaurant operating expenses	61,257	10,982	9,309	53	—	81,601
Restaurant opening costs	347	363	1	—	—	711
Marketing, general and administrative expenses	4,358	1,531	564	—	5,853	12,306
Total operating expenses	$90,693	$17,852	$13,569	$116	$5,853	$128,083

	Seven Periods Ended
	October 9, 2005
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Cost of food and beverage sales	$24,111	$3,180	$3,278	$277	$—	$30,846
Restaurant operating expenses	58,314	6,799	8,251	717	—	74,081
Restaurant opening costs	196	87	196	—	—	479
Marketing, general and administrative expenses	4,690	1,198	409	—	4,981	11,278
Total operating expenses	$87,311	$11,264	$12,134	$994	$4,981	$116,684

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as consolidated, for the seven periods ended October 8, 2006 and October 9, 2005:

	Seven Periods Ended
	October 8, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Consolidated

Cost of food and beverage sales	24.3%	25.5%	22.3%	34.1%	24.3%
Restaurant operating expenses	60.2%	56.3%	56.1%	28.6%	59.1%
Restaurant opening costs	0.3%	1.9%	0.0%	0.0%	0.5%
Marketing, general and administrative expenses	4.3%	7.9%	3.4%	0.0%	8.9%
Total operating expenses	89.1%	91.6%	81.8%	62.7%	92.8%

	Seven Periods Ended
	October 9, 2005
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Consolidated

Cost of food and beverage sales	24.2%	25.6%	22.3%	27.3%	24.1%
Restaurant operating expenses	58.5%	54.6%	56.0%	70.6%	57.9%
Restaurant opening costs	0.2%	0.7%	1.3%	0.0%	0.4%
Marketing, general and administrative expenses	4.7%	9.6%	2.8%	0.0%	8.8%
Total operating expenses	87.6%	90.5%	82.4%	97.9%	91.2%

Cost of food and beverage sales
The cost of food and beverage sales increased in the current seven periods in total dollar amount. Costs of food and beverage sales, which are generally variable with sales, increased with the increase in restaurant sales during the current seven periods ended October 8, 2006. However, the cost of food and beverage sales when expressed as a percentage of restaurant sales increased only slightly in the current seven periods when compared to the corresponding periods in the prior year, reflecting the continued, relative stability of commodity prices.

Restaurant operating expenses
Restaurant operating expenses increased in amount and when expressed as a percentage of restaurant sales when compared to the corresponding periods a year ago. The majority of the increase in amount is consistent with the increase in sales experienced between periods. However, the Company recognized additional depreciation expense totaling approximately $1,273,000 during the first seven periods of fiscal 2007, which resulted from the Company reevaluating the remaining useful lives of assets at teppanyaki restaurants to be renovated as part of its renovation program. This additional depreciation expense is partially responsible for the increase in restaurant operating expenses when expressed as a percentage of restaurant sales, specifically in the teppanyaki segment. Additionally, during the seven periods ended October 8, 2006, the Company continued to incur approximately $836,000 in ongoing expenses at teppanyaki restaurants which were temporarily closed for remodeling.

Restaurant opening costs
Restaurant opening costs increased in the current seven periods ended October 8, 2006 compared to the prior year corresponding periods. The increase in the current seven periods when compared to the equivalent periods a year ago is attributable to the fact that we currently have more restaurants in the development stage when pre-opening costs are incurred than we did in the comparable periods a year ago.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marketing, general and administrative costs
Marketing, general and administrative costs increased in absolute amount, but remained consistent when expressed as a percentage of sales in the current seven periods when compared to the equivalent periods a year ago. These increases are primarily due to increases in corporate general and administrative costs. The increases in corporate expenses were primarily attributable to the increase in administrative salaries attributable to additional corporate personnel hired to accommodate the Company’s growth plans. The Company has added personnel in various corporate departments, most notably the Construction Department. Increases in professional fees relating to Sarbanes-Oxley Section 404 compliance were realized during the seven periods ended October 8, 2006 when compared to the corresponding periods in the prior year.

Interest income (expense), net and income taxes
Interest income (expense), net increased in the current seven periods when compared to the corresponding periods of the prior year. Interest income (expense), net has increased due to interest earned on increased cash investments during the current periods compared to the equivalent periods a year ago. Additionally, the increase in the current seven periods was attributable to lower average borrowings outstanding offset by higher interest rates in the current periods compared to the equivalent periods a year ago.

The Company’s effective income tax rate was 35.0% and 36.7% for the current seven periods and prior year’s seven periods, respectively.

OUR FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source to fund our capital expenditures. Since the Company has accelerated its building program, the Company is relying more upon financing obtained from financial institutions. Historically, the Company has financed significant acquisitions principally through the use of borrowed funds.

The Company presently has borrowings from Wachovia Bank, National Association (“Wachovia”) under a term loan. At October 8, 2006, the Company had $4,166,000 outstanding under the term loan which is payable in quarterly installments of $833,333 until the term loan matures in December 2007. Additionally, the Company maintains a revolving line of credit facility. The line of credit facility allows the Company to borrow up to $15,000,000 through December 31, 2007. At October 8, 2006, the Company had an aggregate $1,975,000 in letters of credit outstanding against such facility. Accordingly, at October 8, 2006, the Company had $13,025,000 available for borrowing, as no borrowings were outstanding, on that date. The interest rate at October 8, 2006 of both the line of credit and the term loan was 6.37%. The Company has the option to pay interest at Wachovia’s prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization, as defined in the agreement, to our indebtedness. The loan agreements limit capital expenditures to certain amounts, require that the Company maintain certain financial ratios and profitability amounts and limit the payment of cash dividends.

As further discussed in Part II. Item 1. Legal Proceedings, the sale of the Series B Preferred Stock was the subject of litigation. The Delaware Court of Chancery (the “Chancery Court”) rejected all claims asserted against the Company and certain directors. Thereafter, the decision was appealed, and the Delaware Supreme Court issued its decision on August 24, 2006, affirming the Chancery Court’s ruling in favor of the Company and its directors.

Additionally, as discussed in Part II. Item 1, Legal Proceedings, on August 25, 2006, the former Minority Stockholders of Haru have sued the Company seeking an award of $10.7 million in respect of the exercise of the put option on their remaining 20% interest in Haru. The Company believes that it has correctly calculated the put option price at $3.7 million and has recorded a $3.7 million liability with respect thereto. However, there can be no assurance as to the outcome of this litigation.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

	Seven Periods Ended
	October 8, 2006	October 9, 2005

Cash provided by operating activities	$15,846	$13,944
Cash used in investing activities	(22,788)	(8,855)
Cash (used in) provided by financing activities	(398)	8,466
(Decrease) increase in cash and cash equivalents	$(7,340)	$13,555

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

During fiscal 2006, management made a strategic decision to accelerate the renovation and revitalization program, which was discussed above. We are committed to revitalizing our 40-plus year old Benihana teppanyaki concept for a new generation, while simultaneously generating a solid return on invested capital for our shareholders. The new design reflects the cutting edge of contemporary dining and entertainment, and places the customer at the center of the Benihana experience through the visual impact of the exterior, a vibrant waiting area, and a more dramatic stage setting for our legendary Benihana chefs. We plan to refurbish approximately 20-25 of our older teppanyaki restaurants over a thirty month timeframe. By beginning the transformation of our 20-25 older Benihana teppanyaki units now, we are opportunistically building a stronger foundation for our core brand amid a growing American appetite for Asian cuisine. During fiscal 2006, our restaurant in Short Hills, New Jersey was the first teppanyaki to be retrofitted with the new design elements. Management is pleased with the initial impact that this enhanced atmosphere has had on sales at the Short Hills location. While it is still early in the renovation program, management anticipates similar results at our Memphis, Cleveland, Indianapolis and Anaheim restaurants, which have re-opened after renovations were completed. We believe that we will complete the renovation of eight restaurants in fiscal 2007 and have an additional three in progress by the end of the fiscal year. As we roll out the new design over fiscal 2007, we currently estimate the capital expenditures of the program to average approximately $2.0 million per unit. The cost to remodel each unit is directly dependent on the scope of work to be performed at each location. Management is continuously reviewing the extent of work to be performed at these sites. The scope of work may be impacted by the age of the location, current condition of the location, as well as local permitting requirements. Management believes the long-term benefits of the revitalization initiative far outweigh the costs. The renovation of the Company’s older teppanyaki units is necessary to ensure the continued relevance of the Benihana brand, and the program will enhance our leadership position as the premier choice for Japanese-style dining. Currently, the Company has four teppanyaki restaurants closed for remodeling as part of the revitalization initiative.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other future capital requirements depend on numerous factors, including market acceptance of products, the timing and rate of expansion of the business, acquisitions, and other factors. The Company has experienced increases in its expenditures commensurate with growth in its operations and management anticipates that expenditures will continue to increase in the foreseeable future. The Company currently has seven restaurants under development, consisting of two Benihana teppanyaki restaurants, four RA Sushi restaurants, and one Haru restaurant.

In addition to investments in new restaurant units and the renovation program, the Company will use its capital resources to settle the outstanding liability incurred when the Minority Stockholders exercised their put option in Haru Holding Corp. On July 1, 2005, the Minority Stockholders exercised the put option.

The Company believes that the proper application of the put option price formula would result in a payment to the former Minority Stockholders of approximately $3.7 million. The Company has offered to pay such amount to the former Minority Stockholders and recorded a $3.7 million liability with respect thereto.

On August 25, 2006, the former Minority Stockholders sued the Company. The complaint, which was filed in the Supreme Court of the State of New York, County of New York, seeks an award of $10.7 million based on the former Minority Stockholders’ own calculation of the put option price formula and actions allegedly taken by the Company to reduce the value of the put option.

On September 21, 2006, the parties jointly removed the case from the Supreme Court of the State of New York, County of New York, to the United States District Court for the Southern District of New York.  On October 23, 2006, the former Minority Stockholders filed a motion to remand the case back to the Supreme Court of the State of New York, County of New York.  The Company had up through and including November 21, 2006 within which to file an opposition to the motion to remand, and the former Minority Stockholders will then have up through and including December 5, 2006 within which to file a reply in support of their motion to remand. After the Court rules on the former Minority Stockholders’ motion, the Company intends to move the appropriate court to dismiss the complaint in its entirety.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

Management believes that the Company’s cash from operations and the funds available under its credit facilities will provide sufficient capital to fund operations, the restaurant renovation program and restaurant expansion for at least the next twelve months.

Operating Activities

Cash provided by operations increased during the seven periods ended October 8, 2006 compared to the equivalent period in the previous year. The increase resulted mainly from the changes in working capital during the current seven periods when compared to the comparable seven periods a year ago.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing Activities

Expenditures for property and equipment increased during the seven periods ended October 8, 2006 from the prior comparable periods. Capital expenditures are expected to continue at increased levels, as the Company recently accelerated the pace of its renovation and new store construction program. The Company currently has seven restaurants under development, consisting of two Benihana teppanyaki restaurants, four RA Sushi restaurants and one Haru restaurant.

During April 2006, the Company sold its sole Sushi Doraku restaurant to Mr. Kevin Aoki, a director of the Company and the Company’s former Vice President of Marketing. The restaurant facility was sold for $539,000, of which $515,000 was paid in cash and $24,000 is payable over twelve months.

During September 2006, the Company completed the acquisition of a Benihana restaurant in Broomfield, Colorado that was previously owned and operated by a franchisee. The purchase price totaled $2.8 million, of which approximately $2.7 million was paid in cash.

Financing Activities

During the current seven periods, there were stock option exercises with cash proceeds to the Company of $1,735,000. Our total indebtedness decreased by $2,500,000 during the seven periods ended October 8, 2006, related to scheduled payments on the term loan.

During the seven periods ended October 9, 2005, the Company completed the second and final tranche consisting of $10,000,000 aggregate principal amount of its Series B Preferred Stock sold to BFC Financial Corporation (“BFC”). In connection with the second tranche, the Company issued and sold 400,000 shares of its Series B Preferred Stock. The Company received net proceeds of $9,884,000, after transaction costs, from the sale.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements requires management to make judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  A summary of significant accounting policies and estimates and a description of accounting policies that are considered critical may be found in the Company’s 2006 Annual Report on Form 10-K, filed on June 23, 2006, in the Notes to Consolidated Financial Statements, Note 1, and the Critical Accounting Policies section of Management’s Discussion and Analysis.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of April 2, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company is currently evaluating the effect, if any, the adoption of FIN 48 will have on the Company’s financial position, results of operations and disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure. Financial statements would require adjustment when a misstatement is determined to be material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance in retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of SAB 108 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS 157 to determine the impact for the Company.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains various “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs concerning future events, including unit growth, future capital expenditures, and other operating information. A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including changes in consumer dining preferences, fluctuations in commodity prices, availability of qualified employees, changes in the general economy, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, harsh weather conditions in areas in which we and our franchisees operate restaurants or plan to build new restaurants, acceptance of our concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete new restaurant construction and obtain governmental permits on a reasonably timely basis, an adverse outcome in the dispute between the Company and the Minority Stockholders of Haru, and other factors that we cannot presently foresee.

The Impact of Inflation

Inflation has not been a significant factor in our business for the past several years. The Company has been able to keep increasing menu prices at a low level by strictly maintaining cost controls.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. The Company may protect itself from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. The Company has a policy not to use derivative agreements for trading purposes. The Company has no derivative agreements as of October 8, 2006.

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

BENIHANA INC. AND SUBSIDIARIES

Seasonality of Our Business

The Company has a 52/53-week fiscal year. The Company’s fiscal year ends on the Sunday occurring within the dates of March 26 through April 1. The Company divides the fiscal year into 13 four-week periods. Because of the odd number of periods, the Company’s first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consists of 3 periods totaling 12 weeks each. In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year. This operating calendar provides the Company a consistent number of operating days within each period, as well as ensures that certain holidays significant to the Company occur consistently within the same fiscal quarters. Because of the differences in length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable. The current fiscal year consists of 53 weeks and will end on April 1, 2007. The prior fiscal year ended on March 26, 2006 and consisted of 52 weeks.

The Company’s business is not highly seasonal although we do have more patrons coming to our restaurants for special holidays such as Mother’s Day, Valentine’s Day and New Year’s Eve. Mother’s Day falls in our first fiscal quarter of each year, New Year’s Eve falls in the third quarter and Valentine’s Day falls in the fourth quarter.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of October 8, 2006, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information

Item 1.    Legal Proceedings

Benihana of Tokyo Litigation

On July 2, 2004, Benihana of Tokyo, Inc. (“BOT”), a significant holder of the Company’s Common Stock, commenced a lawsuit in the Court of Chancery of the State of Delaware (the “Chancery Court”) against the Company, individuals who were then members of the Company’s Board of Directors and BFC Financial Corporation (“BFC”). The action sought temporary and permanent injunctive relief, monetary damages, and recovery of costs and expenses, in connection with the closing of the $20.0 million sale of a new class of Series B Preferred Stock of the Company to BFC. John E. Abdo, a director of the Company, serves as a Vice Chairman, director, and is a significant shareholder of BFC. Among other relief sought, the action sought rescission of the sale of the Series B Preferred Stock to BFC.

The action alleged that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT’s Common Stock holding in the Company. After a trial, the Chancery Court rejected all claims asserted against the Company and its directors finding that “the directors who approved the transaction did so, on an informed basis, acting in good faith and believing that they were acting in the best interests of Benihana.” Thereafter, BOT filed an appeal with respect to the decision of the Chancery Court, and on August 24, 2006, the Delaware Supreme Court issued an opinion affirming the trial court’s ruling in favor of the Company and its Board of Directors in all respects.

Haru Minority Interest

In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. (“Haru”). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period from July 1, 2005 through September 30, 2005, the holders of the balance of Haru’s equity (the “Minority Stockholders”) had a one-time option to sell their remaining shares to the Company (the “put option”). The exercise price under the put option was to be calculated as four and one-half (4½) times Haru’s consolidated cash flow for the fiscal year ended March 27, 2005 less the amount of Haru’s debt (as that term is defined in the purchase agreement) at the date of the computation.

On July 1, 2005, the Minority Stockholders exercised the put option.

The Company believes that the proper application of the put option price formula would result in a payment to the former Minority Stockholders of approximately $3.7 million. The Company has offered to pay such amount to the former Minority Stockholders and recorded a $3.7 million liability with respect thereto.

On August 25, 2006, the former Minority Stockholders sued the Company. The complaint, which was filed in the Supreme Court of the State of New York, County of New York, seeks an award of $10.7 million based on the former Minority Stockholders’ own calculation of the put option price formula and actions allegedly taken by the Company to reduce the value of the put option.

On September 21, 2006, the parties jointly removed the case from the Supreme Court of the State of New York, County of New York, to the United States District Court for the Southern District of New York.  On October 23, 2006, the former Minority Stockholders filed a motion to remand the case back to the Supreme Court of the State of New York, County of New York.  The Company had up through and including November 21, 2006 within which to file an opposition to the motion to remand, and the former Minority Stockholders will then have up through and including December 5, 2006 within which to file a reply in support of their motion to remand. After the Court rules on the former Minority Stockholders’ motion, the Company intends to move the appropriate court to dismiss the complaint in its entirety.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information

The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2006, which could materially affect the Company’s business, financial condition or future results. There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2006. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

BENIHANA INC. AND SUBSIDIARIES

PART II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

Exhibit 31.1 - Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benihana Inc.
(Registrant)

Date: November 22, 2006	/s/ Joel A. Schwartz
Joel A. Schwartz
President and
Chief Executive Officer
and Director