Form 10-Q
period 2006-12-31
BENIHANA INC
filed 2007-02-09
CIK 935226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2006

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

Common Stock $.10 par value, 2,167,489 shares outstanding at January 29, 2007

Class A Common Stock $.10 par value, 7,778,239 shares outstanding at January 29, 2007

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
TEN PERIODS ENDED DECEMBER 31, 2006

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information
ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share information)

	December 31, 2006	March 26, 2006
Assets
Current Assets:
Cash and cash equivalents	$15,437	$19,138
Receivables, net	2,831	2,437
Inventories	6,031	6,528
Income tax receivable	—	1,634
Prepaid expenses and other current assets	1,533	1,517
Deferred income tax asset, net	754	805
Total current assets	26,586	32,059

Property and equipment, net	138,654	123,578
Goodwill	29,900	29,900
Deferred income tax asset, net	45	—
Other assets, net	6,455	5,979
	$201,640	$191,516
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,809	$8,044
Accrued expenses	22,112	20,821
Income tax payable	1,428	—
Accrued put option liability	3,718	3,718
Current maturities of bank debt	3,333	4,166
Total current liabilities	36,400	36,749

Deferred obligations under operating leases	7,643	7,059
Long-term debt – bank	—	2,500
Deferred income tax liability, net	—	673
Total liabilities	44,043	46,981

Commitments and contingencies (Notes 6,8)
Convertible Preferred Stock - $1.00 par value; authorized - 5,000,000 shares; Series B Mandatory Redeemable Convertible Preferred Stock - authorized - 800,000 shares; issued and outstanding – 800,000 shares with a liquidation preference of $20 million plus accrued and unpaid dividends as of December 31, 2006 (Note 8)	19,340	19,273
Stockholders’ Equity:
Common stock - $.10 par value; convertible into Class A Common stock; authorized, 12,000,000 shares; issued and outstanding, 2,167,489 and 2,649,953 shares, respectively	217	265
Class A Common stock, $.10 par value; authorized, 20,000,000 shares; issued and outstanding, 7,778,239 and 7,111,671 shares, respectively	778	711
Additional paid-in capital	63,780	60,393
Retained earnings	73,625	64,036
Treasury stock – 10,828 shares of Common and Class A Common stock at cost	(143)	(143)
Total stockholders’ equity	138,257	125,262
	$201,640	$191,516

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share information)

	Three Periods Ended
	December 31, 2006	January 1, 2006
Revenues
Restaurant sales	$61,867	$55,345
Franchise fees and royalties	335	299
Total revenues	62,202	55,644

Costs and Expenses
Cost of food and beverage sales	15,153	13,476
Restaurant operating expenses	36,195	31,542
Restaurant opening costs	363	200
Marketing, general and administrative expenses	5,322	4,978
Total operating expenses	57,033	50,196

Income from operations	5,169	5,448
Interest income, net	33	68

Income before income taxes and minority interest	5,202	5,516
Income tax provision	1,923	2,107

Income before minority interest	3,279	3,409
Minority interest	—	109

Net Income	3,279	3,300
Less: accretion of issuance costs and preferred stock dividends	272	251

Net income attributable to common stockholders	$3,007	$3,049

Earnings Per Share
Basic earnings per common share	$.30	$.33
Diluted earnings per common share	$.28	$.30

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share information)

	Ten Periods Ended
	December 31, 2006	January 1, 2006
Revenues
Restaurant sales	$199,846	$183,236
Franchise fees and royalties	1,178	1,095
Total revenues	201,024	184,331
Costs and Expenses

Cost of food and beverage sales	48,618	44,322
Restaurant operating expenses	117,796	105,623
Restaurant opening costs	1,074	679
Marketing, general and administrative expenses	17,628	16,256
Total operating expenses	185,116	166,880

Income from operations	15,908	17,451
Interest income (expense), net	285	(28)

Income before income taxes and minority interest	16,193	17,423
Income tax provision	5,770	6,367

Income before minority interest	10,423	11,056
Minority interest	—	413

Net Income	10,423	10,643
Less: accretion of issuance costs and preferred stock dividends	834	1,180

Net income attributable to common stockholders	$9,589	$9,463

Earnings Per Share
Basic earnings per common share	$.97	$1.02
Diluted earnings per common share	$.91	$1.01

See notes to condensed consolidated financial statements

BENIHANA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
TEN PERIODS ENDED DECEMBER 31, 2006
(UNAUDITED)

(In thousands, except share information)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, March 26, 2006	$265	$711	$60,393	$64,036	$(143)	$125,262
Net income				10,423		10,423
Issuance of 179,104 shares of Class A common stock from exercise of options		18	1,993			2,011
Issuance of 5,000 shares of common stock from exercise of options	1		49			50
Conversion of 487,464 shares of common stock into 487,464 shares of Class A common stock at $.10 par value	(49)	49				—
Dividends declared on Series B Preferred Stock				(767)		(767)
Accretion of issuance costs on Series B Preferred Stock				(67)		(67)
Stock based compensation			270			270
Tax benefit from stock option exercises			1,075			1,075
Balance, December 31, 2006	$217	$778	$63,780	$73,625	$(143)	$138,257

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Ten Periods Ended
	December 31, 2006	January 1, 2006

Operating Activities:
Net income	$10,423	$10,643
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	10,634	8,364
Minority interest	—	413
Deferred income taxes	(667)	34
Stock-based compensation	270	—
Tax benefit from stock option exercises	—	399
Loss on disposal of assets	120	331
Change in operating assets and liabilities that provided (used) cash:
Receivables	(423)	(205)
Inventories	466	(927)
Prepaid expenses and other current assets	(19)	(1,243)
Income taxes	3,062	34
Other assets	(156)	(807)
Accounts payable	(1,627)	533
Accrued expenses and deferred obligations under operating leases	3,016	3,891
Net cash provided by operating activities	25,099	21,460
Investing Activities:
Expenditures for property and equipment	(25,421)	(16,142)
Acquisition of business	(2,743)	—
Payment of contingent consideration on RA Sushi acquisition	(228)	(348)
Cash proceeds from sale of Sushi Doraku	515	—
Collection on Sushi Doraku note	16	—
Cash proceeds from sale of property and equipment	6	149
Net cash used in investing activities	(27,855)	(16,341)
Financing Activities:
Repayment of long-term bank debt and obligations under capital leases	(3,333)	(3,360)
Proceeds from issuance of common stock under exercise of stock options	2,061	1,720
Proceeds from issuance of Series B Preferred Stock, net	—	9,884
Tax benefit from stock option exercises	1,075	—
Dividends paid on Series B Preferred Stock	(748)	(453)
Net cash (used in) provided by financing activities	(945)	7,791
Net (decrease) increase in cash and cash equivalents	(3,701)	12,910
Cash and cash equivalents, beginning of year	19,138	3,278
Cash and cash equivalents, end of period	$15,437	$16,188
Supplemental Disclosures of Cash Flow Information:
Cash paid during the ten periods:
Interest	$344	$387
Income taxes	$2,302	$5,904
Noncash investing and financing activities:
Acquired property and equipment for which cash payments had not yet been made	$2,466	$1,251
Note receivable received as partial consideration for sale of locations	$24	$375
Accrued but unpaid dividends on the Series B Preferred Stock	$252	$255

See Note 9 for assets acquired in acquisition of business

See notes to condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED DECEMBER 31, 2006 AND JANUARY 1, 2006
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

These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the ten periods (forty weeks) ended December 31, 2006 and January 1, 2006 are not necessarily indicative of the results to be expected for the full year.

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

The Company maintains employee stock option plans adopted in 1996, 1997 and 2000 and various directors’ stock option plans. These plans make available for stock option grants a total of 3,085,000 shares of Class A Stock. Of these amounts, the Company has granted options to purchase 2,171,841 shares of Class A Stock; leaving 913,159 shares available for future grants.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED DECEMBER 31, 2006 AND JANUARY 1, 2006
(UNAUDITED)

Prior to March 27, 2006, the Company accounted for stock options issued to employees under the intrinsic value method of accounting for stock-based compensation as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, the Company recognized no compensation expense with respect to such awards because stock options were granted at the fair market value of the underlying shares on the date of the grant. On March 27, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) and supersedes APB 25. SFAS 123R requires compensation costs related to share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. With limited exceptions, the amount of compensation cost will be measured based on the fair market value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a charge to earnings. The Company elected to adopt SFAS 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior period presented in this Form 10-Q has not been restated to reflect the fair value method of expensing stock options. In accordance with SFAS 123R, tax benefits related to equity award grants that are in excess of the tax benefits recorded on the Company’s condensed consolidated statements of earnings are classified as a cash inflow in the financing section of the Company’s condensed consolidated statements of cash flows beginning in the first quarter of fiscal 2007.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED DECEMBER 31, 2006 AND JANUARY 1, 2006
(UNAUDITED)

The Company recorded $87,000 ($57,000 net of tax) and $270,000 ($176,000 net of tax) in stock compensation expense during the three and ten periods ended December 31, 2006, respectively, as a result of adopting SFAS 123R. The Company did not recognize any stock compensation expense during the three and ten periods ended January 1, 2006. The pro-forma disclosures for the three and ten periods ended January 1, 2006 below are provided as if the Company had adopted the fair value recognition requirements under SFAS 123. Under SFAS 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Had the Company accounted for its stock-based awards under the fair value method, the table below shows the pro forma effect on prior year net income and earnings per share for the three and ten periods ended January 1, 2006 (in thousands, except per share information):

	Three Periods Ended	Ten Periods Ended
	January 1, 2006	January 1, 2006
Net Income
As reported	$3,300	$10,643
Less: Accretion of issuance costs
and preferred stock dividends	251	1,180
Net income attributable to
common stockholders	3,049	9,463
Add: Stock-based compensation
cost included in net income	—	—
Less: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards	113	159
Pro forma net income for computation
of basic earnings per share	2,936	9,304
Add: Accretion of issuance costs
and preferred stock dividends	251	1,180
Pro forma net income for computation
of diluted earnings per common
share	$3,187	$10,484
Basic earnings per share
As reported	$.33	$1.02
Pro forma	$.31	$1.00
Diluted earnings per share
As reported	$.30	$1.01
Pro forma	$.29	$.99

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED DECEMBER 31, 2006 AND JANUARY 1, 2006
(UNAUDITED)

The Company will generally use the Black-Scholes option pricing model to estimate the fair value of options granted subsequent to the adoption of SFAS 123R. The estimated fair value of share-based compensation is amortized to expense over the vesting period, which is generally two years.

Options to purchase 70,000 shares and 60,000 shares of Class A common stock were granted during the three and ten periods ended December 31, 2006 and January 1, 2006, respectively. The following weighted average assumptions were used in the Black-Scholes option pricing model used in valuing options granted: a risk free interest rate of 4.6% and 4.3% for fiscal years 2007 and 2006, respectively; an expected life of three years; no expected dividend yield; and a volatility factor of 44% and 37% for fiscal years 2007 and 2006, respectively.

The following is a summary of stock option activity for the ten periods ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at March 26, 2006	1,173,184	$12.49	5.1
Granted	70,000	28.22
Canceled/Expired	(1,165)	7.99
Exercised	(184,104)	11.19

Outstanding at December 31, 2006	1,057,915	$13.78	4.9	$17,904,000

Exercisable at December 31, 2006	967,918	$11.94	4.4	$17,564,000

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. For the three periods ended December 31, 2006 and January 1, 2006, the total intrinsic value of stock options exercised was approximately $516,000 and $112,000, respectively. For the ten periods ended December 31, 2006 and January 1, 2006, the total intrinsic value of stock options exercised was approximately $3,183,000 and $1,602,000, respectively. Proceeds from stock options exercised during the ten periods ended December 31, 2006 and January 1, 2006 totaled $2,061,000 and $1,720,000, respectively. Upon the exercise of stock options, shares are generally issued from new issuances of stock. The tax benefit realized for tax deductions from stock options exercised during the ten periods ended December 31, 2006 and January 1, 2006 totaled $1,075,000 and $399,000, respectively. As of December 31, 2006, total unrecognized compensation cost related to nonvested share-base compensation totaled $776,000 and is expected to be recognized over approximately 2.00 years.

3.	INVENTORIES

Inventories consist of (in thousands):

	December 31, 2006	March 26, 2006

Food and beverage	$2,434	$3,152
Supplies	3,597	3,376
	$6,031	$6,528

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED DECEMBER 31, 2006 AND JANUARY 1, 2006
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

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock (in thousands):

	Three Periods Ended		Ten Periods Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Net income, as reported	$3,279	$3,300	$10,423	$10,643
Less: Accretion of issuance costs
and preferred stock dividends	272	251	834	1,180
Income for computation of basic
earnings per common share	3,007	3,049	9,589	9,463
Add: Accretion of issuance costs
and preferred stock dividends	272	251	834	1,180
Income for computation of diluted
earnings per common share	$3,279	$3,300	$10,423	$10,643

	Three Periods Ended		Ten Periods Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Weighted average number of
common shares used in
basic earnings per share	9,926	9,365	9,876	9,295
Effect of dilutive securities:
Stock options	563	574	552	430
Series B Preferred Stock	1,066	1,066	1,066	823
Weighted average number of
common shares and dilutive
potential common stock used
in diluted earnings per share	11,555	11,005	11,494	10,548

No stock options to purchase common stock were excluded from the calculation of diluted earnings per share for the three and ten periods ended December 31, 2006. During the three and ten periods ended January 1, 2006, stock options to purchase 60,000 shares of common stock were excluded from the calculation of diluted earnings per share since the effect would be considered antidilutive, as their exercise price was greater than market price.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED DECEMBER 31, 2006 AND JANUARY 1, 2006
(UNAUDITED)

5.	RESTAURANT OPERATING EXPENSES

Restaurant operating expenses consist of the following (in thousands):
	Three Periods Ended		Ten Periods Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006

Labor and related costs	$20,962	$18,472	$67,517	$62,083
Restaurant supplies	1,487	1,143	4,570	3,720
Credit card discounts	1,143	1,038	3,700	3,365
Utilities	1,489	1,330	5,177	4,633
Occupancy costs	3,870	3,295	12,091	11,006
Depreciation and amortization	3,135	2,449	10,299	8,036
Other restaurant operating expenses	4,109	3,815	14,442	12,780
Total restaurant operating expenses	$36,195	$31,542	$117,796	$105,623

6.	LONG-TERM DEBT

The Company presently has borrowings from Wachovia Bank, National Association (“Wachovia”) under a term loan. At December 31, 2006, the Company had $3,333,333 outstanding under the term loan which is payable in quarterly installments of $833,333 until the term loan matures in December 2007. Additionally, the Company maintains a revolving line of credit facility. The line of credit facility allows the Company to borrow up to $15,000,000 through December 31, 2007. At December 31, 2006, the Company had an aggregate $1,975,000 in letters of credit outstanding against such facility. Accordingly, at December 31, 2006, the Company had $13,025,000 available for borrowing under the line of credit facility, as no borrowings were outstanding, on that date. The interest rate at December 31, 2006 of both the line of credit and the term loan was 6.36%. The Company has the option to pay interest at Wachovia’s prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization, as defined in the agreement, to its indebtedness. The loan agreements limit capital expenditures to certain amounts, require that the Company maintain certain financial ratios and profitability amounts and limit the payment of cash dividends. As of December 31, 2006, the Company was in compliance with all covenants of the Company’s credit agreements with Wachovia.

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
THREE AND TEN PERIODS ENDED DECEMBER 31, 2006 AND JANUARY 1, 2006
(UNAUDITED)

Additionally, the Company paid Mr. Aoki approximately $56,000 upon his resignation from the Company, representing the remainder of his unearned salary under an employment agreement. The financial impact of this transaction was nominal.

While the assets and operations of the Sushi Doraku restaurant meet the definition of “discontinued operations,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has not segregated Sushi Doraku’s assets and results of operations, as the amounts are immaterial. Assets held for sale at March 26, 2006 totaled $499,000. Results of operations (net of taxes) were a loss of less than $1,000 for the three periods ended January 1, 2006. Results of operations (net of taxes) were approximately $41,000 and $12,000 for the ten periods ended December 31, 2006 and January 1, 2006, respectively.

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

On September 21, 2006, the parties jointly removed the case from the Supreme Court of the State of New York, County of New York, to the United States District Court for the Southern District of New York.  On October 23, 2006, the former Minority Stockholders filed a motion to remand the case back to the Supreme Court of the State of New York, County of New York.  On November 21, 2006, the Company filed an opposition to the motion to remand.  On December 15, 2006, the former Minority Stockholders filed a reply brief in support of their motion to remand.  After the Court rules on the former Minority Stockholders’ motion, the Company intends to move the appropriate court to dismiss the complaint in its entirety.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED DECEMBER 31, 2006 AND JANUARY 1, 2006
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

Supply Agreements

The Company has entered into non-cancellable supply agreements for the purchase of beef and certain seafood items, in the normal course of business, at fixed prices for periods between six and twelve months. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

9.	PURCHASE OF RESTAURANT

In September 2006, the Company completed the acquisition of a Benihana restaurant in Broomfield, Colorado. This restaurant was previously owned and operated by a franchisee. The purchase price totaled $2.8 million, of which approximately $2.7 million was paid in cash and the remainder in other consideration.

The Company has allocated the purchase price, based on a preliminary valuation of assets, as follows: $1.6 million for leasehold improvements and restaurant furniture and equipment, $1.1 million for reacquired franchise rights and $0.1 other miscellaneous assets. The reacquired franchise rights are included in other assets on the consolidated balance sheet. The Company is in the process of evaluating the fair value of the assets acquired in the transaction, including the value of the preexisting relationship with the franchisee, and estimated allocation amounts described above could change upon final recording.

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of April 2, 2007. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company is currently evaluating the effect, if any, the adoption of FIN 48 will have on the Company’s financial position, results of operations and disclosures.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED DECEMBER 31, 2006 AND JANUARY 1, 2006
(UNAUDITED)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure. Financial statements would require adjustment when a misstatement is determined to be material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance in retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect SAB 108 will have a material impact on its consolidated financial statements.

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

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”   A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis.  If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents restaurant sales net of sales taxes. The adoption of EITF Issue 06-03 will have no impact on the presentation of sales tax in our consolidated financial statements.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND TEN PERIODS ENDED DECEMBER 31, 2006 AND JANUARY 1, 2006
(UNAUDITED)

The table below presents information about reportable segments (in thousands):

	Three Periods Ended December 31, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated
Revenues	$46,061	$8,628	$7,178	—	$335	$62,202
Income from operations	5,805	212	1,369	—	(2,217)	5,169
Capital expenditures	3,506	1,565	—	—	—	5,071

	Three Periods Ended January 1, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated
Revenues	$43,222	$5,396	$6,270	$457	$299	$55,644
Income from operations	6,012	545	935	(1)	(2,043)	5,448
Capital expenditures	6,413	984	233	3	—	7,633

	Ten Periods Ended December 31, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated
Revenues	$147,756	$28,127	$23,778	$185	$1,178	$201,024
Income from operations	16,807	1,859	4,400	69	(7,227)	15,908
Capital expenditures	19,080	5,901	440	—	—	25,421

	Ten Periods Ended January 1, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated
Revenues	$142,926	$17,837	$21,001	$1,472	$1,095	$184,331
Income from operations	18,405	1,722	3,532	20	(6,228)	17,451
Capital expenditures	12,100	1,509	2,530	3	—	16,142

Revenues for each of the segments consist of restaurant sales. Franchise revenues, while generated from Benihana franchises, have not been allocated to the Teppanyaki segment. Franchise revenues are reflected as corporate revenues.

12.	SUBSEQUENT EVENTS

The Company has a Shareholder Rights Plan under which a Preferred Share Purchase Right (Right) is represented by outstanding shares of the Company’s Common and Class A Common Stock. The Rights operate to create substantial dilution to a potential acquirer who seeks to make an acquisition, the terms of which the Company’s Board of Directors believes is inadequate or structured in a coercive manner.

On January 31, 2007, the Board of Directors of the Company approved and the Company entered into an Amended and Restated Rights Agreement (the “Agreement”). The Agreement amended and restated that certain Rights Agreement (the “Original Agreement”) between the Company and First Union National Bank of North Carolina (which was succeeded in interest by American Stock Transfer & Trust Company), dated as of February 6, 1997. The principal purpose of the Agreement was to extend the final expiration date of the Rights certificates issued under the Original Agreement from February 2, 2007 to February 2, 2011. The Agreement also implements certain other changes to the Original Agreement, including modifications to the provisions governing “Exempt Persons”.

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

The following table reflects changes in restaurant count during the three and ten periods ended December 31, 2006 and January 1, 2006:

	Three Periods Ended December 31, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total
Restaurant count, beginning of period	58	11	7	—	76
Openings	1	2	—	—	3
Restaurant count, end of period	59	13	7	—	79

	Three Periods Ended January 1, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total
Restaurant count, beginning of period	56	8	7	1	72
Openings	1	—	—	—	1
Sale to franchisee	(1)	—	—	—	(1)
Restaurant count, end of period	56	8	7	1	72

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Ten Periods Ended December 31, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total
Restaurant count, beginning of year	56	9	7	1	73
Openings	2	4	—	—	6
Acquisition	1	—	—	—	1
Sale to related party	—	—	—	(1)	(1)
Restaurant count, end of period	59	13	7	—	79

	Ten Periods Ended January 1, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant count, beginning of year	56	8	6	1	71
Openings	1	—	1	—	2
Sale to franchisee	(1)	—	—	—	(1)
Restaurant count, end of period	56	8	7	1	72

Revenues increased 11.8% in the current three periods and 9.1% in the current ten periods when compared to the corresponding periods a year ago. Net income decreased 0.6% in the current three periods and 2.1% in the current ten periods when compared to the corresponding periods a year ago. Earnings per diluted share decreased 6.7% and 9.9% in the current three and ten periods ended December 31, 2006, respectively, when compared to the corresponding periods a year ago. For purposes of calculating diluted earnings per share, the Company experienced an increase of 5.0% and 9.0% in the diluted weighted average shares outstanding for the three and ten periods ended December 31, 2006, respectively, when compared to the corresponding periods from the prior year.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Three periods ended December 31, 2006 compared to January 1, 2006 – The amounts of revenues and the changes in amount and percentage change in amount of revenues when compared to the same periods in the prior year are shown in the following tables (in thousands).

	Three Periods Ended		Change
	December 31, 2006	January 1, 2006	$	%
Restaurant sales	$61,867	$55,345	$6,522	11.8%
Franchise fees and royalties	335	299	36	12.0%
Total revenues	$62,202	$55,644	$6,558	11.8%

Components of restaurant revenues consisted of the following (in thousands):

	Three Periods Ended		Change
	December 31, 2006	January 1, 2006	$	%
Total restaurant sales by concept:
Teppanyaki	$46,061	$43,222	$2,839	6.6%
RA Sushi	8,628	5,396	3,232	59.9%
Haru	7,178	6,270	908	14.5%
Sushi Doraku	—	457	(457)	-100.0%
Total restaurant sales	$61,867	$55,345	$6,522	11.8%

Comparable restaurant sales by concept:
Teppanyaki	$41,984	$38,833	$3,151	8.1%
RA Sushi	6,040	5,396	644	11.9%
Haru	7,178	6,270	908	14.5%
Sushi Doraku	—	—	—	0.0%
Total comparable restaurant sales	$55,202	$50,499	$4,703	9.3%

The increase in teppanyaki comparable sales was the result of a 0.6% increase in the average per person guest check, as well as an increase of 7.1% in guest counts for teppanyaki restaurants opened longer than one year. RA Sushi’s increase in comparable sales was primarily driven by a 9.9% increase in guest counts at locations opened longer than one year and a 1.8% increase in the average per person guest check. Haru’s comparable sales increase was primarily comprised of a 14.8% increase in guest counts at locations opened longer than one year and a 0.3% decrease in average per person guest check.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the changes in restaurant sales between the three periods ended December 31, 2006 and January 1, 2006 (in thousands):

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total
Restaurant sales during the three periods ended January 1, 2006	$43,222	$5,396	$6,270	$457	$55,345
Increase in comparable sales	3,151	644	908	—	4,703
Increase from new or acquired restaurants	2,780	2,588	—	—	5,368
Decrease from closed or sold restaurants	(275)	—	—	(457)	(732)
Decrease from temporary closures	(2,817)	—	—	—	(2,817)
Restaurant sales during the three periods ended December 31, 2006	$46,061	$8,628	$7,178	—	$61,867

Ten periods ended December 31, 2006 compared to January 1, 2006 – The amounts of revenues and the changes in amount and percentage change in amount of revenues when compared to the same periods in the prior year are shown in the following tables (in thousands).

	Ten Periods Ended		Change
	December 31, 2006	January 1, 2006	$	%
Restaurant sales	$199,846	$183,236	$16,610	9.1%
Franchise fees and royalties	1,178	1,095	83	7.6%
Total revenues	$201,024	$184,331	$16,693	9.1%

Components of restaurant revenues consisted of the following (in thousands):

	Ten Periods Ended		Change
	December 31, 2006	January 1, 2006	$	%
Total restaurant sale by concept:
Teppanyaki	$147,756	$142,926	$4,830	3.4%
RA Sushi	28,127	17,837	10,290	57.7%
Haru	23,778	21,001	2,777	13.2%
Sushi Doraku	185	1,472	(1,287)	-87.4%
Total restaurant sales	$199,846	$183,236	$16,610	9.1%
Comparable restaurant sales by concept:
Teppanyaki	$140,536	$129,757	$10,779	8.3%
RA Sushi	20,486	17,837	2,649	14.9%
Haru	23,450	21,001	2,449	11.7%
Sushi Doraku	185	175	10	5.7%
Total comparable restaurant sales	$184,657	$168,770	$15,887	9.4%

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in teppanyaki comparable sales was the result of a 1.4% increase in the average per person guest check, as well as an increase of 6.5% in guest counts for teppanyaki restaurants opened longer than one year. RA Sushi’s increase in comparable sales was primarily driven by a 14.8% increase in guest counts at locations opened longer than one year and a 1.1% increase in the average per person guest check. Haru’s comparable sales increase was primarily comprised of a 5.9% increase in guest counts at locations opened longer than one year and a 3.1% increase in average per person guest check.

The following table summarizes the changes in restaurant sales between the ten periods ended December 31, 2006 and January 1, 2006 (in thousands):

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant sales during the ten periods ended January 1, 2006	$142,926	$17,837	$21,001	$1,472	$183,236
Increase in comparable sales	10,779	2,649	2,449	10	15,887
Increase from new or acquired restaurants	5,456	7,641	328	—	13,425
Decrease from closed or sold restaurants	(1,211)	—	—	(1,297)	(2,508)
Decrease from temporary closures	(10,194)	—	—	—	(10,194)
Restaurant sales during the ten periods ended December 31, 2006	$147,756	$28,127	$23,778	$185	$199,846

COSTS AND EXPENSES

Three periods ended December 31, 2006 compared to January 1, 2006 – The following table summarizes costs and expenses by concept, as well as consolidated, for the three periods ended December 31, 2006 and January 1, 2006 (in thousands):

	Three Periods Ended December 31, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated
Cost of food and beverage sales	$11,443	$2,141	$1,569	$—	$—	$15,153
Restaurant operating expenses	27,081	5,200	3,914	—	—	36,195
Restaurant opening costs	14	349	—	—	—	363
Marketing, general and administrative expenses	1,718	726	326	—	2,552	5,322
Total operating expenses	$40,256	$8,416	$5,809	$—	$2,552	$57,033

	Three Periods Ended January 1, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Cost of food and beverage sales	$10,542	$1,374	$1,430	$130	$—	$13,476
Restaurant operating expenses	24,558	2,904	3,752	328	—	31,542
Restaurant opening costs	123	76	1	—	—	200
Marketing, general and administrative expenses	1,987	497	152	—	2,342	4,978
Total operating expenses	$37,210	$4,851	$5,335	$458	$2,342	$50,196

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as consolidated, for the three periods ended December 31, 2006 and January 1, 2006:

	Three Periods Ended December 31, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Consolidated
Cost of food and beverage sales	24.8%	24.8%	21.9%	0.0%	24.5%
Restaurant operating expenses	58.8%	60.3%	54.5%	0.0%	58.5%
Restaurant opening costs	0.0%	4.0%	0.0%	0.0%	0.6%
Marketing, general and administrative expenses	3.7%	8.4%	4.5%	0.0%	8.6%
Total operating expenses	87.4%	97.5%	80.9%	0.0%	92.2%

	Three Periods Ended January 1, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Consolidated
Cost of food and beverage sales	24.4%	25.5%	22.8%	28.4%	24.4%
Restaurant operating expenses	56.8%	53.8%	59.8%	71.8%	57.0%
Restaurant opening costs	0.3%	1.4%	0.0%	0.0%	0.4%
Marketing, general and administrative expenses	4.6%	9.2%	2.4%	0.0%	9.0%
Total operating expenses	86.1%	89.9%	85.1%	100.2%	90.7%

Cost of food and beverage sales

The cost of food and beverage sales increased in the current three periods in total dollar amount and when expressed as a percentage of restaurant sales when compared to the corresponding periods a year ago. Costs of food and beverage sales, which are generally variable with sales, increased with the increase in restaurant sales during the current three periods ended December 31, 2006. The slight increase when expressed as a percentage of sales during the current three periods is attributable to relatively stable commodity costs during the comparable period in the prior year. Cost of food and beverage sales as a percentage of sales is also consistent with recent quarters.

Restaurant operating expenses

Restaurant operating expenses increased in amount and when expressed as a percentage of restaurant sales when compared to the corresponding periods a year ago. The majority of the increase in amount is consistent with the increase in sales experienced between periods. However, the Company recognized additional depreciation expense totaling approximately $300,000 during the current three periods of fiscal 2007, which resulted from the Company reevaluating the remaining useful lives of assets at teppanyaki restaurants to be renovated as part of its renovation program. This additional depreciation expense is partially responsible for the increase in restaurant operating expenses when expressed as a percentage of restaurant sales, specifically in the teppanyaki segment. Additionally, during the three periods ended December 31, 2006, the Company continued to incur approximately $600,000 in ongoing expenses at teppanyaki restaurants which were temporarily closed for remodeling. During the current quarter, the Company recognized business interruption insurance proceeds of approximately $300,000 related to one of its teppanyaki restaurants damaged by fire earlier in the year. The significant increase in restaurant operating expenses at the RA Sushi concept reflects the overall increase in restaurant count between periods. The related change in margins is reflective of inefficiencies experienced at newer restaurants during initial operations.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restaurant opening costs

Restaurant opening costs increased slightly in the current three periods ended December 31, 2006 compared to the prior year corresponding periods. The increase in the current three periods when compared to the equivalent periods a year ago is attributable to the timing of activities related to certain openings.

Marketing, general and administrative costs

Marketing, general and administrative costs increased slightly in absolute amount, but decreased when expressed as a percentage of sales in the current three periods when compared to the equivalent periods a year ago. The decrease as a percentage of sales is directly related to the increase in restaurant sales between comparable periods.

Interest income, net and income taxes

Interest income, net decreased in the current three periods when compared to the corresponding periods of the prior year. Interest income, net has decreased due to interest earned on decreased cash investments during the current periods compared to the equivalent periods a year ago. .

The Company’s effective income tax rate was 37.0% and 38.2%, for the current three periods and prior year’s three periods, respectively.

Ten periods ended December 31, 2006 compared to January 1, 2006 – The following table summarizes costs and expenses by concept, as well as consolidated, for the ten periods ended December 31, 2006 and January 1, 2006 (in thousands):

	Ten Periods Ended December 31, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated
Cost of food and beverage sales	$36,174	$7,117	$5,264	$63	$—	$48,618
Restaurant operating expenses	88,338	16,182	13,223	53	—	117,796
Restaurant opening costs	361	712	1	—	—	1,074
Marketing, general and administrative expenses	6,076	2,257	890	—	8,405	17,628
Total operating expenses	$130,949	$26,268	$19,378	$116	$8,405	$185,116

	Ten Periods Ended January 1, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated
Cost of food and beverage sales	$34,653	$4,554	$4,708	$407	$—	$44,322
Restaurant operating expenses	82,872	9,703	12,003	1,045	—	105,623
Restaurant opening costs	319	163	197	—	—	679
Marketing, general and administrative expenses	6,677	1,695	561	—	7,323	16,256
Total operating expenses	$124,521	$16,115	$17,469	$1,452	$7,323	$166,880

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as consolidated, for the ten periods ended December 31, 2006 and January 1, 2006:

	Ten Periods Ended December 31, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Consolidated
Cost of food and beverage sales	24.5%	25.3%	22.1%	34.1%	24.3%
Restaurant operating expenses	59.8%	57.5%	55.6%	28.6%	58.9%
Restaurant opening costs	0.2%	2.5%	0.0%	0.0%	0.5%
Marketing, general and administrative expenses	4.1%	8.0%	3.7%	0.0%	8.8%
Total operating expenses	88.6%	93.4%	81.5%	62.7%	92.6%

	Ten Periods Ended January 1, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Consolidated
Cost of food and beverage sales	24.2%	25.5%	22.4%	27.6%	24.2%
Restaurant operating expenses	58.0%	54.4%	57.2%	71.0%	57.6%
Restaurant opening costs	0.2%	0.9%	0.9%	0.0%	0.4%
Marketing, general and administrative expenses	4.7%	9.5%	2.7%	0.0%	8.9%
Total operating expenses	87.1%	90.3%	83.2%	98.6%	91.1%

Cost of food and beverage sales

The cost of food and beverage sales increased in the current ten periods in total dollar amount. Costs of food and beverage sales, which is generally variable with sales, increased with the increase in restaurant sales during the current ten periods ended December 31, 2006. However, the cost of food and beverage sales when expressed as a percentage of restaurant sales increased only slightly in the current ten periods when compared to the corresponding periods in the prior year, reflecting the continued, relative stability of commodity prices.

Restaurant operating expenses

Restaurant operating expenses increased in amount and when expressed as a percentage of restaurant sales when compared to the corresponding periods a year ago. The majority of the increase in amount is consistent with the increase in sales experienced between periods. However, the Company recognized additional depreciation expense totaling approximately $1,500,000 during the first ten periods of fiscal 2007, which resulted from the Company reevaluating the remaining useful lives of assets at teppanyaki restaurants to be renovated as part of its renovation program. This additional depreciation expense is partially responsible for the increase in restaurant operating expenses when expressed as a percentage of restaurant sales, specifically in the teppanyaki segment. Additionally, during the ten periods ended December 31, 2006, the Company continued to incur approximately $1,400,000 in ongoing expenses at teppanyaki restaurants which were temporarily closed for remodeling. The Company has recognized business interruption insurance proceeds of approximately $300,000 related to one of its teppanyaki restaurants damaged by fire during the current year. The significant increase in restaurant operating expenses at the RA Sushi concept reflects the overall increase in restaurant count between periods. The related change in margins is reflective of inefficiencies experienced at newer restaurants during initial operations.

Restaurant opening costs

Restaurant opening costs increased in the current ten periods ended December 31, 2006 compared to the prior year corresponding periods. The increase in the current ten periods when compared to the equivalent periods a year ago is attributable to the fact that we currently have more restaurants in the development stage when pre-opening costs are incurred than we did in the comparable periods a year ago.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marketing, general and administrative costs

Marketing, general and administrative costs increased in absolute amount, but remained consistent when expressed as a percentage of sales in the current ten periods when compared to the equivalent periods a year ago. These increases are primarily due to increases in corporate general and administrative costs. The increases in corporate expenses were primarily attributable to the increase in administrative salaries attributable to additional corporate personnel hired to accommodate the Company’s growth plans. The Company has added personnel in various corporate departments, most notably the Construction Department. Increases in professional fees relating to Sarbanes-Oxley Section 404 compliance were realized during the ten periods ended December 31, 2006 when compared to the corresponding periods in the prior year.

Interest income (expense), net and income taxes

The Company recognized interest income, net during the current ten periods as opposed to interest expense, net during the corresponding periods of the prior year. This change is primarily due to interest earned on increased cash investments during the current periods compared to the equivalent periods a year ago. Additionally, the Company had lower average borrowings outstanding offset by higher interest rates in the current periods compared to the equivalent periods a year ago.

The Company’s effective income tax rate was 35.6% and 36.5% for the current ten periods and prior year’s ten periods, respectively.

OUR FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source to fund our capital expenditures. Since the Company has accelerated its building program, the Company is relying more upon financing obtained from financial institutions. Historically, the Company has financed significant acquisitions principally through the use of borrowed funds.

The Company presently has borrowings from Wachovia Bank, National Association (“Wachovia”) under a term loan. At December 31, 2006, the Company had $3,333,000 outstanding under the term loan which is payable in quarterly installments of $833,333 until the term loan matures in December 2007. Additionally, the Company maintains a revolving line of credit facility. The line of credit facility allows the Company to borrow up to $15,000,000 through December 31, 2007. At December 31, 2006, the Company had an aggregate $1,975,000 in letters of credit outstanding against such facility. Accordingly, at December 31, 2006, the Company had $13,025,000 available for borrowing, as no borrowings were outstanding, on that date. The interest rate at December 31, 2006 of both the line of credit and the term loan was 6.36%. The Company has the option to pay interest at Wachovia’s prime rate plus 1% or at libor plus 1%. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization, as defined in the agreement, to our indebtedness. The loan agreements limit capital expenditures to certain amounts, require that the Company maintain certain financial ratios and profitability amounts and limit the payment of cash dividends.

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

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has entered into supply agreements for the purchase of beef and certain seafood items, in the normal course of business, at fixed prices for periods between six and twelve months. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance such items. As a result, many restaurant businesses, including our own, operate with negative working capital.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

	Ten Periods Ended
	December 31, 2006	January 1, 2006

Cash provided by operating activities	$25,099	$21,460
Cash used in investing activities	(27,855)	(16,341)
Cash (used in) provided by financing activities	(945)	7,791
(Decrease) increase in cash and cash equivalents	$(3,701)	$12,910

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

During fiscal 2006, management made a strategic decision to accelerate the renovation and revitalization program, which was discussed above. We are committed to revitalizing our 40-plus year old Benihana teppanyaki concept for a new generation, while simultaneously generating a solid return on invested capital for our shareholders. The new design reflects the cutting edge of contemporary dining and entertainment, and places the customer at the center of the Benihana experience through the visual impact of the exterior, a vibrant waiting area, and a more dramatic stage setting for our legendary Benihana chefs. We plan to refurbish approximately 20-25 of our older teppanyaki restaurants over a thirty month timeframe. By beginning the transformation of our 20-25 older Benihana teppanyaki units now, we are opportunistically building a stronger foundation for our core brand amid a growing American appetite for Asian cuisine. During fiscal 2006, our restaurant in Short Hills, New Jersey was the first teppanyaki to be retrofitted with the new design elements. Management is pleased with the initial impact that this enhanced atmosphere has had on sales at the Short Hills location. While it is still early in the renovation program, management anticipates similar results at our Memphis, Cleveland, Indianapolis and Anaheim restaurants, which have re-opened after renovations, were completed. Restaurants currently closed and undergoing major renovations include the Fort Lauderdale, FL, Miami Beach, FL, Burlingame, CA and Torrance, CA locations. We believe that we will complete one of these major renovations near the end of the fourth quarter of fiscal 2007. We expect the other three to be completed during the first quarter of fiscal 2008. We expect to remodel eight additional restaurants during fiscal 2008, as well. As we roll out the new design over fiscal 2007, we currently estimate the capital expenditures of the program to average approximately $2.0 million per unit. The cost to remodel each unit is directly dependent on the scope of work to be performed at each location. Management is continuously reviewing the extent of work to be performed at these sites. The scope of work may be impacted by the age of the location, current condition of the location, as well as local permitting requirements. The scope of work will vary by location. Some locations will undergo a limited remodel, while others will undergo a complete renovation and a major facility upgrade of its HVAC, electrical and plumbing systems. Management believes the long-term benefits of the revitalization initiative far outweigh the costs. The renovation of the Company’s older teppanyaki units is necessary to ensure the continued relevance of the Benihana brand, and the program will enhance our leadership position as the premier choice for Japanese-style dining.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other future capital requirements depend on numerous factors, including market acceptance of products, the timing and rate of expansion of the business, acquisitions, and other factors. The Company has experienced increases in its expenditures commensurate with growth in its operations and management anticipates that expenditures will continue to increase in the foreseeable future. The Company currently has twelve restaurants under development, consisting of four Benihana teppanyaki restaurants, six RA Sushi restaurants, and two Haru restaurants.

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

On September 21, 2006, the parties jointly removed the case from the Supreme Court of the State of New York, County of New York, to the United States District Court for the Southern District of New York.  On October 23, 2006, the former Minority Stockholders filed a motion to remand the case back to the Supreme Court of the State of New York, County of New York.  On November 21, 2006, the Company filed an opposition to the motion to remand.  On December 15, 2006, the former Minority Stockholders filed a reply brief in support of their motion to remand.  After the Court rules on the Minority Stockholders’ motion, the Company intends to move the appropriate court to dismiss the complaint in its entirety

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

Management believes that the Company’s cash from operations and the funds available under its credit facilities will provide sufficient capital to fund operations, the restaurant renovation program and restaurant expansion for at least the next twelve months.

Operating Activities

Cash provided by operations increased during the ten periods ended December 31, 2006 compared to the equivalent period in the previous year. The increase resulted mainly from the changes in working capital during the current ten periods when compared to the comparable ten periods a year ago.

Investing Activities

Expenditures for property and equipment increased during the ten periods ended December 31, 2006 from the prior comparable periods. Capital expenditures are expected to continue at increased levels, as the Company recently accelerated the pace of its renovation and new store construction program. The Company currently has twelve restaurants under development, consisting of four Benihana teppanyaki restaurants, six RA Sushi restaurants and two Haru restaurants.

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

Financing Activities

During the current ten periods, there were stock option exercises with cash proceeds to the Company of $2,061,000. Our total indebtedness decreased by $3,333,000 during the ten periods ended December 31, 2006, related to scheduled payments on the term loan.

During the ten periods ended January 1, 2006, the Company completed the second and final tranche consisting of $10,000,000 aggregate principal amount of its Series B Preferred Stock sold to BFC Financial Corporation (“BFC”). In connection with the second tranche, the Company issued and sold 400,000 shares of its Series B Preferred Stock. The Company received net proceeds of $9,884,000, after transaction costs, from the sale.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure. Financial statements would require adjustment when a misstatement is determined to be material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in beginning balances of the affected assets and liabilities with a corresponding adjustment to the opening balance in retained earnings. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect SAB 108 will have a material impact on its consolidated financial statements.

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

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”   A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis.  If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents restaurant sales net of sales taxes. The adoption of EITF Issue 06-03 will have no impact on the presentation of sales tax in our consolidated financial statements.

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

BENIHANA INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. The Company may protect itself from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. The Company has a policy not to use derivative agreements for trading purposes. The Company has no derivative agreements as of December 31, 2006.

The Company purchases commodities such as chicken, beef, lobster and shrimp for our restaurants. The prices of these commodities may be volatile depending upon market conditions. The Company does not purchase forward commodity contracts because the changes in prices for them have historically been short-term in nature and, in our view, the cost of the contracts is in excess of the benefits.

The Company has entered into supply agreements for the purchase of beef and certain seafood items, in the normal course of business, at fixed prices for periods between six and twelve months. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of December 31, 2006, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On September 21, 2006, the parties jointly removed the case from the Supreme Court of the State of New York, County of New York, to the United States District Court for the Southern District of New York.  On October 23, 2006, the former Minority Stockholders filed a motion to remand the case back to the Supreme Court of the State of New York, County of New York.  On November 21, 2006, the Company filed an opposition to the motion to remand.  On December 15, 2006, the former Minority Stockholders filed a reply brief in support of their motion to remand. After the court rules on the Minority Stockholders’ motion, the Company intends to move the appropriate court to dismiss the complaint in its entirety

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.

BENIHANA INC. AND SUBSIDIARIES

Part II - Other Information

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

Item 4.  Results of Vote of Security Holders

The Company held its annual meeting of stockholders on December 11, 2006.

At the annual meeting, holders of the Company’s Common Stock, along with the holders of the Series B Preferred Stock, voted to elect two Class II Directors for a term of three years, and holders of the Company’s Class A Common Stock voted to elect one Class II Director for a term of three years. Results of the voting were as follows:

Class II Common Stock Nominees	For	Withheld
Company’s Nominees
Norman Becker	1,890,171	400
Robert B. Sturges	1,890,221	350

Class II Class A Stock Nominee	For	Withheld
John E. Abdo	7,060,171	271,232

Accordingly, the following directors were elected at the meeting:

Norman Becker, Robert B. Sturges and John E. Abdo.

Other Directors whose term of office continues after the meeting are set forth below:

Kevin Y. Aoki, J.Ronald Castell, Lewis Jaffe, Joel A. Schwartz, Joseph J. West and Taka Yoshimoto.

Ratification for the appointment of Deloitte & Touche LLP, as registered public accounting firm, was achieved with the following voting results:

	For	Against	Abstain	Broker Non-Vote
Common Votes	802,267	35,630	41	0
Class A Votes	711,697	21,393	50	0
Series B Preferred Votes	1,052,632	0	0	0
Total Votes	2,566,596	57,023	81	0

BENIHANA INC. AND SUBSIDIARIES

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

Exhibit 31.1	–	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	–	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	–	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	–	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benihana Inc.
(Registrant)

Date: February 9, 2007	/s/ Joel A. Schwartz
Joel A. Schwartz President and Chief Executive Officer and Director