Form 10-K
period 2006-04-01
BENIHANA INC
filed 2007-06-15
CIK 935226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended April 1, 2007
                                       or,
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  BENIHANA INC.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    65-0538630
------------------------------------           --------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification No.)

  8685 NORTHWEST 53RD TERRACE, MIAMI, FLORIDA                    33166
-------------------------------------------------          ------------------
    (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code:    (305) 593-0770
                                                            --------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS                         NAME OF EXCHANGE ON WHICH REGISTERED
-------------------                         ------------------------------------
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

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                 Yes [ ] No [X]

As of May 31, 2007, 2,103,953 shares of Common Stock and 7,922,615 shares of Class A Common Stock were outstanding. As of October 8, 2006, the last day of our second fiscal quarter, the aggregate market value of common equity held by non-affiliates was $247,544,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Registrant's Annual Report to Stockholders for the year ended April 1, 2007 are incorporated by reference in Parts I and II.

Portions of the Registrant's Proxy Statement for the 2007 Annual Meeting are incorporated by reference in Part III.

ITEM 1.  BUSINESS

GENERAL

We have operated "Benihana" teppanyaki-style Japanese restaurants in the United States for over 40 years, and we believe we are the largest operator of teppanyaki-style restaurants in the country. Our core concept, the traditional Benihana restaurant, offers teppanyaki-style Japanese cooking in which fresh steak, chicken and seafood are prepared by a chef on a teppanyaki grill which forms a part of the table at which the food is served. Our Haru concept offers an extensive menu of Japanese fusion dishes in a high energy, urban atmosphere, as well as catering to customers seeking take-out or delivery of their meals. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cuisine. Our RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a high energy environment featuring upbeat design elements and music. Additionally, a significant component of RA Sushi's revenues are derived from beverage sales.

At May 31, 2007, we:

o own and operate 59 Benihana teppanyaki-style Japanese dinnerhouse restaurants, including one restaurant under the name Samurai;
o       franchise 18 additional Benihana restaurants;
o own and operate 7 Haru restaurants in New York City, New York and Philadelphia, Pennsylvania; and
o       own and operate 13 RA Sushi restaurants.

We own the related United States trademarks and service marks to the names "Benihana", "Benihana of Tokyo" and the "red flower" symbol and we have the exclusive rights to own, develop and license Benihana and Benihana Grill restaurants in the United States, Central and South America and the islands of the Caribbean. We also own the United States trademarks and worldwide development rights to the names "Haru" and "RA".

Sales by our owned restaurants were approximately $271.1million for the fiscal year ended April 1, 2007, as compared to approximately $244.0 million for the prior fiscal year. Our net income for the fiscal year ended April 1, 2007 was approximately $14.5 million, as compared to approximately $14.6 million for the prior fiscal year.

The Company has a 52/53-week fiscal year. The Company's fiscal year ends on the Sunday within the dates of March 26 through April 1. Fiscal year 2007 consisted of 53 weeks, while fiscal years 2006 and 2005 each consisted of 52 weeks.

Our principal executive offices are located at 8685 Northwest 53rd Terrace, Miami, Florida 33166 (telephone number 305-593-0770) and our corporate website address is HTTP://WWW.BENIHANA.COM. We make our electronic filings with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on the corporate website free of charge as soon as practicable after filing with or furnishing to the SEC. These reports are also available at www.sec.gov.

STRATEGY

The critical elements of our growth strategy are as follows:

SELECTIVELY PURSUE RESTAURANT GROWTH. We believe that each of our three concepts has broad appeal and that, as a result, we have significant opportunities to expand our business selectively. We plan to continue to capitalize on our broad customer appeal and strong brand recognition within the casual dining segment by opening new restaurants and selectively acquiring existing Asian-theme restaurants in major U.S. markets. In fiscal 2007, we opened two Benihana restaurants and four RA Sushi restaurants, as well as acquired a Benihana restaurant from a franchisee.

DESIGN INITIATIVE. In fiscal 2006, we implemented a design initiative to develop a prototype to be used at our new Benihana restaurants to improve unit-level economics while shortening construction time and improving appeal to our customers. To date, we have opened two locations using the new prototype design. Elements of the new design are also being incorporated into certain existing Benihana restaurants that we are renovating.

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

PROVIDE STRONG MANAGEMENT SUPPORT. Our senior management team is experienced in developing and operating distinctive, high-volume casual dining establishments.

THE BENIHANA CONCEPT

The Benihana concept offers casual dining in a distinctive Japanese atmosphere enhanced by the unique entertainment provided by our highly-skilled Benihana chefs who prepare fresh steak, chicken and seafood in traditional Japanese style at a teppanyaki grill which forms a part of the customer's table. Most of our Benihana restaurants are open for both lunch and dinner and have a limited menu, offering a full course meal generally consisting of an appetizer, soup, salad, tea, rice, vegetable, an entree of steak, seafood, chicken or any combination of them and a dessert. We also offer sushi entrees at each of our Benihana teppanyaki restaurants and we believe that Benihana is the largest coast-to-coast restaurant chain highlighting sushi as a part of an Asian theme.

Specific menu items may be different in the various restaurants depending upon the local geographic market. The servings prepared at the teppanyaki grill are portion controlled to provide consistency in quantities served to each customer. Alcoholic beverages, including specialty mixed drinks, wines and beers, and soft drinks are available. During fiscal 2007, beverage sales in both the lounges and dining rooms accounted for approximately 17% of its total sales. The average check size per person was $25.54 in fiscal 2007. Sushi is offered at all of our traditional restaurants at either separate sushi bars or at the teppanyaki grills.

Each of our teppan tables generally seats eight customers. The chef is assisted in the service of the meal by a waitress or waiter who takes beverage and food orders. An entire dinnertime meal takes approximately one hour and thirty minutes.

Of the 59 Benihana restaurants we operate:

o 42 are located in freestanding, special use restaurant buildings usually on leased lands;
o       7 are located in shopping centers; and
o       10 are located in office or hotel building complexes.

The freestanding restaurants were built to our specifications as to size, style and interior and exterior decor using an overall Japanese design theme. The other locations were adapted to the Benihana interior decor. The freestanding, traditional Benihana restaurant units, which are generally one story buildings, average approximately 8,000 square feet and are constructed on a land parcel of approximately 1.25 to 1.50 acres. Benihana restaurants located in shopping centers, office buildings and hotels are of similar size, but differ somewhat in appearance from location to location in order to conform to the appearance of the buildings in which they are located or limitation imposed by landlords or municipalities. A typical Benihana restaurant has 18 teppan tables and seats from 86 to 178 customers in the dining rooms and 8 to 120 customers in the bar, lounge and sushi bar areas. Future Benihana restaurants that we will build will conform to our new prototype design, which was first implemented during fiscal 2007 at our Miramar, Florida location. Additionally, as part of an ongoing renovation program, we are incorporating certain elements of our new prototype design at locations being renovated, where possible.

During May 2007, we opened a new Benihana restaurant in Maple Grove, Minnesota. The Company is developing a restaurant in Chicago, Illinois as a replacement for a restaurant previously located in that city, which closed during May 2007. The Company is also developing Benihana restaurants to be located in Plymouth Meeting, Pennsylvania; Chandler, Arizona; and Dulles, Virginia.

THE HARU CONCEPT

The Haru concept offers an extensive menu of distinctive Japanese fusion dishes in a high energy, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cuisine, including New York strip steak with roasted vegetables, garlic shrimp and crispy duck. Haru also offers delivery and take-out services which represent approximately 40% of its total sales. The average check size per person was $29.86 in fiscal 2007.

During fiscal 2000, we acquired 80% of the subsidiary that operates the Haru restaurants. During fiscal 2006, we acquired the remaining 20% interest upon the exercise of a put option by the holders of the balance of Haru's equity (the "Minority Stockholders"). Currently, there is a dispute between the Company and the former Minority Stockholders concerning the price at which the former Minority Stockholders exercised their put option to sell the remaining interest in Haru to the Company. The Company believes that the proper application of the put option price formula would result in a payment to the former Minority Stockholders of approximately $3.7 million. Under the former Minority Stockholders' interpretation of the put option price formula, they claim to be entitled to a greater payment. The Company has offered to pay and recorded a $3.7 million liability for the payment of the put option with respect thereto.

On August 25, 2006, the former Minority Stockholders sued the Company. The complaint, which was filed in the Supreme Court of the State of New York, County of New York, seeks an award of $10.7 million based on the former Minority Stockholders' own calculation of the put option price formula and actions allegedly taken by the Company to reduce the value of the put option.

On September 21, 2006, the parties jointly removed the case from the Supreme Court of the State of New York, County of New York, to the United States District Court for the Southern District of New York. The former Minority Stockholders filed a motion to remand the case back to the Supreme Court of the State of New York, County of New York, but that motion was denied on May 21, 2007. The District Court has set a scheduling conference for June 21, 2007.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

We currently operate six Haru restaurants in New York City and one in Philadelphia, Pennsylvania. The Company is currently developing a Haru restaurant to be located in the Wall Street financial district of New York City, as well as one in Boston, Massachusetts.

The Haru restaurants that we operate are located in office or residential buildings. The restaurants vary in size and decor. We typically seek restaurant locations that are in densely populated metropolitan areas in order to take advantage of Haru's delivery business.

THE RA SUSHI CONCEPT

The RA Sushi concept offers sushi and Pacific-Rim dishes in a fun-filled, high energy environment. The average check size per person was $21.11 for fiscal 2007 and beverage sales in both the lounges and dining rooms accounted for approximately 35% of its total sales.

Of the 13 RA Sushi restaurants we operate:

o       5 are located in special-use restaurant buildings on leased land; and
o       8 are located in shopping or "life style" centers.

All of the restaurants were built to our specifications as to size, style and emphasize a contemporary interior and exterior decor. These restaurants average approximately 5,000 square feet which exclude outdoor seating. A typical RA Sushi restaurant seats from 150 to 225 customers in the bar and sushi areas, including outdoor seating.

RA Sushi is the Company's fastest growing concept. Having opened four new RA Sushi restaurants during fiscal 2007, we currently operate thirteen RA Sushi restaurants. We are focused on the continued expansion of this concept, and have signed leases for and are currently developing another nine RA Sushi restaurants to be located in Mesa, Arizona; Huntington Beach, California; Tustin, California; Pembroke Pines, Florida; South Miami, Florida; Baltimore, Maryland; Lombard, Illinois; Houston, Texas; and Plano, Texas.

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

Strict guidelines as documented in our restaurant operations manuals are followed to assure consistently high quality in customer service and food quality for each location. Specifications are used for quality and quantity of ingredients, food preparation, maintenance of premises and employee conduct and are incorporated in manuals used by the managers, assistant managers and head chefs. Food and portion sizes are regularly and systematically tested for quality and compliance with our standards. The Company has entered into supply agreements for the purchase of beef and seafood, in the normal course of business, at fixed prices for up to twelve-month terms. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. Substantially all commodities are distributed to our teppanyaki restaurants by a national food service logistics company. Most of the other food products are purchased locally by the individual restaurant managers and senior chefs. Substantially all of our restaurant operating supplies are purchased centrally and distributed to the restaurants from our warehouse or a bonded warehouse.

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

In fiscal year 2007, we expended approximately $6.7 million on advertising and other marketing. The advertising programs are tailored to each local market. The advertising program is designed to emphasize the inherently fresh aspects of a Benihana meal and the entertainment value of the chef cooking at the customer's table. The entertainment component of the Benihana method of food preparation and service is emphasized to distinguish Benihana from other restaurant concepts. RA Sushi's advertising campaigns are geared to young affluent demographics via radio and print media, while Haru focuses on local publications.

FRANCHISING

We have, from time to time, franchised Benihana teppanyaki restaurant to operators in markets in which we consider expansion to be of benefit to the Benihana system. We selectively pursue franchising opportunities, particularly in Central and South America and the islands of the Caribbean, where we own the rights to the Benihana trademarks and system.

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

The current standard franchise agreement provides for payment to us of a non-refundable franchise fee of from $30,000 to $50,000 per restaurant and royalties of from 3% to 6% of gross sales. In fiscal year 2007, revenues from franchising were approximately $1.6 million.

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

TRADE NAMES AND SERVICE MARKS

Benihana is a Japanese word meaning "red flower". In the United States and certain foreign countries, we own the "Benihana" and "Benihana of Tokyo" brand names and related trademarks and "red flower" symbol, which we believe to be of material importance to our business and are registered in the United States Patent and Trademark Office. We also own the United States trademarks and worldwide development rights to the names "Haru" and "RA".

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

NEW RESTAURANT SITE SELECTION AND DEVELOPMENT

We believe the locations of our restaurants are critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. Each of our three concepts requires a different real estate formula for successful execution. The Benihana concept is successful in free-standing or in-line locations and require approximately 7,000 to 8,000 square feet. The prototype was designed to accommodate 7,000 square feet. The Haru concept is successful in densely populated urban markets and space requirements are somewhat flexible. The RA Sushi concept is successful in urban or suburban shopping malls, retail strip centers and entertainment life-style centers and typically requires 4,500 to 5,500 square feet. In general, we currently prefer to open our restaurants in high profile sites within larger metropolitan areas with dense populations and above-average household incomes. The layout of each restaurant is customized to accommodate different types of buildings and different square feet within the available space. In addition to analyzing demographic information for each prospective site, we consider other factors such as visibility, traffic patterns and general accessibility; the availability of suitable parking and the proximity of residences and shopping areas.

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

Due to the uniquely flexible and customized nature of our teppanyaki restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development timeframes vary for each restaurant. The development and opening process generally ranges from twelve to fifteen months after lease signing and depends largely upon the availability of the leased space we intend to occupy, and are often subject to matters that result in delays outside of our control, usually the permitting process and mandates of local governmental building authorities. The number and timing of new restaurants actually opened during any given period, and their associated contribution, will depend on a number of factors including, but not limited to, the identification and availability of suitable locations and leases; the timing of the delivery of the leased premises to us from our landlords so that we can commence our build-out construction activities; the ability of our landlords and us to timely obtain all necessary governmental licenses and permits to construct and operate our restaurants; disputes experienced by our landlords or our outside contractors; any unforeseen engineering or environmental problems with the leased premises; weather conditions that interfere with the construction process; our ability to successfully manage the design, construction and preopening processes for each restaurant; the availability of suitable restaurant management and hourly employees; and general economic conditions. While we attempt to manage those factors within our control, we have experienced unforeseen delays in restaurant openings from time to time in the past and will likely experience such delays in the future.

We have developed a prototype Benihana teppanyaki restaurant to improve the unit-level economics while shortening construction time and improving decor. The new design reflects the cutting edge of contemporary dining and entertainment, and places the customer at the center of the Benihana experience through the visual impact of the exterior, a vibrant waiting area, and a more dramatic stage for our legendary Benihana Chefs. The restaurant in Miramar, Florida, which opened during June 2006, is the first company-owned restaurant to feature the new prototype design. The restaurant in Maple Grove, Minnesota which opened in May 2007, also features the prototype design.

While the prototype design standardizes the look and feel, as well as the operational efficiency, of the Benihana operations, it does provide certain flexibility to accommodate specific market conditions.

RENOVATION OF EXISTING RESTAURANTS

Under a renovation program commenced during 2005, we are also using many of the design elements of the new prototype to refurbish our mature teppanyaki restaurant units.

During fiscal 2006, management made a strategic decision to accelerate the renovation and revitalization program, which was discussed above. We are committed to revitalizing our 40-plus year old Benihana teppanyaki concept for a new generation, while simultaneously generating a solid return on invested capital for our shareholders. The new design reflects the cutting edge of contemporary dining and entertainment, and places the customer at the center of the Benihana experience through the visual impact of the exterior, a vibrant waiting area, and a more dramatic stage setting for our legendary Benihana chefs. We plan to refurbish a total of approximately 20-25 of our mature teppanyaki restaurants over a thirty month timeframe. By beginning the transformation of these 20-25 mature Benihana teppanyaki units now, we are opportunistically building a stronger foundation for our core brand amid a growing American appetite for Asian cuisine. During fiscal 2006, our restaurant in Short Hills, New Jersey was the first teppanyaki to be retrofitted with the new design elements. During fiscal 2007, our Memphis, Tennessee; Cleveland, Ohio; Indianapolis, Indiana and Anaheim, California restaurants re-opened after similar renovations were completed. A minor remodel has also been completed at the Bethesda, Maryland restaurant, without the need to temporarily close the location. At the end of fiscal 2007, restaurants closed and undergoing major renovations included the Fort Lauderdale, Florida; Miami Beach, Florida; Burlingame, California and Torrance, California locations. The Torrance location has subsequently reopened and we believe that we will complete two more of these major renovations during the first quarter of fiscal 2008. We expect the other one to be completed during the second quarter of fiscal 2008. Similar to the Bethesda location, two restaurants located in the New York City, New York and Sacramento, California are currently undergoing minor remodeling, as well. These restaurants have not required temporary closures either. We expect to complete a total of 17 renovations and have four other restaurants in progress, by the end of fiscal 2008. As we roll out the new design, we currently estimate the capital expenditures of the program to average approximately between $2.0 million and $2.3 million per unit. The cost to remodel each unit is directly dependent on the scope of work to be performed at each location. Management is continuously reviewing the extent of work to be performed at these sites. The scope of work may be impacted by the age of the location, current condition of the location, as well as local permitting requirements. The scope of work will vary by location. Some locations will undergo a limited remodel, while others will undergo a complete renovation and a major facility upgrade of its HVAC, electrical and plumbing systems. Management believes the long-term benefits of the revitalization initiative far outweigh the costs.

The renovation of the Company's older teppanyaki units is necessary to ensure the continued relevance of the Benihana brand, and the program will enhance our leadership position as the premier choice for Japanese-style dining.

RESTAURANT OPENING COSTS FOR NEW RESTAURANTS

Restaurant opening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants and are not capitalizable and an amortization of rentals under lease agreements, for accounting purposes. Restaurant opening costs include costs to recruit and train an average of 50-100 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees, costs for practice service activities; and straight-line minimum base rent during the restaurant preopening period. Restaurant opening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the cost of travel and lodging for different metropolitan areas; the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also be dependent upon our landlords obtaining their licenses and permits, as well as completing their construction activities for the restaurant units. Restaurant opening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific restaurant opening costs incurred for each restaurant unit. These fluctuations could be significant. We expense restaurant opening costs as incurred.

EMPLOYEES

At April 1, 2007, we employed approximately 5,000 people, of which approximately 125 were corporate personnel and the balance were restaurant employees. Most employees, except restaurant and corporate management personnel, are paid on an hourly basis. We also employ some restaurant personnel on a part-time basis to provide the services necessary during the peak periods of restaurant operations. We believe our relationship with our employees is good.

EXECUTIVE OFFICERS

Joel A. Schwartz, age 66, serves as our Chairman of the Board and Chief Executive Officer.
Juan C. Garcia, age 43, serves as President and Chief Operating Officer. Taka Yoshimoto, age 61, serves as Executive Vice President-Operations and Director.
Jose I. Ortega, age 35, serves as Vice President-Finance and Chief Financial Officer.

COMPETITION

The casual dining segment of the restaurant industry is intensely competitive with respect to price, service, location, and the type and quality of food. Each of our restaurants competes directly or indirectly with locally owned restaurants as well as regional and national chains, and several of our significant competitors are much larger or more diversified and have substantially greater resources than we do. It is also anticipated that growth in the industry will result in continuing competition for available restaurant sites as well as continued competition in attracting and retaining qualified management-level operating personnel. We believe that our competitive position is enhanced by offering quality food selections at an appropriate price with the unique entertainment provided by our chefs in an attractive, relaxed atmosphere.

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

MANAGEMENT INFORMATION SYSTEMS

We provide restaurant managers with centralized financial and management control systems through use of data processing information systems and prescribed reporting procedures. We have also upgraded our point-of-sale and time and attendance systems.

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

FORWARD LOOKING STATEMENTS

This report contains various "forward-looking statements" which represent our expectations or beliefs concerning future events, including unit growth, future capital expenditures, and other operating information. A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including changes in consumer dining preferences, fluctuations in commodity prices, availability of qualified employees, changes in the general economy, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, or acquisition opportunities, harsh weather conditions in areas in which the Company and its franchisees operate restaurants or plan to build new restaurants, acceptance of the Company's concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete new restaurant construction and obtain governmental permits on a reasonably timely basis, the possibility of an adverse outcome in the Company's dispute with the former Minority Stockholders of Haru Holding Corp., unstable economic conditions in foreign countries where we franchise restaurants and other factors that we cannot presently foresee.

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

FAILURE TO EXPAND OUR OPERATIONS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

Critical to our future success is our ability to profitably expand our operations. Our ability to expand profitably will depend on a number of factors, including:

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

INCREASES IN THE MINIMUM WAGE MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL RESULTS.

Many of our employees are subject to various minimum wage requirements. Many restaurants are located in states where the minimum wage was recently increased. There likely will be additional increases implemented in jurisdictions in which we operate or seek to operate. We note that the federal minimum wage has not changed in nearly a decade. The possibility exists that the federal minimum wage or the minimum subject to other jurisdictions will be increased in the near future. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS MAY CAUSE ADVERSE UNEXPECTED OPERATING RESULTS AND AFFECT OUR REPORTED RESULTS OF OPERATIONS.

Changes in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. As an example, the recent change requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method had a negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future.

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

RISING INSURANCE COSTS COULD NEGATIVELY IMPACT PROFITABILITY.

The cost of insurance (workers compensation insurance, general liability insurance, property insurance, health insurance and directors and officers liability insurance) has risen significantly over the past few years and is expected to continue to increase. These increases, as well as potential state legislation requirements for employers to provide health insurance to employees, could have a negative impact on our profitability if we are not able to negate the effect of such increases with plan modifications and cost control measures or by continuing to improve our operating efficiencies. We self-insure a substantial portion of our workers compensation and health care costs and unfavorable changes in trends could also have a negative impact on our profitability.

LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We may be the subject of complaints or litigation from guests alleging illness, injury or other concerns related to visits to our restaurants. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are liable. We may be subject to complaints or allegations from current, former or prospective employees. We may also be subject to complaints or allegations from our shareholders. A lawsuit or claim could result in an adverse decision against us that could have a materially adverse effect on our business. Additionally, the costs and expense of defending ourselves against lawsuits or claims, regardless of merit, could have an adverse impact on our profitability.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Of the 79 restaurants in operation at May 31, 2007, 13 are located on owned real estate and 66 are leased pursuant to land or land and building leases, which require either a specific monthly rental, or a minimum rent and additional rent based upon a percentage of gross sales. In addition, there are four Benihana restaurants, nine RA Sushi restaurants and two Haru restaurants under development. We are actively pursuing new locations suitable for development as restaurant units for each of our concepts. Generally, these leases are "triple net" leases which pass increases in property operating expenses, such as real estate taxes and utilities, through to the Company as tenant. Expiration of these leases, including renewal options, occur at various dates through calendar year 2034.

The following table sets forth the location of our Company-owned restaurants:

Benihana, Haru,                                      Approx.
or RA Sushi                                          Square     Date
Location       Address                               Footage   Opened
--------       -------                               -------   ------
ALASKA:
BENIHANA  1100 West 8th Avenue, Anchorage (3)          7,970   March, 2005

ARIZONA:
BENIHANA  16403 N. Scottsdale Road, Scottsdale  (1)    8,600   November, 2003

BENIHANA  6091 N. Oracle Road, Tucson (2)              8,300   November, 2005

BENIHANA  3025 West Chandler Blvd., Chandler (1)       7,390   Under development

RA SUSHI  2905 E. Skyline Drive, Suite 289, Tucson (1) 3,900   November, 2003

RA SUSHI  4921 E. Ray Road, Suite B-1, Phoenix (2)     6,200   December, 2002

RA SUSHI  3815 N. Scottsdale Road, Scottsdale (2)      5,000   December, 2002

RA SUSHI  411 S. Mill Avenue, Tempe (1)                3,500   December, 2002

RA SUSHI  7012 E. Greenway Parkway, Scottsdale (2)     4,200   December, 2002

RA SUSHI  1652 S. Val Vista Dr., Suite 101, Mesa (1)   4,530   Under development

CALIFORNIA:
BENIHANA  2100 E. Ball Road, Anaheim  (1)              8,710   March, 1980

BENIHANA  1496 Old Bayshore Hwy., Burlingame  (1)      8,740   February, 1978

BENIHANA  755 Raintree Drive, Carlsbad (1)             10,850  June, 2004

BENIHANA  17877 Gale Avenue, City of Industry (1)      8,000   November, 1988

BENIHANA  1989 Diamond Blvd., Concord  (1)             8,250   February, 1980

BENIHANA  2074 Vallco Fashion Park, Cupertino  (1)     7,937   July, 1980

BENIHANA  16226 Ventura Blvd., Encino  (2)             7,790   October, 1970

BENIHANA  4250 Birch Street, Newport Beach  (2)        8,275   March, 1978

BENIHANA  3760 E. Inland Empire Blvd., Ontario (1)     7,433   December, 1998

BENIHANA  5489F Sunrise Blvd., Citrus Heights (1)      3,798   October, 1995

BENIHANA  477 Camino Del Rio So., San Diego (1)        7,981   May, 1977

BENIHANA  1737 Post Street, San Francisco (1)          7,990   December, 1980

BENIHANA  1447 4th Street, Santa Monica (1)            7,500   September, 2001

BENIHANA  21327 Hawthorne Blvd., Torrance (1)          7,430   May, 1980

RA SUSHI  474 Broadway, San Diego (1)                  4,676   December, 2003

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)     Lease provides for fixed rent.
(3)     Owned.

Benihana, Haru,                                        Approx.
or RA Sushi                                             Square     Date
Location     Address                                   Footage    Opened
---------    -------                                   -------    ------
RA SUSHI  155 5th Street, Suite 183, Huntington
          Beach (1)                                     4,535  Under development

RA SUSHI  2785 Cabot Dr. #7-101, Corona (1)             4,500  October 2006

RA SUSHI  3525 Carson Street, Torrance (1)              4,500  November 2006

RA SUSHI  Tustin (1) (Specific address not
          yet assigned)                                 4,500  Under development

COLORADO:
BENIHANA  3295 S. Tamarac Drive, Denver (1)             7,572  February, 1977

BENIHANA  515 Zang Street, Broomfield (2)               8,921  September, 2006

DISTRICT OF
COLUMBIA:
BENIHANA  3222 M Street, NW, Washington (2)             7,761  May, 1982

FLORIDA:
SAMURAI   8717 S.W. 136th Street, Miami (1)             8,162  October, 1981

BENIHANA  276 E. Commercial Blvd., Ft. Lauderdale (3)   8,965  June, 1970

BENIHANA  1665 N.E. 79th Street, Miami (3)              8,938  September, 1973

BENIHANA  1751 Hotel Plaza Blvd., Lake Buena Vista (1)  8,145  October, 1988

BENIHANA  3602 S.E. Ocean Blvd., Stuart (3)             8,485  February, 1977

BENIHANA  242 Miracle Mile, Coral Gables (1)            7,000  October, 2006

BENIHANA  3261 S.W. 160th Avenue, Miramar (2)           6,598  June, 2006

RA SUSHI  11701 Lake Victoria Gardens Avenue
              Suite 4105, Palm Beach Gardens (1)        4,200  April, 2006

RA SUSHI  South Miami (1) (Specific address not yet     5,000  Under development
          assigned)

RA SUSHI Pembroke Pines (1) (Specific address not yet 5,600 Under development assigned)

GEORGIA:
BENIHANA  2365 Mansell Road, Alpharetta (3)             8,600  October, 2003

BENIHANA  2143 Peachtree Road, NE, Atlanta I (2)        8,244  May, 1974

BENIHANA  229 Peachtree Street NE, Atlanta II (2)       6,372  April, 1981

ILLINOIS:
BENIHANA  Chicago (1) (Specific address not
          yet assigned)                                 8,200  Under development

BENIHANA  747 E. Butterfield Road, Lombard (3)          9,200  April, 1985

BENIHANA  1200 E. Higgins Road, Schaumburg (3)          8,388  July, 1992

BENIHANA  150 N. Milwaukee Avenue, Wheeling (3)         8,500  June, 2001

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)     Lease provides for fixed rent.
(3)     Owned.

Benihana, Haru,                                       Approx.
or RA Sushi                                            Square      Date
Location     Address                                   Footage    Opened
---------    -------                                   -------    ------
RA SUSHI  1139 N. State Street, Chicago (1)              4,500 January, 2004

RA SUSHI  2601 Aviator Lane, Glenview (1)                5,469 May, 2006

RA SUSHI  310 Yorktown Center, Lombard (1)               4,500 Under development

INDIANA:
BENIHANA  8830 Keystone Crossing Road,
          Indianapolis (1)                               8,460 February, 1979

MARYLAND:
BENIHANA  7935 Wisconsin Avenue, Bethesda (1)            9,300 October, 2003

RA SUSHI  701 Eden Street, Baltimore (1)                 5,422 Under development

MASSACHUSETTS
HARU      Boston (1) (Specific address
          not yet assigned)                                    Under development

MICHIGAN:
BENIHANA  18601 Hubbard Drive, Dearborn (1)              7,500 March, 1977

BENIHANA  21150 Haggerty Road, Northville (3)            8,000 May, 1989

BENIHANA  1985 W. Big Beaver Road, Troy (1)              8,600 February, 1996

MINNESOTA:
BENIHANA  850 Louisiana Avenue So., Golden Valley (3)   10,400 September, 1980

BENIHANA  11840 Fountains Way North, Maple Grove (3)     6,706 May, 2007

NEVADA:
RA SUSHI  3200 Las Vegas Blvd. South, Las Vegas (2)      4,500 October, 2004

NEW JERSEY:
BENIHANA  840 Morris Turnpike, Short Hills (2)          11,500 October, 1976

BENIHANA  5255 Marlton Pike, Pennsauken (1)              7,000 February, 1978

NEW YORK:
BENIHANA  47 West 56th Street, New York (2)              7,340 June, 1973

BENIHANA  2105 Northern Blvd., Manhassett (1)            8,252 December, 1978

BENIHANA  920 Merchant's Concourse, Westbury (1)         7,400 April, 2003

HARU      355 West 36 Street, New York (2)               2,400 May, 2001

HARU      205 West 43rd Street, New York (2)             4,400 May, 2001

HARU      1327 Third Avenue, New York (2)                2,200 September, 2001

HARU      1329 Third Avenue, New York (2)                4,000 December, 1999

HARU      433 Amsterdam Avenue, New York (2)             4,000 December, 1999


(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)     Lease provides for fixed rent.
(3)     Owned.

Benihana, Haru,                                        Approx.
or RA Sushi                                             Square     Date
Location     Address                                   Footage    Opened
---------    -------                                   -------    ------
HARU      280 Park Avenue, New York (2)                  6,350 August, 2001

HARU      220 Park Avenue South, New York (2)            4,650 February, 2005

HARU      One Wall Street Court, New York (1)            6,110 Under development

OHIO:
BENIHANA  50 Tri-County Parkway, Cincinnati I (1)        7,669 June, 1978

BENIHANA  126 East 6th Street, Cincinnati II (1)         5,800 August, 1979

BENIHANA  23611 Chagrin Blvd., Beachwood (1)            10,393 May, 1973

OREGON:
BENIHANA  9205 S.W. Cascade Avenue, Beaverton (1)        6,077 August, 1986

PENNSYLVANIA
BENIHANA  2100 Greentree Road, Pittsburgh (1)            8,000 May, 1971

BENIHANA  Plymouth Meeting (2)
          (Specific address not yet assigned)            6,156 Under development

HARU      241-243 Chestnut Street, Philadelphia (1)      6,000 July, 2005

TENNESSEE:
BENIHANA  912 Ridgelake Blvd., Memphis (1)               8,680 October, 1979

TEXAS:
BENIHANA  7775 Banner Drive, Dallas (3)                  8,007 January, 1976

BENIHANA  3848 Oak Lawn Avenue, Dallas (1)               3,998 June, 1997

BENIHANA  1318 Louisiana Street, Houston I (2)           6,938 May, 1975

BENIHANA  1720 Lake Woodlands Drive, The Woodlands (3)   8,728 April, 2002

BENIHANA  5400 Whitehall Street, Irving (2)              8,565 May, 2002

BENIHANA  9707 Westheimer Road, Houston II (1)           7,669 November, 1977

BENIHANA  2579 Town Center Blvd., Sugar Land (1)         5,000 July, 1997

RA SUSHI  3908 Westheimer Road, Houston(1)               5,600 February, 2006

RA SUSHI  Houston II (1) (Specific address not yet       5,177 Under development
          assigned)

RA SUSHI  Plano (1) (Specific address not yet assigned)  5,000 Under development

UTAH:
BENIHANA  165 S.W. Temple, Bldg. 1, Salt Lake City (1)   7,530 April, 1977

VIRGINIA
BENIHANA  21089 Dulles Town Circle, Dulles (1)           7,000 Under development

(1) Lease provides for minimum rent, plus additional rent based upon a percentage of gross sales.
(2)     Lease provides for fixed rent.
(3)     Owned.

The Company leases approximately 16,300 square feet of space for its general administrative offices in Miami, Florida at an annual rental of approximately $304,000 and 8,000 square feet for a warehouse in Miami, Florida at an annual rental of approximately $40,000. The leases expire on November 30, 2013 and October 31, 2007, respectively.

ITEM 3.  LEGAL PROCEEDINGS

BENIHANA OF TOKYO LITIGATION - On July 2, 2004, Benihana of Tokyo, Inc. ("BOT"), a significant holder of the Company's Common Stock, commenced a lawsuit in the Court of Chancery of the State of Delaware (the "Chancery Court") against the Company, individuals who were then members of the Company's Board of Directors and BFC Financial Corporation ("BFC"). The action sought temporary and permanent injunctive relief, monetary damages and recovery of costs and expenses, in connection with the closing of the $20.0 million sale of a new class of Series B Preferred Stock of the Company to BFC, a diversified holding company with operations in banking, real estate and other industries. John E. Abdo, a director of the Company, serves as a Vice Chairman, director, and is a significant shareholder of BFC. Among other relief sought, the action sought rescission of the sale of the Series B Preferred Stock to BFC.

The action alleged that the director defendants breached their fiduciary duties in approving the financing transaction with BFC by diluting the voting power represented by BOT's Common Stock holding in the Company.

After a trial, the Chancery Court rejected all claims asserted against the Company and its directors finding that "the directors who approved the transaction did so, on an informed basis, acting in good faith and believing that they were acting in the best interests of Benihana." Thereafter, BOT filed an appeal with respect to the decision of the Chancery Court, and on August 24, 2006, the Delaware Supreme Court issued an opinion affirming the trial court's ruling in favor of the Company and the Board of Directors in all respects.

HARU MINORITY STOCKHOLDERS LITIGATION - In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period from July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the "Minority Stockholders") had a one-time option to sell their remaining shares to the Company (the "put option"). The exercise price under the put option was to be calculated as four and one-half (4 1/2) times Haru's consolidated cash flow for the fiscal year ended March 27, 2005 less the amount of Haru's debt (as that term is defined in the purchase agreement) at the date of the computation.

On July 1, 2005, the Minority Stockholders exercised the put option.

The Company believes that the proper application of the put option price formula would result in a payment to the former Minority Stockholders of approximately $3.7 million. The Company has offered to pay such amount to the former Minority Stockholder and recorded a $3.7 million liability with respect thereto.

On August 25, 2006, the former Minority Stockholders sued the Company. The complaint, which was filed in the Supreme Court of the State of New York, County of New York, seeks an award of $10.7 million based on the former Minority Stockholders' own calculation of the put option price formula and actions allegedly taken by the Company to reduce the value of the put option.

On September 21, 2006, the parties jointly removed the case from the Supreme Court of the State of New York, County of New York, to the United States District Court for the Southern District of New York. The former Minority Stockholders filed a motion to remand the case back to the Supreme Court of the State of New York, County of New York, but that motion was denied on May 21, 2007. The District Court has set a scheduling conference for June 21, 2007.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

The Company is not subject to any other significant pending legal proceedings, other than ordinary routine claims incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information required by this Item is incorporated herein by reference from the information under the caption "Common Stock Information" contained in the Company's 2007 Annual Report to Shareholders.

Set forth below is a comparison of the five-year cumulative total return among Common Stock of the Company, the NASDAQ stock market-US index and the SIC Code Index for SIC Code 5812 (Retail - Eating Places), in each case assuming that $100 was invested on the last day of the fiscal year ending of 2002, March 31, 2002. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

                                    2002        2003       2004       2005       2006       2007
         BENIHANA INC.             100.00      58.42      95.19      83.54      164.19     160.55
         SIC CODE INDEX            100.00      70.51      112.89     124.53     140.09     153.79
   NASDAQ MARKET INDEX (U.S.)      100.00      72.51      111.77     112.75     134.03     141.86


Set forth below is a comparison of the five-year cumulative total return among Class A Common Stock of the Company, the NASDAQ stock market-US index and the SIC Code Index for SIC Code 5812, in each case assuming that $100 was invested on the last day of the fiscal year ending of 2002, March 31, 2002. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.


                                    2002        2003       2004       2005       2006       2007
       BENIHANA INC. CL A          100.00      56.12      94.60      83.67      162.16     159.29
         SIC CODE INDEX            100.00      70.51      112.89     124.53     140.09     153.79
   NASDAQ MARKET INDEX (U.S.)      100.00      72.51      111.77     112.75     134.03     141.86


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference from the information under the caption "Selected Financial Data" contained in the Company's 2007 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference from the information under the caption "Management's Discussion and Analysis" contained in the Company's 2007 Annual Report to Shareholders.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The information required by this Item is incorporated herein by reference from the information under the caption "Quantitative and Qualitative Disclosures about Market Risks" contained in the Company's 2007 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference from the information under the caption "Consolidated Financial Statements" contained in the Company's 2007 Annual Report to Shareholders.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no significant change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the fourth quarter of our fiscal year ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9.B. OTHER INFORMATION

None.

                                    PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement for its 2007 Annual Meeting of Stockholders (the "Company's Proxy Statement").

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in part by this Item is incorporated herein by reference from the information under the caption "Security Ownership of Certain Beneficial Owners of Management" contained in the Company's Proxy Statement.

The following sets forth certain information, as of April 1, 2007, with respect to our equity compensation plans, under which our securities may be issued:


                             EQUITY COMPENSATION PLAN INFORMATION

                                                                   Number of securities
                                                                   remaining available
                    Number of securities to  Weighted average     for future issuance
                    be issued upon exercise  exercise price of    under equity compensation
                    of outstanding options   outstanding options  plans (excluding securities
Plan Category        warrants and rights     warrants and rights  reflected in column (a))
-------------        -------------------     -------------------  ------------------------
                              (a)                     (b)                    (c)
Equity compensation
plans approved by             1,034,865       $            13.84                 1,054,954
security holders
Equity compensation
plans not approved by
security holders                  5,750                     7.83                         -
                     ---------------------------------------------------------------------

Total                         1,040,615                    13.81                 1,054,954
                     =====================================================================

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this Item is incorporated herein by reference from the information under the caption "Certain Relationships and Related Transactions" contained in the Company's Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference from the information under the caption "Principal Accountant Fees and Services" contained in the Company's Proxy Statement.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       1.    Financial Statements:

                The following consolidated financial statements of the Company and its subsidiaries, which are set forth on Pages 16 through 37 of the Company's 2007 Annual Report to Shareholders included herein as Exhibit 13, are incorporated herein by reference as part of this report.

                Consolidated Balance Sheets as of April 1, 2007 and March 26, 2006.

                Consolidated Statements of Earnings for the years ended April 1, 2007, March 26, 2006 and March 27, 2005.

                Consolidated Statements of Stockholders' Equity for the years ended April 1, 2007, March 26, 2006 and March 27, 2005.

                Consolidated Statements of Cash Flows for the years ended April 1, 2007, March 26, 2006 and March 27, 2005.

                Notes to Consolidated Financial Statements.

                Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

                Management's Report on Internal Control Over Financial
                Reporting.

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

                10.05 Amended and Restated Directors' Stock Option Plan. Incorporated by reference to Exhibit B to the 1998 Proxy Statement.

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

                10.27 Employment Agreement dated April 1, 2006 between Taka Yoshimoto and the Company. Incorporated by reference to
                        Exhibit 10.27 of the 2006 10-K.

                10.28   Employment Agreement dated August 28, 2006 between Jose
                        I. Ortega and the Company. Incorporated by reference to
                        Exhibit 10.01 to Form 8-K filed August 31, 2006.

                10.29 Amendment No. 2 dated August 28, 2006 to Employment Agreement dated September 1, 2003 between Juan C. Garcia and the Company. Incorporated by reference to Exhibit
                        10.02 to Form 8-K filed August 31, 2006.

                10.30 Amended and Restated Rights Agreement, dated as of January 31, 2007 between American Stock Transfer & Trust Company and the Company. Incorporated by reference to
                        Exhibit 99.1 to Form 8-K filed February 2, 2007.

                10.31 Credit Agreement, dated March 15, 2007, between the Company and its subsidiaries and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 16, 2007.

                10.32 Promissory Noted dated March 15, 2007 by the Company in favor of Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 16, 2007.

                10.33 Security Agreement, dated March 15, 2007, by and among the Company and its subsidiaries and Wachovia Bank, National Association. Incorporated by reference to
                        Exhibit 10.3 to Form 8-K filed March 16, 2007.

                10.34 Pledge Agreement, dated March 15, 2007, by and among the Company and its subsidiaries and Wachovia, National Association. Incorporated by reference to Exhibit 10.4 to Form 8-K filed March 16, 2007.

                10.35 Amendment, dated as of May 18, 2007, to Amended and Restated Rights Agreement, dated as of January 31, 2007, by and between the Company and American Stock Transfer & Trust Company. Incorporated by reference to Exhibit 99.1 to Form 8-K filed May 21, 2007.

                13.01 Portions of Annual Report to Stockholders for the year ended April 1, 2007.

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

Date:  June 15, 2007                        BENIHANA INC.

By:  /s/ Joel A. Schwartz
-----------------------------
Joel A. Schwartz, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                              TITLE                       DATE

/s/ Joel A. Schwartz                   Chief Executive Officer     June 15, 2007
-----------------------------------    and Chairman of the Board
Joel A. Schwartz                       of Directors (Principal
                                       Executive Officer)

/s/ Taka Yoshimoto                     Executive Vice President -  June 15, 2007
-----------------------------------    Restaurant Operations
Taka Yoshimoto                         and Director

/s/ Jose I. Ortega                     Vice President of           June 15, 2007
-----------------------------------    Finance and Treasurer -
Jose I. Ortega                         Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

/s/ John E. Abdo                       Director                    June 15, 2007
-----------------------------------
John E. Abdo

/s/ Kevin Y. Aoki                      Director                    June 15, 2007
-----------------------------------
Kevin Y. Aoki

/s/ Norman Becker                      Director                    June 15, 2007
-----------------------------------
Norman Becker

/s/ J. Ronald Castell                  Director                    June 15, 2007
-----------------------------------
J. Ronald Castell

/s/ Lewis Jaffe                        Director                    June 15, 2007
-----------------------------------
Lewis Jaffe

/s/ Robert B. Sturges                  Director                    June 15, 2007
-----------------------------------
Robert B. Sturges

/s/ Joseph J. West                     Director                    June 15, 2007
-----------------------------------
Joseph J. West

                                                                   EXHIBIT 21.01

SUBSIDIARY NAME                                           STATE OF INCORPORATION
1501 Broadway Restaurant Corp.                                  New York
Benihana Bethesda Corp.                                         New York
Benihana Brickell Station Corp.                                 Delaware
Benihana Broomfield Corp.                                       Delaware
Benihana Carlsbad Corp.                                         Delaware
Benihana Chandler Corp.                                         Delaware
Benihana Chicago Corp.                                          Delaware
Benihana Encino Corp.                                          California
Benihana International Inc.                                     Delaware
Benihana Las Colinas Corp.                                       Texas
Benihana Lincoln Road Corp.                                     Florida
    (formerly known as Rudy's Sirloin SteakBurgers, Inc.)
Benihana Lombard Corp.                                          Illinois
Benihana Marina Corp.                                          California
Benihana Meadowlands Corp.                                      Delaware
Benihana Monterey Corporation                                   Delaware
    (formerly known as Benihana Development Corp.)
Benihana National Corp.                                         Delaware
Benihana National of Florida Corp.                              Delaware
Benihana New York Corp.                                         Delaware
    (formerly known as Benihana Frozen Food Corp.)
Benihana of Puente Hills Corp.                                  Delaware
Benihana of Texas, Inc.                                          Texas
Benihana Ontario Corp.                                          Delaware
Benihana Orlando Corp.                                          Delaware
Benihana Park Central Club, Inc.                                 Texas
    (D/B/A Benihana Private Club)
Benihana Plymouth Meeting Corp.                                 Delaware
Benihana Schaumburg Corp.                                       Delaware
Benihana Sunrise Corp.                                          Delaware
Benihana Tucson Corp.                                           Delaware
Benihana Westbury Corp.                                         Delaware
Benihana Wheeling Corp.                                         Delaware
Benihana Woodlands Corp.                                         Texas
Big Splash Kendall Corp.                                        Delaware
Haru Amsterdam Avenue Corp.                                     New York
Haru Food Corp.                                                 New York
Haru Gramercy Park Corp.                                        New York
    (formerly known as Haru Soho Corp.)
Haru Holding Corp.                                              Delaware
Haru Park Avenue Corp.                                          Delaware
Haru Philadelphia Corp.                                         Delaware
Haru Prudential Corp.                                           Delaware
Haru Third Avenue Corp.                                         New York
Haru Too, Inc.                                                  New York
Haru Wall Street Corp.                                          Delaware
Maxwell's International Inc.                                    Delaware
Noodle Time Inc.                                                Florida
Ra Ahwatukee Restaurant Corp.                                   Delaware
Ra Fashion Valley Corp.                                         Delaware
Ra Houston Corp.                                                 Texas
Ra Kierland Restaurant Corp.                                    Delaware
Ra Scottsdale Corp.                                             Delaware
Ra Sushi South Miami Corp.                                      Delaware
Ra Sushi Chicago Corp.
    (f/k/a Benihana State & Elm Corp.,                          Delaware
     f/k/a Benihana Beachplace, Inc.)
Ra Sushi City Center Corp.                                       Texas
Ra Sushi Corona Corp.                                           Delaware
Ra Sushi Glenview Corp.                                         Delaware
Ra Sushi Baltimore Corp.                                        Delaware
Ra Sushi Denver Corp.                                           Delaware
Ra Sushi Holding Corp.                                          Delaware
Ra Sushi Huntington Beach Corp.                                 Delaware
Ra Sushi Las Vegas Corp.                                         Nevada

SUBSIDIARY NAME                                           STATE OF INCORPORATION
Ra Sushi Lombard Corp.                                          Delaware
Ra Sushi Mesa Corp.                                             Delaware
Ra Sushi Palm Beach Gardens Corp.                               Delaware
Ra Sushi Pembroke Pines Corp.                                   Delaware
Ra Sushi Plano Corp.                                             Texas
Ra Sushi San Diego Corp.                                        Delaware
Ra Sushi Tucson Corp.                                           Delaware
Ra Tempe Corp.                                                  Delaware
Ra Sushi Torrance Corp.                                         Delaware
Ra Sushi Tustin Corp.                                           Delaware
Ra Sushi Westwood Corp.                                         Delaware
Rudy's Restaurant Group, Inc.                                    Nevada
Teppan Restaurants Ltd.                                          Oregon
The Samurai, Inc.                                               New York

                                                                   EXHIBIT 23.01


CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-33880, 333-63783 and 333-13973 on Form S-8 and Registration Statement Nos. 333-83585 and 333-13977 on Form S-3 of our reports dated June 15, 2007, relating to the consolidated financial statements of Benihana Inc. and subsidiaries (the "Company") and management's report on the effectiveness of internal control over financial reporting incorporated by reference in this Annual Report on Form 10-K of the Company for the year ended April 1, 2007.

Deloitte & Touche LLP

Fort Lauderdale, Florida
June 15, 2007