Form 10-K/A
period 2007-04-01
BENIHANA INC
filed 2007-07-30
CIK 935226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended April 1, 2007
                                       or,
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 0-26396

                                  BENIHANA INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   65-0538630
---------------------------------------------        ---------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

   8685 NORTHWEST 53RD TERRACE, MIAMI, FLORIDA                      33166
----------------------------------------------------         -------------------
    (Address of principal executive offices)                     (Zip Code)

     Registrant's telephone number, including area code:       (305) 593-0770
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is NOT contained herein, and will --- not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                 Yes [ ] No [X]

As of May 31, 2007, 2,103,953 shares of Common Stock and 7,922,615 shares of Class A Common Stock were outstanding. As of October 8, 2006, the last day of the Company's second fiscal quarter, the aggregate market value of common equity held by non-affiliates was $247,544,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended April 1, 2007 are incorporated by reference in Parts I and II.

EXPLANATORY NOTE

Benihana Inc. (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended April 1, 2007, which was filed on June 15, 2007, to include Items 10, 11, 12, 13, 14 and 15.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Below is a list of the names and ages of the directors and executive officers of the Company as of July 1, 2007, indicating their position with the Company and their principal occupation during the past five years and prior thereto where applicable.


J. RONALD CASTELL
Director since 2005
Class I Director
Age 69

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


JOSEPH J. WEST, PH.D.
Director since 2005
Class I Director
Age 63

Since 1999, Mr. West has been serving as Dean, School of Hospitality and Tourism Management, Florida International University. Between 1991 and 1999, he served as Department Chairman of Hospitality Administration, College of Business, Florida State University, and from 1993 through 1996, he served as Director, Hospitality Education Program, Department of Business and Professional Regulation, State of Florida and has held teaching positions at Florida State University and the University of South Carolina. Additionally, Mr. West possesses restaurant operating experience as an executive and operator having served as Vice President of Operations, Spring Garden Grill and Bar, and General Manager at the following restaurant units: Franklin's Off Friendly, Colony House/Wine Cellar Restaurants, and Colony Caterers. Mr. West is also a retired U.S. Naval Officer.


TAKA YOSHIMOTO
Director since 1990
Class I Director, Executive Vice President - Operations
Age 61

Mr. Yoshimoto has served as Executive Vice President of the Company and its predecessor since September 1989 and as the Director of Operations from May, 1986 until September 1989. Mr. Yoshimoto joined the Company in July 1979 and has held various positions in operations. During that time, Mr. Yoshimoto has made significant contributions to the Company's restaurant operations. Mr. Yoshimoto holds a Masters Degree of Business Administration and a Masters Degree of Economics and Finance from Louisiana State University, as well as a Bachelor of Arts of Liberal Arts from International Christian University, Tokyo. He was born and raised in Japan.

JOHN E. ABDO
Director since 1990
Class II Director
Age 64

Mr. Abdo has been principally employed since June 1984 as the Vice Chairman of the Board of Directors and Chairman of the Executive Committee of each of BankAtlantic Bancorp, Inc., and BankAtlantic, FSB. He has served as Vice Chairman of Levitt Corporation, since August, 1984 and as the Vice Chairman of the Board of Directors of Bluegreen Corporation, since March, 2002. Additionally, he has served as the Vice Chairman of the Board of BFC Financial Corporation since June, 1987. Mr. Abdo is the President and Chief Executive Officer of Abdo Companies, Inc., a real estate development, construction and real estate brokerage firm, for more than five years. He also serves on the Board of Directors for SmartVideo Technologies. Mr. Abdo has also served as the President of the Broward Performing Arts Foundation, a $60 million theater for the Performing Arts that serves all of South Florida, since June, 1990.


NORMAN BECKER
Director since 1997
Class II Director
Age 69

Mr. Becker has been self-employed in the practice of public accounting since April 1985. Prior thereto, Mr. Becker was a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP for a period in excess of 10 years. Mr. Becker is also a director of Bluegreen Corporation and an officer of Proguard Acquisition Corp.


ROBERT B. STURGES
Director since 2003
Class II Director
Age 60

During October 2006, Mr. Sturges was appointed Chief Executive Officer of Nevada Gold & Casinos Inc., a company engaged in the development, ownership, and operation of commercial gaming facilities, and lodging and entertainment facilities in the United States. Mr. Sturges served as Nevada Gold & Casinos' General Counsel between June 2006 and October 2006. Since 2001, Mr. Sturges has been a partner at Continental Hospitality Holdings, a hospitality company, which provides development, technical and operational services to the hotel and resort industry. Mr. Sturges is a partner in the Miami Heat Basketball Organization. From 1994 to 2001, Mr. Sturges was President of the Gaming Division and a Director of Carnival Resort and Casino Inc. which developed, owned and managed resorts, hotels and casinos.


JOEL A. SCHWARTZ
Director since 1982
Class III Director, Chief Executive Officer
Age 66

Mr. Schwartz has been a director of the Company and its predecessor since 1982 and has served as Chief Executive Officer of the Company since May 1998. Additionally, Mr. Schwartz served as President of the Company from 1982 until April 2007.


KEVIN Y. AOKI
Director since 1998
Class III Director
Age 39

Mr. Aoki has served as a director of the Company since 1998. Mr. Aoki is the President of Aoki Group LLC. From 1998 through 2006, Mr. Aoki served as Vice President-Marketing of the Company. For two years prior thereto, he served as General Manager of Benihana of Tokyo, the originator of the Benihana concept and a principal shareholder of the Company (see "Security Ownership of Certain Beneficial Owners and Management"). From 1993 through 1996, Mr. Aoki served as Unit Manager for certain of the Company's restaurants and as Manager of Sales for the Company's New York region. Mr. Aoki is the son of Rocky H. Aoki, the founder of Benihana.

LEWIS JAFFE
Director since 2004
Class III Director
Age 50

Mr. Jaffe is President, Chief Executive Officer and a director of Oxford Media, Inc. Mr. Jaffe served as President and Chief Operating Officer of Verso Technologies from November 2004 through August 2005. From August 2002 to November 2004, Mr. Jaffe was a self-employed public speaker and consultant. From April 2002 until August 2002, Mr. Jaffe served as the interim President of Glowpoint, Inc., a publicly-traded video products and services company. From July 2000 to July 2003, Mr. Jaffe served as an independent consultant to Glowpoint, Inc. From June 2000 to March 2002, Mr. Jaffe served as President and Chief Operating Officer of PictureTel Corporation, a publicly-traded videoconferencing company. From September 1998 to June 2000, Mr. Jaffe served as a managing director in the Boston office of Arthur Andersen LLP in its global finance practice. From January 1997 to March 1998, Mr. Jaffe served as President of C Systems, LLC, a designer and manufacturer of mobile military shelters, housing, communication, and radar and missile launch systems. Mr. Jaffe served as a member of the board of directors for Glowpoint, Inc. from September 2001 to July 2003, the board of directors of Media 100 Inc. from June 2003 through November 2004 and the Turnaround Management Association of New England from September 1999 through November 2004. He currently is on the Board of ACT Teleconferencing, Inc., a public company, as well as two private companies:
Travizon Inc. and Pixion, Inc.


JUAN C. GARCIA
President and Chief Operating Officer
Age 43

Mr. Garcia was appointed President and Chief Operating Officer during April 2007. Prior thereto, Mr. Garcia served as Senior Vice President - Chief Operating Administrative Officer from June 2005 until April 2007. Prior thereto, Mr. Garcia had served as Vice President-Controller since January 1999. He served as Controller of the Company and its predecessor since July 1994. Prior to July 1994, Mr. Garcia served in various accounting and finance roles with the Company. Mr. Garcia has served as the Assistant Secretary of the Company since July 1996. Mr. Garcia is also a certified public accountant licensed in the State of Florida.


JOSE I. ORTEGA
Vice President - Finance, Chief Financial Officer and Treasurer
Age 35

Mr. Ortega was appointed Vice President - Finance, Chief Financial Officer and Treasurer during September 2006. Prior thereto, Mr. Ortega had served as Controller of the Company since July 2005. Prior to joining the Company, Mr. Ortega was employed at Burger King Corporation, as Director, Consolidation and Reporting from November 2002 to July 2005, and prior thereto as Manager, Consolidation and Reporting, from September 2001 to November 2002. From June 1996 through September 2001, Mr. Ortega was the Controller of Viragen, Inc., a biotechnology company. Mr. Ortega is also a certified public accountant licensed in the state of Florida.

AUDIT COMMITTEE

For the fiscal year ended April 1, 2007, the Audit Committee consisted of Norman Becker (the Chairman), Lewis Jaffe and Robert B. Sturges, all of whom have been determined by the Board of Directors to be independent (as independence is defined in Rule 4200(a)(15) under the current National Association of Securities Dealers, Inc. listing standards). The Board of Directors has determined that Norman Becker qualifies as an "audit committee financial expert" as defined by
Item 407(d)(5)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Rules promulgated by the Securities and Exchange Commission govern the reporting of securities transactions by directors, officers and holders of 5% or more of the Company's Common Stock or Class A Common Stock. Based solely upon its review of copies of reports filed with the SEC and received by the Company, the Company believes that its directors and officers have filed all required reports on a timely basis except the following: Mr. Abdo failed to report on two Form 4s on a timely basis an automatic option grant and an option exercise; Mr. Aoki failed to report on two Form 4s on a timely basis a purchase of shares and an automatic option grant; Mr. Becker failed to report on three Forms 4s on a timely basis an automatic option grant and two option exercises; Mr. Castell failed to report on a Form 4 on a timely basis an automatic option grant; Darwin D. Dornbush failed to report on a Form 4 on a timely basis an option exercise and sale of shares; Richard Howland failed to report on a Form 3 on a timely basis his initial statement of beneficial ownership of the Company's stock; Mr. Jaffe failed to report on a Form 4 on a timely basis an automatic option grant; Mr. Schwartz failed to report on a Form 4 on a timely basis an option exercise and sale of shares; Mr. Sturges failed to report on Form 4 on a timely basis an automatic option grant; and Mr. West failed to report on a Form 4 on a timely basis an automatic option grant.

CODE OF ETHICS

The Company has adopted a written code of business conduct and ethics that applies to its directors and officers, including the Chief Executive Officer and Chief Financial Officer. The code of business conduct and ethics is available on the Company's website, which is located at WWW.BENIHANA.COM. The Company intends to make all required disclosures concerning any amendments to, or waivers from, the Company's code of business conduct and ethics on the its website.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The Company's Compensation and Stock Option Committee of the Board of Directors (the Compensation Committee) discharges the responsibilities of the Board of Directors with respect to compensation of the Company's executives - which, with respect to the fiscal year ended April 1, 2007, includes the Chief Executive Officer and President, Joel A. Schwartz; the Senior Vice President and Chief Operating Administrative Officer, Juan C. Garcia; the current Chief Financial Officer and Vice President - Finance, Jose I. Ortega, who was appointed to such offices effective September 1, 2006; the prior Chief Financial Officer and Senior Vice President - Finance, Michael Burris, who held such offices at the beginning of the fiscal year through August 31, 2006; and the Executive Vice President - Operations, Taka Yoshimoto (together, with Messrs. Schwartz, Garcia, Ortega and Burris, the Named Executive Officers') - and administration of the Company's equity-based employee compensation plans and is responsible for evaluating the Named Executive Officers' performance in light of Board of Director objectives and establishing compensation levels based on such evaluation. Additionally, the Compensation Committee makes recommendations to the Board of Directors regarding incentive compensation plans and equity-based plans with respect to the Named Executive Officers'.


         OBJECTIVES OF COMPENSATION PROGRAM

The objective of the Company's compensation program is to attract, retain and motivate exceptional personnel who will extend the Company's legacy of more than forty years and continue the Company's expansion into new and innovative areas of dining. To accomplish that objective, the Company seeks to directly link compensation to Company performance results, individual achievement of tailored goals and individual attainment of increased responsibility. In maintaining and improving the Company's program, the Company monitors developments and innovations in the area of compensation. Because the Company operates in the restaurant industry, which is subject to particularly intense competition, highly sensitive to consumer-spending fluctuations and susceptible to rapid regulatory change, the Company seeks to tailor the Company's compensation of Named Executive Officers to modulate otherwise wide year-to-year changes in compensation.


         WHAT THE COMPANY'S COMPENSATION PROGRAM IS DESIGNED TO REWARD

The Company's compensation program is designed to reward the Named Executive Officers for advancing critical elements of the Company's growth strategy: selectively pursuing restaurant growth, developing and maintaining strong restaurant unit economics (by sustaining sales growth and implementing cost controls at the individual unit level), continuing to build brand awareness and customer loyalty and providing strong management support to restaurant units. Named Executive Officer contributions to these goals are measured at the individual and Company levels.

In order to maintain the Company's talented employee base, including the Named Executive Officers, and to continue to attract experienced personnel, the Company surveys compensation arrangements and levels of a peer group of casual dining restaurant companies which most closely reflect the Company's market sector, based on cuisine and price point, and size, based on number of restaurant units, annual sales or market capitalization. The Compensation Committee may consider such information when establishing compensation amounts and elements. Except in connection with specific matters, the Compensation Committee does not presently, and, with respect to the fiscal year ended April 1, 2007, did not, engage a compensation consultant to assist in evaluation of the Company's compensation program.


        ELEMENTS OF THE COMPANY'S COMPENSATION PROGRAM, WHY THE COMPANY CHOSE EACH ELEMENT AND HOW IT RELATES TO THE COMPANY'S OBJECTIVES

The two elements of the Company's compensation program are base salary and cash incentive awards. Annual base salaries are the primary element of compensation for all employees, including Named Executive Officers. The factors considered in setting and increasing base salaries for Named Executive Officers are their experience, responsibilities, ability and previous performance. In addition, the Compensation Committee takes into account the Company's performance. Base salaries provide each Named Executive Officer with predetermined compensation, enabling them to maintain their livelihood and focus on pursuing achievement of Company objectives throughout the year.

The Company's incentive compensation program is designed to reward key employees, including Named Executive Officers, with annual cash awards for achieving Company level and individually-designed performance objectives which are, at minimum levels, realistically attainable and, at maximum levels, sufficiently aggressive and difficult to obtain so as to encourage optimal Company-wide growth and innovation. Each Named Executive Officer's award opportunity is a percentage of such executive officer's base salary, totaling 30% of base salary for the fiscal year ended April 1, 2007. Seventy-five percent of the award is based on exceeding certain budgeted Company-wide results while 25% is based on achieving other personal performance and management goals specific to the individual's role in the Company. The Compensation Committee believes Company-based objectives cultivate teamwork and cooperation and aligns the interests of the Named Executive Officer with those of the Company's stockholders. The Compensation Committee uses return on equity as the determinative measure of Company performance and establishes a range of targeted return on equity levels based upon the difficulty in achieving such thresholds in light of the Company's historical performance and current projections. Personal performance and management goals encourage maximization of fulfillment of individual potential. The program's cash incentive awards are intended to align Named Executive Officers' motivation with achieving objectives in the Company's interest while avoiding the unfavorable accounting treatment accorded to, and share dilution which results, in particular, from stock option plans. The Company does, however, periodically evaluate its use of equity incentives as part of the Company's compensation program.


         HOW THE COMPANY CHOSE AMOUNTS AND FORMULAS FOR EACH ELEMENT

Base salaries of each Named Executive Officer are defined in their respective employment agreements and subject to future increases as determined from time to time by the Compensation Committee. Factors considered in determining base salaries include Company accomplishments in the prior year and the Company's objectives for the upcoming year; comparison to peer companies; the availability of replacement personnel on the labor market; salary changes in prior years; executive experience, responsibilities, ability and performance; and increasing cost of living. During August 2006, the Compensation Committee, based upon consideration of factors previously discussed, approved increases in the base salaries, for the fiscal year ended April 1, 2007, of Messrs. Garcia and Yoshimoto by $65,000 and $17,800, respectively. In connection with Mr. Ortega's promotion to Vice President - Finance and Chief Financial Officer and based upon consideration of the factors previously discussed, Mr. Ortega's base salary was increased to $185,000.

The maximum overall bonus opportunities for each Named Executive Officer was set at 30% of his annual base salary. Twenty-five percent of the bonus is based on the Named Executive Officer's fulfillment of his individual goals and objectives. Each Named Executive Officer receives some or all of the remaining seventy-five percent (the Company performance component) if the Company achieves targeted return on equity thresholds identified in the plan. The Company believes the thresholds are, at the minimum level, realistically attainable and avoid making compensation too contingent upon Company performance, while, at the maximum level, sufficiently aggressive to encourage optimal growth and innovation. To formulate personal performance goals and management objectives, the Chief Executive Officer met with each Named Executive Officer to exchange ideas and agree upon criteria; goals and objectives relating to the Chief Executive Officer were set during a meeting between Mr. Schwartz and the Chairman of the Compensation Committee. Such goals and objectives relating to the Chief Executive Officer and each of the other Named Executive Officers were related to updating and executing the Company's strategic plan, as well as other goals directly tied to their areas of responsibility. All goals are approved by the Compensation Committee.

Prior to a meeting of the Compensation Committee on June 7, 2007, the Chief Executive Officer reported to the Compensation Committee that, with respect to the fiscal year ended April 1, 2007, the Company had achieved a return on equity warranting, in the case of each Named Executive Officer, payment of the minimum award for such officer with respect to that portion of the incentive compensation award connected to Company performance. In addition, the Chief Executive Officer determined that, because each Named Executive Officer fully achieved each of his personal objectives and he recommended approval by the Compensation Committee that the maximum award for Named Executive Officer be given with respect to that portion of such Named Executive Officer's incentive compensation award based on achievement of his personal objectives. The Compensation Committee discussed and approved such amounts.


        HOW EACH COMPENSATION ELEMENT AND THE COMPANY'S DECISIONS REGARDING EACH ELEMENT FIT INTO THE COMPANY'S OVERALL COMPENSATION OBJECTIVES AND AFFECT DECISIONS REGARDING OTHER ELEMENTS

As discussed above, through the Company's compensation program we seek to attract, retain and motivate exceptional personnel to accomplish the Company's objectives within the restaurant industry. Because of the various external forces which may quickly impact the Company's business, the Company seeks to modulate compensation of Named Executive Officer compensation such that salaries do not widely fluctuate year-to-year by emphasizing annual base salary over incentive compensation payments. Accordingly, payments under the Company's incentive compensation plan may not increase in direct proportion to increases in annual base salary.

         POST RETIREMENT AND OTHER BENEFITS

The Company offers to its Named Executive Officers, along with other key employees, an opportunity to participate in the Company's Deferred Compensation Plan. These employees may elect to defer up to 20% of their salary and 100% of their bonus until retirement or age 55, whichever is later, or, if earlier, until termination of employment due to disability or death. These employees may select from various investment options for their available account balances. The Company does not match employee contributions to the Deferred Compensation Plan. A more detailed description of the plan may be found under the heading "Nonqualified Deferred Compensation" in this form 10-K. In addition, the Company's employment agreements with certain Named Executive Officers provide for payments in the event of certain terminations of employment, including those resulting from a change in control of the Company. The Company has also agreed with each of the Named Executive Officers to make certain payments in event of such person's death or disability. A more detailed description of the payments required in the event of termination or a change in control may be found under the heading "Post Termination Benefits and Change in Control" in this Form 10-K.


         COMPENSATION AND STOCK OPTION COMMITTEE REPORT

The Company's Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis to be included in the Company's Annual Report on Form 10-K (the "Form 10-K") with respect to the Company's fiscal year ended April 1, 2007, filed pursuant to Section 13 of the Securities Exchange Act of 1934. Based on the reviews and discussions referred to above, the Company's Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Form 10-K.

COMPENSATION AND STOCK OPTION COMMITTEE
John E. Abdo (Chairman)
Norman Becker
J. Ronald Castel

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth compensation for the Company's Chief Executive Officer; the Company's current and former Chief Financial Officers and the Company's other most highly compensated executive officers (the Company's Named Executive Officers) during fiscal year ended April 1, 2007.


                                        SUMMARY COMPENSATION TABLE

                                                                 NON-EQUITY
                                                               INCENTIVE PLAN     ALL OTHER
              NAME AND                 FISCAL       SALARY      COMPENSATION     COMPENSATION     TOTAL
         PRINCIPAL POSITION             YEAR         ($)             ($)            ($)(1)         ($)
         ------------------            ------      ---------    -------------    ------------    -------
  Joel A. Schwartz, Chairman, Chief     2007       $355,377        $45,793          $7,148      $408,318
   Executive Officer and President

  Taka Yoshimoto, Director and          2007        201,019         14,819           4,188       220,026
   Executive Vice President -
   Operations

  Juan C. Garcia, Senior Vice           2007        177,500         24,062           4,580       206,142
   President and Chief Operating
   Administrative Officer (2)

  Jose I. Ortega, Vice President -      2007        158,950         20,945           4,481       184,376
   Finance and Chief Financial
   Officer (3)

  Michael R. Burris, Senior Vice        2007        127,135         13,558           3,874       144,567
   President - Finance and Chief
   Financial Officer (4)



--------------------------------

(1) Other Compensation included Company-paid Group Term Life Insurance and automobile allowance.

(2) Mr. Garcia's promotion to President and Chief Operating Officer occurred after fiscal year end 2007. Accordingly, all information concerning compensation for Mr. Garcia reflects compensation earned in his position as Senior Vice President and Chief Operating Administrative Officer.

(3) Mr. Ortega was promoted to the position of Vice President - Finance and Chief Financial Officer effective September 1, 2006. All information concerning compensation for Mr. Ortega reflects compensation earned for the entire fiscal year 2007, including compensation earned in his position as Vice President - Finance and Chief Financial Officer.

(4) Mr. Burris resigned as the Company's Senior Vice President - Finance and Chief Financial Officer effective August 31, 2006, and continued his employment as the Company's Vice President - Investor Relations. All information concerning compensation for Mr. Burris reflects compensation earned for the entire fiscal year 2007.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth certain additional information regarding the range of possible grants of plan-based awards to the Company's Named Executive Officers for the fiscal year ended April 1, 2007. Actual grants awarded with respect to the fiscal year ended 2007 are disclosed as Non-Equity Plan Compensation in the Summary Compensation Table" above. Under the Company's Incentive Compensation Plan, each Named Executive Officer may receive a cash award, which may be all or a portion of his maximum overall bonus opportunity, which for fiscal 2007 was 30% of such Named Executive Officer's base salary. Eligibility for 75% of the award is based on exceeding certain targeted Company-wide results, while eligibility for the remaining 25% is based on achieving other personal performance and management goals specific to the individual's role in the Company. Because the personnel component is based on subjective criteria of individual achievement objectives, the Company has assumed that, at the threshold level, a Named Executive Officer has not achieved any objectives and, at a maximum level, a Named Executive Officer has achieved all of his objectives. With respect to the Company component, the threshold and maximum levels are based on the minimum and maximum awards 25% and 100%, respectively, under the plan. The plan provides for a range of payments between the threshold amount and the maximum amount, which is determined by the achievement of various levels of Company performance and a Named Executive Officer's achievement of personal objectives. Accordingly, there is no target under the Company's plan and the Company has omitted the column providing such information.

                                ESTIMATED FUTURE PAY-OUTS UNDER
                                NON-EQUITY INCENTIVE PLAN AWARDS
                                --------------------------------
                                   THRESHOLD         MAXIMUM
          NAME                        ($)              ($)
          ----                     ---------         --------

          Joel A. Schwartz         $ 19,625          $104,670
          Jose I.Ortega               8,976            47,875
          Michael R. Burris           6,972            30,990
          Juan C. Garcia             10,312            55,000
          Taka Yoshimoto             11,114            59,276

NARRATIVE ADDENDUM TO THE SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE The Company entered into an employment agreement with Mr. Schwartz to continue to serve as President and Chief Executive Officer on April 1, 2001 and, pursuant to an amendment dated May 27, 2004, such agreement was extended until March 31, 2009. The employment agreement provides for an initial annual base salary of $300,000, subject to annual adjustment based on cost of living increases.

The Company entered into an employment agreement with Mr. Ortega on August 28, 2006, in connection with Mr. Ortega's promotion to Vice President - Finance and Chief Financial Officer, providing for an initial annual base salary of $185,000.

The Company entered into an employment agreement with Mr. Burris on September 1, 2003, to continue to serve as Senior Vice President - Finance and Chief Financial Officer through August 31, 2006, providing for an initial base salary of $157,500.

The Company entered into an employment agreement with Mr. Yoshimoto on April 1, 2006, to continue to serve as Executive Vice President - Operations, providing for an initial base salary of $187,209 and subject to annual adjustment based on cost of living increases.

The Company entered into an employment agreement with Mr. Garcia on September 1, 2003. Such agreement was amended on October 17, 2005, in connection with Mr. Garcia's promotion to Senior Vice President - Chief Operating Administrative Officer, and on August 28, 2006, in connection with an increase in Mr. Garcia's initial annual base salary to $205,000, subject to annual adjustment based on cost of living increases.

The terms of the employment agreement with each of the Company's Named Executive Officers provide for bonuses determined by the Company's Board of Directors under the Company's Incentive Compensation Plan (as discussed under the heading "Compensation Discussion and Analysis" and in the "Grants of Plan-Based Awards" table in this form 10-K). Additionally, pursuant to the terms of the employment agreement with each of the Company's Named Executive Officers, each such officer will be eligible to receive equity awards under any of the Company's employee benefit plans, will be eligible to participate in the health, insurance and other benefit plans generally available to the Company's executive officers and will be entitled to receive an automobile expense allowance between $200 and $300 per month. No stock options were granted during fiscal year 2007 to the Company's Named Executive Officers under the Company's current stock option plan. In addition, Messrs. Schwartz and Yoshimoto are eligible for severance payments upon certain events of termination of their employment, as discussed under the heading "Post-Termination Benefits and Change in Control" section in this 10-K.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table sets forth information regarding each unexercised option held by each of the Company's Named Executive Officers as of April 1, 2007.

                       OPTION AWARDS
                       -------------

                     NUMBER OF SECURITIES
                    UNDERLYING UNEXERCISED
                          OPTIONS                  OPTION            OPTION
                            (#)                EXERCISE PRICE      EXPIRATION
NAME                    EXERCISABLE(1)             ($)(1)             DATE
----                ----------------------     --------------      ----------

Joel A. Schwartz           74,750                 $10.6522          10/30/07
                           40,250                 $13.4783            9/1/09
                           57,500                 $11.7391           5/12/10
                           51,750                 $ 7.4435           4/24/11
                           57,500                 $16.7826            6/7/12

Taka Yoshimoto             23,000                 $13.4783            9/1/09
                           46,000                 $11.7391           5/12/10
                           46,000                 $16.7826            6/7/12

Juan C. Garcia             34,500                 $11.7391           5/12/10
                           28,750                 $ 7.4435           4/24/11
                           34,500                 $16.7826            6/7/12

Jose I. Ortega               -                       -                   -

Michael R. Burris          25,530                 $11.7391           5/12/10
                           40,250                 $16.7826            6/7/12



------------------
(1) Table does not reflect the Company's recent stock split, payable on June 15, 2007, of one-half of one share of Common Stock for each outstanding share of Common Stock and each outstanding share of Class A Common Stock to holders of record on June 1, 2007. All options were fully vested on April 1, 2007.

OPTION EXERCISES AND STOCK VESTED TABLES

The following table shows the number of shares acquired upon exercise of stock options by each of the Company's Named Executive Officers during the fiscal year ended April 1, 2007.


                                OPTION AWARDS
                                -------------
                               NUMBER OF SHARES            VALUE REALIZED
NAME                       ACQUIRED ON EXERCISE (#)      ON EXERCISE ($) (1)
----                       ------------------------      -------------------

Joel A. Schwartz                    34,500                     $653,806

Taka Yoshimoto                        -                           -

Juan C. Garcia                        -                           -

Jose I. Ortega                        -                           -

Michael R. Burris                   11,500                      169,470


------------------
(1) The "value realized on exercise" is the difference between the market price of the underlying security at exercise and the exercise price of the option.

NONQUALIFIED DEFERRED COMPENSATION

The following table shows the executive contributions, earnings and account balances for the Named Executive Officers under the Company's Deferred Compensation Plan. The Deferred Compensation Plan allows key employees, including the Named Executive Officers, to defer up to 20% of their annual base salary and up to 100% of their annual bonuses until retirement or age 55, whichever is later, or if earlier, until a termination of employment due to disability or death. Deferred amounts may be invested among several investment programs at the participant's option. Participants' obligation to pay federal or state income tax on contributions to the plan are deferred until withdrawal of such amounts. The Company does not match any of the amounts deferred by participants in the Deferred Compensation Plan.

Employees who participate in the Deferred Compensation Plan may invest deferred monies in a range of investment vehicles, including Money Markets, Bonds and Mutual Funds. Over the last three years, these investments have yielded less than 5% per annum.


                        EXECUTIVE    AGGREGATE     AGGREGATE       AGGREGATE
                     CONTRIBUTIONS   EARNINGS     WITHDRAWALS/   BALANCE AT LAST
                       IN LAST FY   IN LAST FY   DISTRIBUTIONS   FISCAL YEAR END
NAME                     ($)(1)         ($)            ($)             ($)
----                 -------------  -----------  -------------   ---------------

Joel A. Schwartz       $ 26,500      $ 12,748           -           $ 301,754
Taka Yoshimoto                -             -           -                   -
Juan C. Garcia                -             -           -                   -
Jose I. Ortega                -             -           -                   -
Michael R. Burris        19,742         6,036           -              93,137

------------------
(1) The amounts set forth in this column have also been reported as "Salary" in the Summary Compensation Table contained in this Form 10-K/A.

POST-TERMINATION BENEFITS AND CHANGE IN CONTROLS

COMPENSATION UPON TERMINATION OF EMPLOYMENT The Company's employment agreement with Mr. Schwartz provides that in the event of his termination without cause, disability, as a result of a change in control of the Company or as a result of a failure to renew or extend Mr. Schwartz's employment agreement, he shall receive a payment equal to five times his annual base salary in effect at the time of such termination. Such payment shall be paid in sixty equal monthly installments unless termination was due to termination without cause or as a result of a change in control, in which case such payments shall be in two equal installments upon termination and the first anniversary thereof. In addition, if Mr. Schwartz is terminated without cause or, after a change in control, Mr. Schwartz elects to resign, he shall receive an additional payment equal to his annual base salary in effect at the time of such termination multiplied by the number of years remaining under his employment agreement. In addition, in the event of a change in control of the Company, Mr. Schwartz has the right at any time thereafter to cause the Company to repurchase any options granted him in connection with his services as an employee, officer, director at a purchase price equal to the difference between the closing price of the appropriate stock on the stock exchange on which the Company's stock is listed, on the date immediately prior to the exercise of such rights, and the exercise price of such option. For one year following termination of Mr. Schwartz's employment for any reason (other than termination by the Company without cause), Mr. Schwartz is prohibited from engaging in any business activity within the United States (or any other area in which the Company conducts substantial business operations) which competes with the Company's business or solicit, directly or indirectly, any of the Company's employees, customers or accounts. In the event of the death of Mr. Schwartz, the employment agreement provides that the Company shall pay his beneficiary or other designated person $350,000 less the amount of any insurance on Mr. Schwartz's life which the Company has purchased.

The Company's employment agreement with Mr. Yoshimoto provides that if he is terminated without cause or, after a change in control of the Company, Mr. Yoshimoto elects to resign, he shall receive an additional payment equal to his annual base salary multiplied by the number of years remaining under his employment agreement. In the event Mr. Yoshimoto's employment is terminated, unless such termination is a result of the Company's breach of the employment agreement, Mr. Yoshimoto is prohibited from engaging, directly or indirectly in any business activity within the United States which competes with the Company's business, provided that he may own any class of securities of any corporation which is regularly traded on any stock exchange or over-the-counter market.

In the event of the death or disability of any of Messrs. Ortega, Garcia and Yoshimoto, the Company's employment agreements with each Named Executive Officer provides that the Company shall pay such person, his designee or his beneficiary his monthly base salary in effect at the time of such event for a period of three months after such event. Mr. Burris's employment agreement was terminated as of August 31, 2006 and, accordingly, he is not entitled to any post-termination benefits.

Set forth in the table below are reasonable estimates of the potential amounts payable to a Named Executive Officer assuming his employment was terminated without cause, in connection with a change in control of the Company or as a result of disability or death, in each case, based on a termination date of April 1, 2007.


                         TERMINATION     CHANGE IN
NAME                    WITHOUT CAUSE     CONTROL       DISABILITY       DEATH
----                    -------------    ---------      ----------       -----

Joel A. Schwartz (1)      $2,442,300     $2,442,300     $1,744,500      350,000

Jose I. Ortega                     -              -         46,250       46,250

Juan C. Garcia                     -              -         51,250       51,250

Taka Yoshimoto               410,018        410,018         51,250       51,250

------------------
(1) If, on or after March 31, 2009, Mr. Schwartz's employment agreement is not renewed or extended, Mr. Schwartz would receive a payment of $1,744,500.

DIRECTOR COMPENSATION

The table below summarizes the compensation earned by non-employee directors for the fiscal year ended April 1, 2007.


                    FEES EARNED OR      OPTION         ALL OTHER
   NAME             PAID IN CASH($)   AWARDS($)(1)   COMPENSATION($)    TOTAL($)
--------------      ---------------  -------------   ---------------    --------

Kevin Y. Aoki (2)     $ 19,500         $ 18,643       $ 63,756 (3)     $ 101,899

John E. Abdo            33,000           65,280             -             98,280

Norman Becker           45,500           65,280             -            110,780

Lewis Jaffe             30,250           65,280             -             95,530

J. Ronald Castell       29,500           57,232             -             86,732

Joseph J. West          30,750           57,232             -             87,982

Robert B. Sturges       40,500           65,280             -            105,780


------------------
(1) Represents the amount of compensation cost recognized by the Company in the fiscal year ended April 1, 2007 related to stock option awards granted in prior years, as described in Statement of Financial Accounting Standards No. 123R (SFAS 123R). For a discussion of valuation assumptions, see Note 1 to the Company's 2007 Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended April 1, 2007.

(2) Mr. Aoki resigned as the Company's Vice President - Marketing on April 21, 2006, becoming a non-employee director on that date. Accordingly, compensation paid to Mr. Aoki was prorated for fiscal year 2007.

(3) This amount represents salary paid to Mr. Aoki in connection with his employment as Vice President - Marketing for the period commencing on March 27, 2006 through August 31, 2006, the end of the term under his then existing employment agreement, as further discussed under the heading "Certain Relationships and Related Transactions" in this Form 10-K.

DIRECTOR FEES. During the fiscal year ended April 1, 2007, the Company provided the following standard compensation to the Company's non-employee directors:
$15,000 per year for service as a director plus a fee of $1,500 for each board meeting attended in person (or $750 for each meeting attended telephonically). Additionally, the Company provided compensation to non-employee directors of $1,500 for each committee meeting attended in person (or $750 for each meeting attended telephonically); compensation for committee meetings, however, was reduced to $1,000 for meetings held on the same day as board meetings. The Company provided compensation of $7,500 per year to the chairman of the Audit Committee and $2,500 per year to the chairman of each other committees. The Company also provided compensation of $5,000 per year to the Company's Independent Lead Director. All directors are reimbursed for expenses incurred on the Company's behalf.

AUTOMATIC OPTION GRANTS. Each non-employee director participates in the existing 2003 Directors' Stock Option Plan. Under this plan, options to purchase 10,000 shares of Class A Common Stock (as adjusted in the event any changes in the Company's outstanding stock; E.G., due to a stock dividend or merger) are automatically granted annually to each non-employee director on the date of the Company's Annual Meeting of Stockholders. Options granted under the plan are exercisable ratably as to one-third of the shares on the date which is six months after the date of grant, one-third of the shares on the first anniversary of the grant of such option and as to the balance of such shares on the second anniversary of grant of such option. All options granted under the plan have a term of ten years from the date of grant and have an exercise price equal to the fair market value of a share on the date of grant. All options remain exercisable for a period of three months following the cessation of a non-employee directors' membership on the Company's Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of April 1, 2007 with respect to shares of the Company's Common Stock and Class A Common Stock which may be issued under its equity compensation plans.


                                                                                           NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                             NUMBER OF SECURITIES TO BE                                    FUTURE ISSUANCE UNDER
                             ISSUED UPON EXERCISE OFF      WEIGHTED AVERAGE EXERCISE     EQUITY COMPENSATION PLANS
                                OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING         (EXCLUDING SECURITIES
PLAN CATEGORY                   WARRANTS AND RIGHTS (4)   OPTIONS, WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
-------------                   -------------------       ----------------------------     ------------------------
                                       (a)                            (b)                           (c)(1)
Equity compensation plans
approved by security
holders                             1,034,865(2)                   $13.84(2)                       1,054,954

Equity compensation plans
not approved by security
holders(3)                              5,750                         7.83                              --

Total                               1,040,615                        13.81                          1,054,954


------------------
(1) Represents securities authorized for issuance and not yet issued as of April 1, 2007 under the Company's 2003 Directors' Stock Option Plan, 2000 Employees Class A Stock Option Plan, Amended and Restated Directors' Stock Option Plan (1997) and 1997 Employees Class A Stock Option Plan. The Amended and Restated Directors' Stock Option Plan and 1997 Employees Class A Stock Option Plan each expire on October 29, 2007.

(2) Based on outstanding options under the Company's equity compensation plans described in footnote 1 of this table.

(3) Represents options granted to Norman Becker pursuant to a stock option agreement dated as of February 9, 2001, which provides for the grant of an option to purchase 5,000 shares of Class A Common Stock (as adjusted in the event any changes in the Company's outstanding stock; E.G., due to a stock dividend or merger) at an exercise price of $9.00 per share and having a term of ten years from the date of such agreement. One-third of such options were immediately exercisable and one-third vested on each of the first and second anniversaries of the date of the grant.

(4) Table does not reflect the Company's recent stock split, payable on June 15, 2007, of one-half of one share of Common Stock for each outstanding share of Common Stock and each outstanding share of Class A Common Stock to holders of record on June 1, 2007. All options were fully vested on April 1, 2007.


                               SECURITY OWNERSHIP

The following table sets forth information relating to the beneficial ownership of the Company's Common Stock and Class A Common Stock by all persons the Company knows to beneficially own more than 5% of the Company's Common Stock or Class A Common Stock outstanding on July 3, 2007 and by all of the Company's executive officers and directors. As of July 3, 2007, there were 7,031,009 shares of Common Stock and 8,022,341 shares of Class A Common Stock outstanding. Except as otherwise noted, the named person owns directly and exercises sole voting power and investment discretion over the shares listed as beneficially owned.


                                                     COMMON STOCK

                                                                                                            PERCENT
NAME (AND ADDRESS IF APPLICABLE) OF               POSITION WITH            AMOUNT AND NATURE OF             OF CLASS
BENEFICIAL OWNERS, OFFICERS AND DIRECTORS         THE COMPANY              BENEFICIAL OWNERSHIP (1)(2)(3)    (1)(3)
-----------------------------------------         -----------              ------------------------------    ------

Benihana of Tokyo, Inc. (4)                       Stockholder                          2,153,502             25.0%
232 East 63rd Street
New York, New York 10021

Kyle Aoki (4)                                     Stockholder                          2,153,502             25.0%

Grace Aoki (4)                                    Stockholder                          2,153,502             25.0%

BFC Financial Corporation (5)                     Stockholder                          1,578,943             18.3%
1750 East Sunrise Boulevard
Ft. Lauderdale, Florida 33304

Andreeff Equity Advisors, LLC (6)                 Stockholder                            458,551              5.3%
450 Laurel Street, Suite 2105
Baton Rouge, Louisiana 70801

Kevin Y. Aoki (4)(7)                              Director                             2,165,060             25.1%

Joel A. Schwartz (7) (8)                          Chief Executive                        246,715              2.8%
                                                  Officer/Director

Taka Yoshimoto (7)                                Executive Vice                         126,200              1.5%
                                                  President - Restaurant
                                                  Operations/Director

Michael R. Burris (16)                            Senior Vice President -                 17,000                 *
                                                  Finance and Chief
                                                  Financial Officer

John E. Abdo (7)                                  Director                                77,833                 *

Juan C. Garcia (7)                                President                               48,875                 *

Norman Becker (7)                                 Director                                37,995                 *

Robert B. Sturges (7)                             Director                                13,333                 *

Lewis Jaffe (7)                                   Director                                13,333                 *

J. Ronald Castell (7)                             Director                                 8,333                 *

Joseph J. West (7)                                Director                                 8,333                 *

All directors and officers as a group (7)                                              2,763,012             30.7%





                                                  CLASS A COMMON STOCK

NAME (AND ADDRESS IF APPLICABLE) OF               POSITION WITH            AMOUNT AND NATURE OF              PERCENT
BENEFICIAL OWNERS, OFFICERS AND DIRECTORS         THE COMPANY              BENEFICIAL OWNERSHIP (1)(2)(3)  OF CLASS (1)
-----------------------------------------         -----------              ------------------------------  ------------

Andreeff Equity Advisors, LLC (9)                 Stockholder                            507,902               6.3%
450 Laurel Street, Suite 2105
Baton Rouge, Louisiana 70801

Gruber and McBaine Capital Management, LLC (10)   Stockholder                            493,825               6.2%
50 Osgood Place, Penthouse
San Francisco, CA 94133

Connors Investor Services, Inc. (11)              Stockholder                            450,875               5.6%
1210 Broadcasting Road
Wyomissing, PA 19610

Lord, Abbett & Co. LLC (12)                       Stockholder                            407,394               5.1%
90 Hudson Street
Jersey City, NJ 07302

JP Morgan Chase & Co. (13)                        Stockholder                            397,400               5.0%
270 Park Avenue
New York, NY 10017

Kevin Y. Aoki (14)                                Director                                11,467                  *

Joel A. Schwartz (14)(15)                         Chief Executive                        338,275               4.1%
                                                  Officer/Director

Taka Yoshimoto (14)                               Executive Vice                         115,900               1.4%
                                                  President- Restaurant
                                                  Operations/Director

Michael R. Burris (17)                            Senior Vice President -                 97,987               1.2%
                                                  Finance and Chief
                                                  Financial Officer

John E. Abdo (14)                                 Director                                95,667               1.2%

Juan C. Garcia (14)                               President                              100,750               1.2%

Norman Becker (14)                                Director                                75,992                  *

Robert B. Sturges (14)                            Director                                26,667                  *

Lewis Jaffe (14)                                  Director                                26,667                  *

J. Ronald Castell (14)                            Director                                16,667                  *

Joseph J. West (14)                               Director                                16,667                  *

All directors and officers as a group (14)                                               922,704              10.5%



NOTES

(1) For purposes of the beneficial ownership and the percentage ownership of each person, the shares of the Company's Common Stock which BFC Financial Corporation would own upon conversion of the entirety of its holdings of the Company's Convertible Preferred Stock are considered outstanding.

(2) Shares of the Company's Common Stock are convertible at any time into shares of the Company's Class A Common Stock at the option of the holder. Therefore, each beneficial owner of the Company's Common Stock may be deemed the beneficial owner of the same number of shares of the Company's Class A Common Stock.

(3) Beneficial ownership on this table has been adjusted to reflect the Company's recent stock dividend, payable on June 15, 2007, of one-half of one share of Common Stock for each outstanding share of Common Stock and each outstanding share of Class A Common Stock to holders of record on June 1, 2007.

(4) All of the issued and outstanding capital stock of Benihana of Tokyo, Inc. (the "Benihana of Tokyo Stock") is owned by a trust of which Kevin
        Y. Aoki, Kyle Aoki and Grace Aoki are the named trustees. By reason of such positions, such individuals may be deemed to share beneficial ownership of the Benihana of Tokyo Stock and the shares of the Company's stock owned by Benihana of Tokyo.

(5) Represents Common Stock which BFC Financial Corporation would own if its Convertible Preferred Stock were converted (see "Certain Relationships and Related Transactions").

(6) Based solely on Schedule 13G filed by such person on February 14, 2007. Such person has shared voting power as to 458,551 shares of Common Stock and shared dispositive power as to 458,551 shares of Common Stock.

(7) Beneficial ownership on this table includes the following Common Stock which may be purchased by exercise of options which are presently exercisable or which will become exercisable within 60 days: Mr. Schwartz - 169,625 shares; Mr. Yoshimoto - 57,500 shares; Mr. Aoki - 3,333; Mr. Garcia - 48,875 shares; Mr. Abdo - 46,333; Mr. Becker - 37,708 shares; Mr. Sturges - 13,333 shares; Mr. Jaffe - 13,333 shares; Mr. Castell - 8,333 shares; Mr. West - 8,333 shares; all officers and directors as a group - 406,706 shares.

(8) Includes 15 shares of Common Stock owned by Mr. Schwartz's son, as to which shares Mr. Schwartz disclaims beneficial interest.

(9) Based solely on Schedule 13G filed by such person on February 14, 2007. Such person has shared voting power as to 507,904 shares of Class A Common Stock and shared dispositive power as to 507,904 shares of Class A Common Stock.

(10) Based solely on Schedule 13G filed by such person on January 29, 2007. Such person has shared voting power as to 493,825 shares of Class A Common Stock and shared dispositive power as to 493,825 shares of Class A Common Stock.

(11) Based solely on Schedule 13G filed by such person on February 15, 2007. Such person has sole voting power as to 325,875 shares of Class A Common Stock and shared dispositive power as to 450,875 shares of Class A Common Stock.

(12) Based solely on Schedule 13G filed by such person on February 14, 2007. Such person has sole voting power as to 379,694 shares of Class A Common Stock and sole dispositive power as to 407,394 shares of Class
        A Common Stock.

(13) Based solely on Schedule 13G filed by such person on February 7, 2007. Such person has sole voting power as to 357,930 shares of Class A Common Stock and sole dispositive power as to 397,400 shares of Class A Common Stock.

(14) Beneficial ownership on this table includes the following shares of Class A Common Stock which may be purchased by exercise of options which are presently exercisable or which will become exercisable within 60 days: Mr. Schwartz - 264,500 shares; Mr. Yoshimoto - 115,000 shares; Mr. Aoki - 6,667 shares; Mr. Garcia - 97,750 shares; Mr. Abdo - 92,667 shares; Mr. Becker - 75,417 shares; Mr. Sturges - 26,667 shares; Mr. Jaffe - 26,667 shares; Mr. Castell - 16,667 shares; Mr. West - 16,667 shares; all officers and directors as a group - 738,667 shares.

(15) Includes 1 share of Class A Common Stock owned by Mr. Schwartz's son, as to which share Mr. Schwartz disclaims beneficial interest.

(16) Based solely on the most recent Form 4 filed by Mr. Burris on July 18, 2006. Includes 575 shares of Common Stock owned by Mr. Burris's wife, as to which Mr. Burris disclaims beneficial interest.

(17) Based solely on the most recent Form 4 filed by Mr. Burris on July 18, 2006. Includes 1,150 shares of Class A Common Stock owned by Mr. Burris's wife, as to which Mr. Burris disclaims beneficial interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Benihana of Tokyo, Inc. ("BOT") owns shares representing approximately 25% of the votes represented by the Company's Common Stock, which class elects 75% of the directors.

The Company sold an aggregate 800,000 shares of its Series B Preferred Stock to BFC Financial Corporation ("BFC"), a diversified holding company with operations in banking, real estate and other industries for $20 million. John E. Abdo, a director of the Company, is a director and Vice Chairman of the Board of BFC and is a significant shareholder of BFC. The sale of Series B Preferred Stock was completed in two tranches during fiscal years 2005 and 2006. The sale of Series B Preferred Stock resulted in net aggregate proceeds of $19,137,000 ($9,253,000 in fiscal 2005 and $9,884,000 in fiscal 2006).

BOT commenced a lawsuit in the Delaware Chancery Court against the Company, individuals who were then members of the Company's Board of Directors and BFC, in connection with the closing of the $20.0 million sale of the Company's Series B Preferred Stock to BFC. After a trial, the Chancery Court rejected all claims asserted against the Company and its directors finding that "the directors who approved the transaction did so, on an informed basis, acting in good faith and believing that they were acting in the best interests of Benihana." Thereafter, BOT filed an appeal with respect to the decision of the Chancery Court, and on August 24, 2006, the Delaware Supreme Court issued an opinion affirming the trial court's ruling in favor of the Company and the Board of Directors in all respects.

A trust, of which Kevin Y. Aoki, a director and former Vice President - Marketing of the Company, and Grace Aoki, and Kyle Aoki, Kevin's siblings, are the trustees, is the owner of the BOT stock.

BOT owns a Benihana restaurant in Honolulu, Hawaii (the "Honolulu Restaurant") and all rights to the Benihana name and trade names, service marks and proprietary systems outside the territory served by the Company which consists of the United States (except for rights related to the State of Hawaii) and Central and South America and the islands of the Caribbean Sea. The Company also granted to BOT a perpetual license to operate the Honolulu Restaurant and an exclusive license to own and operate Benihana restaurants in Hawaii. This license is royalty-free with respect to any Hawaiian restaurant beneficially owned by Rocky H. Aoki. The Company has a right of first refusal to purchase any Hawaiian restaurant or any joint venture or sublicensing thereof proposed to be made by BOT with an unaffiliated third party; and, in the event any Hawaiian restaurant is sold, sublicensed or transferred to a third party not affiliated with Rocky H. Aoki, the Company will be entitled to receive royalties from such restaurant equal to 6% of gross revenues.

In April 2006, the Company sold the assets of its sole Doraku restaurant to Aoki Group LLC, an entity indirectly controlled by Kevin Aoki, the Company's former Vice President of Marketing and a current member of the Board of Directors. The assets were sold for $539,000, after adjustment, as determined by an independent appraisal. The transaction was approved by the Board of Directors. Pursuant to the sale agreement, Kevin Aoki extended the non-competition provision of his employment agreement through August 31, 2008, but Mr. Aoki is permitted (i) to own, operate and manage Sushi Doraku restaurants in Hawaii and in Miami-Dade County, Florida, provided any such restaurants in Miami-Dade County are not within a seven mile radius of any existing or proposed restaurants then being operated by the Company or any of its subsidiaries or franchisees and (ii) to have an interest in any other additional Sushi Doraku restaurants with the prior written consent, not to be unreasonably withheld, of a committee of Benihana's Board of Directors. Additionally, the Company paid Mr. Aoki approximately $56,000 upon his resignation from the Company, representing the remainder of his unearned salary under an employment agreement with a term expiring as of August 31, 2006. Consistent with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," these items are reflected in the Company's fiscal 2007 results. The financial impact of this transaction was nominal.

While the assets of the Doraku restaurant meet the definition of "discontinued operations," as defined in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has not segregated Doraku's assets and results of operations, as the amounts are immaterial. Assets held for sale at March 26, 2006, totaled $499,000, and net income (loss) totaled approximately $41,000, $24,000 and $(296,000) for fiscal years 2007, 2006 and 2005, respectively.

Darwin C. Dornbush, the Company's Secretary and a retired Director of the Company, is a partner at Dornbush Schaeffer Strongin & Venaglia, LLP, formerly known as Dornbush Schaeffer Strongin & Weinstein, LLP, a law firm which has performed and continues to perform significant legal services for the Company. In the fiscal years 2007, 2006, and 2005, the Company incurred approximately $841,000, $660,000 and $650,000, respectively, in legal fees and expenses to Dornbush Schaeffer Strongin & Venaglia, LLP.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company's annual financial statements included in the Company's Annual Report on Form 10-K and review of financial statements included in the Company's quarterly reports on Form 10-Q for fiscal years 2006 and 2007, and fees billed for other services rendered by Deloitte & Touche LLP.


                                     2006                2007
                                     ----                ----

Audit Fees (1)                     $707,925            $713,867
Audit Related Fees (2)                8,000              24,535
Tax Fees (3)                            -0-                 -0-
All Other Fees                          -0-                 -0-

------------------
(1) The fees consisted of the audit of the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K and reviews of its interim financial statements included in the Company's quarterly reports on Form 10-Q.

(2) The audit related fees consisted of services incurred for the audit of the Company's Employee Benefit Plan.

(3) The Audit Committee has determined that the provisions of all non-audit services performed for the Company by Deloitte & Touche LLP is compatible with maintaining that firm's independence.

The Audit Committee's policy is to pre-approve all audit services and all non-audit services that the Company's independent auditor is permitted to perform for the Company under applicable federal security regulations. While it is the general policy of the Audit Committee to make such determinations at full Audit Committee meetings, the Audit Committee may delegate its pre-approval authority to one or more members of the Audit Committee, provided that all such decisions are presented to the full Audit Committee at its next regularly scheduled meeting.

PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          3. Exhibits:

                13.01 Portions of Annual Report to Stockholders for the year ended April 1, 2007. Incorporated by reference to
                        Exhibit 13.01 of the 2007 10-K.

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


Date:  July 30, 2007                         BENIHANA INC.

By:  /s/ Joel A. Schwartz
----------------------------
Joel A. Schwartz, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                  TITLE                                   DATE
---------                  -----                                   ----

/s/ Joel A. Schwartz       Chief Executive Officer and             July 30, 2007
-----------------------    Chairman of the Board of Directors
Joel A. Schwartz           (Principal Executive Officer)


/s/ Taka Yoshimoto         Executive Vice President -              July 30, 2007
-----------------------    Restaurant Operations
Taka Yoshimoto             and Director


/s/ Jose I. Ortega         Vice President of                       July 30, 2007
-----------------------    Finance and Treasurer -
Jose I. Ortega             Chief Financial Officer
                           (Principal Financial and
                           Accounting Officer)


/s/ John E. Abdo           Director                                July 30, 2007
-----------------------
John E. Abdo


/s/ Kevin Y. Aoki          Director                                July 30, 2007
-----------------------
Kevin Y. Aoki


/s/ Norman Becker          Director                                July 30, 2007
-----------------------
Norman Becker


/s/ J. Ronald Castell      Director                                July 30, 2007
-----------------------
J. Ronald Castell


/s/ Lewis Jaffe            Director                                July 30, 2007
-----------------------
Lewis Jaffe


/s/ Robert B. Sturges      Director                                July 30, 2007
-----------------------
Robert B. Sturges


/s/ Joseph J. West         Director                                July 30, 2007
-----------------------
Joseph J. West