Form 10-Q
period 2007-07-22
BENIHANA INC
filed 2007-08-31
CIK 935226

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 22, 2007

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File No. 0-26396
BENIHANA INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0538630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

8685 Northwest 53rd Terrace, Miami, Florida	33166
(Address of principal executive offices)	(Zip Code)

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

☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defied in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $.10 par value, 6,944,384 shares outstanding at July 31, 2007
Class A Common Stock $.10 par value, 8,239,091 shares outstanding at July 31, 2007

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE FOUR PERIODS ENDED JULY 22, 2007

TABLE OF CONTENTS			PAGE

PART I -	Financial Information

	Item 1.	Financial Statements - unaudited

		Condensed Consolidated Balance Sheets (unaudited) at July 22, 2007 and April 1, 2007	2

		Condensed Consolidated Statements of Income (unaudited) for the Four Periods Ended July 22, 2007 and July 16, 2006	3

		Condensed Consolidated Statement of Stockholders' Equity (unaudited) for the Four Periods Ended July 22, 2007	4

		Condensed Consolidated Statements of Cash Flows (unaudited) for the Four Periods Ended July 22, 2007 and July 16, 2006	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 13

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 22

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

	Item 4.	Controls and Procedures	24

PART II -	Other Information

	Item 1.	Legal Proceedings	25 - 26

	Item 1A.	Risk Factors	26

	Item 6.	Exhibits and Reports on Form 8-K	26

	Signature		27

	Certifications		32 - 35

BENIHANA INC. AND SUBSIDIARIES

PART I - Financial Information
ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share information)	July 22,	April 1,
	2007	2007
Assets
Current Assets:
Cash and cash equivalents	$8,975	$8,449
Receivables, net	2,220	2,800
Inventories	5,761	5,729
Prepaid expenses and other current assets	2,344	2,784
Investment securities available for sale - restricted	851	841
Deferred income tax asset, net	1,754	931
Total current assets	21,905	21,534

Property and equipment, net	156,776	146,479
Goodwill	29,900	29,900
Deferred income tax asset, net	2,635	169
Other assets, net	6,359	6,207
	$217,575	$204,289
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,939	$9,318
Accrued expenses	23,009	20,663
Accrued put option liability	3,718	3,718
Income tax payable	222	136
Total current liabilities	36,888	33,835

Deferred obligations under operating leases	8,902	8,611
Other long term liabilities	4,057	-
Total liabilities	49,847	42,446

Commitments and contingencies:
Convertible Preferred Stock - $1.00 par value; authorized -
5,000,000 shares; Series B Mandatory Redeemable Convertible
Preferred Stock - authorized - 800,000 shares; issued and outstanding –
800,000 shares with a liquidation preference of $20 million plus
accrued and unpaid dividends as of July 22, 2007	19,388	19,361
Stockholders’ Equity:
Common stock - $.10 par value; convertible into Class A Common stock; authorized, 12,000,000 shares; issued and outstanding,
6,944,384 and 7,133,092 shares, respectively	694	713
Class A Common stock, $.10 par value; authorized, 20,000,000 shares;
issued and outstanding, 8,239,091 and 7,791,588 shares, respectively	824	779
Additional paid-in capital	66,829	63,563
Retained earnings	79,940	77,427
Accumulated other comprehensive income, net of tax	53	-
Total stockholders’ equity	148,340	142,482
	$217,575	$204,289

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(In thousands, except per share information)	Four Periods Ended
	July 22,	July 16,
	2007	2006

Revenues
Restaurant sales	$89,369	$79,396
Franchise fees and royalties	566	497
Total revenues	89,935	79,893

Costs and Expenses
Cost of food and beverage sales	21,035	19,129
Restaurant operating expenses	52,597	46,214
Restaurant opening costs	709	481
Marketing, general and administrative expenses	9,026	7,249
Total operating expenses	83,367	73,073

Income from operations	6,568	6,820
Interest income, net	25	127

Income before income taxes	6,593	6,947
Income tax provision	2,387	2,426

Net Income	4,206	4,521
Less: accretion of issuance costs and preferred stock dividends	334	334

Net income attributable to common stockholders	$3,872	$4,187

Earnings Per Share
Basic earnings per common share	$0.26	$0.28
Diluted earnings per common share	$0.25	$0.26

See notes to condensed consolidated financial statements.

BENIHANA INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOUR PERIODS ENDED JULY 22, 2007
(UNAUDITED)

(In thousands, except share information)					Accumulated
					Other
		Class A	Additional		Comprehensive	Total
	Common	Common	Paid-in	Retained	Income,	Stockholders’
	Stock	Stock	Capital	Earnings	net of tax	Equity

Balance, April 1, 2007	$713	$779	$63,563	$77,427	$-	$142,482

Comprehensive income:

Net income				4,206		4,206

Unrealized gain on investment securities
available for sale, net of tax					53	53

Total comprehensive income						4,259

Cumulative effect of accounting change (Note 7)				(1,355)		(1,355)

Issuance of 178,530 shares of Class A
common stock from exercise of options		18	1,440			1,458

Issuance of 80,265 shares of common stock
from exercise of options	8		657			665

Conversion of 268,973 shares of common stock
into 268,973 shares of Class A common stock
at $.10 par value	(27)	27				-

Cash dividend paid in lieu of fractional shares on
stock split				(4)		(4)

Dividends declared on Series B Preferred Stock				(307)		(307)

Accretion of issuance costs on Series B
Preferred Stock				(27)		(27)

Stock based compensation			172			172

Tax benefit from stock option exercises			997			997

Balance, July 22, 2007	$694	$824	$66,829	$79,940	$53	$148,340

See notes to condensed consolidated financial statements

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)	Four Periods Ended
	July 22,	July 16,
	2007	2006

Operating Activities:
Net income	$4,206	$4,521
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	5,150	4,367
Deferred income taxes	(794)	(268)
Stock-based compensation	172	104
Tax benefit from stock option exercises	(997)	(794)
Loss on disposal of assets	648	34
Change in operating assets and liabilities that provided (used) cash:
Receivables	578	903
Inventories	(32)	866
Prepaid expenses and other current assets	440	227
Income taxes	1,083	2,404
Other assets	(392)	(188)
Accounts payable	846	(7)
Accrued expenses and deferred obligations under operating leases	1,324	(1,278)
Net cash provided by operating activities	12,232	10,891
Investing Activities:
Expenditures for property and equipment	(14,414)	(12,808)
Payment of contingent consideration on RA Sushi acquisition	-	(228)
Sale (purchase) of investment securities, available for sale, net	80	(40)
Cash proceeds from sale of Sushi Doraku	-	515
Collection on Sushi Doraku note	2	6
Cash proceeds from disposal of property and equipment	6	2
Net cash used in investing activities	(14,326)	(12,553)
Financing Activities:
Repayment of long-term bank debt	-	(1,666)
Proceeds from issuance of common stock under exercise of stock options	2,123	1,650
Tax benefit from stock option exercises	997	794
Cash dividend paid in lieu of fractional shares on stock split	(4)	-
Dividends paid on Series B Preferred Stock	(496)	(496)
Net cash provided by financing activities	2,620	282
Net increase (decrease) in cash and cash equivalents	526	(1,380)
Cash and cash equivalents, beginning of period	8,449	18,303
Cash and cash equivalents, end of period	$8,975	$16,923

Supplemental Disclosures of Cash Flow Information:
Cash paid during the four periods:
Interest	$43	$195
Income taxes	1,928	246
Noncash investing and financing activities:
Acquired property and equipment for which cash payments had not yet been made	$5,682	$1,110
Note receivable received as partial consideration for sale of locations	-	24
Accrued but unpaid dividends on the Series B Preferred Stock	60	44
Unrealized gain on investment securities available for sale, net of tax	53	-

See notes to condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 22, 2007 AND JULY 16, 2006
(UNAUDITED)

1.     GENERAL

The accompanying condensed consolidated balance sheet as of April 1, 2007, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended April 1, 2007 appearing in the Benihana Inc. and Subsidiaries (the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the four periods (sixteen weeks) ended July 22, 2007 and July 16, 2006 are not necessarily indicative of the results to be expected for the full year.

On May 18, 2007, the Company's Board of Directors unanimously declared a three-for-two stock split to be effected by means of a dividend of one-half of one share of Common Stock for each outstanding share of Common Stock and each outstanding share of Class A Common Stock. The stock dividend was paid on June 15, 2007 to holders of record of the Common Stock and Class A Common Stock at the close of business on June 1, 2007. In lieu of distributing a fractional share of Common Stock, the Company paid to stockholders holding an odd number of shares of Common Stock or an odd number of shares of Class A Common Stock, an amount in cash equal to one-third of the closing price of the Common Stock on the NASDAQ National Market System on June 1, 2007, totaling approximately $4,000.

The number and class of shares available upon exercise of any options granted by the Company under its various stock options plans were equitably adjusted to reflect the stock dividend in accordance with the terms of such plans, taking into effect any differential in the closing price of the Common Stock and the Class A Common Stock on June 1, 2007. Applicable terms of all other instruments and agreements to purchase Common Stock or Class A Common Stock were appropriately adjusted to reflect the stock dividend as well. All applicable share and per-share data in these condensed consolidated financial statements and related disclosures have been retroactively adjusted to give effect to this stock split.

Certain amounts shown in the condensed consolidated statement of cash flows for the four periods ended July 16, 2006 have been reclassified to conform to the current period condensed consolidated statement of cash flows presentation. The effects on the condensed consolidated statement of cash flows resulted in changes from amounts previously presented to the captions described below:

These changes resulted in:

•	Net (decrease) increase in cash and cash equivalents decreased by $40,000 during the four periods ended July 16, 2006; and
•	Net cash used in investing activities increased by $40,000 during the four periods ended July 16, 2006.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 22, 2007 AND JULY 16, 2006
(UNAUDITED)

The Company has a 52/53-week fiscal year. The Company’s fiscal year ends on the Sunday occurring within the dates of March 26 through April 1. The Company divides the fiscal year into 13 four-week periods. Because of the odd number of periods, the Company’s first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consists of 3 periods totaling 12 weeks each. In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year. This operating calendar provides the Company a consistent number of operating days within each period, as well as ensures that certain holidays significant to the Company occur consistently within the same fiscal quarters. Because of the differences in length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable. The current fiscal year consists of 52 weeks and will end on March 30, 2008. The prior fiscal year ended on April 1, 2007 and consisted of 53 weeks.

2.    STOCK-BASED COMPENSATION

The Company maintains employee stock option plans adopted in 1997 and 2000 and various directors’ stock option plans. These plans make available for stock option grants a total of 4.7 million shares of Class A Stock. Of these amounts, the Company has granted options to purchase 3.1 million shares of Class A Stock, leaving 1.6 million shares available for future grants.

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

The Company recorded $172,000 (approximately $110,000 net of tax) in stock compensation expense during the four periods ended July 22, 2007. The Company recorded $104,000 ($68,000 net of tax) in stock compensation expense during the four periods ended July 16, 2006.

There were no options granted during the four periods ended July 22, 2007 and July 16, 2006. Assumptions used in estimating the fair value of options granted during the remainder of fiscal 2007 are described in Note 1 to the consolidated financial statements for the year ended April 1, 2007 appearing in the Company’s Annual Report on Form 10-K.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 22, 2007 AND JULY 16, 2006
(UNAUDITED)

The following is a summary of stock option activity for the four periods ended July 22, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at April 1, 2007	1,560,922	$9.21	4.6	$15,048,000
Granted	-
Canceled/Expired	(1,164)	4.49
Exercised	(258,795)	8.20

Outstanding at July 22, 2007	1,300,963	$9.49	4.9	$12,251,000

Exercisable at July 22, 2007	1,200,963	$8.73	4.5	$12,132,000

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. For the four periods ended July 22, 2007 and July 16, 2006, the total intrinsic value of stock options exercised was approximately $3,224,000 and $2,498,000, respectively. Proceeds from stock options exercised during the four periods ended July 22, 2007 and July 16, 2006 totaled $2,123,000 and $1,650,000, respectively. Upon the exercise of stock options, shares are generally issued from new issuances of stock. The tax benefit realized for tax deductions from stock options exercised during the four periods ended July 22, 2007 and July 16, 2006 totaled $997,000 and $794,000, respectively. As of July 22, 2007, total unrecognized compensation cost related to non-vested share-base compensation totaled $475,000 and is expected to be recognized over approximately 1.5 years.

3.	INVENTORIES

Inventories consist of (in thousands):
	July 22,	April 1,
	2007	2007

Food and beverage	$2,259	$2,165
Supplies	3,502	3,564

	$5,761	$5,729

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 22, 2007 AND JULY 16, 2006
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

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock (in thousands):

	Four Periods Ended
	July 22,	July 16,
	2007	2006
Net income, as reported	$4,206	$4,521
Less: Accretion of issuance costs
and preferred stock dividends	334	334
Income for computation of basic
earnings per common share	3,872	4,187
Add: Accretion of issuance costs
and preferred stock dividends	334	334
Income for computation of diluted
earnings per common share	$4,206	$4,521

	Four Periods Ended
	July 22,	July 16,
	2007	2006
Weighted average number of
common shares used in
basic earnings per share	15,013	14,715
Effect of dilutive securities:
Stock options	413	868
Series B Preferred Stock	1,584	1,583

Weighted average number of
common shares and dilutive
potential common stock used
in diluted earnings per share	17,010	17,166

No stock options to purchase common stock were excluded from the calculation of diluted earnings per share for the four periods ended July 22, 2007 and July 16, 2006.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 22, 2007 AND JULY 16, 2006
(UNAUDITED)

5.    RESTAURANT OPERATING EXPENSES
Restaurant operating expenses consist of the following (in thousands):

	Four Periods Ended
	July 22,	July 16,
	2007	2006

Labor and related costs	$29,865	$26,324
Restaurant supplies	2,036	1,680
Credit card discounts	1,653	1,469
Utilities	2,247	1,938
Occupancy costs	5,461	4,701
Depreciation and amortization	4,901	4,225
Other restaurant operating expenses	6,434	5,877
Total restaurant operating expenses	$52,597	$46,214

6.    LONG-TERM DEBT

The Company presently has available up to $75 million from Wachovia Bank, National Association (“Wachovia”) under the terms of a line of credit entered on March 15, 2007. The line of credit facility allows the Company to borrow up to $75 million through March 15, 2012, and is secured by the assets of the Company. The Company has the option to pay interest at Wachovia’s prime rate plus an applicable margin or at the London interbank offering rate plus an applicable margin. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization, as defined in the agreement, to its indebtedness. The Company also incurs a commitment fee on the unused balance available under the terms of the line of credit, based on a leverage ratio. The agreement requires that the Company maintain certain financial ratios and profitability amounts and limits the payment of cash dividends. At July 22, 2007, the Company had approximately $1 million in letters of credit outstanding against this facility in connection with its workers’ compensation insurance program and certain leases. Accordingly, at July 22, 2007, the Company had approximately $74 million available for borrowing under the line of credit facility, as no borrowings were outstanding. As of July 22, 2007, the Company was in compliance with all covenants of the Company’s credit agreement with Wachovia.

7.    INCOME TAXES

On April 2, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 addresses the determination of how benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority.

As a result of the implementation of FIN 48, the Company recorded non-cash cumulative transition charge of approximately $1.4 million, recorded as a reduction of retained earnings (see condensed consolidated statement of stockholders’ equity). As of April 2, 2007, after the implementation of FIN 48, the Company’s unrecognized tax benefits were approximately $3.3 million. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.7 million.

 BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 22, 2007 AND JULY 16, 2006
(UNAUDITED)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of April 2, 2007, the Company had approximately $1.0 million accrued for the payment of interest and penalties related to unrecognized tax benefits.

The Company files income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, the Company is no longer subject to federal and state income tax examinations for years prior to 2003.

During the period ended July 22, 2007, the Company recognized less than $0.1 million in potential interest and penalties associated with uncertain tax positions.

The Company does not anticipate that total unrecognized tax benefit will significantly change due to the settlement of audits and the expiration of statutes of limitations within 12 months of the report date.

8.    COMMITMENTS AND CONTINGENCIES

Haru Minority Interest
In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period from July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the “Minority Stockholders”) had a one-time option to sell their remaining shares to the Company (the "put option"). The exercise price under the put option was to be calculated as four and one-half (4½) times Haru's consolidated cash flow for the fiscal year ended March 27, 2005 less the amount of Haru's debt (as that term is defined in the purchase agreement) at the date of the computation.

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

On June 21, 2007, the District Court held a case management conference to discuss scheduling matters. During the conference, the District Court advised the Minority Stockholders to file an amended complaint on or before July 10, 2007. The Minority Stockholders did file an amended complaint on that date.

Like the original complaint, the purported basis of the claims in the amended complaint is that the Company artificially depressed the value of the put option.

On July 17, 2007, the Court entered a briefing schedule for motions to dismiss the amended complaint which concludes on November 13, 2007.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 22, 2007 AND JULY 16, 2006
(UNAUDITED)

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

Other Litigation
On May 17, 2007, Benihana Monterey Corporation, a subsidiary of the Company, filed a complaint in the action, Benihana Monterey Corporation v. Nara Benihana Monterey, Inc., et al, , pending in the Superior Court of California, County of Monterey.  The action was commenced against various defendants in connection with a default on a Promissory Note in the amount of $375,000 signed by one of the Company’s franchisees and a Personal Guaranty signed by owner of such franchise.  The Company seeks $375,000 plus interest and costs and has attached certain of the defendants' assets by way of an Attachment Order. The franchisee has filed a counter-claim alleging certain misrepresentations by the Company. The Company believes these allegations are without merit and is taking all appropriate actions to prosecute its claim.

On August 3, 2007, the Company was served with a complaint in the action, National Cable Communications, LLC v. The Romann Group and Benihana Inc., pending in the Supreme Court of the State of New York.  In this action, plaintiff alleges that the Company is jointly and severally liable with its co-defendant, the Romann Group, for spot cable advertisements allegedly purchased by Romann Group, on behalf of the Company and placed by plaintiff.  Plaintiff's complaint demands judgment of approximately $570,000 plus interest, costs and disbursements.  The Company intends to answer the complaint and assert cross-claims against the Romann Group and will vigorously defend against the claim.

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

9.    RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS 157 to determine the impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOUR PERIODS ENDED JULY 22, 2007 AND JULY 16, 2006
(UNAUDITED)

requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS 159 would be applied, which has yet to be determined, as is any decision concerning the early adoption of the standard.

10.    SEGMENT REPORTING

The table below presents information about reportable segments (in thousands):

	Four Periods Ended
	July 22, 2007
	Teppanyaki	RAe Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Revenues	$65,514	$13,450	$10,405	$-	$566	$89,935

Income from operations	8,054	821	1,744	-	(4,051)	6,568

Capital expenditures	11,413	1,949	1,052	-	-	14,414

	Four Periods Ended
	July 16, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Revenues	$58,490	$11,289	$9,432	$185	$497	$79,893

Income from operations	6,827	1,077	1,893	69	(3,046)	6,820

Capital expenditures	10,694	1,779	335	-	-	12,808

Revenues for each of the segments consist of restaurant sales. Franchise revenues, while generated from Benihana franchises, have not been allocated to the Teppanyaki segment. Franchise revenues are reflected as corporate revenues.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company’s revenues consist of sales of food and beverages at the Company’s restaurants and licensing fees from franchised restaurants. Cost of restaurant food and beverages sold represents the direct cost of the ingredients for the prepared food and beverages sold. Restaurant operating expenses consist of direct and indirect labor, occupancy costs, advertising and other costs that are directly attributed to each restaurant location. Restaurant opening costs include rent paid during the development period, as well as labor, training expenses and certain other pre-opening charges which are expensed as incurred.

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation, restaurant patronage and the average check amount. Expenses are additionally dependent upon commodity costs, average wage rates, marketing costs and the costs of administering restaurant operations.

The following table reflects changes in restaurant count during the four periods ended July 22, 2007 and July 16, 2006:

	Four Periods Ended
	July 22, 2007
		RA		Sushi
	Teppanyaki	Sushi	Haru	Doraku	Total

Restaurant count, beginning of period	59	13	7	-	79
Openings	1	1	-	-	2
Closings	(1)	-	-	-	(1)

Restaurant count, end of period	59	14	7	-	80

	Four Periods Ended
	July 22, 2007
		RA		Sushi
	Teppanyaki	Sushi	Haru	Doraku	Total

Restaurant count, beginning of period	56	9	7	1	73
Openings	1	2	-	-	3
Sale to Related Party	-	-	-	(1)	(1)

Restaurant count, end of period	57	11	7	-	75

Revenues increased 12.6% in the current four periods when compared to the corresponding periods a year ago. Net income decreased 7.0% in the current four periods when compared to the corresponding periods a year ago. Earnings per diluted share decreased 3.8% in the current four periods ended July 22, 2007 when compared to the corresponding periods a year ago. For purposes of calculating diluted earnings per share, the Company experienced a decrease of 0.9% in the diluted weighted average shares outstanding for the four periods ended July 22, 2007 when compared to the corresponding periods from the prior year.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Four periods ended July 22, 2007 compared to July 16, 2006 -- The amounts of revenues and the changes in amount and percentage change in amount of revenues when compared to the same periods in the prior year are shown in the following tables (in thousands).

	Four Periods Ended		Change
	July 22,	July 16,
	2007	2006	$	%

Restaurant sales	$89,369	$79,396	$9,973	12.6%
Franchise fees and royalties	566	497	69	13.9%
Total revenues	$89,935	$79,893	$10,042	12.6%

Components of restaurant revenues consisted of the following (in thousands):

	Four Periods Ended		Change
	July 22,	July 16,
	2007	2006	$	%
Total restaurant sales
by concept:
Teppanyaki	$65,514	$58,490	$7,024	12.0%
RA Sushi	13,450	11,289	2,161	19.1%
Haru	10,405	9,432	973	10.3%
Sushi Doraku	-	185	(185)	-100.0%
Total restaurant sales	$89,369	$79,396	$9,973	12.6%

Comparable restaurant
sales by concept:
Teppanyaki	$57,574	$54,227	$3,347	6.2%
RA Sushi	11,785	11,289	496	4.4%
Haru	10,405	9,432	973	10.3%
Sushi Doraku	-	-	-	0.0%
Total comparable restaurant sales	$79,764	$74,948	$4,816	6.4%

The increase in teppanyaki comparable sales was the result of a 9.3% increase in the average per person guest check, offset by a decrease of 2.2% in guest counts for teppanyaki restaurants opened longer than one year. This decrease in guest counts was primarily experienced in lunch traffic, as dinner traffic continued to increase. RA Sushi’s increase in comparable sales was primarily driven by a 4.0% increase in guest counts at locations opened longer than one year and a 2.6% increase in the average per person guest check. Haru’s comparable sales increase was primarily comprised of an 11.8% increase in guest counts at locations opened longer than one year and a 0.8% decrease in average per person guest check.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the changes in restaurant sales between the four periods ended July 22, 2007 and July 16, 2006 (in thousands):

				Sushi
	Teppanyaki	RA Sushi	Haru	Doraku	Total

Restaurant sales during the four periods ended July 16, 2006	$58,490	$11,289	$9,432	$185	$79,396
Increase in comparable sales	3,347	496	973	-	4,816
Increase from new or acquired restaurants	4,109	1,665	-	-	5,774
Decrease from closed or sold restaurants	(424)	-	-	(185)	(609)
Decrease from temporary closures	(8)	-	-	-	(8)
Restaurant sales during the four periods ended July 22, 2007	$65,514	$13,450	$10,405	$-	$89,369

COSTS AND EXPENSES
Four periods ended July 22, 2007 compared to July 16, 2006 -- The following table summarizes costs and expenses by concept, as well as condensed consolidated, for the four periods ended July 22, 2007 and July 16, 2006 (in thousands):

	Four Periods Ended
	July 22, 2007
				Sushi
	Teppanyaki	RA Sushi	Haru	Doraku	Corporate	Consolidated

Cost of food and beverage sales	$15,432	$3,295	$2,308	$-	$-	$21,035
Restaurant operating expenses	39,230	7,725	5,642	-	-	52,597
Restaurant opening costs	259	297	153	-	-	709
Marketing, general and administrative expenses	2,539	1,312	558	-	4,617	9,026
Total operating expenses	$57,460	$12,629	$8,661	$-	$4,617	$83,367

	Four Periods Ended
	July 16, 2006
				Sushi
	Teppanyaki	RA Sushi	Haru	Doraku	Corporate	Consolidated

Cost of food and beverage sales	$14,131	$2,860	$2,075	$63	$-	$19,129
Restaurant operating expenses	34,823	6,159	5,179	53	-	46,214
Restaurant opening costs	197	284	-	-	-	481
Marketing, general and administrative expenses	2,512	909	285	-	3,543	7,249
Total operating expenses	$51,663	$10,212	$7,539	$116	$3,543	$73,073

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as condensed consolidated, for the four periods ended July 22, 2007 and July 16, 2006:

	Four Periods Ended
	July 22, 2007
				Sushi
	Teppanyaki	RA Sushi	Haru	Doraku	Consolidated

Cost of food and beverage sales	23.6%	24.5%	22.2%	-	23.5%
Restaurant operating expenses	59.9%	57.4%	54.2%	-	58.9%
Restaurant opening costs	0.4%	2.2%	1.5%	-	0.8%
Marketing, general and administrative expenses	3.9%	9.8%	5.4%	-	10.1%
Total operating expenses	87.7%	93.9%	83.2%	-	93.3%

	Four Periods Ended
	July 16, 2006
				Sushi
	Teppanyaki	RA Sushi	Haru	Doraku	Consolidated

Cost of food and beverage sales	24.2%	25.3%	22.0%	34.1%	24.1%
Restaurant operating expenses	59.5%	54.6%	54.9%	29.2%	58.2%
Restaurant opening costs	0.3%	2.5%	0.0%	0.0%	0.6%
Marketing, general and administrative expenses	4.3%	8.1%	3.0%	0.0%	9.1%
Total operating expenses	88.3%	90.5%	79.9%	63.2%	92.0%

Cost of food and beverage sales
The cost of food and beverage sales increased in the current four periods in total dollar amount, but decreased when expressed as a percentage of restaurant sales when compared to the corresponding periods a year ago. Costs of food and beverage sales, which are generally variable with sales, increased with the increase in restaurant sales during the current four periods ended July 22, 2007. The decrease when expressed as a percentage of sales during the current four periods is attributable to menu price increases, effected at the beginning of the current fiscal year, at the Company’s teppanyaki locations. The teppanyaki menu prices were increased by approximately 7% in order to offset expected increases in commodity costs and minimum wage rates.

Restaurant operating expenses
Restaurant operating expenses increased in amount and when expressed as a percentage of restaurant sales when compared to the corresponding periods a year ago. The majority of the increase in amount is consistent with the increase in sales experienced between periods. The Company also recognized additional depreciation expenses totaling approximately $1.1 million during the current four periods of fiscal 2008, and $1.0 million for the first four periods of fiscal 2007, which resulted from reevaluating the remaining useful lives of assets at teppanyaki restaurants to be renovated as part of its renovation program. Additionally, during the four periods ended July 22, 2007, the Company continued to incur approximately $900,000 in ongoing expenses at teppanyaki restaurants temporarily closed for remodeling, while during the first four periods of fiscal 2007, the Company incurred approximately $400,000 in ongoing expenses at temporarily closed locations. The significant increase in restaurant operating expenses for the RA Sushi concept reflects the overall increase in restaurant count between periods. The related change in margins is reflective of inefficiencies normally experienced at newer restaurants during their initial operations.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restaurant opening costs
Restaurant opening costs increased in the current four periods ended July 22, 2007 compared to the prior year corresponding periods. The increase in the current four periods when compared to the equivalent periods a year ago is attributable to increased development activity.

Marketing, general and administrative costs
Marketing, general and administrative costs increased in absolute amount and when expressed as a percentage of sales in the current four periods when compared to the prior year corresponding periods. These increases are directly related to the continued expansion of the Company’s infrastructure to support planned development.

Interest income, net and income taxes
Interest income, net decreased in the current four periods when compared to the corresponding periods of the prior year. Interest income, net has decreased due to decreased cash balances during the current periods compared to the equivalent periods a year ago.

The Company’s effective income tax rate was 36.2% and 34.9%, for the current four periods and prior year’s four periods, respectively. The effective income tax rate was adversely impacted by interest and penalties accrued during the current fiscal quarter, as a result of adopting FIN 48.

FINANCIAL RESOURCES

Recently, cash flow from operations has been the primary source to fund the Company’s capital expenditures. As the Company continues its expansion and renovation programs, the Company will be relying upon financing obtained from financial institutions.

The Company presently has available up to $75 million from Wachovia Bank, National Association (“Wachovia”) under the terms of a line of credit entered on March 15, 2007. The line of credit facility allows the Company to borrow up to $75 million through March 15, 2012, and is secured by the assets of the Company. The Company has the option to pay interest at Wachovia’s prime rate plus an applicable margin or at the London interbank offering rate plus an applicable margin. The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization, as defined in the agreement, to its indebtedness. The Company also incurs a commitment fee on the unused balance available under the terms of the line of credit, based on a leverage ratio. The agreement requires that the Company maintain certain financial ratios and profitability amounts and limits the payment of cash dividends. At July 22, 2007, the Company had approximately $1 million in letters of credit outstanding against this facility in connection with its workers’ compensation insurance program and certain leases. Accordingly, at July 22, 2007, the Company had approximately $74 million available for borrowing under the line of credit facility, as no borrowings were outstanding. As of July 22, 2007, the Company was in compliance with all covenants of the Company’s credit agreement with Wachovia.

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

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance such items. As a result, many restaurant businesses, including the Company’s, operate with negative working capital.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

	Four Periods Ended
	July 22,	July 16,
	2007	2006

Cash provided by operating activities	$12,232	$10,891
Cash used in investing activities	(14,326)	(12,553)
Cash provided by financing activities	2,620	282
Increase (decrease) in cash and cash equivalents	$526	$(1,380)

The Company has undertaken a design initiative to develop a prototype Benihana teppanyaki restaurant to improve the unit-level economics while shortening construction time and improving decor. The restaurant in Miramar, Florida, which opened during June 2006, is the first restaurant to feature the new prototype design. Under a renovation program commenced during 2005, the Company is also using many of the design elements of the new prototype to refurbish the Company’s older teppanyaki restaurant units.

During fiscal 2006, management made a strategic decision to accelerate the renovation and revitalization program. The Company is committed to revitalizing its 40-plus year old Benihana teppanyaki concept for a new generation, while simultaneously generating a solid return on invested capital for the Company’s shareholders. The Company plans to refurbish up to 25 of its older teppanyaki restaurants through fiscal year 2009.

Currently, the Company has completed twelve renovations, including three minor renovations. The Company expects to complete another five by the end of the current fiscal year, with four more in progress. Renovations currently require on average, between $2.0 million and $2.3 million in capital expenditures per unit, with an average of 20 to 24 weeks loss of business. The cost to remodel each unit is directly dependent on the scope of work to be performed at each location. Management is continuously reviewing the extent of work to be performed at these sites. The scope of work may be impacted by the age of the location, current condition of the location, as well as local permitting requirements. The scope of work will vary by location. Some locations will undergo a limited remodel, while others will undergo a complete renovation and a major facility upgrade of its HVAC, electrical and plumbing systems. Where possible, the Company may also increase seating capacity at restaurants undergoing renovation. Management believes the long-term benefits of the revitalization initiative far outweigh the costs. The renovation of the Company’s older teppanyaki units is necessary to ensure the continued relevance of the Benihana brand, and the program will enhance the Company’s leadership position as the premier choice for Japanese-style dining.

Other future capital requirements depend on numerous factors, including market acceptance of products, the timing and rate of expansion of the business, acquisitions, and other factors. The Company has experienced increases in its expenditures commensurate with growth in its operations and management anticipates that expenditures will continue to increase in the foreseeable future. As of August 21, 2007, the Company had seventeen restaurants under development, consisting of seven Benihana teppanyaki restaurants, eight RA

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sushi restaurants and two Haru restaurants. The Company expects to open eight of these locations during the remainder of the current fiscal year, consisting of one Benihana, five RA Sushi and two Haru restaurants.

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

On September 21, 2006, the parties jointly removed the case from the Supreme Court of the State of New York, County of New York, to the United States District Court for the Southern District of New York.  The former Minority Stockholders filed a motion to remand the case back to the Supreme Court of the State of New York, County of New York, but the motion was denied on May 21, 2007.

On June 21, 2007, the District Court held a case management conference to discuss scheduling matters. During the conference, the District Court advised the Minority Stockholders to file an amended complaint on or before July 10, 2007. The Minority Stockholders did file an amended complaint on that date.

Like the original complaint, the purported basis of the claims in the amended complaint is that the Company artificially depressed the value of the put option.

On July 17, 2007, the Court entered a briefing schedule for motions to dismiss the amended complaint which concludes on November 13, 2007.

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

Operating Activities

Cash provided by operations increased during the four periods ended July 22, 2007 compared to the equivalent period in the previous year. The increase resulted mainly from the changes in working capital during the current four periods when compared to the comparable four periods a year ago.

Investing Activities

Expenditures for property and equipment increased during the four periods ended July 22, 2007 from the prior comparable periods. Capital expenditures are expected to continue at increased levels, as the Company continues its renovation program and increases new store construction.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities

During the current four periods, there were stock option exercises with cash proceeds to the Company of $2,123,000.

As previously discussed, the Company did not utilize its $75.0 million line of credit during the current fiscal quarter. However, the Company expects to draw on the line of credit in the near future, as a result of planned development and renovations.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements requires management to make judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  A summary of significant accounting policies and estimates and a description of accounting policies that are considered critical may be found in the Company’s 2007 Annual Report on Form 10-K, filed on June 15, 2007, in Note 1 of the Notes to Consolidated Financial Statements and the Critical Accounting Policies section of Management’s Discussion and Analysis.

On April 2, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 addresses the determination of how benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority.

As a result of the implementation of FIN 48, the Company recorded non-cash cumulative transition charge of approximately $1.4 million, recorded as a reduction of retained earnings (see condensed consolidated statement of stockholders’ equity). As of April 2, 2007, after the implementation of FIN 48, the Company’s unrecognized tax benefits were approximately $3.3 million. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $0.7 million.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of April 2, 2007, the Company had approximately $1.0 million accrued for the payment of interest and penalties related to unrecognized tax benefits.

The Company files income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, the Company is no longer subject to federal and state income tax examinations for years prior to 2003.

During the period ended July 22, 2007, the Company recognized less than $0.1 million in potential interest and penalties associated with uncertain tax positions.

The Company does not anticipate that total unrecognized tax benefit will significantly change due to the settlement of audits and the expiration of statutes of limitations within 12 months of the report date.

There were no other significant changes to the Company’s accounting policies during the four periods ended July 22, 2007.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS 157 to determine the impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS 159 would be applied, which has yet to be determined, as is any decision concerning the early adoption of the standard.

Forward-Looking Statements

This quarterly report contains various “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company’s expectations or beliefs concerning future events, including unit growth, future capital expenditures, and other operating information. A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including changes in consumer dining preferences, fluctuations in commodity prices, availability of qualified employees, changes in the general economy, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, harsh weather conditions in areas in which the Company and its franchisees operate restaurants or plan to build new restaurants, acceptance of the Company’s concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete new restaurant construction and obtain governmental permits on a reasonably timely basis, an adverse outcome in the dispute between the Company and the Minority Stockholders of Haru, and other factors that the Company cannot presently foresee.

The Impact of Inflation

Inflation has not been a significant factor in the Company’s business for the past several years. The Company has been able to keep increasing menu prices at a low level by strictly maintaining cost controls. At the beginning of the current fiscal year, the Company did increase menu prices at its teppanyaki locations by approximately 7% in order to offset expected increases in commodity costs and minimum wage rates.

BENIHANA INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain risks of increasing interest rates and commodity prices. The interest on the Company’s indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. The Company may protect itself from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. The Company has a policy not to use derivative agreements for trading purposes. The Company has no derivative agreements as of July 22, 2007.

The Company purchases commodities such as chicken, beef, lobster and shrimp for the Company’s restaurants. The prices of these commodities may be volatile depending upon market conditions. The Company does not purchase forward commodity contracts because the changes in prices for them have historically been short-term in nature and, in the Company’s view, the cost of the contracts is in excess of the benefits.

The Company has entered into supply agreements for the purchase of beef and certain seafood items, in the normal course of business, at fixed prices for periods between six and twelve months. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

Seasonality of Business

The Company has a 52/53-week fiscal year. The Company’s fiscal year ends on the Sunday occurring within the dates of March 26 through April 1. The Company divides the fiscal year into 13 four-week periods. Because of the odd number of periods, the Company’s first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consists of 3 periods totaling 12 weeks each. In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year. This operating calendar provides the Company a consistent number of operating days within each period, as well as ensures that certain holidays significant to the Company occur consistently within the same fiscal quarters. Because of the differences in length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable. The current fiscal year consists of 52 weeks and will end on March 30, 2008. The prior fiscal year ended on April 1, 2007 and consisted of 53 weeks.

The Company’s business is not highly seasonal although it has more patrons coming to the Company’s restaurants for special holidays such as Mother’s Day, Valentine’s Day and New Year’s Eve. Mother’s Day falls in the Company’s first fiscal quarter of each year, New Year’s Eve falls in the third quarter and Valentine’s Day falls in the fourth quarter.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of July 22, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

BENIHANA INC. AND SUBSIDIARIES

Part II - Other Information

Item 1. Legal Proceedings

Haru Minority Interest

In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period from July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the “Minority Stockholders”) had a one-time option to sell their remaining shares to the Company (the "put option"). The exercise price under the put option was to be calculated as four and one-half (4½) times Haru's consolidated cash flow for the fiscal year ended March 27, 2005 less the amount of Haru's debt (as that term is defined in the purchase agreement) at the date of the computation.

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

On June 21, 2007, the District Court held a case management conference to discuss scheduling matters. During the conference, the District Court advised the Minority Stockholders to file an amended complaint on or before July 10, 2007. The Minority Stockholders did file an amended complaint on that date.

Like the original complaint, the purported basis of the claims in the amended complaint is that the Company artificially depressed the value of the put option.

On July 17, 2007, the Court entered a briefing schedule for motions to dismiss the amended complaint which concludes on November 13, 2007.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

Other Litigation
On May 17, 2007, Benihana Monterey Corporation, a subsidiary of the Company, filed a complaint in the action, Benihana Monterey Corporation v. Nara Benihana Monterey, Inc., et al, , pending in the Superior Court of California, County of Monterey.  The action was commenced against various defendants in connection with a default on a Promissory Note in the amount of $375,000 signed by one of the Company’s franchisees and a Personal Guaranty signed by owner of such franchise.  The Company seeks $375,000 plus interest and costs and has attached certain of the defendants' assets by way of an Attachment Order. The franchisee has filed a counter-claim alleging certain misrepresentations by the Company. The Company believes these allegations are without merit and is taking all appropriate actions to prosecute its claim.

BENIHANA INC. AND SUBSIDIARIES

Part II - Other Information

On August 3, 2007, the Company was served with a complaint in the action, National Cable Communications, LLC v. The Romann Group and Benihana Inc., pending in the Supreme Court of the State of New York.  In this action, plaintiff alleges that the Company is jointly and severally liable with its co-defendant, the Romann Group, for spot cable advertisements allegedly purchased by Romann Group, on behalf of the Company, and placed by plaintiff.  Plaintiff's complaint demands judgment of approximately $570,000 plus interest, costs and disbursements.  The Company intends to answer the complaint and assert cross-claims against the Romann Group and will vigorously defend against the claim.

The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007, which could materially affect the Company’s business, financial condition or future results. There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2007. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 6  Exhibits and Reports on Form 8-K

Exhibit 10.1 - Benihana Executive Incentive Compensation Plan

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

Benihana Inc.
(Registrant)

Date: August 31, 2007	/s/ Joel A. Schwartz
Joel A. Schwartz
Chief Executive Officer
and Chairman of the
Board of Directors