Form 10-Q/A
period 2007-07-22
BENIHANA INC
filed 2007-11-21
CIK 935226

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             _________________________

                                    FORM 10-Q/A
                                AMENDMENT NO. 1

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                       For the Quarter Ended July 22, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                           Commission File No. 0-26396
                                  BENIHANA INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                   65-0538630
  (State or other jurisdiction                        (I.R.S. Employer
  of Incorporation or organization)                  Identification No.)


 8685 NORTHWEST 53RD TERRACE, MIAMI, FLORIDA                    33166
 (Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (305) 593-0770

                             _________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer    [X] Accelerated filer   [ ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes    [X] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK $.10 PAR VALUE, 6,944,384 SHARES OUTSTANDING AT JULY 31, 2007 CLASS A COMMON STOCK $.10 PAR VALUE, 8,239,091 SHARES OUTSTANDING AT
                                 JULY 31, 2007

                                EXPLANATORY NOTE
The Company is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 22, 2007, as originally filed on August 31, 2007, for the sole purpose of revising the Exhibit Index to add an Exhibit 10.2 and to file such exhibit. Also filed as exhibits with this 10-Q/A are new certifications in accordance with Rule 13a-14(a) of the Exchange Act.

This Amendment No. 1 does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-Q.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 21, 2007                   /s/ Joel A. Schwartz
----------------------------               -------------------------------------
                                           Joel A. Schwartz
                                           Chief Executive Officer
                                           and Chairman of the
                                           Board of Directors

                                  EXHIBIT INDEX

EXHIBIT INDEX



     EXHIBIT
       NO.                                  DESCRIPTION
--------------------  ----------------------------------------------------------

      10.1*           Benihana Executive Incentive Compensation Plan

      10.2 Amended and Restated Employment Agreement dated June 18, 2007 between Juan C. Garcia and the Company

      31.1            Chief Executive Officer's certification pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002, as amended

      31.2            Chief Financial Officer's certification pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002, as amended

      32.1*           Chief Executive Officer's certification pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

      32.2*           Chief Financial Officer's certification pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002


*   Exhibit filed with original Form 10-Q filed with the SEC on August 31, 2007.