Form 10-Q
period 2007-10-14
BENIHANA INC
filed 2007-11-21
CIK 935226

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 14, 2007

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File No. 0-26396
BENIHANA INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0538630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8685 Northwest 53rd Terrace, Miami, Florida	33166
(Address of principal executive offices)	(Zip Code)

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

Common Stock $.10 par value, 6,456,078 shares outstanding at November 1, 2007
Class A Common Stock $.10 par value, 8,797,422 shares outstanding at November 1, 2007

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SEVEN PERIODS ENDED OCTOBER 14, 2007

TABLE OF CONTENTS			PAGE

PART I -	Financial Information

	Item 1.	Financial Statements - unaudited

		Condensed Consolidated Balance Sheets (unaudited) at October 14, 2007 and April 1, 2007	2

		Condensed Consolidated Statements of Income (unaudited) for the Three and Seven Periods Ended October 14, 2007 and October 8, 2006	3

		Condensed Consolidated Statement of Stockholders' Equity (unaudited) for the Seven Periods Ended October 14, 2007	4

		Condensed Consolidated Statements of Cash Flows (unaudited) for the Seven Periods Ended October 14, 2007 and October 8, 2006	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 13

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 26

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

	Item 4.	Controls and Procedures	28

PART II -	Other Information

	Item 1.	Legal Proceedings	29 - 30

	Item 1A.	Risk Factors	30

	Item 6.	Exhibits and Reports on Form 8-K	31

		Signature	32

		Certifications

BENIHANA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS- UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)

	October 14,	April 1,
	2007	2007
Assets
Current Assets:
Cash and cash equivalents	$5,784	$8,449
Receivables, net	3,415	2,800
Inventories	5,891	5,729
Prepaid expenses and other current assets	2,232	2,784
Investment securities available for sale - restricted	880	841
Deferred income tax asset, net	1,787	931
Total current assets	19,989	21,534

Property and equipment, net	168,438	146,479
Goodwill	29,900	29,900
Deferred income tax asset, net	3,727	169
Other assets, net	6,489	6,207
Total assets	$228,543	$204,289

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,654	$9,318
Accrued expenses	22,894	20,663
Accrued put option liability	3,718	3,718
Income tax payable	317	136
Total current liabilities	37,583	33,835

Deferred obligations under operating leases	10,496	8,611
Borrowings under line of credit	5,207	-
Other long term liabilities	4,386	-
Total liabilities	57,672	42,446

Commitments and contingencies (Note 4 and 8):

Convertible Preferred Stock - $1.00 par value; authorized -
5,000,000 shares; Series B Mandatory Redeemable Convertible
Preferred Stock - authorized - 800,000 shares; issued and outstanding –
800,000 shares with a liquidation preference of $20 million plus
accrued and unpaid dividends as of October 14, 2007	19,408	19,361
Stockholders’ Equity:
Common stock - $.10 par value; convertible into Class A Common stock; authorized, 12,000,000 shares; issued and outstanding,
6,462,915 and 7,133,092 shares, respectively	646	713
Class A Common stock - $.10 par value; authorized, 20,000,000 shares;
issued and outstanding, 8,781,385 and 7,791,588 shares, respectively	878	779
Additional paid-in capital	67,682	63,563
Retained earnings	82,199	77,427
Accumulated other comprehensive income, net of tax	58	-
Total stockholders’ equity	151,463	142,482
Total liabilities, convertible preferred stock and stockholders' equity	$228,543	$204,289

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share information)

	Three Periods Ended		Seven Periods Ended
	October 14,	October 8,	October 14,	October 8,
	2007	2006	2007	2006

Revenues
Restaurant sales	$66,586	$58,583	$155,955	$137,979
Franchise fees and royalties	383	346	949	843
Total revenues	66,969	58,929	156,904	138,822

Costs and Expenses
Cost of food and beverage sales	15,663	14,336	36,698	33,465
Restaurant operating expenses	40,668	35,387	93,265	81,601
Restaurant opening costs	752	230	1,461	711
Marketing, general and administrative expenses	6,040	5,057	15,066	12,306
Total operating expenses	63,123	55,010	146,490	128,083

Income from operations	3,846	3,919	10,414	10,739
Interest income, net	86	125	111	252

Income before income taxes	3,932	4,044	10,525	10,991
Income tax provision	1,423	1,421	3,810	3,847

Net Income	2,509	2,623	6,715	7,144
Less: accretion of issuance costs and
preferred stock dividends	250	250	584	584

Net income attributable to
common stockholders	$2,259	$2,373	$6,131	$6,560

Earnings Per Share
Basic earnings per common share	$0.15	$0.16	$0.41	$0.44
Diluted earnings per common share	$0.15	$0.15	$0.39	$0.42

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Seven Periods Ended October 14, 2007
(In thousands, except share information)

					Accumulated
					Other
		Class A	Additional		Comprehensive	Total
	Common	Common	Paid-in	Retained	Income,	Stockholders’
	Stock	Stock	Capital	Earnings	net of tax	Equity

Balance, April 1, 2007	$713	$779	$63,563	$77,427	$-	$142,482

Comprehensive income:

Net income				6,715		6,715

Unrealized gain on investment
securities available for sale,
net of tax					58	58

Total comprehensive income						6,773

Cummulative effect of accounting
change (Note 5)				(1,355)		(1,355)

Issuance of 213,080 shares of
Class A common stock from
exercise of options		21	1,685			1,706

Issuance of 107,115 shares of
common stock from exercise
of options	11		847			858

Conversion of 776,717 shares of
common stock into 776,717
shares of Class A common stock
at $.10 par value	(78)	78				-

Cash dividend paid in lieu of
fractional shares on stock split				(4)		(4)

Dividends declared on Series B
Preferred Stock				(537)		(537)

Accretion of issuance costs on
Series B Preferred Stock				(47)		(47)

Stock based compensation			300			300

Tax benefit from stock option
exercises			1,287			1,287

Balance, October 14, 2007	$646	$878	$67,682	$82,199	$58	$151,463

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Seven Periods Ended
	October 14,	October 8,
	2007	2006

Operating Activities:
Net income	$6,715	$7,144
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	9,160	7,403
Deferred income taxes	(1,922)	(620)
Stock-based compensation	300	183
Tax benefit from stock option exercises	(1,287)	(863)
Loss on disposal of assets	675	65
Change in operating assets and liabilities that provided (used) cash:
Receivables	(1,818)	1,199
Inventories	(162)	890
Prepaid expenses and other current assets	551	(237)
Income taxes and other long term liabilities	1,797	2,189
Other assets	(696)	15
Accounts payable	2,966	(324)
Accrued expenses and deferred obligations under operating leases	3,249	(1,198)
Net cash provided by operating activities	19,528	15,846
Investing Activities:
Expenditures for property and equipment	(30,566)	(20,350)
Acquisition of business	-	(2,743)
Payment of contingent consideration on RA Sushi acquisition	-	(228)
Sale (purchase) of investment securities, available for sale, net	59	(63)
Cash proceeds from sale of Sushi Doraku	-	515
Collection on Sushi Doraku note	2	12
Cash proceeds from disposal of property and equipment	6	6
Net cash used in investing activities	(30,499)	(22,851)
Financing Activities:
Borrowings on line of credit	13,211	-
Repayments on line of credit	(8,004)	-
Repayment of long-term bank debt	-	(2,500)
Proceeds from issuance of common stock under exercise of stock options	2,564	1,735
Tax benefit from stock option exercises	1,287	863
Dividends paid on Series B Preferred Stock	(748)	(496)
Cash dividend paid in lieu of fractional shares on stock split	(4)	-
Net cash provided by (used in) financing activities	8,306	(398)
Net decrease in cash and cash equivalents	(2,665)	(7,403)
Cash and cash equivalents, beginning of period	8,449	18,303
Cash and cash equivalents, end of period	$5,784	$10,900

Supplemental Disclosures of Cash Flow Information:
Cash paid during the seven periods:
Interest	$88	$277
Income taxes	3,766	2,278
Noncash investing and financing activities:
Acquired property and equipment for which cash payments
had not yet been made	$5,054	$1,707
Note receivable received as partial consideration for sale of location	-	24
Accrued but unpaid dividends on the Series B Preferred Stock	38	274
Unrealized gain on investment securities available for sale, net of tax	58	-

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General

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

These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the seven periods (twenty-eight weeks) ended October 14, 2007 and October 8, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Certain amounts shown in the condensed consolidated statement of cash flows for the seven periods ended October 8, 2006 have been reclassified to conform to the current period condensed consolidated statement of cash flows presentation. The changes from amounts previously presented to the consolidated statement of cash flows captions are described below:

-	Net decrease in cash and cash equivalents increased by approximately $63,000 during the seven periods ended October 8, 2006; and
-	Net cash used in investing activities increased by approximately $63,000 during the seven periods ended October 8, 2006.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has a 52/53-week fiscal year. The Company’s fiscal year ends on the Sunday occurring within the dates of March 26 and April 1. The Company divides the fiscal year into 13 four-week periods where the first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consist of 3 periods totaling 12 weeks each.  In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year.  This operating calendar provides for a consistent number of operating days within each period, as well as ensures that certain holidays significant to the Company occur consistently within the same fiscal quarters.  Because of the differences in length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable.  The current fiscal year consists of 52 weeks and will end on March 30, 2008.  The prior fiscal year ended on April 1, 2007 and consisted of 53 weeks.

2.	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the provisions of SFAS 157 to determine the impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display the fair value of those affected assets and liabilities in the primary financial statements. SFAS 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Application of the standard is optional and any impacts are limited to those financial assets and liabilities to which SFAS 159 would be applied. The Company is currently reviewing the provisions of SFAS 159 to determine the impact, if elected, on its consolidated financial statements.

3.	Inventories

Inventories consist of the following (in thousands):

	October 14,	April 1,
	2007	2007

Food and beverage	$2,237	$2,165
Supplies	3,654	3,564

	$5,891	$5,729

4.	Long-Term Debt

The Company presently has available up to $75 million from Wachovia Bank, National Association (“Wachovia”) under the terms of a line of credit entered on March 15, 2007. The line of credit facility allows the Company to borrow up to $75 million through March 15, 2012, and is secured by the assets of the Company. There are no scheduled payments prior to maturity. The Company can, however, prepay outstanding borrowings prior to that date. The Company has the option to pay interest at Wachovia’s prime rate plus an applicable margin or at the London interbank offering rate plus an applicable margin.  The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization, as defined in the agreement, to its indebtedness. The Company also incurs a commitment fee on the unused balance available under the terms of the line of credit, based on a leverage ratio. The agreement requires that the Company maintain certain financial ratios and profitability amounts and limits the payment of cash dividends.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At October 14, 2007, the Company had $5.2 million outstanding under the line of credit facility at an interest rate of 5.94%; borrowings from which were used to fund capital expenditures in connection with its expansion and renovation program.  The amount available to be borrowed under the line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled approximately $1.0 million at October 14, 2007. Accordingly, at October 14, 2007, the Company had approximately $68.8 million available for borrowing under the line of credit facility.

As of October 14, 2007, the Company was in compliance with all covenants of the Company’s credit agreement with Wachovia.

5.	Income Taxes

On April 2, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the determination of how benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority.

As a result of the implementation of FIN 48, the Company recorded a non-cash cumulative transition charge of approximately $1.4 million as a reduction of retained earnings (see unaudited condensed consolidated statement of stockholders’ equity). As of April 2, 2007, the Company had $3.3 million of unrecognized tax benefits, of which approximately $0.7 million would impact the effective tax rate if recognized. As of October 14, 2007, the Company had $3.5 million of unrecognized tax benefits, of which approximately $0.7 million would impact the tax rate, if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of April 2, 2007, the Company had approximately $0.4 million accrued for the payment of interest and approximately $0.6 million accrued for the payment of penalties related to unrecognized tax benefits. As of October 14, 2007, the Company had approximately $0.5 million accrued for the payment of interest and approximately $0.6 million accrued for the payment of penalties related to unrecognized tax benefits.

The unrecognized tax benefits and related interest and penalties are classified as other long term liabilities in the accompanying condensed consolidated balance sheet.

The Company files income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, the Company is no longer subject to federal and state income tax examinations for years prior to 2003.

During the seven periods ended October 14, 2007, the Company recognized approximately $0.2 million in potential interest and penalties associated with unrecognized tax benefits.

The Company is in the process of applying for accounting method changes concerning the timing of certain deductions for income tax purposes, which are expected to be filed with the Internal Revenue Service during the current fiscal year. The Company estimates that, if approved by the Internal Revenue Service, the amount of unrecognized tax benefits could be reduced by approximately $2.7 million.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock (in thousands):

	Three Periods Ended		Seven Periods Ended
	October 14,	October 8,	October 14,	October 8,
	2007	2006	2007	2006
Net income, as reported	$2,509	$2,623	$6,715	$7,144
Less: Accretion of issuance costs
and preferred stock dividends	250	250	584	584
Income for computation of basic
earnings per common share	2,259	2,373	6,131	6,560
Add: Accretion of issuance costs
and preferred stock dividends	250	250	584	584
Income for computation of diluted
earnings per common share	$2,509	$2,623	$6,715	$7,144

	Three Periods Ended		Seven Periods Ended
	October 14,	October 8,	October 14,	October 8,
	2007	2006	2007	2006
Weighted average number of
common shares used in
basic earnings per share	15,222	14,873	15,103	14,783
Effect of dilutive securities:
Stock options	352	755	410	821
Series B Preferred Stock	1,582	1,600	1,582	1,600

Weighted average number of
common shares and dilutive
potential common stock used
in diluted earnings per share	17,156	17,228	17,095	17,204

Stock options to purchase 105,000 shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect for the three and seven periods ended October 14, 2007. For the three and seven periods ended October 8, 2006, no stock options to purchase common stock were excluded from the calculation of diluted earnings per share.

7.	Stock-Based Compensation

The Company maintains employee stock option plans adopted in 1997 and 2000 and various directors’ stock option plans. These plans make available for stock option grants a total of 4.7 million shares of Class A Stock. As of October 14, 2007, of these amounts, the Company had granted options to purchase 3.1 million shares of Class A Stock, respectively, leaving 1.6 million shares available for future grants.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On November 2, 2007, the Company’s shareholders approved the 2007 Equity Incentive Plan. All future awards will be granted under the 2007 Equity Incentive Plan. Therefore, the Company will no longer grant options under any of the other plans, including: the 2003 Directors’ Stock Option Plan, 2000 Employees Class A Stock Option Plan, 1997 Employees Class A Stock Option Plan, and Amended and Restated Directors’ Stock Option Plan. The number of shares of Class A stock available for grant under the 2007 Equity Incentive Plan is 750,000, of which a maximum of 550,000 may be issued upon the exercise of incentive stock options.

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

The Company recorded approximately $128,000 (approximately $82,000 net of tax) and approximately $300,000 (approximately $192,000 net of tax) in stock compensation expense during the three and seven periods ended October 14, 2007, respectively. The Company recorded approximately $79,000 (approximately $51,000 net of tax) and approximately $183,000 (approximately $119,000 net of tax) in stock compensation expense during the three and seven periods ended October 8, 2006, respectively.

There were no options granted during the three and seven periods ended October 14, 2007 and October 8, 2006.  Assumptions used in estimating the fair value of options granted during the remainder of fiscal 2007 are described in Note 1 to the consolidated financial statements for the year ended April 1, 2007 appearing in the Company’s Annual Report on Form 10-K.

The following is a summary of stock option activity for the seven periods ended October 14, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at April 1, 2007	1,560,922	$9.21	4.6	$15,048,000
Granted	-
Canceled/Expired	(1,164)	4.49
Exercised	(320,195)	8.01

Outstanding at October 14, 2007	1,239,563	$9.53	4.4	$11,160,000

Exercisable at October 14, 2007	1,139,563	$8.82	4.0	$11,052,000

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  For the three periods ended October 14, 2007 and October 8, 2006, the total intrinsic value of stock options exercised was approximately $708,000 and $169,000, respectively. For the seven periods ended October 14, 2007 and October 8, 2006, the total intrinsic value of stock options exercised was approximately $3.9 million and $2.7 million, respectively. Proceeds from stock options exercised during the seven periods ended October 14, 2007 and October 8, 2006 totaled approximately $2.6 million and $1.7 million, respectively.  Upon the exercise of stock options, shares are issued from new issuances of stock. The tax benefit realized for tax deductions from stock options exercised during the seven periods ended October 14, 2007 and October 8, 2006 totaled approximately $1.3 million and $863,000 respectively.  As of October 14, 2007, total unrecognized compensation cost related to non-vested share-base compensation totaled approximately $347,000 and is expected to be recognized over approximately 1.25 years.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On August 25, 2006, the former Minority Stockholders sued the Company. The suit (which was originally filed in the Supreme Court of the State of New York, County of New York, but has been removed to the United States District Court for the Southern District of New York) seeks an award of $10.7 million based on the former Minority Stockholders’ own calculation of the put option price formula and actions allegedly taken by the Company to reduce the value of the put option.

On September 13, 2007, the Company filed motions to dismiss the action, and the former Minority Stockholders filed a memorandum of law in opposition to the motions to dismiss on October 30, 2007. The Company intends to file reply memoranda of law in support of the motions to dismiss.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

Other Litigation
On May 17, 2007, Benihana Monterey Corporation, a subsidiary of the Company, filed a complaint in the action, Benihana Monterey Corporation v. Nara Benihana Monterey, Inc., et al, , pending in the Superior Court of California, County of Monterey.  The action was commenced against various defendants in connection with a default on a Promissory Note in the amount of $375,000 signed by one of the Company’s franchisees and a Personal Guaranty signed by the owner of such franchise.  The Company seeks $375,000 plus interest and costs and has attached certain of the defendants' assets by way of an Attachment Order.  The franchisee has filed a counter-claim alleging certain misrepresentations by the Company, and the Company has filed an answer to the counter-claim denying the allegations contained therein. The Company believes these allegations are without merit and is taking all appropriate actions to prosecute its claim.

On August 3, 2007, the Company was served with a complaint in the action, National Cable Communications, LLC v. The Romann Group and Benihana Inc., pending in the Supreme Court of the State of New York.  In this action, plaintiff alleges that the Company is jointly and severally liable with its co-defendant, the Romann Group, for spot cable advertisements allegedly purchased by Romann Group, on behalf of the Company and placed by plaintiff.  Plaintiff's complaint demands judgment of approximately $570,000 plus interest, costs and disbursements.  The Company has answered the complaint, denying liability with respect to the plaintiff’s claims. The Company has also asserted cross-claims against the Romann Group and will vigorously defend against the claim.

The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business, which the Company does not believe will materially impact results of operations.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supply Agreements
The Company has entered into non-cancellable supply agreements for the purchase of beef and certain seafood items, in the normal course of business, at fixed prices for periods generally between six and twelve months. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

9.	Restaurant Operating Expenses

Restaurant operating expenses consist of the following (in thousands):

	Three Periods Ended		Seven Periods Ended
	October 14,	October 8,	October 14,	October 8,
	2007	2006	2007	2006

Labor and related costs	$22,922	$20,231	$52,787	$46,555
Restaurant supplies	1,501	1,403	3,537	3,083
Credit card discounts	1,274	1,088	2,927	2,557
Utilities	1,945	1,750	4,192	3,688
Occupancy costs	3,899	3,520	9,360	8,221
Depreciation and amortization	3,837	2,939	8,738	7,164
Other restaurant operating expenses	5,290	4,456	11,724	10,333
Total restaurant operating expenses	$40,668	$35,387	$93,265	$81,601

10.	Segment Reporting

The Company’s reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company manages operations by restaurant concept. The table below presents information about reportable segments (in thousands):

	Three Periods Ended
	October 14, 2007
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Revenues	$48,971	$10,106	$7,509	$-	$383	$66,969

Income from operations	5,211	270	1,024	-	(2,659)	3,846

Capital expenditures	8,131	1,943	6,078	-	-	16,152

	Three Periods Ended
	October 8, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Revenues	$43,205	$8,210	$7,168	$-	$346	$58,929

Income from operations	4,175	570	1,138	-	(1,964)	3,919

Capital expenditures	7,623	2,557	105	-	-	10,285

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Seven Periods Ended
	October 14, 2007
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Revenues	$114,485	$23,556	$17,914	$-	$949	$156,904

Income from operations	13,265	1,091	2,768	-	(6,710)	10,414

Capital expenditures	19,544	3,892	7,130	-	-	30,566

	Seven Periods Ended
	October 8, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Revenues	$101,695	$19,499	$16,600	$185	$843	$138,822

Income from operations	11,002	1,647	3,031	69	(5,010)	10,739

Capital expenditures	18,317	4,564	440	-	-	23,321

Revenues for each of the segments consist of restaurant sales. Franchise revenues, while generated from Benihana franchises, have not been allocated to the Teppanyaki segment.  Franchise revenues are reflected as corporate revenues.

11.	Related Party Transaction

During October 2007, the Company entered into a lease for a Benihana restaurant to be located in Orlando, Florida. The landlord is Bluegreen Vacations Unlimited, Inc., a subsidiary of Bluegreen Corporation. Two directors of the Company are also directors of Bluegreen Corporation.

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

The following tables reflect changes in restaurant count during the three and seven periods ended October 14, 2007 and October 8, 2006:

	Three Periods Ended
	October 14, 2007
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant count, beginning of period	59	14	7	-	80
Openings	1	-	-	-	1

Restaurant count, end of period	60	14	7	-	81

	Three Periods Ended
	October 8, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant count, beginning of period	57	11	7	-	75
Acquisition	1	-	-	-	1

Restaurant count, end of period	58	11	7	-	76

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Seven Periods Ended
	October 14, 2007
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant count, beginning of period	59	13	7	-	79
Openings	2	1	-	-	3
Closings	(1)	-	-	-	(1)

Restaurant count, end of period	60	14	7	-	81

	Seven Periods Ended
	October 8, 2006
	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant count, beginning of period	56	9	7	1	73
Openings	1	2	-	-	3
Acquisition	1				1
Sale to Related Party	-	-	-	(1)	(1)

Restaurant count, end of period	58	11	7	-	76

Revenues increased 13.6% and 13.0% in the current three and seven periods ended October 14, 2007, respectively, when compared to the corresponding period a year ago.  Net income decreased 4.3% and 6.0% in the current three and seven periods ended October 14, 2007, respectively, when compared to the corresponding period a year ago.  Earnings per diluted share were unchanged in the current three periods ended October 14, 2007 when compared to the corresponding period a year ago. Earnings per diluted share decreased, however, 7.1% in the current seven periods ended October 14, 2007, when compared to the corresponding period a year ago.  For purposes of calculating diluted earnings per share, the Company experienced a decrease of .4% and .6% in the diluted weighted average shares outstanding for the current three and seven periods ended October 14, 2007 when compared to the corresponding period a year ago.

REVENUES

Three Periods Ended October 14, 2007 Compared to October 8, 2006:

The amounts of revenues and the changes in amount and percentage change in amount of revenues when compared to the same period in the prior year are shown in the following tables (in thousands):

	Three Periods Ended		Change
	October 14,	October 8,
	2007	2006	$	%

Restaurant sales	$66,586	$58,583	$8,003	13.7%
Franchise fees and royalties	383	346	37	10.7%
Total revenues	$66,969	$58,929	$8,040	13.6%

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Components of restaurant revenues consisted of the following (in thousands):

	Three Periods Ended		Change
	October 14,	October 8,
	2007	2006	$	%
Total restaurant sales
by concept:
Teppanyaki	$48,971	$43,205	$5,766	13.3%
RA Sushi	10,106	8,210	1,896	23.1%
Haru	7,509	7,168	341	4.8%
Sushi Doraku	-	-	-	-
Total restaurant sales	$66,586	$58,583	$8,003	13.7%

Comparable restaurant
sales by concept:
Teppanyaki	$42,796	$41,786	$1,010	2.4%
RA Sushi	8,464	8,215	249	3.0%
Haru	7,509	7,168	341	4.8%
Sushi Doraku	-	-	-	-
Total comparable restaurant sales	$58,769	$57,169	$1,600	2.8%

The increase in Teppanyaki comparable sales was primarily the result of an 8.8% increase in the average per person guest check, offset by a decrease of 5.6% in guest counts for Teppanyaki restaurants opened longer than one year. This decrease in guest counts was primarily experienced in lunch traffic, as dinner traffic continued to increase. RA Sushi’s increase in comparable sales was primarily driven by a 3.6% increase in the average per person guest check offset by a 0.5% decrease in guest counts at locations opened longer than one year.  Haru’s comparable sales increase was primarily comprised of a 3.5% increase in guest counts at locations opened longer than one year and a 1.6% increase in average per person guest check.

The following table summarizes the changes in restaurant sales between the three periods ended October 14, 2007 and October 8, 2006 (in thousands):

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant sales during the three
periods ended October 8, 2006	$43,205	$8,210	$7,168	$-	$58,583
Increase in comparable sales	1,010	249	341	-	1,600
Increase from new or
acquired restaurants	2,600	1,647	-	-	4,247
Decrease from closed or sold
restaurants	(567)	-	-	-	(567)
Increase from temporary
closures	2,723	-	-	-	2,723
Restaurant sales during the three
periods ended October 14, 2007	$48,971	$10,106	$7,509	$-	$66,586

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Seven Periods Ended October 14, 2007 Compared to October 8, 2006:

The amounts of revenues and the changes in amount and percentage change in amount of revenues when compared to the same period in the prior year are shown in the following tables (in thousands):

	Seven Periods Ended		Change
	October 14,	October 8,
	2007	2006	$	%

Restaurant sales	$155,955	$137,979	$17,976	13.0%
Franchise fees and royalties	949	843	106	12.6%
Total revenues	$156,904	$138,822	$18,082	13.0%

Components of restaurant revenues consisted of the following (in thousands):

	Seven Periods Ended		Change
	October 14,	October 8,
	2007	2006	$	%
Total restaurant sales
by concept:
Teppanyaki	$114,485	$101,695	$12,790	12.6%
RA Sushi	23,556	19,499	4,057	20.8%
Haru	17,914	16,600	1,314	7.9%
Sushi Doraku	-	185	(185)	-100.0%
Total restaurant sales	$155,955	$137,979	$17,976	13.0%

Comparable restaurant
sales by concept:
Teppanyaki	$100,370	$96,013	$4,357	4.5%
RA Sushi	20,249	19,504	745	3.8%
Haru	17,914	16,600	1,314	7.9%
Sushi Doraku	-	-	-	-
Total comparable restaurant sales	$138,533	$132,117	$6,416	4.9%

The increase in Teppanyaki comparable sales was the result of a 9.0% increase in the average per person guest check offset by a decrease of 3.8% in guest counts for Teppanyaki restaurants opened longer than one year. This decrease in guest counts was primarily experienced in lunch traffic, as dinner traffic continued to increase. RA Sushi’s increase in comparable sales was primarily driven by a 1.2% increase in guest counts at locations opened longer than one year and a 3.1% increase in the average per person guest check.  Haru’s comparable sales increase was primarily comprised of an 8.2% increase in guest counts at locations opened longer than one year and a 0.2% increase in average per person guest check.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the changes in restaurant sales between the seven periods ended October 14, 2007 and October 8, 2006 (in thousands):

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant sales during the seven
periods ended October 8, 2006	$101,695	$19,499	$16,600	$185	$137,979
Increase in comparable sales	4,357	745	1,314	-	6,416
Increase from new or
acquired restaurants	6,709	3,312	-	-	10,021
Decrease from closed or sold
restaurants	(991)	-	-	(185)	(1,176)
Increase from temporary
closures	2,715	-	-	-	2,715
Restaurant sales during the seven
periods ended October 14, 2007	$114,485	$23,556	$17,914	$-	$155,955

COSTS AND EXPENSES

Three Periods Ended October 14, 2007 Compared to October 8, 2006:

The following table summarizes costs and expenses by concept, as well as consolidated, for the three periods ended October 14, 2007 and October 8, 2006 (in thousands):

	Three Periods Ended
	October 14, 2007
				Sushi
	Teppanyaki	RA Sushi	Haru	Doraku	Corporate	Consolidated

Cost of food and beverage sales	$11,470	$2,510	$1,683	$-	$-	$15,663
Restaurant operating expenses	30,385	6,041	4,242	-	-	40,668
Restaurant opening costs	212	263	277	-	-	752
Marketing, general and
administrative expenses	1,693	1,022	283	-	3,042	6,040
Total operating expenses	$43,760	$9,836	$6,485	$-	$3,042	$63,123

	Three Periods Ended
	October 8, 2006
				Sushi
	Teppanyaki	RA Sushi	Haru	Doraku	Corporate	Consolidated

Cost of food and beverage sales	$10,600	$2,116	$1,620	$-	$-	$14,336
Restaurant operating expenses	26,434	4,823	4,130	-	-	35,387
Restaurant opening costs	150	79	1	-	-	230
Marketing, general and
administrative expenses	1,846	622	279	-	2,310	5,057
Total operating expenses	$39,030	$7,640	$6,030	$-	$2,310	$55,010

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as consolidated, for the three periods ended October 14, 2007 and October 8, 2006:

	Three Periods Ended
	October 14, 2007
				Sushi
	Teppanyaki	RA Sushi	Haru	Doraku	Consolidated

Cost of food and beverage sales	23.4%	24.8%	22.4%	-	23.5%
Restaurant operating expenses	62.0%	59.8%	56.5%	-	61.1%
Restaurant opening costs	0.4%	2.6%	3.7%	-	1.1%
Marketing, general and				-
administrative expenses	3.5%	10.1%	3.8%	-	9.1%
Total operating expenses	89.3%	97.3%	86.4%	-	94.8%

	Three Periods Ended
	October 8, 2006
				Sushi
	Teppanyaki	RA Sushi	Haru	Doraku	Consolidated

Cost of food and beverage sales	24.5%	25.8%	22.6%	-	24.5%
Restaurant operating expenses	61.2%	58.7%	57.6%	-	60.4%
Restaurant opening costs	0.3%	1.0%	0.0%	-	0.4%
Marketing, general and				-
administrative expenses	4.3%	7.6%	3.9%	-	8.6%
Total operating expenses	90.3%	93.1%	84.1%	-	93.9%

Cost of food and beverage sales
The cost of food and beverage sales increased in the current three periods in total dollar amount, but decreased when expressed as a percentage of restaurant sales when compared to the corresponding period a year ago. Cost of food and beverage sales, which are generally variable with sales, increased with the increase in restaurant sales during the current three periods ended October 14, 2007. The decrease, when expressed as a percentage of sales, during the current three periods is attributable to menu price increases, effected at the beginning of the current fiscal year, at the Company’s Teppanyaki locations, and during the current three periods, at the Company’s RA Sushi and Haru locations. The Teppanyaki menu prices were increased by approximately 7% and the RA Sushi and Haru menu prices were increased by approximately 3% in order to offset increases in commodity costs and minimum wage rates.

Restaurant operating expenses
Restaurant operating expenses increased in amount and when expressed as a percentage of restaurant sales when compared to the corresponding period a year ago. The majority of the increase is consistent with the increase in sales experienced between periods. The Company also recognized additional depreciation expense totaling approximately $0.8 million during the three periods ended October 14, 2007 and approximately $0.3 million for the three periods ended October 8, 2006, which resulted from reevaluating the remaining useful lives of assets at Teppanyaki restaurants to be renovated as part of its rejuvenation program. Additionally, during the three periods ended October 14, 2007, the Company continued to incur approximately $0.3 million in ongoing expenses at Teppanyaki restaurants temporarily closed for remodeling, while during the three periods ended October 8, 2006, the Company incurred approximately $0.4 million in ongoing expenses at temporarily closed locations.

Restaurant opening costs
Restaurant opening costs increased in the three periods ended October 14, 2007 compared to the prior year corresponding period.  The increase in the current three periods when compared to the equivalent period a year ago is attributable to increased development activity.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marketing, general and administrative costs
Marketing, general and administrative costs increased in absolute amount and when expressed as a percentage of sales in the three periods ended October 14, 2007 when compared to the prior year corresponding period. These increases are directly related to the continued expansion of the Company’s infrastructure to support planned development, as evidenced at RA Sushi and on a consolidated basis. Accordingly, the Company expects marketing, general and administrative costs, when expressed as a percentage of sales, to be greater than the prior year on an annualized basis.

Interest income, net and income taxes
Interest income, net decreased in the three periods ended October 14, 2007 when compared to the corresponding period of the prior year. Interest income, net has decreased due to decreased cash balances during the current periods compared to the equivalent period a year ago.

The Company’s effective income tax rate was 36.2% and 35.1%, for the current three periods ended October 14, 2007 and October 8, 2006, respectively. The effective income tax rate was adversely impacted by interest and penalties accrued during the current fiscal quarter, as a result of adopting FIN 48.

Seven Periods Ended October 14, 2007 Compared to October 8, 2006:

The following table summarizes costs and expenses by concept, as well as consolidated, for the seven periods ended October 14, 2007 and October 8, 2006 (in thousands):

	Seven Periods Ended
	October 14, 2007
				Sushi
	Teppanyaki	RA Sushi	Haru	Doraku	Corporate	Consolidated

Cost of food and beverage sales	$26,902	$5,805	$3,991	$-	$-	$36,698
Restaurant operating expenses	69,615	13,766	9,884	-	-	93,265
Restaurant opening costs	471	560	430	-	-	1,461
Marketing, general and
administrative expenses	4,232	2,334	841	-	7,659	15,066
Total operating expenses	$101,220	$22,465	$15,146	$-	$7,659	$146,490

	Seven Periods Ended
	October 8, 2006
				Sushi
	Teppanyaki	RA Sushi	Haru	Doraku	Corporate	Consolidated

Cost of food and beverage sales	$24,731	$4,976	$3,695	$63	$-	$33,465
Restaurant operating expenses	61,257	10,982	9,309	53	-	81,601
Restaurant opening costs	347	363	1	-	-	711
Marketing, general and
administrative expenses	4,358	1,531	564	-	5,853	12,306
Total operating expenses	$90,693	$17,852	$13,569	$116	$5,853	$128,083

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as consolidated, for the seven periods ended October 14, 2007 and October 8, 2006:

	Seven Periods Ended
	October 14, 2007
				Sushi
	Teppanyaki	RA Sushi	Haru	Doraku	Consolidated

Cost of food and beverage sales	23.5%	24.6%	22.3%	-	23.5%
Restaurant operating expenses	60.8%	58.4%	55.2%	-	59.8%
Restaurant opening costs	0.4%	2.4%	2.4%	-	0.9%
Marketing, general and
administrative expenses	3.7%	9.9%	4.7%	-	9.7%
Total operating expenses	88.4%	95.3%	84.6%	-	93.9%

	Seven Periods Ended
	October 8, 2006
				Sushi
	Teppanyaki	RA Sushi	Haru	Doraku	Consolidated

Cost of food and beverage sales	24.3%	25.5%	22.3%	34.1%	24.3%
Restaurant operating expenses	60.2%	56.3%	56.1%	28.6%	59.1%
Restaurant opening costs	0.3%	1.9%	0.0%	0.0%	0.5%
Marketing, general and
administrative expenses	4.3%	7.9%	3.4%	0.0%	8.9%
Total operating expenses	89.1%	91.6%	81.8%	62.7%	92.8%

Cost of food and beverage sales
The cost of food and beverage sales increased in the current seven periods in total dollar amount, but decreased when expressed as a percentage of restaurant sales when compared to the corresponding period a year ago. Cost of food and beverage sales, which are generally variable with sales, increased with the increase in restaurant sales during the current seven periods ended October 14, 2007. The decrease, when expressed as a percentage of sales, during the current seven periods is attributable to menu price increases, effected at the beginning of the current fiscal year, at the Company’s Teppanyaki locations, and during the current three periods ended October 14, 2007, at the Company’s RA Sushi and Haru locations. The Teppanyaki menu prices were increased by approximately 7%, and the RA Sushi and Haru menu prices were increased by approximately 3% in order to offset increases in commodity costs and minimum wage rates.

Restaurant operating expenses
Restaurant operating expenses increased in amount and when expressed as a percentages of restaurant sales when compared to the corresponding period a year ago. The majority of the increase is consistent with the increase in sales experienced between periods. The Company also recognized additional depreciation expense totaling approximately $1.8 million during the seven periods ended October 14, 2007 and approximately $1.3 million for the seven periods ended October 8, 2006, which resulted from reevaluating the remaining useful lives of assets at Teppanyaki restaurants to be renovated as part of its rejuvenation program. Additionally, during the seven periods ended October 14, 2007, the Company continued to incur approximately $1.2 million in ongoing expenses at Teppanyaki restaurants temporarily closed for remodeling, while during the first seven periods of fiscal 2007, the Company incurred approximately $0.8 million in ongoing expenses at temporarily closed locations.

Restaurant opening costs
Restaurant opening costs increased in the seven periods ended October 14, 2007 compared to the prior year corresponding period.  The increase in the seven periods ended October 14, 2007 when compared to the equivalent period a year ago is attributable to increased development activity.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marketing, general and administrative costs
Marketing, general and administrative costs increased in absolute amount and when expressed as a percentage of sales in the seven periods ended October 14, 2007 when compared to the prior year corresponding period. These increases are directly related to the continued expansion of the Company’s infrastructure to support planned development, as evidenced at RA Sushi and on a consolidated basis. Accordingly, the Company expects marketing, general and administrative costs, when expressed as a percentage of sales, to be greater than the prior year on an annualized basis.

Interest income, net and income taxes
Interest income, net decreased in the seven periods ended October 14, 2007 when compared to the corresponding period of the prior year. Interest income, net has decreased due to decreased cash balances during the current periods compared to the equivalent period a year ago.

The Company’s effective income tax rate was 36.2% and 35.0%, for the seven periods ended October 14, 2007 and October 8, 2006, respectively. The effective income tax rate was adversely impacted by interest and penalties accrued during the current fiscal year, as a result of adopting FIN 48.

FINANCIAL RESOURCES

The Company presently has available up to $75 million from Wachovia Bank, National Association (“Wachovia”) under the terms of a line of credit entered on March 15, 2007. The line of credit facility allows the Company to borrow up to $75 million through March 15, 2012, and is secured by the assets of the Company. There are no scheduled payments prior to maturity. The Company can, however, prepay outstanding borrowings prior to that date. The Company has the option to pay interest at Wachovia’s prime rate plus an applicable margin or at the London interbank offering rate plus an applicable margin.  The interest rate may vary depending upon the ratio of the sum of earnings before interest, taxes, depreciation and amortization, as defined in the agreement, to its indebtedness. The Company also incurs a commitment fee on the unused balance available under the terms of the line of credit, based on a leverage ratio. The agreement requires that the Company maintain certain financial ratios and profitability amounts and limits the payment of cash dividends.

At October 14, 2007, the Company had $5.2 million outstanding under the line of credit facility at an interest rate of 5.94%; borrowings from which were used to fund capital expenditures in connection with its expansion and renovation program.  The amount available to be borrowed under the line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled approximately $1.0 million at October 14, 2007. Accordingly, at October 14, 2007, the Company had approximately $68.8 million available for borrowing under the line of credit facility.

As of October 14, 2007, the Company was in compliance with all covenants of the Company’s credit agreement with Wachovia.

Additionally, as further discussed in Part II. Item 1, Legal Proceedings, on August 25, 2006, the former Minority Stockholders of Haru Holding Corp. (“Haru”) sued the Company seeking an award of $10.7 million in respect of the exercise of the put option on their remaining 20% interest in Haru.  The Company believes that it has correctly calculated the put option price at $3.7 million and has recorded a $3.7 million liability with respect thereto.  However, there can be no assurance as to the outcome of this litigation.

The Company has entered into non-cancellable supply agreements for the purchase of beef and certain seafood items, in the normal course of business, at fixed prices for periods generally between six and twelve months.  These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance such items.  As a result, many restaurant businesses, including the Company, operate with negative working capital.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

	Seven Periods Ended
	October 14,	October 8,
	2007	2006

Cash provided by operating activities	$19,528	$15,846
Cash used in investing activities	(30,499)	(22,851)
Cash provided by (used in) financing activities	8,306	(398)
Decrease in cash and cash equivalents	$(2,665)	$(7,403)

The Company has undertaken a design initiative to develop a prototype Benihana Teppanyaki restaurant to improve the unit-level economics while shortening construction time and improving decor. The restaurant in Miramar, Florida, which opened during June 2006, was the first restaurant to feature the new prototype design.  Under a renovation program commenced during 2005, the Company is also using many of the design elements of the new prototype to refurbish the Company’s older Teppanyaki restaurant units.

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

As of November 20, 2007, the Company has completed fourteen renovations, including four minor renovations. The Company expects to complete another two renovations by the end of the current fiscal year, with six more in progress. Renovations currently require on average, between $2.0 million and $2.3 million in capital expenditures per unit, with an average of 20 to 24 weeks loss of business.  The cost to remodel each unit is directly dependent on the scope of work to be performed at each location.  Management is continuously reviewing the extent of work to be performed at these sites.  The scope of work may be impacted by the age of the location, current condition of the location, as well as local permitting requirements.  The scope of work will vary by location.  Some locations will undergo a limited remodel, while others will undergo a complete renovation and a major facility upgrade of its HVAC, electrical and plumbing systems.  Where possible, the Company may also increase seating capacity at restaurants undergoing renovation. Management believes the long-term benefits of the revitalization initiative far outweigh the costs.  The renovation of the Company’s older Teppanyaki units is necessary to ensure the continued relevance of the Benihana brand, and the program will enhance the Company’s leadership position as the premier choice for Japanese-style dining.

Other future capital requirements depend on numerous factors, including market acceptance of products, the timing and rate of expansion of the business, acquisitions, and other factors.  The Company has experienced increases in its expenditures commensurate with growth in its operations and management anticipates that expenditures will continue to increase in the foreseeable future. As of November 20, 2007, the Company had nineteen restaurants under development, consisting of eight Benihana Teppanyaki restaurants, ten RA Sushi restaurants and one Haru restaurant. The Company expects to open six of these locations during the remainder of the current fiscal year, consisting of one Benihana, four RA Sushi and one Haru restaurant.

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

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 25, 2006, the former Minority Stockholders sued the Company. The suit (which was originally filed in the Supreme Court of the State of New York, County of New York but has been removed to the United States District Court for the Southern District of New York) seeks an award of $10.7 million based on the former Minority Stockholders’ own calculation of the put option price formula and actions allegedly taken by the Company to reduce the value of the put option.

On September 13, 2007, the Company filed motions to dismiss the action, and the former Minority Stockholders filed a memorandum of law in opposition to the motions to dismiss on October 30, 2007. The Company intends to file reply memoranda of law in support of the motions to dismiss.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit.  However, there can be no assurance as to the outcome of this litigation.

Management believes that the Company’s cash from operations and the funds available under its credit facility will provide sufficient capital to fund operations, the restaurant renovation program and restaurant expansion for at least the next twelve months.

Operating Activities

Net cash provided by operating activities totaled $19.5 million and $15.8 million for seven periods ended October 14, 2007 and October 8, 2006, respectively. The increase resulted mainly from the changes in working capital during the current seven periods when compared to the comparable seven periods a year ago.

Investing Activities

Capital expenditures for the seven periods ended October 14, 2007 and October 8, 2006 were $30.6 million and $20.4 million, respectively. Capital expenditures are expected to continue at increased levels, as the Company continues its renovation program and increases new store construction.

During April 2006, the Company sold its sole Sushi Doraku restaurant to Mr. Kevin Aoki, a former director of the Company and the Company’s former Vice President of Marketing. The restaurant facility was sold for $539,000, of which $515,000 was paid in cash and $24,000 as a note receivable payable over 12 months.

During September 2006, the Company completed the acquisition of a Benihana restaurant in Broomfield, Colorado that was previously owned and operated by a franchisee. The purchase price totaled $2.8 million, of which approximately $2.7 million was paid in cash and the remainder in other consideration.

Financing Activities

As previously discussed, the Company began drawing on its $75.0 million line of credit during the current fiscal quarter.  Additionally, the Company expects to continue to draw on the line of credit in the near future, as a result of planned development and renovations. During the seven periods ended October 14, 2007, the Company borrowed $13.2 million under the credit facility and made $8.0 million in payments.

During the seven periods ended October 8, 2006, the Company made $2.5 million in scheduled payments related to borrowings under a term loan with Wachovia Bank, which was repaid in full during fiscal year 2007.

During the seven periods ended October 14, 2007 and October 8, 2006, proceeds from stock option exercises were $2.6 million and $1.7 million, respectively.

During the seven periods ended October 14, 2007 and October 8, 2006, the Company paid approximately $748,000 and $496,000 in dividends on the Series B Preferred Stock, respectively.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations

Other than the liability recognized as a result of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), as described below, there were no material changes outside the ordinary course of business during the interim period.

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

On April 2, 2007, the Company adopted the provisions of FIN 48. FIN 48 addresses the determination of how benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority.

As a result of the implementation of FIN 48, the Company recorded a non-cash cumulative transition charge of approximately $1.4 million as a reduction of retained earnings (see unaudited condensed consolidated statement of stockholders’ equity). As of April 2, 2007, the Company had $3.3 million of unrecognized tax benefits, of which approximately $0.7 million would impact the effective tax rate if recognized. As of October 14, 2007, the Company had $3.5 million of unrecognized tax benefits, of which approximately $0.7 million would impact the tax rate, if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of April 2, 2007, the Company had approximately $0.4 million accrued for the payment of interest and approximately $0.6 million accrued for the payment of penalties related to unrecognized tax benefits. As of October 14, 2007, the Company had approximately $0.5 million accrued for the payment of interest and approximately $0.6 million accrued for the payment of penalties related to unrecognized tax benefits.

The Company files income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, the Company is no longer subject to federal and state income tax examinations for years prior to 2003.

During the seven periods ended October 14, 2007, the Company recognized approximately $0.2 million in potential interest and penalties associated with unrecognized tax benefits.

The Company is in the process of applying for accounting method changes concerning the timing of certain deductions for income tax purposes, which are expected to be filed with the Internal Revenue Service during the current fiscal year. The Company estimates that, if approved by the Internal Revenue Service, the amount of unrecognized tax benefits could be reduced by approximately $2.7 million.

There were no other significant changes to the Company’s accounting policies during the three and seven periods ended October 14, 2007.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently reviewing the provisions of SFAS 157 to determine the impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display the fair value of those affected assets and liabilities in the primary financial statements. SFAS 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Application of the standard is optional and any impacts are limited to those financial assets and liabilities to which SFAS 159 would be applied. The Company is currently reviewing the provisions of SFAS 159 to determine the impact, if elected, on its consolidated financial statements.

Forward-Looking Statements

This quarterly report contains various “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements represent the Company’s expectations or beliefs concerning future events, including unit growth, future capital expenditures, and other operating information.  A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including changes in consumer dining preferences, fluctuations in commodity prices, availability of qualified employees, changes in the general economy, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, harsh weather conditions in areas in which the Company and its franchisees operate restaurants or plan to build new restaurants, acceptance of the Company’s concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete restaurant construction and renovation programs and obtain governmental permits on a reasonably timely basis, an adverse outcome in the dispute between the Company and the Minority Stockholders of Haru, and other factors that the Company cannot presently foresee.

The Impact of Inflation

Inflation has not been a significant factor in the Company’s business for the past several years.  The Company has been able to keep increasing menu prices at a low level by strictly maintaining cost controls. At the beginning of the current fiscal year, the Company increased menu prices at its Teppanyaki locations by approximately 7%, and during the three periods ended October 14, 2007, the Company increased menu prices at its RA Sushi and Haru locations by approximately 3% in order to offset increases in commodity costs and minimum wage rates.

BENIHANA INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain risks of increasing interest rates and commodity prices.  The interest on the Company’s indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate.  The Company may protect itself from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels.  The Company has a policy not to use derivative agreements for trading purposes.  The Company has no derivative agreements as of October 14, 2007.

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

The Company has entered into supply agreements for the purchase of beef and certain seafood items, in the normal course of business, at fixed prices for periods generally between six and twelve months.  These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements.  These supply agreements are not considered derivative contracts.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15.  Based upon this evaluation as of October 14, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

BENIHANA INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

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

On August 25, 2006, the former Minority Stockholders sued the Company. The suit (which was originally filed in the Supreme Court of the State of New York, County of New York, but has since been removed to the United States District Court for the Southern District of New York) seeks an award of $10.7 million based on the former Minority Stockholders’ own calculation of the put option price formula and actions allegedly taken by the Company to reduce the value of the put option.

On September 13, 2007, the Company filed motions to dismiss the action, and the former Minority Stockholders filed a memorandum of law in opposition to the motions to dismiss on October 30, 2007. The Company intends to file reply memoranda of law in support of the motions to dismiss.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

Other Litigation

On May 17, 2007, Benihana Monterey Corporation, a subsidiary of the Company, filed a complaint in the action, Benihana Monterey Corporation v. Nara Benihana Monterey, Inc., et al, , pending in the Superior Court of California, County of Monterey.  The action was commenced against various defendants in connection with a default on a Promissory Note in the amount of $375,000 signed by one of the Company’s franchisees and a Personal Guaranty signed by the owner of such franchise.  The Company seeks $375,000 plus interest and costs and has attached certain of the defendants' assets by way of an Attachment Order.  The franchisee has filed a counter-claim alleging certain misrepresentations by the Company, and the Company has filed an answer to the counter-claim denying the allegations contained therein. The Company believes these allegations are without merit and is taking all appropriate actions to prosecute its claim.

On August 3, 2007, the Company was served with a complaint in the action, National Cable Communications, LLC v. The Romann Group and Benihana Inc., pending in the Supreme Court of the State of New York.  In this action, plaintiff alleges that the Company is jointly and severally liable with its co-defendant, the Romann Group, for spot cable advertisements allegedly purchased by Romann Group, on behalf of the Company, and placed by plaintiff.  Plaintiff's complaint demands judgment of approximately $570,000 plus interest, costs and disbursements. The Company has answered the complaint, denying liability with respect to the plaintiff’s claims. The Company has also asserted cross-claims against the Romann Group and will vigorously defend against the claim.

BENIHANA INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business, which the Company does not believe will materially impact results of operations.

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

Benihana Inc.
(Registrant)

Date: November 21, 2007	/s/ Joel A. Schwartz
Joel A. Schwartz
Chief Executive Officer
and Chairman of the
Board of Directors