Form 10-Q
period 2008-01-06
BENIHANA INC
filed 2008-02-15
CIK 935226

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 6, 2008

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

☒ Yes                ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer	☒	Accelerated filer

☐	Non-accelerated filer	☐	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes                ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $.10 par value, 6,300,921 shares outstanding at February 1, 2008

Class A Common Stock $.10 par value, 8,952,579 shares outstanding at February 1, 2008

BENIHANA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE TEN PERIODS ENDED JANUARY 6, 2008

BENIHANA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS- UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)

	January 6, 2008	April 1, 2007

Assets
Current Assets:
Cash and cash equivalents	$1,953	$8,449
Receivables, net	3,261	2,800
Inventories	5,966	5,729
Prepaid expenses and other current assets	3,506	2,784
Investment securities available for sale - restricted	860	841
Deferred income tax asset, net	2,273	931

Total current assets	17,819	21,534

Property and equipment, net	176,332	146,479
Goodwill	29,900	29,900
Deferred income tax asset, net	2,967	169
Other assets, net	6,610	6,207

Total assets	$233,628	$204,289

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,657	$9,318
Accrued expenses	25,228	20,663
Accrued put option liability	3,718	3,718
Income tax payable	555	136

Total current liabilities	38,158	33,835

Deferred obligations under operating leases	10,839	8,611
Borrowings under line of credit	6,931	—
Other long term liabilities	3,650	—

Total liabilities	59,578	42,446

Commitments and contingencies (Notes 4 and 8):

Convertible Preferred Stock - $1.00 par value; authorized -5,000,000 shares; Series B Mandatory Redeemable Convertible Preferred Stock - authorized - 800,000 shares; issued and outstanding –800,000 shares with a liquidation preference of $20 million plus accrued and unpaid dividends as of January 6, 2008	19,428	19,361

Stockholders’ Equity:
Common stock - $.10 par value; convertible into Class A common stock; authorized, 12,000,000 shares; issued and outstanding, 6,335,921 and 7,133,092 shares, respectively	633	713
Class A common stock - $.10 par value; authorized, 20,000,000 shares; issued and outstanding, 8,917,579 and 7,791,588 shares, respectively	892	779
Additional paid-in capital	67,961	63,563
Retained earnings	85,120	77,427
Accumulated other comprehensive income, net of tax	16	—

Total stockholders’ equity	154,622	142,482

Total liabilities, convertible preferred stock and stockholders’ equity	$233,628	$204,289

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share information)

	Three Periods Ended		Ten Periods Ended

	January 6, 2008	December 31, 2006	January 6, 2008	December 31, 2006

Revenues
Restaurant sales	$69,439	$61,867	$225,394	$199,846
Franchise fees and royalties	375	335	1,324	1,178

Total revenues	69,814	62,202	226,718	201,024

Costs and Expenses
Cost of food and beverage sales	16,343	15,153	53,041	48,618
Restaurant operating expenses	41,428	36,195	134,693	117,796
Restaurant opening costs	1,227	363	2,688	1,074
Marketing, general and administrative expenses	6,208	5,322	21,274	17,628

Total operating expenses	65,206	57,033	211,696	185,116

Income from operations	4,608	5,169	15,022	15,908
Interest income, net	147	33	258	285

Income before income taxes	4,755	5,202	15,280	16,193
Income tax provision	1,584	1,923	5,394	5,770

Net Income	3,171	3,279	9,886	10,423
Less: accretion of issuance costs and preferred stock dividends	250	272	834	834

Net income attributable to common stockholders	$2,921	$3,007	$9,052	$9,589

Earnings Per Share
Basic earnings per common share	$0.19	$0.20	$0.60	$0.65
Diluted earnings per common share	$0.19	$0.19	$0.58	$0.60

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Ten Periods Ended January 6, 2008
(In thousands, except share information)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net of tax	Total Stockholders’ Equity

Balance, April 1, 2007	$713	$779	$63,563	$77,427	$—	$142,482

Comprehensive income:

Net income				9,886		9,886

Unrealized gain on investment securities available for sale, net of tax					16	16

Total comprehensive income						9,902

Cummulative effect of accounting change (Note 5)				(1,355)		(1,355)

Issuance of 218,830 shares of Class A common stock from exercise of options		22	1,725			1,747

Issuance of 109,990 shares of common stock from exercise of options	11		867			878

Conversion of 907,161 shares of common stock into 907,161 shares of Class A common stock	(91)	91				—

Cash dividend paid in lieu of fractional shares on stock split				(4)		(4)

Dividends declared on Series B Preferred Stock				(767)		(767)

Accretion of issuance costs on Series B Preferred Stock				(67)		(67)

Stock based compensation			481			481

Tax benefit from stock option exercises			1,325			1,325

Balance, January 6, 2008	$633	$892	$67,961	$85,120	$16	$154,622

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Ten Periods Ended

	January 6, 2008	December 31, 2006

Operating Activities:
Net income	$9,886	$10,423
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	13,070	10,634
Deferred income taxes	(1,618)	(667)
Stock-based compensation	481	270
Tax benefit from stock option exercises	(1,325)	(1,075)
Loss on disposal of assets	679	120
Change in operating assets and liabilities that provided (used) cash:
Receivables	(1,514)	(423)
Inventories	(237)	466
Prepaid expenses and other current assets	(721)	(19)
Income taxes and other long term liabilities	1,507	4,137
Other assets	(994)	(156)
Accounts payable	757	(1,627)
Accrued expenses and deferred obligations under operating leases	5,176	3,016

Net cash provided by operating activities	25,147	25,099

Investing Activities:
Expenditures for property and equipment	(41,787)	(25,421)
Acquisition of business	—	(2,743)
Payment of contingent consideration on RA Sushi acquisition	—	(228)
Sale (purchase) of investment securities, available for sale, net	7	(107)
Cash proceeds from sale of Sushi Doraku	—	515
Collection on Sushi Doraku note	2	16
Cash proceeds from disposal of property and equipment	6	6

Net cash used in investing activities	(41,772)	(27,962)

Financing Activities:
Borrowings on line of credit	41,885	—
Repayments on line of credit	(34,954)	—
Repayment of long-term bank debt	—	(3,333)
Proceeds from issuance of common stock under exercise of stock options	2,625	2,061
Tax benefit from stock option exercises	1,325	1,075
Dividends paid on Series B Preferred Stock	(748)	(748)
Cash dividend paid in lieu of fractional shares on stock split	(4)	—

Net cash provided by (used in) financing activities	10,129	(945)

Net decrease in cash and cash equivalents	(6,496)	(3,808)
Cash and cash equivalents, beginning of period	8,449	18,303

Cash and cash equivalents, end of period	$1,953	$14,495

Supplemental Disclosures of Cash Flow Information:
Cash paid during the ten periods:
Interest	$232	$344
Income taxes	5,505	2,302
Noncash investing and financing activities:
Acquired property and equipment for which cash payments had not yet been made	$5,467	$2,466
Note receivable received as partial consideration for sale of location	—	24
Accrued but unpaid dividends on the Series B Preferred Stock	268	252
Unrealized gain on investment securities available for sale, net of tax	16	—

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General

The accompanying condensed consolidated balance sheet as of April 1, 2007, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and ten periods ended January 6, 2008 have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended April 1, 2007 appearing in the Benihana Inc. and Subsidiaries (the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the ten periods (forty weeks) ended January 6, 2008 and December 31, 2006 are not necessarily indicative of the results to be expected for the full year.

On May 18, 2007, the Company’s Board of Directors unanimously declared a three-for-two stock split to be effected by means of a dividend of one-half of one share of Common Stock for each outstanding share of Common Stock and each outstanding share of Class A Common Stock. The stock dividend was paid on June 15, 2007 to holders of record of the Common Stock and Class A Common Stock at the close of business on June 1, 2007. In lieu of distributing a fractional share of Common Stock, the Company paid to stockholders holding an odd number of shares of Common Stock or an odd number of shares of Class A Common Stock, an amount in cash equal to one-third of the closing price of the Common Stock on the NASDAQ National Market System on June 1, 2007, totaling approximately $4,000.

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

Certain amounts shown in the condensed consolidated statement of cash flows for the ten periods ended December 31, 2006 have been reclassified to conform to the current period condensed consolidated statement of cash flows presentation. The changes from amounts previously presented to the condensed consolidated statement of cash flows captions are described below:

-	Net decrease in cash and cash equivalents increased by approximately $107,000 during the ten periods ended December 31, 2006; and
-	Net cash used in investing activities increased by approximately $107,000 during the ten periods ended December 31, 2006.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for nonfinancial assets and liabilities, except those items recognized at fair value on an annual or more frequently recurring basis, for fiscal years beginning after November 15, 2008. The Company is currently reviewing the provisions of SFAS 157 to determine the impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display the fair value of those affected assets and liabilities in the primary financial statements. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. Application of the standard is optional and any impacts are limited to those financial assets and liabilities to which SFAS 159 would be applied. The Company is currently reviewing the provisions of SFAS 159 to determine the impact, if elected, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141R is not permitted. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

reporting period on or after December 15, 2008. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 160.

3.	Inventories

Inventories consist of the following (in thousands):

	January 6, 2008	April 1, 2007

Food and beverage	$2,575	$2,165
Supplies	3,391	3,564

	$5,966	$5,729

4.	Long-Term Debt

The Company presently has available up to $75 million from Wachovia Bank, National Association (“Wachovia”) under the terms of a line of credit facility entered into on March 15, 2007. The line of credit facility allows the Company to borrow up to $75 million through March 15, 2012, and is secured by the assets of the Company. There are no scheduled payments prior to maturity. The Company may, however, prepay outstanding borrowings prior to that date. The Company has the option to pay interest at Wachovia’s prime rate plus an applicable margin or at the London interbank offering rate plus an applicable margin. The interest rate may vary depending upon the ratio of the sum of the Company’s earnings before interest, taxes, depreciation and amortization, as defined in the agreement, to its indebtedness. The Company also incurs a commitment fee on the unused balance available under the terms of the line of credit, based on a leverage ratio. The agreement requires that the Company maintain certain financial ratios and profitability amounts and limits the payment of cash dividends.

At January 6, 2008, the Company had $6.9 million outstanding under the line of credit facility at an interest rate of 5.38%; borrowings from which were used to fund capital expenditures in connection with its expansion and renovation program. The amount available to be borrowed under the line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled approximately $1.0 million at January 6, 2008. Accordingly, at January 6, 2008, the Company had approximately $67.1 million available for borrowing under the line of credit facility.

As of January 6, 2008, the Company was in compliance with all covenants of the Company’s credit agreement with Wachovia.

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

As a result of the implementation of FIN 48, the Company recorded a non-cash cumulative transition charge of approximately $1.4 million as a reduction of retained earnings (see unaudited condensed consolidated statement of stockholders’ equity). As of April 2, 2007, the Company had $3.3 million of unrecognized tax benefits, of which approximately $0.7 million would impact the effective tax rate if recognized. As of January 6, 2008, the Company had $3.5 million of unrecognized tax benefits, of which approximately $0.5 million would impact the tax rate, if recognized.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of April 2, 2007, the Company had approximately $0.4 million accrued for the payment of interest and approximately $0.6 million accrued for the payment of penalties related to unrecognized tax benefits. As of January 6, 2008, the Company had approximately $0.4 million accrued for the payment of interest and approximately $0.5 million accrued for the payment of penalties related to unrecognized tax benefits.

The unrecognized tax benefits and related interest and penalties are generally classified as other long term liabilities in the accompanying 2008 condensed consolidated balance sheet. However, approximately $0.4 million is classified as current income tax payable in the accompanying 2008 condensed consolidated balance sheet.

The Company files income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, the Company is no longer subject to federal and state income tax examinations for years prior to fiscal year 2005.

During the ten periods ended January 6, 2008, the Company recognized approximately $0.2 million in potential interest and penalties associated with unrecognized tax benefits.

The Company is in the process of applying for accounting method changes concerning the timing of certain deductions for income tax purposes, which are expected to be filed with the Internal Revenue Service during the current fiscal year. The Company estimates that, if approved by the Internal Revenue Service, the amount of unrecognized tax benefits could be reduced by approximately $2.9 million within the next twelve months.

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

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock (in thousands):

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Periods Ended		Ten Periods Ended

	January 6, 2008	December 31, 2006	January 6, 2008	December 31, 2006

Net income, as reported	$3,171	$3,279	$9,886	$10,423
Less: Accretion of issuance costs and preferred stock dividends	250	272	834	834

Income for computation of basic earnings per common share	2,921	3,007	9,052	9,589
Add: Accretion of issuance costs and preferred stock dividends	250	272	834	834

Income for computation of diluted earnings per common share	$3,171	$3,279	$9,886	$10,423

	Three Periods Ended		Ten Periods Ended

	January 6, 2008	December 31, 2006	January 6, 2007	December 31, 2006

Weighted average number of common shares used in basic earnings per share	15,252	14,889	15,147	14,814
Effect of dilutive securities:
Stock options	278	845	387	828
Series B Preferred Stock	1,600	1,599	1,600	1,599

Weighted average number of common shares and dilutive potential common stock used in diluted earnings per share	17,130	17,333	17,134	17,241

Stock options to purchase 255,000 shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect for the three and ten periods ended January 6, 2008. For the three and ten periods ended December 31, 2006, no stock options to purchase common stock were excluded from the calculation of diluted earnings per share.

7.	Stock-Based Compensation

On November 2, 2007, the Company’s shareholders approved the 2007 Equity Incentive Plan. As of that date, all future awards are to be granted under the 2007 Equity Incentive Plan. Therefore, the Company no longer grants options under any of its previously approved plans, including: the 2003 Directors’ Stock Option Plan, 2000 Employees Class A Stock Option Plan, 1997 Employees Class A Stock Option Plan, and Amended and Restated Directors’ Stock Option Plan (together, the “Prior Option Plans”). All outstanding options issued under such Prior Option Plans will not be affected and will continue to be outstanding in accordance with their terms and the terms of the Prior Option Plan pursuant to which they were issued. The number of shares of Class A stock available for grant under the 2007 Equity Incentive Plan is 750,000, of which a maximum of 550,000 may be issued upon the exercise of incentive stock options. As of January 6, 2008, of these amounts, the Company has granted options to purchase 70,000 shares of Class A Stock, leaving 680,000 shares available for future grants.

The purpose of the 2007 Equity Incentive Plan is to enable the Company to attract, retain and motivate key employees and non-employee directors by providing them equity participation. The plan provides for incentive stock options (ISO’s) under Section 422 of the Internal Revenue Code of 1986, as amended, and for options which are not ISO’s, stock appreciation rights (SARs), stock grants and stock equivalent units. Options, SARs and stock equivalent units granted under the employee plans may not have terms exceeding ten years (in the case of optionees holding 10% or more of the combined voting rights of the

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company’s securities, ISO’s may not have terms exceeding five years), and may not provide for an option exercise price of less than 100% of the fair market value of the Company’s Class A Stock on the day of the grant (110% of such fair market value in the case of optionees holding 10% or more of the combined voting rights of the Company’s securities).

The Company recorded approximately $0.2 million (approximately $0.1 million, net of tax) and approximately $0.5 million (approximately $0.3 million, net of tax) in stock compensation expense during the three and ten periods ended January 6, 2008, respectively. The Company recorded approximately $0.1 million (approximately less than $0.1 million, net of tax) and approximately $0.3 million (approximately $0.2 million, net of tax) in stock compensation expense during the three and ten periods ended December 31, 2006, respectively.

Options to purchase 70,000 shares of Class A common stock were granted during the three and ten periods ended January 6, 2008. Options to purchase 70,000 shares of Class A Common Stock and 35,000 shares of Common Stock, as adjusted, were granted during the three and ten periods ended December 31, 2006. The following assumptions were used in the Black-Scholes option pricing model used in valuing options granted: a risk-free interest rate of 3.4% and 4.6% for fiscal years 2008 and 2007, respectively; an expected life of three years; no expected dividend yield; and a volatility factor of 46% and 44% for fiscal years 2008 and 2007, respectively.

The following is a summary of stock option activity for the ten periods ended January 6, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at April 1, 2007	1,560,922	$9.21	4.6	$15,048,000
Granted	70,000	16.36
Canceled/Expired	(11,164)	17.33
Exercised	(328,820)	7.99

Outstanding at January 6, 2008	1,290,938	$9.84	4.5	$2,804,000

Exercisable at January 6, 2008	1,189,271	$9.22	4.0	$2,804,000

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. For the three periods ended January 6, 2008 and December 31, 2006, the total intrinsic value of stock options exercised was approximately $0.1 million and $0.5 million, respectively. For the ten periods ended January 6, 2008 and December 31, 2006, the total intrinsic value of stock options exercised was approximately $4.0 million and $3.2 million, respectively. Proceeds from stock options exercised during the ten periods ended January 6, 2008 and December 31, 2006 totaled approximately $2.6 million and $2.1 million, respectively. Upon the exercise of stock options, shares are issued from new issuances of stock. The tax benefit realized for tax deductions from stock options exercised during the ten periods ended January 6, 2008 and December 31, 2006 totaled approximately $1.3 million and $1.1 million, respectively. As of January 6, 2008, total unrecognized compensation cost related to non-vested share-based compensation totaled approximately $0.6 million and is expected to be recognized over approximately 2 years.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On December 19, 2007, the Court dismissed all of the claims against the Company, except for the breach of fiduciary duty and breach of contract claims. On January 25, 2008, the Company filed its Answer and Affirmative Defenses to the Amended Complaint. The Court has set a discovery deadline of July 25, 2008.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

Other Litigation

On May 17, 2007, Benihana Monterey Corporation, a subsidiary of the Company, filed a complaint in the action, Benihana Monterey Corporation v. Nara Benihana Monterey, Inc., et al, , pending in the Superior Court of California, County of Monterey. The action was commenced against various defendants in connection with a default on a Promissory Note in the amount of $375,000 signed by one of the Company’s franchisees and a Personal Guaranty signed by the owner of such franchise. The Company seeks $375,000 plus interest and costs and has attached certain of the defendants’ assets by way of an Attachment Order. The franchisee has filed a counter-claim alleging certain misrepresentations by the Company, and the Company has filed an answer to the counter-claim denying the allegations contained therein. The Company has sent defendants discovery requests to explore the defenses to its claim and the merits of the franchisee’s counter-claim. The Company believes these allegations are without merit and is taking all appropriate actions to prosecute its claim. The Company continues to evaluate the collectability of the outstanding balance. As of January 6, 2008, no loss for uncollectability had been recognized.

On August 3, 2007, the Company was served with a complaint in the action, National Cable Communications, LLC v. The Romann Group and Benihana Inc., pending in the Supreme Court of the State of New York. In this action, plaintiff alleges that the Company is jointly and severally liable with its co-defendant, the Romann Group, for spot cable advertisements allegedly purchased by Romann Group, on behalf of the Company and placed by plaintiff. Plaintiff’s complaint demands judgment of approximately $570,000 plus interest, costs and disbursements. The Company has answered the complaint, denying liability with respect to the plaintiff’s claims and has asserted cross-claims against the Romann Group. The Romann Group served its answer in this action denying the Company’s cross claims and asserted counterclaims against the plaintiff and cross-claims against the Company for unspecified damages. The Company believes that both the plaintiff’s and the Romann Group’s cross-claims are without merit and will vigorously defend against the claims.

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

9.	Restaurant Operating Expenses

Restaurant operating expenses consist of the following (in thousands):

	Three Periods Ended		Ten Periods Ended

	January 6, 2008	December 31, 2006	January 6, 2008	December 31, 2006

Labor and related costs	$23,673	$20,962	$76,460	$67,517
Restaurant supplies	1,630	1,487	5,167	4,570
Credit card discounts	1,354	1,143	4,281	3,700
Utilities	1,726	1,489	5,918	5,177
Occupancy costs	4,024	3,870	13,384	12,091
Depreciation and amortization	3,739	3,135	12,477	10,299
Other restaurant operating expenses	5,282	4,109	17,006	14,442

Total restaurant operating expenses	$41,428	$36,195	$134,693	$117,796

10.	Segment Reporting

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

The table below presents information about reportable segments (in thousands):

	Three Periods Ended

	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Revenues	$51,666	$9,731	$8,042	$—	$375	$69,814

Income (loss) from operations	7,032	(345)	664	—	(2,743)	4,608

Capital expenditures	6,077	2,638	2,506	—	—	11,221

	Three Periods Ended

	December 31, 2006

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Revenues	$46,061	$8,628	$7,178	$—	$335	$62,202

Income (loss) from operations	5,805	212	1,369	—	(2,217)	5,169

Capital expenditures	3,506	1,565	—	—	—	5,071

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Ten Periods Ended

	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Revenues	$166,151	$33,287	$25,956	$—	$1,324	$226,718

Income (loss) from operations	20,297	746	3,432	—	(9,453)	15,022

Capital expenditures	25,621	6,530	9,636	—	—	41,787

	Ten Periods Ended

	December 31, 2006

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Revenues	$147,756	$28,127	$23,778	$185	$1,178	$201,024

Income (loss) from operations	16,807	1,859	4,400	69	(7,227)	15,908

Capital expenditures	21,823	6,129	440	—	—	28,392

11.	Related Party Transaction

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

The following tables reflect changes in restaurant count during the three and ten periods January 6, 2008 and December 31, 2006:

	Three Periods Ended

	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant count, beginning of period	60	14	7	—	81
Openings	—	2	2	—	4

Restaurant count, end of period	60	16	9	—	85

	Three Periods Ended

	December 31, 2006

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant count, beginning of period	58	11	7	—	76
Openings	1	2	—	—	3

Restaurant count, end of period	59	13	7	—	79

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Ten Periods Ended

	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant count, beginning of period	59	13	7	—	79
Openings	2	3	2	—	7
Closings	(1)	—	—	—	(1)

Restaurant count, end of period	60	16	9	—	85

	Ten Periods Ended

	December 31, 2006

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant count, beginning of period	56	9	7	1	73
Openings	2	4	—	—	6
Acquisition	1	—	—	—	1
Sale to Related Party	—	—	—	(1)	(1)

Restaurant count, end of period	59	13	7	—	79

As of January 6, 2008, there were also 18 franchised Teppanyaki restaurants operating in the United States, Latin America and the Caribbean.

Revenues increased 12.2% and 12.8% in the current three and ten periods ended January 6, 2008, respectively, when compared to the corresponding period a year ago. Net income decreased 3.3% and 5.2% in the current three and ten periods ended January 6, 2008, respectively, when compared to the corresponding period a year ago. Earnings per diluted share were unchanged in the current three periods ended January 6, 2008 when compared to the corresponding period a year ago. Earnings per diluted share decreased 3.3% in the current ten periods ended January 6, 2008, when compared to the corresponding period a year ago. For purposes of calculating diluted earnings per share, the Company experienced a decrease of 1.2% and 0.6% in the diluted weighted average shares outstanding for the current three and ten periods ended January 6, 2008, respectively, when compared to the corresponding period a year ago.

REVENUES

Three Periods Ended January 6, 2008 Compared to December 31, 2006:

The amounts of revenues and the changes in amount and percentage change in amount of revenues when compared to the same period in the prior year are shown in the following tables (in thousands):

	Three Periods Ended		Change

	January 6, 2008	December 31, 2006	$	%

Restaurant sales	$69,439	$61,867	$7,572	12.2%
Franchise fees and royalties	375	335	40	11.9%

Total revenues	$69,814	$62,202	$7,612	12.2%

Components of restaurant revenues consisted of the following (in thousands):

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Periods Ended		Change

	January 6, 2008	December 31, 2006	$	%

Total restaurant sales by concept:
Teppanyaki	$51,666	$46,061	$5,605	12.2%
RA Sushi	9,731	8,628	1,103	12.8%
Haru	8,042	7,178	864	12.0%
Sushi Doraku	—	—	—	—

Total restaurant sales	$69,439	$61,867	$7,572	12.2%

Comparable restaurant sales by concept:
Teppanyaki	$45,145	$43,942	$1,203	2.7%
RA Sushi	8,321	8,628	(307)	-3.6%
Haru	7,190	7,178	12	0.2%
Sushi Doraku	—	—	—	—

Total comparable restaurant sales	$60,656	$59,748	$908	1.5%

The increase in Teppanyaki comparable sales was primarily the result of an 11.8% increase in the average per person guest check offset by a decrease of 8.0% in guest counts for Teppanyaki restaurants opened longer than one year. This decrease in guest counts was primarily experienced in lunch traffic. Comparable Teppanyaki guest counts during the dinner daypart decreased by 2.6%. RA Sushi’s decrease in comparable sales was primarily driven by a 5.8% decrease in guest counts at locations opened longer than one year offset by a 2.1% increase in the average per person guest check. Haru’s comparable sales increase was primarily comprised of a 3.7% increase in the average per person guest check offset by a decrease of 2.5% in guest counts at locations open longer than one year.

The Company believes that recent decreases in comparable guest counts are reflective of the current economic conditions impacting consumers.

The following table summarizes the changes in restaurant sales between the three periods ended January 6, 2008 and December 31, 2006 (in thousands):

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant sales during the three periods ended December 31, 2006	$46,061	$8,628	$7,178	$—	$61,867
Increase (decrease) in comparable sales	1,203	(307)	12	—	908
Increase from new restaurants	2,137	1,410	852	—	4,399
Decrease from closed restaurant	(664)	—	—	—	(664)
Increase from temporary closures	2,929	—	—	—	2,929

Restaurant sales during the three periods ended January 6, 2008	$51,666	$9,731	$8,042	$—	$69,439

Ten Periods Ended January 6, 2008 Compared to December 31, 2006:

The amounts of revenues and the changes in amount and percentage change in amount of revenues when compared to the same period in the prior year are shown in the following tables (in thousands):

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Ten Periods Ended		Change

	January 6, 2008	December 31, 2006	$	%

Restaurant sales	$225,394	$199,846	$25,548	12.8%
Franchise fees and royalties	1,324	1,178	146	12.4%

Total revenues	$226,718	$201,024	$25,694	12.8%

Components of restaurant revenues consisted of the following (in thousands):

	Ten Periods Ended		Change

	January 6, 2008	December 31, 2006	$	%

Total restaurant sales by concept:
Teppanyaki	$166,151	$147,756	$18,395	12.4%
RA Sushi	33,287	28,127	5,160	18.3%
Haru	25,956	23,778	2,178	9.2%
Sushi Doraku	—	185	(185)	-100.0%

Total restaurant sales	$225,394	$199,846	$25,548	12.8%

Comparable restaurant sales by concept:
Teppanyaki	$145,515	$139,955	$5,560	4.0%
RA Sushi	28,570	28,132	438	1.6%
Haru	25,104	23,778	1,326	5.6%
Sushi Doraku	—	—	—	—

Total comparable restaurant sales	$199,189	$191,865	$7,324	3.8%

The increase in Teppanyaki comparable sales was the result of a 9.9% increase in the average per person guest check offset by a decrease of 5.1% in guest counts for Teppanyaki restaurants opened longer than one year. This decrease in guest counts was primarily experienced in lunch traffic. Comparable Teppanyaki guest counts during the dinner daypart were unchanged in the current ten periods when compared to the corresponding period a year ago. RA Sushi’s increase in comparable sales was primarily driven by a 2.8% increase in the average per person guest check offset by a decrease of 0.8% in guest counts at locations opened longer than one year. Haru’s comparable sales increase was primarily comprised of a 5.1% increase in guest counts at locations opened longer than one year and a 1.1% increase in average per person guest check.

As noted above, the Company believes that recent decreases in comparable guest counts are reflective of the current economic conditions impacting consumers.

The following table summarizes the changes in restaurant sales between the ten periods ended January 6, 2008 and December 31, 2006 (in thousands):

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Total

Restaurant sales during the ten periods ended December 31, 2006	$147,756	$28,127	$23,778	$185	$199,846
Increase in comparable sales	5,560	438	1,326	—	7,324
Increase from new restaurants	8,846	4,722	852	—	14,420
Decrease from closed or sold restaurants	(1,655)	—	—	(185)	(1,840)
Increase from temporary closures	5,644	—	—	—	5,644

Restaurant sales during the ten periods ended January 6, 2008	$166,151	$33,287	$25,956	$—	$225,394

COSTS AND EXPENSES

Three Periods Ended January 6, 2008 Compared to December 31, 2006:

The following table summarizes costs and expenses by concept, as well as consolidated, for the three periods ended January 6, 2008 and December 31, 2006 (in thousands):

	Three Periods Ended

	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Cost of food and beverage sales	$12,163	$2,382	$1,798	$—	$—	$16,343
Restaurant operating expenses	30,459	6,054	4,915	—	—	41,428
Restaurant opening costs	196	713	318	—	—	1,227
Marketing, general and administrative expenses	1,816	927	347	—	3,118	6,208

Total operating expenses	$44,634	$10,076	$7,378	$—	$3,118	$65,206

	Three Periods Ended

	December 31, 2006

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Cost of food and beverage sales	$11,443	$2,141	$1,569	$—	$—	$15,153
Restaurant operating expenses	27,081	5,200	3,914	—	—	36,195
Restaurant opening costs	14	349	—	—	—	363
Marketing, general and administrative expenses	1,718	726	326	—	2,552	5,322

Total operating expenses	$40,256	$8,416	$5,809	$—	$2,552	$57,033

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as consolidated, for the three periods ended January 6, 2008 and December 31, 2006:

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Periods Ended

	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Consolidated

Cost of food and beverage sales	23.5%	24.5%	22.4%	—	23.5%
Restaurant operating expenses	59.0%	62.2%	61.1%	—	59.7%
Restaurant opening costs	0.4%	7.3%	4.0%	—	1.8%
Marketing, general and administrative expenses	3.5%	9.5%	4.3%	—	8.9%

Total operating expenses	86.4%	103.5%	91.7%	—	93.9%

	Three Periods Ended

	December 31, 2006

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Consolidated

Cost of food and beverage sales	24.8%	24.8%	21.9%	—	24.5%
Restaurant operating expenses	58.8%	60.3%	54.5%	—	58.5%
Restaurant opening costs	—	4.0%	—	—	0.6%
Marketing, general and administrative expenses	3.7%	8.4%	4.5%	—	8.6%

Total operating expenses	87.4%	97.5%	80.9%	—	92.2%

Cost of food and beverage sales

The cost of food and beverage sales increased in the current three periods in total dollar amount but decreased when expressed as a percentage of restaurant sales when compared to the corresponding period a year ago. Cost of food and beverage sales, which is generally variable with sales, increased with the increase in restaurant sales during the current three periods ended January 6, 2008. The decrease, when expressed as a percentage of sales, during the current three periods is attributable to menu price increases, effected at the beginning of the current fiscal year, at the Company’s Teppanyaki locations, and during three periods ended October 14, 2007, at the Company’s RA Sushi and Haru locations. The Teppanyaki menu prices were increased by approximately 7% and the RA Sushi and Haru menu prices were increased by approximately 3% in order to offset increases in commodity costs and minimum wage rates.

Restaurant operating expenses

Restaurant operating expenses increased in amount and when expressed as a percentage of restaurant sales when compared to the corresponding period a year ago. The majority of the increase is consistent with the increase in sales experienced between periods.

During the third quarter of fiscal 2007, the Company recognized business interruption insurance proceeds of approximately $0.3 million related to one of its Teppanyaki restaurants damaged by fire. No similar proceeds were recognized during the current year third quarter.

The Company recognized additional depreciation expense totaling approximately $0.3 million during both the three periods ended January 6, 2008 and the three periods ended December 31, 2006, which resulted from reevaluating the remaining useful lives of assets at Teppanyaki restaurants to be renovated as part of its rejuvenation program. During the three periods ended January 6, 2008 and December 31, 2006, the Company continued to incur approximately $0.2 million and $0.6 million in ongoing expenses at Teppanyaki restaurants temporarily closed for remodeling, respectively.

During the third quarter of fiscal 2008, inefficiencies associated with new store openings were realized because two new RA Sushi restaurants and two new Haru restaurants opened during the quarter. Operating efficiencies at RA Sushi were also negatively impacted by decreasing comparable sales during

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the current quarter.

Restaurant opening costs

Restaurant opening costs increased in the three periods ended January 6, 2008 compared to the prior year corresponding period. The increase in the current three periods when compared to the equivalent period a year ago is attributable to increased development activity.

Marketing, general and administrative costs

Marketing, general and administrative costs increased in absolute amount and when expressed as a percentage of sales in the three periods ended January 6, 2008 when compared to the prior year corresponding period. These increases are directly related to the continued expansion of the Company’s infrastructure to support planned development, as evidenced at RA Sushi and on a consolidated basis. Accordingly, the Company expects marketing, general and administrative costs, when expressed as a percentage of sales, to be greater than the prior year on an annualized basis.

Interest income, net and income taxes

Interest income, net increased in the three periods ended January 6, 2008 when compared to the corresponding period of the prior year.

The Company’s effective income tax rate was 33.3% and 37.0%, for the three periods ended January 6, 2008 and December 31, 2006, respectively. During the current quarter, the effective income tax rate was favorably impacted primarily by fluctuations in pretax book income as well as federal tax credits.

Ten Periods Ended January 6, 2008 Compared to December 31, 2006:

The following table summarizes costs and expenses by concept, as well as consolidated, for the ten periods ended January 6, 2008 and December 31, 2006 (in thousands):

	Ten Periods Ended

	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Cost of food and beverage sales	$39,065	$8,187	$5,789	$—	$—	$53,041
Restaurant operating expenses	100,074	19,820	14,799	—	—	134,693
Restaurant opening costs	667	1,273	748	—	—	2,688
Marketing, general and administrative expenses	6,048	3,261	1,188	—	10,777	21,274

Total operating expenses	$145,854	$32,541	$22,524	$—	$10,777	$211,696

	Ten Periods Ended

	December 31, 2006

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Corporate	Consolidated

Cost of food and beverage sales	$36,174	$7,117	$5,264	$63	$—	$48,618
Restaurant operating expenses	88,338	16,182	13,223	53	—	117,796
Restaurant opening costs	361	712	1	—	—	1,074
Marketing, general and administrative expenses	6,076	2,257	890	—	8,405	17,628

Total operating expenses	$130,949	$26,268	$19,378	$116	$8,405	$185,116

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as consolidated, for the ten periods ended January 6, 2008 and December 31, 2006:

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Ten Periods Ended

	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Consolidated

Cost of food and beverage sales	23.5%	24.6%	22.3%	—	23.5%
Restaurant operating expenses	60.2%	59.5%	57.0%	—	59.8%
Restaurant opening costs	0.4%	3.8%	2.9%	—	1.2%
Marketing, general and administrative expenses	3.6%	9.8%	4.6%	—	9.4%

Total operating expenses	87.8%	97.8%	86.8%	—	93.9%

	Ten Periods Ended

	December 31, 2006

	Teppanyaki	RA Sushi	Haru	Sushi Doraku	Consolidated

Cost of food and beverage sales	24.5%	25.3%	22.1%	34.1%	24.3%
Restaurant operating expenses	59.8%	57.5%	55.6%	28.6%	58.9%
Restaurant opening costs	0.2%	2.5%	—	—	0.5%
Marketing, general and administrative expenses	4.1%	8.0%	3.7%	—	8.8%

Total operating expenses	88.6%	93.4%	81.5%	62.7%	92.6%

Cost of food and beverage sales

The cost of food and beverage sales increased in the current ten periods in total dollar amount but decreased when expressed as a percentage of restaurant sales when compared to the corresponding period a year ago. Cost of food and beverage sales, which is generally variable with sales, increased with the increase in restaurant sales during the current ten periods ended January 6, 2008. The decrease, when expressed as a percentage of sales, during the current ten periods is attributable to menu price increases, effected at the beginning of the current fiscal year, at the Company’s Teppanyaki locations, and during the three periods ended October 14, 2007, at the Company’s RA Sushi and Haru locations. The Teppanyaki menu prices were increased by approximately 7%, and the RA Sushi and Haru menu prices were increased by approximately 3% in order to offset increases in commodity costs and minimum wage rates.

Restaurant operating expenses

Restaurant operating expenses increased in amount and when expressed as a percentages of restaurant sales when compared to the corresponding period a year ago. The majority of the increase is consistent with the increase in sales experienced between periods.

During the third quarter of fiscal 2007, the Company recognized business interruption insurance proceeds of approximately $0.3 million related to one of its Teppanyaki restaurants damaged by fire. No similar proceeds were recognized during the current year.

The Company recognized additional depreciation expense totaling approximately $2.1 million during the ten periods ended January 6, 2008 and approximately $1.5 million for the ten periods ended December 31, 2006, which resulted from reevaluating the remaining useful lives of assets at Teppanyaki restaurants to be renovated as part of its rejuvenation program. During both the ten periods ended January 6, 2008 and the ten periods ended December 31, 2006, the Company continued to incur approximately $1.4 million in ongoing expenses at Teppanyaki restaurants temporarily closed for remodeling.

During the ten periods ended January 6, 2008, inefficiencies associated with new store openings were

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

realized because three new RA Sushi restaurants and two new Haru restaurants opened during the current fiscal year. Operating efficiencies at RA Sushi were also negatively impacted by decreasing comparable sales during the three periods ended January 6, 2008.

Restaurant opening costs

Restaurant opening costs increased in the ten periods ended January 6, 2008 compared to the prior year corresponding period. The increase in the ten periods ended January 6, 2008 when compared to the equivalent period a year ago is attributable to increased development activity.

Marketing, general and administrative costs

Marketing, general and administrative costs increased in absolute amount and when expressed as a percentage of sales in the ten periods ended January 6, 2008 when compared to the prior year corresponding period. These increases are directly related to the continued expansion of the Company’s infrastructure to support planned development, as evidenced at RA Sushi and on a consolidated basis. Accordingly, the Company expects marketing, general and administrative costs, when expressed as a percentage of sales, to be greater than the prior year on an annualized basis.

Interest income, net and income taxes

Interest income, net decreased in the ten periods ended January 6, 2008 when compared to the corresponding period of the prior year primarily due to an increase in interest expense as a result of outstanding borrowings offset by, to a lesser extent, an increase in interest income.

The Company’s effective income tax rate was 35.3% and 35.6%, for the ten periods ended January 6, 2008 and December 31, 2006, respectively.

FINANCIAL RESOURCES

The Company presently has available up to $75 million from Wachovia Bank, National Association (“Wachovia”) under the terms of a line of credit facility entered into on March 15, 2007. The line of credit facility allows the Company to borrow up to $75 million through March 15, 2012, and is secured by the assets of the Company. There are no scheduled payments prior to maturity. The Company may, however, prepay outstanding borrowings prior to that date. The Company has the option to pay interest at Wachovia’s prime rate plus an applicable margin or at the London interbank offering rate plus an applicable margin. The interest rate may vary depending upon the ratio of the sum of the Company’s earnings before interest, taxes, depreciation and amortization, as defined in the agreement, to its indebtedness. The Company also incurs a commitment fee on the unused balance available under the terms of the line of credit, based on a leverage ratio. The agreement requires that the Company maintain certain financial ratios and profitability amounts and limits the payment of cash dividends.

At January 6, 2008, the Company had $6.9 million outstanding under the line of credit facility at an interest rate of 5.38%; borrowings from which were used to fund capital expenditures in connection with its expansion and renovation program. The amount available to be borrowed under the line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled approximately $1.0 million at January 6, 2008. Accordingly, at January 6, 2008, the Company had approximately $67.1 million available for borrowing under the line of credit facility.

As of January 6, 2008, the Company was in compliance with all covenants of the Company’s credit agreement with Wachovia.

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

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance such items. As a result, many restaurant businesses, including the Company, operate with negative working capital. During the ten periods ended January 6, 2008, working capital has decreased by $8.0 million. This trend is reflective of the Company’s ongoing expansion and renovation programs, which have resulted in decreased cash and cash equivalents as well as increased liabilities associated with capital expenditures.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

	Ten Periods Ended
	January 6,	December 31,

	2008	2006

Net cash provided by operating activities	$25,147	$25,099
Net cash used in investing activities	(41,772)	(27,962)
Net cash provided by (used in) financing activities	10,129	(945)

Net decrease in cash and cash equivalents	$(6,496)	$(3,808)

The Company undertook a design initiative to develop a prototype Benihana Teppanyaki restaurant to improve the unit-level economics while shortening construction time and improving decor. The restaurant in Miramar, Florida, which opened during June 2006, was the first restaurant to feature the new prototype design. Under a renovation program commenced during 2005, the Company is also using many of the design elements of the new prototype to refurbish the Company’s older Teppanyaki restaurant units.

During fiscal 2006, management made a strategic decision to accelerate the renovation and revitalization program. The Company is committed to revitalizing its 40-plus year old Benihana Teppanyaki concept for a new generation, while simultaneously generating a solid return on invested capital for the Company’s shareholders. The Company plans to refurbish 24 of its older Teppanyaki restaurants through fiscal year 2009.

As of February 14, 2008, the Company has completed fifteen renovations, including four minor renovations. The Company expects to complete one more renovation by the end of the current fiscal year, with five more in progress. Renovations currently require on average, between $2.0 million and $2.3 million in capital expenditures per unit, with an average of 20 to 24 weeks loss of business. The cost to remodel each unit is directly dependent on the scope of work to be performed at each location. Management is continuously reviewing the extent of work to be performed at these sites. The scope of work may be impacted by the age of the location, current condition of the location, as well as local permitting requirements. The scope of work will vary by location. Some locations will undergo a limited remodel, while most will undergo a complete renovation and a major facility upgrade of its HVAC, electrical and plumbing systems. Where possible, the Company may also increase seating capacity at restaurants undergoing renovation. Management believes the long-term benefits of the revitalization initiative far outweigh the costs. The renovation of the Company’s older Teppanyaki units is necessary to ensure the continued relevance of the Benihana brand, and the program will enhance the Company’s leadership position as the premier choice for Japanese-style dining.

Other future capital requirements depend on numerous factors, including market acceptance of products, the timing and rate of expansion of the business, acquisitions, and other factors. The Company has experienced increases in its expenditures commensurate with growth in its operations and management anticipates that expenditures will continue to increase in the foreseeable future. As of February 14, 2008, the Company had seventeen restaurants under development, consisting of eight Benihana Teppanyaki restaurants and nine RA Sushi restaurants.

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

On December 19, 2007, the Court dismissed all of the claims against the Company, except for the breach of fiduciary duty and breach of contract claims. On January 25, 2008, the Company filed its Answer and Affirmative Defenses to the Amended Complaint. The Court has set a discovery deadline of July 25, 2008.

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

Operating Activities

Net cash provided by operating activities totaled $25.1 million for the ten periods ended January 6, 2008 and December 31, 2006.

Investing Activities

Capital expenditures for the ten periods ended January 6, 2008 and December 31, 2006 were $41.8 million and $28.4 million, respectively. Capital expenditures are expected to continue at increased levels, as the Company continues its renovation program and increases new store construction.

During April 2006, the Company sold its sole Sushi Doraku restaurant to Mr. Kevin Aoki, a former director of the Company and the Company’s former Vice President of Marketing. The restaurant facility was sold for $539,000, of which $515,000 was paid in cash and $24,000 as a note receivable payable over 12 months. The note receivable has been paid in full by Mr. Aoki.

During September 2006, the Company completed the acquisition of a Benihana restaurant in Broomfield, Colorado that was previously owned and operated by a franchisee. The purchase price totaled $2.8 million, of which approximately $2.7 million was paid in cash and the remainder in other consideration.

Financing Activities

As previously discussed, the Company began drawing on its $75.0 million line of credit during the three periods ended October 14, 2007. Additionally, the Company expects to continue to draw on the line of credit in the near future, as a result of planned development and renovations. During the ten periods ended January 6, 2008, the Company borrowed $41.9 million under the credit facility and made $35.0 million in payments.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the ten periods ended December 31, 2006, the Company made $3.3 million in scheduled payments related to borrowings under a term loan with Wachovia Bank, which was repaid in full during fiscal year 2007.

During the ten periods ended January 6, 2008 and December 31, 2006, proceeds from stock option exercises were $2.6 million and $2.1 million, respectively.

During the ten periods ended January 6, 2008 and December 31, 2006, the Company paid approximately $0.7 million in dividends on the Series B Preferred Stock.

Contractual Obligations

Other than the liability recognized as a result of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), as described below, there were no material changes outside the ordinary course of business during the interim period to those contractual obligations disclosed in the Company’s annual report on Form 10-K for the year ended April 1, 2007.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. A summary of significant accounting policies and estimates and a description of accounting policies that are considered critical may be found in the Company’s 2007 Annual Report on Form 10-K, filed on June 15, 2007, in Note 1 of the Notes to Consolidated Financial Statements and the Critical Accounting Policies section of Management’s Discussion and Analysis.

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

As a result of the implementation of FIN 48, the Company recorded a non-cash cumulative transition charge of approximately $1.4 million as a reduction of retained earnings (see unaudited condensed consolidated statement of stockholders’ equity). As of April 2, 2007, the Company had $3.3 million of unrecognized tax benefits, of which approximately $0.7 million would impact the effective tax rate if recognized. As of January 6, 2008, the Company had $3.5 million of unrecognized tax benefits, of which approximately $0.5 million would impact the tax rate, if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of April 2, 2007, the Company had approximately $0.4 million accrued for the payment of interest and approximately $0.6 million accrued for the payment of penalties related to unrecognized tax benefits. As of January 6, 2008, the Company had approximately $0.4 million accrued for the payment of interest and approximately $0.5 million accrued for the payment of penalties related to unrecognized tax benefits.

The Company files income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, the Company is no longer subject to federal and state income tax examinations for years prior to fiscal year 2005.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the ten periods ended January 6, 2008, the Company recognized approximately $0.2 million in potential interest and penalties associated with unrecognized tax benefits.

The Company is in the process of applying for accounting method changes concerning the timing of certain deductions for income tax purposes, which are expected to be filed with the Internal Revenue Service during the current fiscal year. The Company estimates that, if approved by the Internal Revenue Service, the amount of unrecognized tax benefits could be reduced by approximately $2.9 million within the next twelve months.

There were no other significant changes to the Company’s accounting policies during the three and ten periods ended January 6, 2008.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for nonfinancial assets and liabilities, except those items recognized at fair value on an annual or more frequently recurring basis, for fiscal years beginning after November 15, 2008. The Company is currently reviewing the provisions of SFAS 157 to determine the impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display the fair value of those affected assets and liabilities in the primary financial statements. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. Application of the standard is optional and any impacts are limited to those financial assets and liabilities to which SFAS 159 would be applied. The Company is currently reviewing the provisions of SFAS 159 to determine the impact, if elected, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141R is not permitted. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 160.

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

BENIHANA INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain risks of increasing interest rates and commodity prices. The interest on the Company’s indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. The Company may protect itself from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. The Company has a policy not to use derivative agreements for trading purposes. The Company has no derivative agreements as of January 6, 2008.

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

The Company’s business is not highly seasonal although it has more patrons coming to the Teppanyaki restaurants for special holidays such as Mother’s Day, Valentine’s Day and New Year’s Eve. Mother’s Day falls in the Company’s first fiscal quarter of each year, New Year’s Eve falls in the third quarter and Valentine’s Day falls in the fourth quarter.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of January 6, 2008, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On December 19, 2007, the Court dismissed all of the claims against the Company, except for the breach of fiduciary duty and breach of contract claims. On January 25, 2008, the Company filed its Answer and Affirmative Defenses to the Amended Complaint. The Court has set a discovery deadline of July 25, 2008.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

Other Litigation

On May 17, 2007, Benihana Monterey Corporation, a subsidiary of the Company, filed a complaint in the action, Benihana Monterey Corporation v. Nara Benihana Monterey, Inc., et al, , pending in the Superior Court of California, County of Monterey. The action was commenced against various defendants in connection with a default on a Promissory Note in the amount of $375,000 signed by one of the Company’s franchisees and a Personal Guaranty signed by the owner of such franchise. The Company seeks $375,000 plus interest and costs and has attached certain of the defendants’ assets by way of an Attachment Order. The franchisee has filed a counter-claim alleging certain misrepresentations by the Company, and the Company has filed an answer to the counter-claim denying the allegations contained therein. The Company has sent defendants discovery requests to explore the defenses to its claim and the merits of the franchisee’s counter-claim. The Company believes these allegations are without merit and is taking all appropriate actions to prosecute its claim. The Company continues to evaluate the collectability of the outstanding balance. As of January 6, 2008, no loss for uncollectability had been recognized.

On August 3, 2007, the Company was served with a complaint in the action, National Cable Communications, LLC v. The Romann Group and Benihana Inc., pending in the Supreme Court of the State of New York. In this action, plaintiff alleges that the Company is jointly and severally liable with its co-defendant, the Romann Group, for spot cable advertisements allegedly purchased by Romann Group, on behalf of the Company, and placed by plaintiff. Plaintiff’s complaint demands judgment of

BENIHANA INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

approximately $570,000 plus interest, costs and disbursements. The Company has answered the complaint, denying liability with respect to the plaintiff’s claims and has asserted cross-claims against the Romann Group. The Romann Group served its answer in this action denying the Company’s cross claims and asserted counterclaims against the plaintiff and cross-claims against the Company. The Company believes that both the plaintiff’s and the Romann Group’s cross-claims are without merit and will vigorously defend against the claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of shareholders held on November 2, 2007, the holders of the Company’s Common Stock, along with the holders of the Series B Preferred Stock, voted to elect two Class III Directors for a term of three years, and the holders of the Company’s Class A Common Stock voted to elect one Class III Director for a term of three years. Additionally, all stockholders voted to approve the adoption of the 2007 Equity Incentive Plan and the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm. Results of the voting were as follows:

Class III Common Stock Nominees	For	Withheld

Lewis Jaffe	5,312,841	2,215,852
Richard C. Stockinger	5,302,756	2,215,847

Class III Class A Stock Nominee	For	Withheld

Joel A. Schwartz	786,478	27,264

Accordingly, the following Directors were elected at the meeting:

          Lewis Jaffe, Richard C. Stockinger and Joel A. Schwartz

Other Directors whose term of office continues after the meeting are set forth below:

          John E. Abdo, Norman Becker, J. Ronald Castell, Robert B. Sturges, Joseph J. West and Taka Yoshimoto

Adoption of the 2007 Equity Incentive Plan was achieved with the following voting results:

BENIHANA INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

	For	Against	Abstain	Broker Non-Vote
Common Votes	2,023,106	685,863	2,238,575	1,002,206
Class A Votes	577,984	92,672	4,823	138,263
Series B Preferred Votes	1,578,943	—	—	—

Total Votes	4,180,033	778,535	2,243,398	1,140,469

Ratification for the appointment of Deloitte & Touche LLP, as the Company’s independent registered public accounting firm, was achieved with the following voting results:

	For	Against	Abstain	Broker Non-Vote
Common Votes	5,932,706	16,590	454	—
Class A Votes	794,970	92,672	4,823	138,263
Series B Preferred Votes	1,578,943	—	—	—

Total Votes	8,306,619	109,262	5,277	138,263

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

Benihana Inc.

(Registrant)

Date: February 15, 2008	/s/ Joel A. Schwartz

Joel A. Schwartz
Chief Executive Officer
and Chairman of the
Board of Directors