Form 10-K
period 2008-03-30
BENIHANA INC
filed 2008-06-13
CIK 935226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 30, 2008
or,
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 0-26396

Benihana Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0538630

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8685 Northwest 53rd Terrace, Miami, Florida	33166

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(305) 593-0770

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $.10 per share	NASDAQ Global Market
Class A Common Stock, par value $.10 per share	NASDAQ Global Market
Preferred Share Purchase Right	Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☒

As of May 31, 2008, 6,139,464 shares of Common Stock and 9,139,936 shares of Class A Common Stock were outstanding. As of October 12, 2007, the aggregate market value of common equity held by non-affiliates was $237,101,000 based on the closing price of the Common Stock and Class A Common Stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended March 30, 2008 are incorporated by reference in Parts I and II.

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting are incorporated by reference in Part III.

BENIHANA INC. AND SUBSIDIARIES

PART I

Item 1.	Business

General

Benihana Inc. and its predecessor companies have operated “Benihana” teppanyaki-style Japanese restaurants in the United States for over 40 years, and we believe we are the largest operator of teppanyaki-style restaurants in the country. Benihana Inc. is a Delaware corporation formed on December 6, 1994. Our core concept, the traditional Benihana restaurant, offers teppanyaki-style Japanese cooking in which fresh steak, chicken and seafood are prepared by a chef on a steel teppan grill at the center of the customers’ table. Our Haru concept offers an extensive menu of traditional Japanese and Japanese fusion dishes in a modern, urban atmosphere as well as take-out and delivery services. Our RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a high-energy environment featuring upbeat design elements and contemporary music. Additionally, a significant component of RA Sushi’s revenues is derived from beverage sales.

At May 31, 2008, we:

•	own and operate 60 Benihana teppanyaki-style Japanese dinnerhouse restaurants, including one restaurant under the name Samurai;

•	franchise 19 additional Benihana restaurants;

•	own and operate 9 Haru restaurants; and

•	own and operate 19 RA Sushi restaurants.

We own the related United States trademarks and service marks to the names “Benihana,” “Benihana of Tokyo” and the “red flower” symbol, and we have the exclusive rights to own, develop and license Benihana and Benihana Grill restaurants in the United States, Central and South America and the islands of the Caribbean. We also own the United States trademarks and worldwide development rights to the names “Haru” and “RA.”

Sales by our owned restaurants were approximately $295.2 million for the fiscal year ended March 30, 2008, as compared to approximately $271.1 million for the prior fiscal year. Our net income for the fiscal year ended March 30, 2008 was approximately $12.8 million, as compared to approximately $14.5 million for the prior fiscal year.

For information concerning our financial condition, results of operations and related financial data, including selected data for our operating segments, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data.”

We have a 52/53-week fiscal year. Our fiscal year ends on the Sunday within the dates of March 26 through April 1. Fiscal years 2008 and 2006 consisted of 52 weeks, while fiscal year 2007 consisted of 53 weeks. Our business is not highly seasonal although we do have more diners coming to our restaurants for special holidays such as Mother’s Day, Valentine’s Day and New Year’s Eve. Mother’s Day falls in our first fiscal quarter, New Year’s Eve in the third fiscal quarter and Valentine’s Day in the fourth fiscal quarter of each year.

Our principal executive offices are located at 8685 Northwest 53rd Terrace, Miami, Florida 33166 (telephone number 305-593-0770), and our corporate website address is http://www.benihana.com. We make our electronic filings with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, if any, available on the corporate website free of charge as soon as practicable after filing with or furnishing to the SEC. These reports are also available at www.sec.gov.

Strategy

The critical elements of our growth strategy are as follows:

Selectively Pursue Restaurant Growth. We believe that each of our three concepts has broad appeal and, as a result, we have significant opportunities to selectively expand our business. We plan to continue to capitalize on our broad customer appeal and strong brand recognition within the casual dining segment by opening new restaurants and selectively acquiring existing Asian-theme restaurants in major U.S. markets. In fiscal 2008, we opened three Benihana restaurants, two Haru restaurants and five RA Sushi restaurants. Additionally, in fiscal 2008, one new franchised location was opened, and a franchised restaurant was closed. During fiscal 2008, we did close two Benihana restaurants located in Chicago, IL and Turtle Creek, TX. We are currently developing two restaurants, as replacements for these closed locations, in the same general markets.

Design Initiative. To date, we have opened four locations using the new prototype design, which was first implemented in fiscal 2007. Our prototype is to be used at our new Benihana restaurants to improve unit-level economics while shortening construction time and improving decor. Elements of the new design are also being incorporated into certain existing Benihana restaurants that we are renovating.

Maintain Strong Restaurant Unit Economics. Our experienced management team intends to maintain and improve, where necessary, attractive restaurant unit profit margins through sustained sales growth and effective cost controls.

Continue To Build Brand Awareness And Customer Loyalty. We will continue to provide marketing and promotional support to sustain and grow our reputation for distinctive value, quality food and customer satisfaction.

Provide Strong Management Support. Our senior management team is experienced in developing and operating distinctive, high-volume casual dining establishments.

The Benihana Concept

The Benihana concept offers casual dining in a distinctive Japanese atmosphere enhanced by the unique entertainment provided by our highly-skilled Benihana chefs who prepare fresh steak, chicken and seafood on a teppan grill, in traditional Japanese style, at the center of the customers’ table. Most of our Benihana restaurants are open for both lunch and dinner and have a limited menu, offering a full course meal generally consisting of an appetizer, soup, salad, tea, rice, vegetables, an entrée of steak, seafood or chicken (or any combination thereof) and a dessert. Sushi is offered at all of our traditional restaurants at either separate sushi bars, lounges or at the teppan grills, and we believe that Benihana is the largest coast-to-coast restaurant chain highlighting sushi as a part of an Asian theme.

Specific menu items may be different in the various restaurants depending upon the local geographic market. The servings prepared at the teppan tables are portion controlled to provide consistency in quantities served to each customer. Alcoholic and non-alcoholic beverages, including specialty mixed drinks, wine, beer and soft drinks are available. Beverage sales in both the lounges and dining rooms account for approximately 17% of total sales. The average check size per person was $27.63 in fiscal 2008.

Each of our teppan tables generally seats eight customers. The chef is assisted in the meal service by a waitress or waiter who takes beverage and food orders. A dinnertime meal takes approximately one hour and thirty minutes.

Of the 60 Benihana restaurants we operate as of May 31, 2008:

•	45 are located in freestanding, special use restaurant buildings usually on leased lands;

•	6 are located in shopping centers; and

•	9 are located in office or hotel building complexes.

The freestanding restaurants were built to our specifications as to size, style and interior and exterior decor using an overall Japanese design theme. The other locations were adapted to the Benihana interior decor. The freestanding, traditional Benihana restaurant units, which are generally one story buildings, average approximately 8,000 square feet and are constructed on a land parcel of approximately 1.25 to 1.50 acres. Benihana restaurants located in shopping centers, office buildings and hotels are of similar size but differ somewhat in appearance from location to location in order to conform to the appearance of the buildings in which they are located or limitations imposed by landlords or municipalities. A typical Benihana restaurant has 18 teppanyaki-style tables and seats from 86 to 178 customers in the dining rooms and 8 to 120 customers in the bar, lounge and sushi bar areas. Currently, Benihana restaurants under development conform to our new prototype design, which was first implemented during fiscal 2007 at our Miramar, FL location. The prototype Benihana restaurant approximates 7,000 square feet and allows for alternative design options in layout and number of tables. Additionally, as part of an ongoing rejuvenation program, we are incorporating certain elements of our new prototype design at locations being renovated, where possible.

During fiscal year 2008, we opened three new Benihana restaurants in Maple Grove, MN, Chandler, AZ and Dulles, VA. Restaurants in Turtle Creek, TX and Chicago, IL closed during the current fiscal year. We are developing a restaurant in Chicago, IL as a replacement for the restaurant previously located in that city. Additionally, during fiscal 2008, the Memphis, TN location was destroyed by fire, and we are currently rebuilding the restaurant. We are also developing Benihana restaurants to be located in Coral Springs, FL, Orlando, FL, Westwood, MA, Meadowlands, NJ, Columbus, OH, Plymouth Meeting, PA and Plano, TX.

The Haru Concept

The Haru concept offers an extensive menu of distinctive Japanese fusion dishes in a modern, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cuisine, including crab dumplings, shrimp tempura and chicken teriyaki. Haru also offers delivery and take-out services, which represent approximately 35% of total sales at the New York, NY locations. The average check size per person was $30.35 in fiscal 2008.

We currently operate seven Haru restaurants in New York City, one in Boston, MA and one in Philadelphia, PA. The Haru restaurants that we operate are located in office or residential buildings and vary in size and decor. We typically seek restaurant locations that are in densely populated metropolitan areas in order to take advantage of Haru’s take-out and delivery business. While there are no additional restaurants currently under development, we continue to evaluate future Haru locations that meet our development guidelines.

The RA Sushi Concept

The RA Sushi concept offers sushi and Pacific-Rim dishes in a fun-filled, high-energy environment. RA Sushi caters to a younger demographic, and we believe that it is highly suitable for a variety of real estate options, including life-style centers, shopping centers and malls, as well as areas with a nightlife component. Beverage sales in both the lounges and dining rooms account for approximately 33% of RA Sushi’s total sales, and the average check size per person was $21.52 for fiscal 2008.

The 19 RA Sushi restaurants in operation as of May 31, 2008 are located in special-use restaurant buildings on leased land or in shopping or “life style” centers.

All of the restaurants were built to our specifications as to size, style and emphasize a contemporary interior and exterior decor. These restaurants average approximately 5,000 square feet excluding outdoor seating. A typical RA Sushi restaurant seats from 150 to 225 customers in the bar and sushi areas, including outdoor seating.

RA Sushi is our fastest growing concept. Having opened five new RA Sushi restaurants during fiscal 2008 and one RA Sushi restaurant on May 5, 2008, we currently operate nineteen RA Sushi restaurants. We are focused on the continued expansion of this concept and, as of May 31, 2008, have signed leases for and are currently developing another seven RA Sushi restaurants to be located in Chino Hills, CA, Huntington Beach, CA, Orlando, FL, South Miami, FL, Leawood, KS, Westwood, MA and Houston, TX.

Restaurant Operations

Our Benihana restaurants are under the direction of our Executive Vice President-Restaurant Operations and are divided among eleven geographic regions, each managed by a regional manager. Food preparation in the Benihana restaurants is supervised by eight regional chefs. Our Haru restaurants are managed out of New York City under the direction of Haru’s Vice President of Operations, and our RA Sushi restaurants are managed out of Phoenix, AZ under the direction of RA Sushi’s Vice President of Operations.

Each restaurant has a manager and one or more assistant managers responsible for the operation of the restaurant, including personnel matters, local inventory purchasing and maintenance of quality control standards, cleanliness and service.

Strict guidelines, as documented in our restaurant operations manuals, are followed to assure consistently high quality customer service and food quality at each location. Specifications are used for quality and quantity of ingredients, food preparation, maintenance of premises and employee conduct and are incorporated in manuals used by the managers, assistant managers and head chefs. Food and portion sizes are regularly and systematically tested for quality and compliance with our standards. We have entered into non-cancellable supply agreements for the purchase of certain beef and seafood items, in the normal course of business, at fixed prices for up to twelve-month terms. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. Substantially all commodities are distributed to our Benihana restaurants by a national food service logistics company. Most of the other food products are purchased locally by the individual restaurant managers and senior chefs. Substantially all of our restaurant operating supplies are purchased centrally and distributed to the restaurants from our warehouse or a bonded warehouse.

Our Benihana restaurant chefs are trained in the teppanyaki style of cooking, sushi preparation and in customer service with training programs lasting from eight to twelve weeks. The sushi chefs’ training program lasts up to 24 weeks. A portion of the training is spent working in a restaurant under the direct supervision of an experienced head chef. The program includes training in our method of restaurant operations and in both tableside and kitchen food preparation. Manager training is similar except that the manager trainee is given in-depth exposure to each position in the restaurant. Other categories of employees are trained by the manager and assistant manager at each restaurant unit. Ongoing continuing education programs and seminars are provided to restaurant managers and chefs to improve restaurant quality and implement changes in operating policy or menu listings.

We use various incentive compensation plans pursuant to which key restaurant personnel share in the results of operations at both a local and company-wide level.

Marketing

We utilize television, radio, billboard and print media to promote our restaurants, strengthen our brand identity and maintain high brand name recognition.

In fiscal year 2008, we expended approximately $7.7 million on advertising and other marketing. Advertising programs are tailored to each local market. The Benihana restaurants’ advertising and other marketing are designed to emphasize the inherently fresh aspects of a Benihana meal and the entertainment value of the chef cooking at the customer’s table. The entertainment component of the Benihana method of food preparation and service is emphasized to distinguish Benihana from other restaurant concepts. RA Sushi’s advertising campaigns are geared to young affluent demographics via radio and print media, while Haru focuses on local publications.

Franchising

We have, from time to time, franchised Benihana teppanyaki restaurants to operators in markets in which we consider expansion to be of benefit to the Benihana system. We selectively pursue franchising opportunities, particularly in Central and South America and the islands of the Caribbean, where we own the rights to the Benihana trademarks and system. As of May 31, 2008, we have 19 franchised locations including 11 in the United States and 8 in international markets.

Franchisees bear all direct costs involved in the development, construction and operation of their restaurants. We provide franchisee support for:

•	site selection;

•	prototypical architectural plans;

•	interior and exterior design and layout;

•	training, marketing and sales techniques; and

•	opening assistance.

All franchisees are required to operate their restaurants in accordance with Benihana operating standards and specifications, including menu offerings, food quality and preparation.

The current standard franchise agreement provides for payment to us of a non-refundable franchise fee of up to $50,000 per restaurant and royalties up to 6% of gross sales. In fiscal year 2008, revenues from franchising were approximately $1.8 million.

To comply with the terms of the franchise agreements, we are prohibited from opening additional restaurants within certain areas in which our existing franchisees have the exclusive right to open additional restaurants and operate their existing Benihana restaurants. In general, such franchise agreements currently provide for an initial payment to us with respect to each new restaurant opened by a franchisee and continuing royalty payments to us based upon a percentage of a franchisee’s gross sales throughout the term of the franchise.

Trade Names and Service Marks

Benihana is a Japanese word meaning “red flower.” In the United States and certain foreign countries, we own the “Benihana” and “Benihana of Tokyo” brand names and related trademarks and “red flower” symbol, which we believe to be of material importance to our business and are registered in the United States Patent and Trademark Office. We also own the United States trademarks and worldwide development rights to the names “Haru” and “RA” and related trademarks.

Benihana of Tokyo, Inc., a privately held company and our largest stockholder and originator of the Benihana concept, continues to own the rights to the Benihana name and trademarks outside of the United States, Central and South America and the islands of the Caribbean. Benihana of Tokyo, Inc. is also the operator of a Benihana restaurant in Honolulu, Hawaii under an exclusive, royalty-free franchise from us. We have no financial interest in any restaurant operated or franchised by Benihana of Tokyo, Inc.

New Restaurant Site Selection and Development

We believe the locations of our restaurants are critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. Each of our three concepts requires a different real estate formula for successful execution. The Benihana concept is successful in free-standing or in-line locations. The prototype was designed to accommodate approximately 7,000 square feet and allows for flexibility in layout and number of tables. The Haru concept is successful in densely populated urban markets and space requirements are somewhat flexible. The RA Sushi concept is successful in urban or suburban shopping malls, retail strip centers and entertainment life-style centers and typically requires 4,500 to 5,500 square feet plus patio seating. In general, we currently prefer to open our restaurants in high profile sites within larger metropolitan areas with dense populations and above-average household incomes. The layout of each restaurant is customized to accommodate different types of buildings and different square footage within the available space. In addition to analyzing demographic information for each prospective site, we consider other factors such as visibility, traffic patterns and general accessibility, the availability of suitable parking and the proximity of residences and shopping areas.

Our new restaurant development model for each of our active concepts typically calls for us to occupy leased space in shopping malls, office complexes, strip centers, entertainment centers and other real estate developments (the “retail lease” development model) in larger metropolitan areas. We have also acquired the land when it is economically justified. While we expect the retail lease development model to continue as our principal approach for opening new restaurant units, we also expect to open more freestanding Benihana restaurants. We generally lease our restaurant locations for primary periods of 15 to 20 years and have renewal options for varying lengths of time. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent rent, such as percentage rent based on restaurant sales and rent increases based on changes in the consumer price index. We are also responsible for our proportionate share of common area maintenance (CAM), insurance, property tax and other occupancy-related expenses under our leases. Many of our leases provide for maximum allowable annual percentage or fixed dollar increases for CAM and insurance expenses to enable us to better predict and control future variable lease costs. We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out leased premises. We own all of the equipment in our restaurants and currently plan to do so in the future.

Due to the uniquely flexible and customized nature of our Benihana restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development timeframes vary for each restaurant. The development and opening process generally ranges from twelve to eighteen months after lease signing and depends largely upon the availability of the leased space we intend to occupy and is often subject to matters that result in delays outside of our control, usually the permitting process, turnover of the premises from the landlord and mandates of local governmental building authorities. The number and timing of new restaurants actually opened during any given period, and their associated contribution, will depend on a number of factors, including but not limited to, the identification and availability of suitable locations and leases, the timing of the delivery of the leased premises to us from our landlords so that we can commence our build-out construction activities, the ability of our landlords and us to timely obtain all necessary governmental licenses and permits to construct and operate our restaurants, disputes experienced by our landlords or our outside contractors, any unforeseen engineering or environmental problems with the leased premises, weather conditions that interfere with the construction process, our ability to successfully manage the design, construction and preopening processes for each restaurant, the availability of suitable restaurant management and hourly employees and general economic conditions. While we manage those factors within our control, we have experienced unforeseen delays in restaurant openings from time to time in the past and will likely experience such delays in the future.

We have developed a prototype Benihana teppanyaki restaurant to improve the unit-level economics while shortening construction time and improving decor. The new design reflects the cutting edge of contemporary dining and entertainment and places the customer at the center of the Benihana experience through the visual impact of the exterior, a vibrant waiting area and a more dramatic stage for our legendary Benihana chefs. The restaurant in Miramar, FL, which opened during June 2006, was the first company-owned restaurant to feature the new prototype design. The restaurants in Maple Grove, MN, Chandler, AZ and Dulles, VA also feature the prototype design.

While the prototype design standardizes the look and feel, as well as the operational efficiency, of the Benihana operations, it does provide certain flexibility to accommodate specific market conditions.

Renovation of Existing Restaurants

Under a renovation program commenced during 2005, we are also using many of the design elements of the new prototype to refurbish our mature Benihana restaurant units.

During fiscal 2006, management made a strategic decision to accelerate the renovation and revitalization program. We are committed to revitalizing our 40-plus year old Benihana teppanyaki concept for a new generation. The new design reflects the cutting edge of contemporary dining and entertainment and places the customer at the center of the Benihana experience through the visual impact of the exterior, a vibrant waiting area and a more dramatic stage setting for our legendary Benihana chefs. We plan to refurbish an aggregate 24 of our mature Benihana restaurants. By transforming these 24 mature Benihana teppanyaki units, we are opportunistically building a stronger foundation for our core brand amid a growing American appetite for Asian cuisine. During fiscal 2006, our restaurant in Short Hills, NJ was the first Benihana restaurant to be retrofitted with the new design elements. During fiscal 2007, our Memphis, TN, Cleveland, OH, Indianapolis, IN and Anaheim, CA restaurants re-opened after similar renovations were completed. During fiscal 2008, our Fort Lauderdale, FL, Miami Beach, FL, Burlingame, CA, Torrance, CA, San Diego, CA, Sacramento, CA, Bethesda, MD, New York City, NY, Cherry Hill, NJ, Tucson, AZ and Dallas, TX restaurants re-opened after similar renovations were completed.

At the end of fiscal 2008, restaurants closed and undergoing major renovations included the Houston, TX, Denver, CO, Cupertino, CA and Newport Beach, CA locations. These locations, as well as four more renovations scheduled to commence in fiscal 2009, are expected to be completed by the end of January 2009.

Renovations currently require on average, between $2.0 million and $2.3 million in capital expenditures per unit. The cost to remodel each unit is directly dependent on the scope of work to be performed at each location. Management is continuously reviewing the extent of work to be performed at these sites. The scope of work may be impacted by the age of the location, current condition of the location as well as local permitting requirements. The scope of work will vary by location. Some locations will undergo a limited remodel, while others will undergo a complete renovation and a major facility upgrade of its HVAC, electrical and plumbing systems. Management believes the long-term benefits of the revitalization initiative far outweigh the costs. The renovation of our older Benihana teppanyaki units is necessary to ensure the continued relevance of the Benihana brand, and the program will enhance our leadership position as the premier choice for Japanese-style dining.

Restaurant Opening Costs for New Restaurants

Restaurant opening costs include incremental out-of-pocket costs, which are directly related to the openings of new restaurants and are not capitalizable and an amortization of rentals under lease agreements for accounting purposes. Restaurant opening costs include costs to recruit and train an average of 50-100 hourly restaurant employees and management personnel, wages, travel and lodging costs for our opening training team and other support employees, costs for practice service activities, restaurant supplies and straight-line minimum base rent during the restaurant preopening period. Restaurant opening costs will vary from location to location depending on a number of factors, including the proximity to our existing restaurants, the size and physical layout of each location, the cost of travel and lodging for different metropolitan areas and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also be dependent upon our landlords obtaining their licenses and permits as well as completing their construction activities for the restaurant units. Restaurant opening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific restaurant opening costs incurred for each restaurant unit. These fluctuations could be significant. We expense restaurant opening costs as incurred.

Employees

At May 31, 2008, we employed approximately 5,700 people, of which approximately 100 were corporate personnel and the balance were restaurant employees. Most employees, except restaurant and corporate management personnel, are paid on an hourly basis. We also employ some restaurant personnel on a part-time basis to provide the services necessary during the peak periods of restaurant operations. We believe our relationship with our employees is good.

Executive Officers

Joel A. Schwartz, age 67, serves as our Chairman of the Board and Chief Executive Officer.
Juan C. Garcia, age 44, serves as President and Chief Operating Officer.
Taka Yoshimoto, age 62, serves as Executive Vice President-Operations and Director.
Jose I. Ortega, age 36, serves as Vice President-Finance and Chief Financial Officer.

Competition

The casual dining segment of the restaurant industry is intensely competitive with respect to price, service, location and the type and quality of food. Each of our restaurants competes directly or indirectly with locally owned restaurants as well as regional and national chains, and several of our significant competitors are much larger or more diversified and have substantially greater resources than we do. It is also anticipated that growth in the industry will result in continuing competition for available restaurant sites as well as continued competition in attracting and retaining qualified management-level operating personnel. We believe that our competitive position is enhanced by offering quality food selections at an appropriate price with the unique entertainment provided by our chefs in an attractive, relaxed atmosphere.

Government Regulation

Each of our restaurants is subject to licensing and regulation by health, sanitation, safety standards, the fire department and alcoholic beverage control as well as other authorities in the state or municipality where it is located. Difficulties or failure in obtaining the required licensing or requisite approvals could result in delays or cancellations in the opening of new restaurants, and termination of the liquor license would adversely affect the revenues for the restaurant. While we have not yet experienced any material difficulties in obtaining and maintaining necessary governmental approvals, the failure to obtain or retain, or a delay in obtaining, food and liquor licenses or any other governmental approvals could have a material adverse effect on our operating results. Changes in federal and state environmental regulations have not had a material effect on our operations, but more stringent and varied local government requirements with respect to zoning, land use and environmental factors could delay construction of new restaurants and materially affect our existing restaurant operations.

We are also subject to federal and state regulations regarding franchise offering and sales. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises or impose substantive standards on the relationship between franchisee and franchisor.

The Americans with Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment, mandates accessibility standards for individuals with physical disabilities and increases the cost of construction of new restaurants and of remodeling older restaurants.

We are subject to “dram-shop” statutes in most of the states where we operate restaurants, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages. We carry liquor liability coverage as part of our existing comprehensive general liability insurance that we believe is consistent with coverage carried by other entities in the restaurant industry of similar size and scope of operations. Even though we are covered by general liability insurance, a settlement or judgment against us under a “dram-shop” statute in excess of our liability coverage could have a material adverse effect on our operations.

Various federal and state labor laws govern our operations and our relationships with our employees, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and work authorization requirements. Significant increases in minimum wages, changes in statutes regarding paid or unpaid leaves of absence, mandated health benefits or increased tax reporting and assessment or payment requirements related to our employees who receive gratuities all could be detrimental to the profitability of our operations. Various proposals that would require employers to provide health insurance for all of their employees are considered from time-to-time in Congress and various individual states. The imposition of any requirement that we provide health insurance to all employees could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us. While we carry employment practices insurance, a settlement or judgment against us in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business.

We have a significant number of hourly restaurant employees that receive tip income. We have elected to voluntarily participate in a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or underreported tips.

Management Information Systems

We provide restaurant managers with centralized financial and management control systems through use of data processing information systems and prescribed reporting procedures. We have also upgraded our point-of-sale and time and attendance systems.

Each restaurant transmits sales, purchasing, payroll and other operational data to our principal executive office on a weekly and four-week period basis. This data is used to record sales, product, labor and other costs and to prepare periodic financial and management reports. We believe that our centralized accounting, payroll and human resources and information systems improve our ability to control and manage our operations efficiently.

Forward Looking Statements

This report contains various “forward-looking statements,” which represent our expectations or beliefs concerning future events, including unit growth, future capital expenditures and other operating information. A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including changes in consumer dining preferences, fluctuations in commodity prices, availability of qualified employees, changes in the general economy, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations or acquisition opportunities, harsh weather conditions in areas in which we and our franchisees operate restaurants or plan to build new restaurants, acceptance of our concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits and franchising, ability to complete new restaurant construction and obtain governmental permits on a reasonably timely basis, the possibility of an adverse outcome in our dispute with the former Minority Stockholders of Haru Holding Corp., unstable economic conditions in foreign countries where we franchise restaurants and other factors that we cannot presently foresee.

Item 1A.	Risk Factors

Failure of our restaurants to achieve expected results could have a negative impact on our revenues and performance results.

Performance results currently achieved by our restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in new locations. We cannot be assured that new restaurants that we open will have similar operating results as existing restaurants. New restaurants take several months to reach expected operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

The inability to construct new restaurants and remodel existing restaurants within projected budgets and time periods will adversely affect our business and financial condition.

Many factors may affect the costs associated with construction of new restaurants and remodeling of existing restaurants, including:

•	landlord delays;

•	labor disputes;

•	shortages of materials and skilled labor;

•	weather interference;

•	unforeseen engineering problems;

•	environmental problems;

•	construction or zoning problems;

•	local government regulations;

•	modifications in design to the size and scope of the projects; and

•	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

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

Critical to our future success is our ability to profitably expand our operations. Our ability to expand profitably will depend on a number of factors, including:

•	identification and availability of suitable locations;

•	competition for restaurant sites;

•	negotiation of favorable lease arrangements;

•	timely development of commercial, residential, street or highway construction near our restaurants;

•	management of the costs of construction and development of new restaurants;

•	securing required governmental approvals and permits;

•	recruitment of qualified operating personnel, particularly managers and chefs;

•	competition in new markets; and

•	general economic conditions.

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

Our country’s economic condition affects our customers’ levels of discretionary spending. A decrease in discretionary spending due to decreases in consumer confidence in the economy, as well as a decrease in disposable income due to inflationary pressures, could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and operating results.

Increases in the minimum wage may have a material adverse effect on our business and financial results.

Many of our employees are subject to various minimum wage requirements. Many restaurants are located in states where the minimum wage was recently increased, with further increases in other states going into effect during fiscal 2009. There likely will be additional increases implemented in jurisdictions in which we operate or seek to operate. Additionally, the United States Congress enacted an increase in the federal minimum wage to be implemented in three stages: from $5.15 to $5.85 on July 24, 2007; from $5.85 to $6.55 on July 24, 2008; and from $6.55 to $7.25 July 24, 2009. State and federal minimum wage increases may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Changes in food costs could negatively impact our revenues and results of operations.

Our profitability is dependent in part on our ability to anticipate and react to changes in food costs. Any increase in distribution and commodity costs could cause our food costs to fluctuate. Additional factors beyond our control through our supply chain, including energy costs, adverse weather conditions and governmental regulation may affect our food costs. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future and failure to do so could negatively impact our revenues and results of operations.

Intense competition in the restaurant industry could prevent us from increasing or sustaining our revenues and profitability.

The restaurant industry is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location and many restaurants compete with us at each of our locations. There are a number of well-established competitors with substantially greater financial, marketing, personnel and other resources than ours, and many of our competitors are well established in the markets where we have restaurants or where we intend to locate restaurants. Additionally, other companies may develop restaurants that operate with similar concepts.

Any inability to successfully compete with the other restaurants in our markets will prevent us from increasing or sustaining our revenues and profitability and will result in a material adverse effect on our business, financial condition, results of operations or cash flows. We may also need to modify or refine elements of our restaurant system to evolve our concepts in order to compete with popular new restaurant formats or concepts that may develop in the future. There can be no assurance that we will be successful in implementing these modifications or that these modifications will not reduce our profitability.

Fluctuations in operating results may cause profitability to decline.

Our operating results may fluctuate significantly as a result of a variety of factors, including:

•	general economic conditions;

•	consumer confidence in the economy;

•	changes in consumer preferences;

•	competitive factors;

•	weather conditions;

•	timing of new restaurant openings and related expenses;

•	timing and duration of temporary restaurant closures;

•	changes in governmental regulations;

•	revenues contributed by new restaurants; and

•	increases or decreases in comparable restaurant revenues.

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

The success of our growth strategy is dependant on hiring and training a sufficient number of qualified teppanyaki and sushi chefs. The teppanyaki chefs are the centerpiece of the experience at the Benihana restaurants where customers go to be entertained by the chef’s performance at their table. Sushi chefs must possess the skills necessary for artfully preparing fresh sushi at each of our three concepts. Our inability to identify and hire a sufficient number of qualified individuals for these positions will have a direct negative impact on our ability to open new restaurant units.

Our inability to retain key personnel could negatively impact our business.

Our success will continue to be highly dependent on retaining key operating officers and employees. We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including regional managers, general managers and executive and sushi chefs to keep pace with our expansion schedule. Individuals of this caliber may be in short supply and such a shortage may limit our ability to effectively penetrate new markets. Additionally, the ability of these key personnel to maintain consistency in the quality and atmosphere of our restaurants is a critical factor in our success. Any failure to do so may harm our reputation and result in a loss of business.

Failure to comply with governmental regulations could harm our business and our reputation.

We are subject to regulation by federal agencies and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to:

•	the environment;

•	building construction;

•	zoning requirements;

•	the preparation and sale of food and alcoholic beverages; and

•	employment.

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

Various federal and state labor laws govern our operations and our relationship with our employees, minimum wage, overtime, working conditions, fringe benefit and work authorization requirements. In particular, we are subject to federal immigration regulations. Given the location of many of our restaurants, even if we operate those restaurants in strict compliance with federal immigration requirements, our employees may not all meet federal work authorization or residency requirements, which could lead to disruptions in our work force.

Our business can be adversely affected by negative publicity resulting from complaints or litigation alleging poor food quality, food-borne illness or other health concerns or operating issues stemming from one or a limited number of restaurants. Unfavorable publicity could negatively impact public perception of our brand.

We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

The federal Americans with Disabilities Act (“the ADA”) prohibits discrimination on the basis of disability in public accommodations and employment. We are required to comply with the ADA and regulations relating to accommodating the needs of disabled persons in connection with the construction of new facilities and with significant renovations of existing facilities.

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

Our growth and renovation strategies may strain our management, financial and other resources. We must maintain a high level of quality and service at our existing and future restaurants, continue to enhance our operational, financial and management capabilities and locate, hire, train and retain experienced and dedicated operating personnel, particularly restaurant managers and chefs. We may not be able to effectively manage these and other factors necessary to permit us to achieve our expansion objectives and any failure to do so could negatively impact our competitive position.

Potential labor shortages may delay planned openings or damage customer relations.

Our success will continue to be dependent on our ability to attract and retain a sufficient number of qualified employees, including restaurant managers, chefs, kitchen staff and wait staff to keep pace with our expansion schedule. Qualified individuals needed to fill these positions may be in short supply in certain areas. Our inability to recruit and retain qualified individuals may delay the planned openings of new restaurants while high employee turnover in existing restaurants may negatively impact customer service and customer relations resulting in an adverse effect on our revenues or results of operations.

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

We may be the subject of complaints or litigation from guests alleging illness, injury or other concerns related to visits to our restaurants. We may be adversely affected by publicity resulting from such allegations regardless of whether such allegations are valid or whether we are liable. We may be subject to complaints or allegations from current, former or prospective employees. We may also be subject to complaints or allegations from our shareholders. A lawsuit or claim could result in an adverse decision against us that could have a materially adverse effect on our business. Additionally, the costs and expense of defending ourselves against lawsuits or claims, regardless of merit, could have an adverse impact on our profitability.

While we carry general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

We are involved in legal proceedings, including, but not limited to the following matters:

We are in a dispute with the former holders of the balance of Haru’s equity (the “Minority Stockholders”) concerning the amount owed by us to the former Minority Stockholders in payment for shares in the subsidiary which the former Minority Stockholders elected to sell to us.

We filed a complaint in the action, Benihana Monterey Corporation v. Nara Benihana Monterey, Inc., et al, , in connection with a default on a Promissory Note in the amount of $375,000 signed by one of our franchisees and a Personal Guaranty signed by the owner of such franchise.

Additionally, we were served with a complaint in the action, National Cable Communications, LLC v. The Romann Group and Benihana Inc., where the plaintiff alleges that we are jointly and severally liable with our co-defendant, the Romann Group, for unpaid payments relating to spot cable advertisements allegedly purchased by Romann Group on our behalf and placed by plaintiff. The Romann Group served its answer in this action denying our cross claims and asserted counterclaims against the plaintiff and cross-claims against us for unspecified damages.

The results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our financial position and results of operations.

Compliance with existing and new regulations of corporate governance and public disclosure may result in additional expenses.

Compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules has required an increased amount of management attention and external resources. We are committed to maintaining high standards of corporate governance and public disclosure. This investment required to comply with these changing regulations may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Of the 88 restaurants in operation at May 31, 2008, 13 are located on owned real estate and 75 are leased pursuant to land or land and building leases, which require either a specific monthly rental or a minimum rent and additional rent based upon a percentage of gross sales. In addition, there are eight Benihana restaurants and seven RA Sushi restaurants under development. The freestanding, traditional Benihana restaurant units, which are generally one story buildings, are on average between approximately 7,000 and 8,000 square feet. Benihana restaurants located in shopping centers, office buildings and hotels are of similar size but differ somewhat in appearance from location to location in order to conform to the appearance of the buildings in which they are located or limitations imposed by landlords or municipalities. The RA Sushi and Haru restaurant units average approximately 5,000 square feet, which excludes outdoor seating.

We lease approximately 16,300 square feet of space for our general administrative offices in Miami, FL at an annual rental of approximately $304,000 and 8,000 square feet for a warehouse in Miami, FL at an annual rental of approximately $40,000. The leases expire on November 30, 2013 and October 31, 2008, respectively.

We are actively pursuing new locations suitable for development as restaurant units for each of our concepts. Generally, these leases are “triple net” leases which pass increases in property operating expenses, such as real estate taxes and utilities, through to us as tenant. Expiration of these leases, including renewal options, occurs at various dates through calendar year 2034.

The following table sets forth the locations, by state, of our Company-owned restaurants as of May 31, 2008:

	Benihana	RA Sushi	Haru	Total

Alaska	1	—	—	1
Arizona	3	6	—	9
Califonia	14	4	—	18
Colorado	2	—	—	2
District of Columbia	1	—	—	1
Florida	7	2	—	9
Georgia	3	—	—	3
Illinois	3	3	—	6
Indiana	1	—	—	1
Maryland	1	1	—	2
Massachusetts	—	—	1	1
Michigan	3	—	—	3
Minnesota	2	—	—	2
Nevada	—	1	—	1
New Jersey	2	—	—	2
New York	3	—	7	10
Ohio	3	—	—	3
Oregon	1	—	—	1
Pennsylvania	1	—	1	2
Tennessee	1	—	—	1
Texas	6	2	—	8
Utah	1	—	—	1
Virginia	1	—	—	1

Total	60	19	9	88

The following table sets forth the locations, by state, of our restaurants under development as of May 31, 2008:

	Under development

	Benihana	RA Sushi	Total

Califonia	—	2	2
Florida	2	2	4
Illinois	1	—	1
Kansas	—	1	1
Massachusetts	1	1	2
New Jersey	1	—	1
Ohio	1	—	1
Pennsylvania	1	—	1
Texas	1	1	2

Total	8	7	15

Item 3.	Legal Proceedings

Haru Minority Stockholders Litigation

In December 1999, we completed the acquisition of 80% of the equity of Haru Holding Corp. (“Haru”). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period from July 1, 2005 through September 30, 2005, the holders of the balance of Haru’s equity (the “Minority Stockholders”) had a one-time option to sell their remaining shares to us (the “put option”). The exercise price under the put option was to be calculated as four and one-half (4½) times Haru’s consolidated cash flow for the fiscal year ended March 27, 2005 less the amount of Haru’s debt (as that term is defined in the purchase agreement) at the date of the computation.

On July 1, 2005, the Minority Stockholders exercised the put option.

We believe that the proper application of the put option price formula would result in a payment to the former Minority Stockholders of approximately $3.7 million. We have offered to pay such amount to the former Minority Stockholders and recorded a $3.7 million liability with respect thereto.

On August 25, 2006, the former Minority Stockholders sued us. The suit (which was filed in the Supreme Court of the State of New York, County of New York, but has been removed to the United States District Court for the Southern District of New York) seeks an award of $10.7 million, based on the former Minority Stockholders’ own calculation of the put option price formula and actions allegedly taken by us to reduce the value of the put option.

On December, 19, 2007, the Court dismissed all of the claims against us, except for the breach of fiduciary duty and breach of contract claims. On January 25, 2008, we filed our Answer and Affirmative Defenses to the Amended Complaint. The Court has set a discovery deadline of July 25, 2008.

We believe that we have correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

Other Litigation

On May 17, 2007, Benihana Monterey Corporation, a subsidiary of ours, filed a complaint in the action, Benihana Monterey Corporation v. Nara Benihana Monterey, Inc., et al, , pending in the Superior Court of California, County of Monterey. The action was commenced against various defendants in connection with a default on a Promissory Note in the amount of $375,000 signed by one of our franchisees and a Personal Guaranty signed by the owner of such franchise. We are seeking $375,000 plus interest and costs and have attached certain of the defendants’ assets by way of an Attachment Order. The franchisee filed a counter-claim alleging certain misrepresentations by us, and in March of 2008, the Court dismissed the counter-claim. We have obtained judgment against the defendant for approximately $500,000, including the repayment of $375,000 Promissory Note, interest and other costs. We have served the defendant with an order regarding examination of the defendant’s assets and have filed a subpoena requiring the defendant and the defendant’s entities to produce substantial documents. We have evaluated the collectibility of the outstanding balance of the Promissory Note, and during fiscal 2008, established a $400,000 reserve for the estimated portion of the Promissory Note that may not be collectible.

On August 3, 2007, we were served with a complaint in the action, National Cable Communications, LLC v. The Romann Group and Benihana Inc., pending in the Supreme Court of the State of New York. In this action, plaintiff alleges that we are jointly and severally liable with our co-defendant, the Romann Group, for unpaid payments relating to spot cable advertisements allegedly purchased by Romann Group on our behalf and placed by plaintiff. Plaintiff’s complaint demands judgment of approximately $570,000 plus interest, costs and disbursements. We have answered the complaint, denying liability with respect to the plaintiff’s claims and have asserted cross-claims against the Romann Group. The Romann Group served its answer in this action denying our cross claims and asserted counterclaims against the plaintiff and cross-claims against us for unspecified damages. We believe that both the plaintiff’s and the Romann Group’s cross-claims are without merit and will vigorously defend against the claims.

We are not subject to any other significant pending legal proceedings, other than ordinary routine claims incidental to our business.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information required by this Item is incorporated herein by reference from the information under the caption “Common Stock Information” contained in the Company’s 2008 Annual Report to Shareholders.

Item 6.	Selected Financial Data

The information required by this Item is incorporated herein by reference from the information under the caption “Selected Financial Data” contained in the Company’s 2008 Annual Report to Shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated herein by reference from the information under the caption “Management’s Discussion and Analysis” contained in the Company’s 2008 Annual Report to Shareholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

The information required by this Item is incorporated herein by reference from the information under the caption “Quantitative and Qualitative Disclosures about Market Risks” contained in the Company’s 2008 Annual Report to Shareholders.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference from the information under the caption “Consolidated Financial Statements” contained in the Company’s 2008 Annual Report to Shareholders.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the related report of our independent public accounting firm are included in our 2008 Annual Report under the caption “Managements’ Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” respectively, and are incorporated by reference.

Changes in Internal Control over Financial Reporting

There has been no significant change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the fourth quarter of our fiscal year ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders (the “Company’s Proxy Statement”).

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

The information required by this Item is incorporated herein by reference from the information under the caption “Executive Compensation” contained in the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in part by this Item is incorporated herein by reference from the information under the caption “Security Ownership of Certain Beneficial Owners of Management” contained in the Company’s Proxy Statement.

The following sets forth certain information, as of March 30, 2008, with respect to our equity compensation plans, under which our securities may be issued:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,520,713	$9.92	410,700
Equity compensation plans not approved by security holders	8,625	5.23	—

Total	1,529,338	9.90	410,700

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from the information under the caption “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the information under the caption “Principal Accountant Fees and Services” contained in the Company’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements:

The following consolidated financial statements of the Company and its subsidiaries, which are set forth on pages 18 through 38 of the Company’s 2008 Annual Report to Shareholders included herein as Exhibit 13.01, are incorporated herein by reference as part of this report.

Consolidated Statements of Earnings for the years ended March 30, 2008, April 1, 2007 and March 26, 2006.

Consolidated Balance Sheets as of March 30, 2008 and April 1, 2007.

Consolidated Statements of Stockholders’ Equity for the years ended March 30, 2008, April 1, 2007 and March 26, 2006.

Consolidated Statements of Cash Flows for the years ended March 30, 2008, April 1, 2007 and March 26, 2006.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Financial Statement Schedules:

None

3.	Exhibits:

2.01

Amended and Restated Agreement and Plan of Reorganization dated as of December 29, 1994 and amended as of March 17, 1995 among BNC, BOT, the Company and BNC Merger Corp. Incorporated by reference to Exhibit 2.01 to the Company’s Registration Statement on Form S-4, Registration No. 33-88295, made effective March 23, 1995 (the “S-4”).

	3.01	Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.01 to the S-4 and to Exhibit 1 on Form 8-A dated February 12, 1997.

	3.02	By-Laws of the Company. Incorporated by reference to Exhibit 3.02 to the S-4.

	3.03	Amendment No. 1 to the By-Laws of the Company. Incorporated by reference to Exhibit 3.02 to Form 8-K filed November 21, 2007.

4.01

Certificate of Designation of Rights, Preferences and Terms for the Series A Convertible Preferred Stock of the Company. Incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K dated May 15, 1995.

	4.02	Form of Certificate representing shares of the Company’s Common Stock. Incorporated by reference to Exhibit 4.02 to the S-4.

	4.03	Form of Certificate representing shares of the Company’s Class A Common Stock. Incorporated by reference to Exhibit 4.03 to the S-4.

	10.01	License Agreement, dated as of May 15, 1995 between BNC and BOT. Incorporated by reference to Exhibit 10.01 to the S-4.

	10.02	Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.08 to the S-4.

	10.03	1996 Class A Stock Option Plan. Incorporated by reference to Exhibit A to Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held on July 19, 1996.

	10.04	1997 Class A Stock Option Plan. Incorporated by reference to Exhibit A to Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held on August 27, 1998 (the “1998 Proxy Statement”).

	10.05	Amended and Restated Directors’ Stock Option Plan. Incorporated by reference to Exhibit B to the 1998 Proxy Statement.

	10.06	2000 Employees’ Class A Common Stock Option Plan. Incorporated by reference to Exhibit A to Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held on August 3, 2000.

	10.07	2003 Directors’ Stock Option plan. Incorporated by reference to Exhibit A to Benihana Inc. Proxy Statement for its Annual Meeting of Stockholders held on August 21, 2003.

10.08

Stockholders Agreement dated as of December 6, 1999 by and among Haru Holding Corp., BNC, Mei Ping Matsumura and the Estate of Arthur Cutler. Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-2, Registration Number 333-68946.

	10.09	Benihana Incentive Compensation Plan. Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

	10.10	Employment Agreement dated April 1, 2001 between Joel A. Schwartz and the Company.

	10.11	Employment Agreement dated April 1, 2001 between Taka Yoshimoto and the Company. Incorporated by reference to Exhibit 10.12 of the 2001 10-K.

10.12

Employment Agreement dated September 1, 2003 between Kevin Aoki and the Company. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly year ended October 12, 2003.

10.13

Employment Agreement dated September 1, 2003 between Juan C. Garcia and the Company. Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly year ended October 12, 2003.

10.14	Amendment No. 1 dated May 27, 2004 to Employment Agreement dated April 1, 2001 between Joel A. Schwartz and the Company. Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

10.15	Preferred Stock Purchase Agreement between Benihana Inc. and BFC Financial Corporation dated June 8, 2004. Incorporated by reference to Exhibit 10.19 of the 2004 10-K.

10.16

Amendment No. 1 dated October 17, 2005 to Employment Agreement dated September 1, 2003 between Juan C. Garcia and the Company. Incorporated by reference to Exhibit 10.01 to Form 8-K filed October 20, 2005.

10.17

Agreement of Sale dated April 17, 2006 by and among Benihana Lincoln Road Corp., Benihana National Corp., Doraku Lincoln Road LLC and Aoki Group LLC. Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 21, 2006.

10.18

Restrictive Covenant and Agreement not to Disclose Confidential Information dated April 17, 2006 by and between Kevin Aoki and Benihana Inc. Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 21, 2006.

10.19	Employment Agreement dated April 1, 2006 between Taka Yoshimoto and the Company. Incorporated by reference to Exhibit 10.27 of the 2006 10-K.

10.20	Employment Agreement dated August 28, 2006 between Jose I. Ortega and the Company. Incorporated by reference to Exhibit 10.01 to Form 8-K filed August 31, 2006.

10.21

Amendment No. 2 dated August 28, 2006 to Employment Agreement dated September 1, 2003 between Juan C. Garcia and the Company. Incorporated by reference to Exhibit 10.02 to Form 8-K filed August 31, 2006.

10.22	Credit Agreement, dated March 15, 2007, between the Company and its subsidiaries and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 16, 2007.

10.23	Promissory Noted dated March 15, 2007 by the Company in favor of Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 16, 2007.

10.24

Security Agreement, dated March 15, 2007, by and among the Company and its subsidiaries and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 16, 2007.

10.25	Pledge Agreement, dated March 15, 2007, by and among the Company and its subsidiaries and Wachovia, National Association. Incorporated by reference to Exhibit 10.4 to Form 8-K filed March 16, 2007.

10.26

Employment Agreement dated June 18, 2007 between Juan C. Garcia and the Company. Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly year ended July 22, 2007.

10.27	Benihana Executive Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 22, 2007.

10.28

Amended and Restated Rights Agreement, dated as of January 31, 2007 between American Stock Transfer & Trust Company and the Company. Incorporated by reference to Exhibit 99.1 to Form 8-K filed February 2, 2007 and Exhibit 99.2 to Form 8-K filed May 21, 2007.

10.29

Amendment, dated as of May 18, 2007, to Amended and Restated Rights Agreement, dated as of January 31, 2007, by and between the Company and American Stock Transfer & Trust Company. Incorporated by reference to Exhibit 99.1 to Form 8-K filed May 21, 2007.

10.30	2007 Equity Incentive Plan. Incorporated by reference to Exhibit 4.02 to Form S-8 filed April 18, 2008.

10.31	Form of Director Stock Option Agreement under the 2007 Equity Incentive Plan. Incorporated by reference to Exhibit 10.01 to Form S-8 filed April 18, 2008.

10.32	Form of Employee Stock Option Agreement under the 2007 Equity Incentive Plan. Incorporated by reference to Exhibit 10.02 to Form S-8 filed April 18, 2008.

10.33	Form of Employee Restricted Stock Agreement under the Company’s 2007 Equity Incentive Plan. Incorporated by reference to Exhibit 4.03 to Form S-8 filed April 18, 2008.

10.34	Employment Agreement dated March 17, 2008 between Joel A. Schwartz and the Company.

13.01	Portions of Annual Report to Stockholders for the year ended March 30, 2008.

21.01	Subsidiaries

23.01	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.01	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2008	BENIHANA INC.

By: /s/ Joel A. Schwartz

Joel A. Schwartz, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Joel A. Schwartz	Chief Executive Officer and	June 13, 2008

Joel A. Schwartz	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Jose I. Ortega	Vice President of	June 13, 2008

Jose I. Ortega	Finance and Treasurer - Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John E. Abdo	Director	June 13, 2008

John E. Abdo

/s/ Norman Becker	Director	June 13, 2008

Norman Becker

/s/ J. Ronald Castell	Director	June 13, 2008

J. Ronald Castell

/s/ Lewis Jaffe	Director	June 13, 2008

Lewis Jaffe

/s/ Richard C. Stockinger	Director	June 13, 2008

Richard C. Stockinger

/s/ Robert B. Sturges	Director	June 13, 2008

Robert B. Sturges

/s/ Joseph J. West	Director	June 13, 2008

Joseph J. West

/s/ Taka Yoshimoto	Executive Vice President -	June 13, 2008

Taka Yoshimoto	Restaurant Operations and Director