Form 10-K/A
period 2008-03-30
BENIHANA INC
filed 2008-07-25
CIK 935226

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
Yes ☐                   No  ☒

As of June 30, 2008, 6,118,164 shares of Common Stock and 9,161,236 shares of Class A Common Stock were outstanding.  As of October 12, 2007, the aggregate market value of common equity held by non-affiliates was $237,101,000 based on the closing price of the Common Stock and Class A Common Stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Benihana Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended March 30, 2008, which was filed on June 13, 2008, to include Items 10, 11, 12, 13, 14 and 15.

PART III

Item 10.  Directors and Executive Officers of the Company

Below is a list of the names and ages of the directors and executive officers of the Company as of June 30, 2008, indicating their position with the Company and their principal occupation during the past five years and prior thereto where applicable.

J. RONALD CASTELL
Director since 2005
Class I Director
Age 70

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

JOSEPH J. WEST, PH.D.
Director since 2005
Class I Director
Age 63

Since 1999, Mr. West has been serving as Dean, School of Hospitality and the Tourism Management, Florida International University. Between 1991 and 1999, he served as Department Chairman of Hospitality Administration, College of Business, Florida State University, and from 1993 through 1996, he served as Director, Hospitality Education Program, Department of Business and Professional Regulation, State of Florida and has held teaching positions at Florida State University and the University of South Carolina. Additionally, Mr. West possesses restaurant operating experience as an executive and operator having served as Vice President of Operations, Spring Garden Grill and Bar and General Manager at the following restaurant units: Franklin's Off Friendly, Colony House/Wine Cellar Restaurants and Colony Caterers. Mr. West is also a retired U.S. Naval Officer.

TAKA YOSHIMOTO
Director since 1990
Class I Director, Executive Vice President - Operations
Age 62

Mr. Yoshimoto has served as Executive Vice President of the Company and its predecessor since September 1989 and as the Director of Operations from May 1986 until September 1989. Mr. Yoshimoto joined the Company in July 1979 and has held various positions in operations. During that time, Mr. Yoshimoto has made significant contributions to the Company’s restaurant operations. Mr. Yoshimoto holds a Masters Degree of Business Administration and a Masters Degree of Economics and Finance from Louisiana State University, a Bachelor of Arts of Liberal Arts from International Christian University, Tokyo and has completed his doctoral study at Tulane University. Mr. Yoshimoto is also a director of Benihana Ono Restaurant BV Holdings in Europe. He was born and raised in Japan.

JOHN E. ABDO
Director since 1990
Class II Director
Age 65

Mr. Abdo has been principally employed since June 1984 as the Vice Chairman of the Board of Directors and Chairman of the Executive Committee of each of BankAtlantic Bancorp, Inc., and BankAtlantic, FSB.  He has served as Vice Chairman of Woodbridge Holdings, Inc. since August 1984 and as the Vice Chairman of the Board of Directors of Bluegreen Corporation since March 2002. Additionally, he has served as the Vice Chairman of the Board of BFC Financial Corporation since June 1987.  Mr. Abdo is the President and Chief Executive Officer of Abdo Companies, Inc., a real estate development, construction and real estate brokerage firm for more than thirty five years.  Mr. Abdo is a member of the Board of Directors of PACA (Performing Arts Center Authority) and is the President of the Broward Performing Arts Foundation, a $100,000,000 state of the art, twin concert hall venue located in Fort Lauderdale, FL.

NORMAN BECKER
Director since 1997
Class II Director
Age 70

Mr. Becker has been self-employed in the practice of public accounting since April 1985.  Prior thereto, Mr. Becker was a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP, for a period in excess of 10 years. Mr. Becker is also a director of Bluegreen Corporation and an officer of Proguard Acquisition Corp.

ROBERT B. STURGES
Director since 2003
Class II Director
Age 61

During October 2006, Mr. Sturges was appointed Chief Executive Officer of Nevada Gold & Casinos Inc. (AMEX: UWN), a company engaged in the development, ownership, and operation of commercial gaming facilities and lodging and entertainment facilities in the United States.  Mr. Sturges served as Nevada Gold & Casinos’ General Counsel and Chief Development Officer between June 2006 and October 2006.  Since 2001, Mr. Sturges has been a partner at Continental Hospitality Holdings, a hospitality company, which provides development, technical and operational services to the hotel and resort industry.  From 1994 to 2001, Mr. Sturges was President of the Gaming Division and a Director of Carnival Resorts and Casinos Inc. which developed, owned and managed resorts, hotels and casinos. Mr. Sturges is also a partner in the Miami Heat Basketball Organization.

LEWIS JAFFE
Director since 2004
Class III Director
Age 51

Mr. Jaffe is Chief Executive Officer of Lynch Ambulance.  Mr. Jaffe served as President, Chief Executive Officer and a director of Oxford Media, Inc. from February 2006 through October 2007 and President and Chief Operating Officer of Verso Technologies from November 2004 through August 2005. From August 2002 to November 2004, Mr. Jaffe was a self-employed public speaker and consultant. From April 2002 until August 2002, Mr. Jaffe served as the interim President of Glowpoint, Inc., a publicly-traded video products and services company. From July 2000 to July 2003, Mr. Jaffe served as an independent consultant to Glowpoint, Inc. From June 2000 to March 2002, Mr. Jaffe served as President and Chief Operating Officer of PictureTel Corporation, a publicly-traded videoconferencing company. From September 1998 to June 2000, Mr. Jaffe served as a managing director in the Boston office of Arthur Andersen LLP in its global finance practice. From January 1997 to March 1998, Mr. Jaffe served as President of C Systems, LLC, a designer and manufacturer of mobile military shelters, housing, communication and radar and missile launch systems. Mr. Jaffe served as a member of the board of directors for Glowpoint, Inc. from September 2001 to July 2003, the board of directors of Media 100 Inc. from June 2003 through November 2004 and the Turnaround Management Association of New England from September 1999 through November 2004. He currently is on the Board of ACT Teleconferencing, Inc., a public company, as well as two private companies: Travizon Inc. and Pixion, Inc.

JOEL A. SCHWARTZ
Director since 1982
Class III Director, Chairman of the Board of Directors and Chief Executive Officer
Age 67

Mr. Schwartz has been a director of the Company and its predecessor since 1982 and has served as Chief Executive Officer of the Company since May 1998. Additionally, Mr. Schwartz served as President of the Company from 1982 until April 2007.

RICHARD C. STOCKINGER
Director since 2007
Class III Director
Age 50

Mr. Stockinger is a restaurant consultant. Mr. Stockinger served as the President of Patina Restaurant Group (formerly Restaurant Associates – Patina Group) from October 2003 through April 2008 and served as Restaurant Associates’ Vice President and Chief Financial Officer from 1985 through October 2003.  During his tenure with Restaurant Associates and the Patina Restaurant Group, Mr. Stockinger played a critical role in the development and implementation of its sales, acquisitions and turnaround strategies.  Some of the restaurant deals include California Pizza Kitchen, El Torito and Au bon Pain.  Mr. Stockinger also serves on the Board of Directors of the National Kidney Foundation of Greater New York.

JUAN C. GARCIA
President and Chief Operating Officer
Age 44

Mr. Garcia was appointed President and Chief Operating Officer during April 2007. Prior thereto, Mr. Garcia served as Senior Vice President – Chief Operating Administrative Officer from June 2005 until April 2007. Prior thereto, Mr. Garcia had served as Vice President-Controller since January 1999. He served as Controller of the Company and its predecessor since July 1994. Prior to July 1994, Mr. Garcia served in various accounting and finance roles with the Company. Mr. Garcia has served as the Assistant Secretary of the Company since July 1996. Mr. Garcia is also a certified public accountant licensed in the State of Florida.

JOSE I. ORTEGA
Vice President – Finance, Chief Financial Officer and Treasurer
Age 36

Mr. Ortega was appointed Vice President – Finance, Chief Financial Officer and Treasurer in September 2006.  Prior thereto, Mr. Ortega had served as Controller of the Company since July 2005.  Prior to joining the Company, Mr. Ortega was employed at Burger King Corporation, as Director, Consolidation and Reporting from November 2002 to July 2005, and prior thereto as Manager, Consolidation and Reporting, from September 2001 to November 2002.  From June 1996 through September 2001, Mr. Ortega was the Controller of Viragen, Inc., a biotechnology company.  Mr. Ortega is also a certified public accountant licensed in the State of Florida.

AUDIT COMMITTEE

For the fiscal year ended March 30, 2008, the Audit Committee consisted of Norman Becker (the Chairman), Lewis Jaffe, Robert B. Sturges and Richard Stockinger, all of whom have been determined by the Board of Directors to be independent (as independence is defined in Rule 4200(a)(15) under the current National Association of Securities Dealers, Inc. listing standards). The Board of Directors has determined that Norman Becker qualifies as an "audit committee financial expert" as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Rules promulgated by the Securities and Exchange Commission govern the reporting of securities transactions by directors, officers and holders of 5% or more of the Company’s Common Stock or Class A Common Stock. Based solely upon its review of copies of reports filed with the SEC and received by the Company, the Company believes that its directors and officers have filed all required reports on a timely basis except the following: Kevin Y. Aoki, a former director and former Vice President - Marketing of the Company, failed to timely file one Form 4 reporting an option exercise and sale of shares; Mr. Schwartz failed to timely file one Form 4 reporting an option exercise and sale of shares; Mr. Garcia failed to timely file one Form 4 reporting a purchase of shares; and Mr. Becker failed to timely file two Form 4s reporting a sale of shares and an option exercise.

CODE OF ETHICS

The Company has adopted a written code of business conduct and ethics that applies to its directors and officers, including the Chief Executive Officer and Chief Financial Officer.  The code of business conduct and ethics is available on the Company’s website, which is located at www.benihana.com. The Company intends to make all required disclosures concerning any amendments to, or waivers from, the Company’s code of business conduct and ethics on its website.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Compensation and Stock Option Committee of the Board of Directors (the Compensation Committee) evaluates executive officer performance in light of the Company's strategic objectives and establishes compensation levels based on such evaluation, including for the Chief Executive Officer, Joel A. Schwartz; the President and Chief Operating Officer, Juan C. Garcia; the Executive Vice President - Operations, Taka Yoshimoto; and the Chef Financial Officer and Vice President – Finance, Jose I. Ortega (together, with Messrs. Schwartz, Garcia and Yoshimoto, the Named Executive Officers).  The Compensation Committee also administers the Company’s 2007 Equity Incentive Plan (the Equity Plan) and approves performance targets and payments to executive officers under the Company’s Executive Incentive Compensation Plan (the Cash Incentive Plan).

Objectives of Compensation Program

The objectives of the Company’s compensation program are to attract and retain exceptional personnel.  To accomplish these objectives, the Company seeks to offer competitive compensation packages comprised of base salary, “at risk” incentive compensation based on  achieving short-term and long-term individual and Company performance targets and equity awards designed to align executive officer interests with those of the Company’s stockholders.

What the Company’s Compensation Program is Designed to Reward

The Company’s compensation program is designed to reward executive officers for advancing critical elements of the Company’s growth strategy: selectively pursuing restaurant growth, developing and maintaining strong restaurant unit economics (by sustaining sales growth and implementing cost controls at the individual unit level), continuing to build brand awareness and customer loyalty and providing strong management support to restaurant units. Executive officer contributions to these goals are measured at the individual and Company levels.

The Company’s compensation program is designed to reward the accomplishment of short-term and long-term objectives.  For this reason, the Compensation Committee generally provides that a portion of each executive officer’s compensation is “at risk,” contingent upon accomplishment of performance targets or increases in value as the Company grows, and that another portion has present value, that is, provides immediate reward and motivation to confront short-term challenges.  The elements which are deemed to have present value are annual base salary and grants of restricted stock (although, in part, the potential increase in value of restricted stock also represents “at risk” compensation); the elements of compensation which are deemed “at risk” are cash incentive award payments and grants of stock options.  The Compensation Committee has determined that the compensation of executive officers whose positions enable them to directly affect the Company’s overall performance and growth should include a significant portion of “at risk” compensation. The percentage of compensation "at risk" for the Named Executive Officers is between 35% and 51%.

In order to maintain and improve the program and ensure that it effectively rewards executive officers, the Compensation Committee, from time to time, may engage an outside compensation consultant.  During the fiscal year ended March 30, 2008, the Compensation Committee engaged a compensation consultant, Mercer (US) Inc., in order to assess compensation levels of the Named Executive Officers for the fiscal year 2009.  In that report, Mercer noted that the Company’s current compensation levels are at or below market for companies similar to the Company.  The Compensation Committee also receives recommendations from, and consults with, the Chief Executive Officer, who is most familiar with the Company’s day-to-day operations and the executive officers’ contributions thereto.

Elements of the Company’s Compensation Program, Why the Company Chose Each Element and How it Relates to the Company’s Objectives

The four elements of the Company’s compensation program are base salary, cash incentive awards under the Cash Incentive Plan, equity grants under the Equity Plan and post-termination benefits. In aggregate, these elements balance short-term and long-term rewards, vested and unvested compensation and cash and equity-based payments.  Annual base salary is the primary element of compensation for executive officers because its predetermined nature allows them to confront short-term challenges without concerns about financial stability. Annual base salary also serves as a reliable measure for attracting and retaining exceptional executives.

Cash incentive awards under the Cash Incentive Plan are designed to reward key employees, including the Named Executive Officers, for achieving individually-based and Company level (e.g., return on equity) performance objectives.  By providing reward for accomplishment of individualized objectives, one portion of the Company’s cash incentive awards focuses employees on excelling in the performance of their specific responsibilities.  By providing reward for Company-wide performance, the other portion aligns employees’ interests with those of stockholders.  Equity grants, because of the vesting schedules unique to them, especially restricted stock grants which always retain some value, are ideally suited for ensuring long-term retention of executive officers, thereby supporting the Company’s compensation program objective to retain exceptional personnel.  Equity ownership also aligns the interests of executive officers with those of their fellow stockholders since its value is dependent on the value of the Company’s stock.  Post-termination benefits provide varying levels of security to executive officers and are a critical inducement for exceptional personnel to come to, and to continue working at, the Company.  These benefits, in particular, enhance the overall value of a compensation package further contributing to executive retention.

How the Company Chose Amounts and Formulas for Each Element

Base Salary

Base salaries of each Named Executive Officer are defined in their respective employment agreements and are subject to future increases as determined from time to time by the Compensation Committee or, in some cases, consistent with increases in the cost of living.  Factors which may be considered in determining base salaries include the Company’s accomplishments in the prior year, the Company’s objectives for the upcoming year, salary changes in prior years and the executive’s experience, responsibilities, ability and performance during the prior year.

Effective April 2, 2007, in connection with his promotion to President and Chief Operating Officer, the Compensation Committee approved an increase in Mr. Garcia’s base salary from $205,000 to $250,000.  The primary factor that impacted the Compensation Committee’s decision was Mr. Garcia’s promotion and his resultant greater responsibilities.  In addition, the Compensation Committee also considered Mr. Garcia’s many years of experience with the Company in various roles, including Controller and Chief Operating Administrative Officer, which give him a unique understanding of the Company’s operations.  Furthermore, pursuant to the terms of Messrs. Schwartz’s and Yoshimoto’s employment agreements, effective April 2, 2007, the base salaries of Messrs. Schwartz and Yoshimoto were increased by approximately 3% in order to track increases in cost of living.

Cash Incentive Plan

For the fiscal year 2008, the maximum cash incentive award opportunity for each Named Executive Officer under the Cash Incentive Plan (i.e., the maximum amount payable if maximum performance targets are achieved) was set at 50% of annual base salary for Mr. Schwartz, 45% for Mr. Garcia, 40% for Mr. Yoshimoto and 30% for Mr. Ortega.  The Compensation Committee believes that directly relating the amount of potential cash incentive pay to the amount of annual base salary provides Named Executive Officers with appropriate motivation by ensuring that a material portion of total compensation is “at risk” if various objectives are not achieved.  Furthermore, the proportion of total cash compensation “at risk” increases with positions that provide a greater ability to directly affect the Company’s overall performance and growth.

With respect to each Named Executive Officer, 25% of the maximum cash incentive award is based on fulfillment of individual goals and objectives, including the factors described immediately below:

•	Mr. Schwartz: overall Company leadership, restaurant concept development
•	Mr. Garcia: management team stability and quality, business plan completion, investor relations
•	Mr. Yoshimoto: expense control, quality control, remodeling project continuation (each, with respect to the Benihana teppanyaki restaurants)
•	Mr. Ortega: Audit Committee functioning, Sarbanes-Oxley Act compliance, budget plan development

For Messrs. Schwartz, Garcia and Ortega, the remaining 75% of the cash incentive award is based on the Company’s achievement of targeted return on equity thresholds.  For Mr. Yoshimoto, the remaining 75% is based on the attainment of targeted restaurant operating profit results with respect to the Company’s Benihana teppanyaki restaurants.  In each case, the Compensation Committee determines the target level prior to the start of the fiscal year.  The Compensation Committee considers return on equity to be an optimal measure of Company-wide performance because it is a commonly used measurement of effective capital allocation, which is of specific interest to a restaurant company deploying capital to expand its market share.  The targeted restaurant operating profit results of the Company's Benihana teppanyaki restaurants are considered to be an optimal measure of performance with respect to Mr. Yoshimoto because they isolate the operations and performance of the units for which Mr. Yoshimoto is responsible and indicate the efficiency of his management.

For the fiscal year 2008, the targeted return on equity was 8.1%; the Benihana teppanyaki restaurants’ targeted restaurant operating profit results were $40.6 million.  If the targeted results of either measure were exceeded by the percentages indicated in the left-hand column below, the Named Executive Officer would receive the indicated percentage of the Company performance component of the maximum cash incentive award.

If targeted result is exceeded by…	…then the percentage of maximum cash incentive award related to Company performance paid will be…
less than 5%	50%
5% but less than 10%	60%
10% but less than 15%	75%
15% or more	100%

The Compensation Committee determined that, based on historical performance of the Company, the thresholds are, at the minimum level, realistically attainable so as to be motivating, while, at the maximum level, sufficiently aggressive to encourage optimal growth and innovation.  No later than thirty days after the Company’s filing of its Annual Report on Form 10-K for any fiscal year, the Compensation Committee must review applicable performance targets and approve the amounts to be paid under the Cash Incentive Plan with respect to the applicable fiscal year.

On June 6, 2008, the Compensation Committee determined that Mr. Schwartz, Mr. Garcia and Mr. Ortega had fully accomplished their individualized performance targets, however, the Company’s return on equity target was not met and thus approved cash incentive award payments of $45,053, $28,125 and $13,875 to Messrs. Schwartz, Garcia and Ortega, respectively. With respect to Mr. Yoshimoto, the Company’s Benihana teppanyaki restaurants did not achieve their targeted results, however, Mr. Yoshimoto accomplished certain of his individual performance targets and thus the Compensation Committee approved a cash incentive award payment of $16,676.  The Compensation Committee does not have discretion to alter such payments under the Cash Incentive Plan if performance goals are not achieved, but it may approve discretionary bonus payments pursuant to the Company’s employment agreement with each Named Executive Officer.

In addition to the cash incentive award opportunity under the Cash Incentive Plan, Mr. Garcia is entitled to receive a performance-based bonus of up to 25% of his base salary, at the discretion of and as determined by the Compensation Committee and Chief Executive Officer, at the end of each fiscal year of service based upon Mr. Garcia’s performance.  The following criteria, among others, are considered: the Company’s actual results of operations compared with the Company’s business plan as adopted by the Company’s Board of Directors, restaurant development and management retention. This additional cash incentive bonus opportunity was included in Mr. Garcia's employment agreement in order to tie more of his compensation, as President and Chief Operating Officer, to individual and Company performance. No such bonus was paid with respect to the fiscal year 2008.

Equity Plan

At the Company’s 2007 annual stockholders meeting, the stockholders approved adoption of the Equity Plan.  While the Company has, at times, previously granted equity incentives in the form of stock options, the Board of Directors recommended approval of the Equity Plan because it permits alternative forms of equity grants, including grants of restricted stock and equity grants which can be made subject to performance-based vesting, affording the Compensation Committee more flexibility in establishing appropriate compensation packages for employees.  In addition, the Equity Plan allows the Company to adapt to the continuing, highly competitive market for executive talent and the market trend of offering alternative awards, so as to remain competitive within the restaurant industry and continue to be able to attract and retain employees.

The Compensation Committee determines the value of equity awards based upon the amount of total compensation (excluding post-termination benefits) considered necessary by the Compensation Committee to retain such an executive officer for such position, the performance of the Company and Named Executive Officer during the previous year, the impact of awards on the Company’s net income and the dilutive effect of awards on the Company’s outstanding shares.  Furthermore, the Compensation Committee allocates equity awards representing a greater proportion of total compensation to those executive officers whose positions provide a greater ability to directly affect the Company’s overall performance and growth.

The Compensation Committee uses fair value to determine equity grant value, as discussed below under the heading “Tax and Accounting Considerations,” and to establish the value of total equity grants to be awarded to each officer.  Consequently, the amount of underlying stock will vary depending upon the stock price of the Company’s Class A Common Stock on the grant date, which is the date on which the Compensation Committee approves the award.  The share price of restricted stock and exercise price of stock options are not repriced by the Compensation Committee, nor does the Compensation Committee have a policy permitting such repricing.  The Compensation Committee typically meets to grant the awards as close as possible to the end of the Company’s fiscal year, when the Committee can evaluate overall Company performance.  Establishing a fixed total value gives the Company greater ability to ensure accrual of consistent compensation costs year-to-year.  The share price or exercise price of an equity award is equal to the fair market value of the Company’s Class A Common Stock, which is the average of the high and low price of stock on such day.  The stock’s fair market value, rather than its closing market price, is used because the Company believes such price is the more accurate representation of the value of the Company’s stock on any given day.

For the fiscal year 2008, the Company issued stock options and restricted stock that were subject to time based vesting conditions which require that the officer be employed on the vesting date to realize any value from the award.  The typical vesting schedule for such awards provides that one-third of the shares covered by the award vests upon each of the first, second and third anniversaries of the grant date.  Such vesting periods are considered to be of long enough duration to give significant financial incentive to the officer to remain with the Company while being of short enough duration to allow realization of financial incentives.

Equity awards for the Named Executive Officers consist of two-thirds (in value) stock options and one-third (in value) restricted stock.  The Compensation Committee considered such allocation optimal to balance the Company’s interest in motivating its officers to increase the Company’s value, which is supported by the award of stock options (which have no value unless and until the stock price begins to exceed the exercise price) and its interest in rewarding officers for previous performance through the award of restricted stock (which represents immediate value upon vesting, yet still retains quality as a performance incentive since its value changes with the price of the Company’s stock).

On March 17, 2008, the Compensation Committee approved equity awards for the fiscal year 2008, with a fair market value equal to 100%, 85%, 40% and 40% of annual base salary for each of Messrs. Schwartz, Garcia, Yoshimoto and Ortega, respectively.

Post-Termination and Other Benefits

Overall Philosophy

The Company’s employment agreements with certain Named Executive Officers provide for payments in the event of certain terminations of employment, as discussed below under the heading “Post-Termination Benefits and Change in Control.”  In general, the Compensation Committee considers post-termination benefits to be an important element of total compensation because they allow the Company to better recruit and retain executive officers by offering competitive compensation packages.  In addition, certain longstanding officers are eligible for severance and change in control benefits since these benefits have been terms of their employment agreements since 1997, and the Compensation Committee believes that the elimination of these benefits would be a material reduction in their total compensation.

Trigger Events

The Company provides certain benefits to all of the Named Executive Officers following a termination of employment as a result of death or disability.  The Compensation Committee believes that these benefits enhance the officers’ performance by eliminating distractions relating to job security and family welfare and thereby fostering the officers’ ability to focus upon execution of daily job responsibilities.

Pursuant to the terms of their employment agreements, Messrs. Schwartz and Yoshimoto are eligible for severance payments in connection with a termination of their employment by the Company without cause, the termination of their employment by them with good reason, or with respect to the Mr. Schwartz, the failure of the Company to renew or extend his employment agreement.  In addition to alleviating concerns about job security and family welfare, the Company considers these substitute retirement benefits, which are maintained in lieu of any other retirement plan dedicated to executive officers.

In addition to the foregoing, Messrs. Schwartz’s and Yoshimoto’s contracts include benefits which are payable to the executive if he is terminated in connection with a change in control of the Company.  The Company believes that providing these benefits in connection with a change in control is an effective way of separating the officers’ personal financial interests in maintaining their employment from the stockholders’ interests in increasing the value of the Company through potential corporate transactions.  In addition, these benefits are structured as a “double trigger;” that is, the mere fact of the occurrence of the change in control will not trigger the payment.  The change in control must occur and the officer’s employment must terminate for the benefit to become payable.  The Compensation Committee continues to believe that this structure is appropriate to balance the Company’s interest in ensuring that its executive officers’ interests’ are aligned with those of its stockholders, while limiting the Company’s exposure for such payments to those circumstances where the benefit is necessary for the protection of the executive.

Benefits Formula

Payments in connection with a death or disability are generally based on a multiple of monthly salary so that the value of such benefit increases in proportion to salary increases, providing a certain amount of support upon the occurrence of such events; however, in the event of the death of Mr. Schwartz, the Company would pay a fixed amount approximately equal to his compensation at the time such benefit was originally agreed to.  Payments in connection with a termination without cause, with good reason or in the event of a change in control are a multiple of annual base salary but are reduced to reflect the remaining time in the officer’s employment term.  The Compensation Committee believes that this appropriately reflects the Company’s interest in providing security while reflecting the officer’s expectation under the employment agreement.  Payment in connection with a failure to renew is a fixed multiple of annual base salary in order to establish a fixed amount of security and retirement benefits in such event where the amount of time remaining under the term may not provide an appropriate benefit.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code generally limits the deductibility of compensation (other than qualified performance-based compensation) in excess of $1 million paid in a taxable year to a company’s chief executive officer and the four other most highly compensated executive officers.  The Compensation Committee considers the impact of this deductibility limitation on its compensation program, however, in certain cases, the Compensation Committee may determine that the Company’s interest in providing necessary compensation may outweigh interest in tax deductibility.

Current accounting rules, including Statement on Financial Accounting Standards No. 123R (FAS 123R), “Share-Based Payment,” require the Company to record, as an expense, the estimated fair market value of stock option and restricted stock grants, which reduces the Company’s reported profits.  The Compensation Committee considers such impact of this expense when determining the types and values of equity awards to be granted to employees, including Named Executive Officers.

The Company uses the Black-Scholes model to determine the value of equity grants, which ensures that the amount of compensation accrued annually by the Company in connection with its stock option grants may be more simply compared year to year since the Black-Scholes model is the same methodology used by the Company to determine its compensation expense under FAS 123R.

Compensation and Stock Option Committee Report

The Company’s Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in the Annual Report on Form 10-K (the “Form 10-K”) and the Company’s Proxy Statement with respect to the Company’s fiscal year ended March 30, 2008, filed pursuant to Section 13 of the Securities Exchange Act of 1934.  Based on the reviews and discussions referred to above, the Company’s Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Form 10-K and the Proxy Statement.

Compensation and Stock Option Committee

John E. Abdo (Chairman)
Norman Becker
J. Ronald Castell

Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth compensation for the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and the Company’s other most highly compensated executive officers (the Company’s Named Executive Officers) during the fiscal year ended March 30, 2008.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
Joel A. Schwartz, Chairman and Chief Executive Officer	2008 2007	$360,420 355,377	$1,500 —	$3,500 —	$45,053 45,793	$7,910 7,148	$418,383 408,318

Juan C. Garcia, President and Chief Operating Officer	2008 2007	234,615 177,500	900 —	2,100 —	28,125 24,062	4,100 4,580	269,840 206,142

Taka Yoshimoto, Director and Executive Vice President — Operations	2008 2007	211,088 201,019	400 —	800 —	16,676 14,819	4,286 4,188	233,250 220,026

Jose I. Ortega, Vice President — Finance and Chief Financial Officer	2008 2007	185,000 158,950	300 —	700 —	13,875 20,945	4,289 4,481	204,164 184,376

_____________________________

(1)
Represents the amount of compensation cost recognized by the Company in the fiscal year ended March 30, 2008 related to stock and option awards granted in the fiscal year 2008, as described in Statement of Financial Accounting Standards No. 123R (SFAS 123R).  For a discussion of valuation assumptions, see Note 1 to the Company’s 2008 Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year 2008.

(2)	Other Compensation included Company-paid Group Term Life Insurance and automobile allowance.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth certain additional information regarding the range of possible grants of plan-based awards to the Company’s Named Executive Officers for the fiscal year ended March 30, 2008.  Actual grants awarded with respect to the fiscal year 2008 are disclosed as “Non-Equity Plan Compensation in the Summary Compensation Table” above.

Under the Company’s Cash Incentive Plan, each Named Executive Officer may receive a cash award, which may be all or a portion of his maximum overall bonus opportunity, which for the fiscal year 2008 was set at 50% of annual base salary for Mr. Schwartz, 45% for Mr. Garcia, 40% for Mr. Yoshimoto and 30% for Mr. Ortega.  Eligibility for 75% of the award is based on exceeding certain targeted Company-wide results, while eligibility for the remaining 25% is based on achieving other personal performance and management goals specific to the individual’s role in the Company. Because the personnel component is based on subjective criteria of individual achievement objectives, the Company has assumed that, at the threshold level, a Named Executive Officer has not achieved any objectives and, at a maximum level, a Named Executive Officer has achieved all of his objectives.  With respect to the Company component, the threshold and maximum levels are based on the minimum and maximum awards 50% and 100%, respectively, under the plan. The plan provides for a range of payments between the threshold amount and the maximum amount, which is determined by the achievement of various levels of Company performance and a Named Executive Officer’s achievement of personal objectives. Accordingly, there is no target under the Company’s plan and the Company has omitted the column providing such information.

Under the Company’s Equity Plan, the Compensation Committee determines the value of equity awards based upon, among other things, the amount of total compensation (excluding post-termination benefits) considered necessary to retain such an executive officer for such position and the performance of the Company and Named Executive Officer during the previous year.  Furthermore, the Compensation Committee establishes the value of total equity grants to be awarded to each officer; therefore, the amount of underlying stock will vary depending upon the stock price of the Company’s Class A Common Stock on the grant date.

					All Other
	Estimated Future Pay-Outs			All Other	Option
	Under Non-Equity Incentive			Stock	Awards:	Exercise	Grant Date
	Plan Awards			Awards:	Number of	or Base	Fair Value
				Number	Securities	Price of	of Stock
				of Stock	Underlying	Option	and Option
Name	Threshold	Maximum	Grant	or Units	Options	Awards	Awards
	($)	($)	Date	(#) (1)	(#) (2)	($/Share)	($/Share)
Joel A. Schwartz	$67,579	$180,210	3/17/08	11,600	69,600	$10.35	$390,804
Juan C. Garcia	42,188	112,500	3/17/08	6,800	41,100	10.35	230,259
Taka Yoshimoto	31,663	84,435	3/17/08	2,700	16,300	10.35	91,352
Jose I. Ortega	20,813	55,500	3/17/08	2,400	14,300	10.35	80,467

________________________________

(1)
Each such award consists of restricted shares of Class A Common Stock subject to a risk of forfeiture which lapses as to approximately one-third of the shares covered by the award on each of the first three anniversaries of the grant date.

(2)
Each such award consists of an option to purchase Class A Common Stock that has a term of seven years and is exercisable as to approximately one-third of the shares covered by the award on each of the first three anniversaries of the grant date.

NARRATIVE ADDENDUM TO THE SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE

Employment Agreements

The Company originally entered into an employment agreement with Mr. Schwartz on April 1, 2001 and, pursuant to an amendment dated May 27, 2004, such agreement was extended until March 31, 2009. The employment agreement provided for an initial annual base salary of $300,000, subject to annual adjustment based on cost of living increases.  On March 17, 2008, the Company entered into an amended and restated employment agreement with Mr. Schwartz, providing that he continue to serve as Chief Executive Officer until March 31, 2011 for an initial base salary of $400,000, subject to annual adjustments based on cost of living increases.

The Company entered into an employment agreement with Mr. Yoshimoto on April 1, 2006, to continue to serve as Executive Vice President — Operations through March 31, 2009, providing for an initial base salary of $187,209 and subject to annual adjustment based on cost of living increases.

The Company entered into an employment agreement with Mr. Ortega on August 28, 2006, in connection with Mr. Ortega’s promotion to serve as Vice President — Finance and Chief Financial Officer through August 31, 2009, providing for an initial annual base salary of $185,000.

The Company entered into an amended and restated employment agreement with Mr. Garcia on June 18, 2007, effective as of April 2, 2007, the date upon which Mr. Garcia was promoted to serve as President and Chief Operating Officer.  The employment agreement provides for Mr. Garcia to serve in both positions through March 31, 2010, with an initial annual base salary of $250,000, subject to annual adjustment based on cost of living increases.  Mr. Garcia is also entitled to receive a performance-based bonus of up to 25% of his base salary, as determined by the Compensation Committee and Chief Executive Officer, as discussed above under the heading "Cash Incentive Plan."

The terms of the employment agreement with each of the Named Executive Officers provide for bonuses and equity awards determined by the Company’s Board of Directors under the Company’s Cash Incentive Plan or Equity Plan, respectively (as each such plan is discussed under the “Grants of Plan-Based Awards Table” in this Form 10-K/A).  Additionally, pursuant to the terms of the employment agreement with each of the Named Executive Officers, each such officer will be eligible to participate in the health, insurance and other benefit plans generally available to the Company’s executive officers and will be entitled to receive an automobile expense allowance between $200 and $300 per month.  Last, the Named Executive Officers are eligible for severance payments upon certain events of termination of their employment, as discussed under the heading “Post-Termination Benefits and Change in Control” section in this Form 10-K/A.

Equity Plan

The long-term incentive compensation plan pursuant to which the Company presently grants equity awards is the Company’s 2007 Equity Incentive Plan.  Pursuant to the Equity Plan, employees, including the Named Executive Officers, may be granted stock options, stock awards, stock appreciation rights and stock equivalent units (the Awards).  The exercise price of all stock options to purchase Class A Common Stock, including Incentive Stock Options, as defined by Section 422 of the Internal Revenue Code of 1986, is the stock’s fair market value, which is the average of the high and low price of the Class A Common Stock on the grant date.  In the fiscal year 2008, the Company granted only restricted stock awards and stock options.  All employees of the Company and its subsidiaries and non-employee directors are eligible to receive Awards under the Equity Plan.  The Equity Plan provides that the Compensation Committee may determine which employees are granted Awards and the number of shares subject to each Award.  The non-employee directors are eligible for automatic grants of stock options, as further discussed below under the heading “Director Compensation.”

Prior to the adoption of the Equity Plan, the Company granted stock options to its employees and directors under its 2003 Directors’ Stock Option Plan, 2000 Employees Class A Common Stock Option Plan and other prior plans (the Prior Plans).  Following adoption of the Equity Plan, the Company ceased to issue stock options under the Prior Plans, however all options previously issued under the Prior Plans which remain outstanding continue to be governed by the terms of such Prior Plans.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table sets forth information regarding each unexercised option held by each of the Company’s Named Executive Officers as of March 30, 2008.

		Options Awards			Stock Awards

	Number of	Number of
	Securities	Securities			Number of
	Underlying	Underlying			Shares or Units	Market Value of
	Unexercised	Unexercised	Option		of Stock That	Shares or Units of
	Options	Options	Exercise	Option	Have Not	Stock That Have
	Exercisable	Unexercisable	Price	Expiration	Vested	Not Vested
Name	(#)	(#) (1)	($/Share)	Date	(#) (2)	($)(3)

Joel A. Schwartz	57,500	—	$6.5942	5/7/09	11,600	$131,312
	28,750	—	6.6209	5/7/09
	40,250	—	8.9855	9/1/09
	20,125	—	9.0122	9/1/09
	57,500	—	7.8261	5/12/10
	28,750	—	7.8528	5/12/10
	51,750	—	4.9623	4/24/11
	25,875	—	4.9890	4/24/11
	57,500	—	11.1884	6/7/12
	28,750	—	11.2151	6/7/12
	—	69,600	10.3500	3/17/15

Juan C. Garcia	34,500	—	7.8261	5/12/10	6,800	76,976
	17,250	—	7.8528	5/12/10
	28,750	—	4.9623	4/24/11
	14,375	—	4.9890	4/24/11
	34,500	—	11.1884	6/7/12
	17,250	—	11.2151	6/7/12
	—	41,100	10.3500	3/17/15

Taka Yoshimoto	23,000	—	8.9855	9/1/09	2,700	30,564
	11,500	—	9.0122	9/1/09
	46,000	—	7.8261	5/12/10
	23,000	—	7.8528	5/12/10
	46,000	—	11.1884	6/7/12
	23,000	—	11.2151	6/7/12
	—	16,300	10.3500	3/17/15

Jose I. Ortega	—	14,300	10.3500	3/17/15	2,400	27,168

(1)	Each such option was granted on March 17, 2008 and is exercisable as to approximately one-third of the shares covered by the award on each of the first three anniversaries of such date.
(2)
Each such stock award was granted on March 17, 2008 and is subject to a risk of forfeiture which lapses as to approximately one-third of the shares covered by the award on each of the first three anniversaries of such date.

(3)	The market value of shares of stock that have not vested was $11.32, which was the closing price per share of the Company’s Class A Common Stock on March 30, 2008.

OPTION EXERCISES AND STOCK VESTED TABLES

The following table shows the number of shares acquired upon exercise of stock options by each of the Company’s Named Executive Officers during the fiscal year ended March 30, 2008. There were no stock awards granted under the Equity Plan which vested in the fiscal year 2008.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)

Joel A. Schwartz	112,125	$1,457,000
Juan C. Garcia	-	-
Taka Yoshimoto	-	-
Jose I. Ortega	-	-

(1)	The “value realized on exercise” is the difference between the market price of the underlying security at exercise and the exercise price of the option.

NONQUALIFIED DEFERRED COMPENSATION

The following table shows the executive contributions, earnings and account balances for the Named Executive Officers who participated in the Company’s Deferred Compensation Plan.  The Deferred Compensation Plan allows key employees, including the Named Executive Officers, to defer up to 20% of their annual base salary and up to 100% of their annual bonuses until resignation from service at the Company or age 55, whichever is later, or if earlier, their disability (as defined in the Deferred Compensation Plan) or death. Deferred amounts may be invested among several investment programs at the participant’s option.  Participants’ obligation to pay federal or state income tax on contributions to the plan is deferred until withdrawal of such amounts. The Company does not match any of the amounts deferred by participants in the Deferred Compensation Plan.

Employees who participate in the Deferred Compensation Plan may invest deferred monies in a range of investment vehicles, including Money Markets, Bonds and Mutual Funds. Over the last three years, these investments have yielded less than 5% per annum.

The Company does not make contributions, including matching contributions, to the Deferred Compensation Plan.

Name	Executive Contributions in Last FY ($) (1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)

Joel A. Schwartz	$26,000	$(8,857)	$-	$318,896
Juan C. Garcia	-	-	-	-
Taka Yoshimoto	-	-	-	-
Jose I. Ortega	-	-	-	-

(1)	The amounts set forth in this column have also been reported as “Salary” in the Summary Compensation Table above.

POST-TERMINATION BENEFITS AND CHANGE IN CONTROL

Compensation upon Termination of Employment

The Company’s amended and restated employment agreement with Mr. Schwartz provides that, in the event of termination of his employment without cause, for good reason, due to disability, as a result of his resignation after a change in control of the Company or as a result of a failure to renew or extend Mr. Schwartz’s employment agreement, he shall receive a payment equal to five times his annual base salary in effect at the time of such termination.  In addition, if Mr. Schwartz’s employment is terminated without cause, for good reason or as a result of his resignation after a change in control of the Company, he shall receive an additional payment equal to his annual base salary in effect at the time of such termination multiplied by the number of years remaining under his employment agreement.  Each such payment is to be paid in sixty equal monthly installments, subject to certain delays in payment which might be required under applicable law.

In the event of the death of Mr. Schwartz, the employment agreement provides that the Company shall pay his beneficiary or other designated person $350,000 less the amount of any insurance on Mr. Schwartz’s life which the Company has purchased.  In addition, in the event of Mr. Schwartz’s resignation after a change in control of the Company, he has the right at any time within twelve months following the date of such change in control to cause the Company to repurchase any options granted him in connection with his services as an employee, officer, director at a purchase price equal to the difference between the closing price of the appropriate stock on the stock exchange on which the Company’s stock is listed, on the date immediately prior to the exercise of such rights, and the exercise price of such option.  In the event of the termination of Mr. Schwartz’s employment for any reason (other than termination by the Company with cause), for a period of three years immediately following such termination the Company shall provide Mr. Schwartz and his family members with continued group medical and dental insurance coverage or payments in lieu thereof.

Mr. Schwartz’s right to receive any payment in connection with termination of his employment is conditioned upon his execution of a general release with respect to the Company.  For a period commencing upon the termination of Mr. Schwartz’s employment and ending the later of one year following such termination or the date on which the Company’s obligations to make payments to him terminate, Mr. Schwartz is prohibited from engaging in any business activity within the United States (or any other area in which the Company conducts substantial business operations) which competes with the Company’s business or solicit, directly or indirectly, any of the Company’s employees, customers or accounts.

The Company’s employment agreement with Mr. Yoshimoto provides that if he is terminated without cause or Mr. Yoshimoto resigns after a change in control of the Company, he shall receive an additional payment equal to his annual base salary multiplied by the number of years remaining under his employment agreement.  In the event Mr. Yoshimoto’s employment is terminated, unless such termination is a result of the Company’s breach of the employment agreement, Mr. Yoshimoto is prohibited from engaging, directly or indirectly in any business activity within the United States which competes with the Company’s business, provided that he may own any class of securities of any corporation which is regularly traded on any stock exchange or over-the-counter market.

In the event of the death or disability of any of Messrs. Ortega, Garcia and Yoshimoto, the Company’s employment agreements with each Named Executive Officer provides that the Company shall pay such person, his designee or his beneficiary his monthly base salary in effect at the time of such event for a period of three months after such event.

Set forth in the table below are reasonable estimates of the potential amounts payable to a Named Executive Officer assuming his employment was terminated without cause, in connection with a change in control of the Company or as a result of disability or death, in each case, based on a termination date of March 30, 2008.

Name	Termination Without Cause ($)	Change in Control ($)	Disability ($)	Death ($)

Joel A. Schwartz (1)	$2,884,300	$2,884,300	$1,802,100	$350,000
Juan C. Garcia	-	-	62,500	62,500
Taka Yoshimoto	211,100	211,100	52,800	52,800
Jose I. Ortega	-	-	46,300	46,300

(1)
If, on or after March 31, 2011, Mr. Schwartz’s employment agreement is not renewed or extended, Mr. Schwartz would receive a payment of $1,802,100.  If Mr. Schwartz’s employment agreement is terminated by him for good reason, Mr. Schwartz would receive a payment of $2,884,300.  In either event, as well as if Mr. Schwartz’s employment agreement is terminated for any other reason (other than for cause), for a period of three years following any termination of employment,  payments made by the Company to or on behalf of Mr. Schwartz for the continuation of health care benefits would be  approximately $20,000 on an annual basis.

DIRECTOR COMPENSATION

The table below summarizes the compensation earned by non-employee directors for the fiscal year ended March 30, 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	All Other Compensation ($)	Total ($)

John E. Abdo	$31,500	$88,100	$-	$119,600
Kevin Y. Aoki (3)	10,500	14,000	-	24,500
Norman Becker	42,750	88,100	-	130,850
J. Ronald Castell (4)	29,000	88,100	30,000	147,100
Lewis Jaffe	33,750	88,100	-	121,850
Richard C. Stockinger (5)	13,750	18,500	-	32,250
Robert B. Sturges	43,000	88,100	-	131,100
Joseph J. West	28,750	88,100	-	116,850

(1)
Represents the amount of compensation cost recognized by the Company in the fiscal year ended March 30, 2008 related to stock option awards granted in the fiscal year 2008 and prior years, as described in Statement of Financial Accounting Standards No. 123R (SFAS 123R).  The grant date fair value of option awards granted during fiscal year ended March 30, 2008 was $5.56. For a discussion of valuation assumptions, see Note 1 to the Company’s 2008 Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.

(2)
The aggregate number of option awards outstanding for each director at March 30, 2008 is as follows: Mr. Abdo – 154,000 shares, Mr. Becker – 110,875 shares, Mr. Castell – 40,000 shares, Mr. Jaffe – 55,000 shares, Mr. Stockinger – 10,000 shares, Mr. Sturges – 55,000 shares and Mr. West – 40,000 shares.

(3)
Mr. Aoki resigned as director on November 2, 2007. Accordingly, compensation paid to Mr. Aoki represents those services Mr. Aoki provided during his time as a director in the fiscal year 2008. Additionally, as of March 30, 2008, Mr. Aoki did not have any stock options outstanding.

(4)
During the fiscal year 2008, J. Ronald Castell provided certain marketing consulting services to the Company. Mr. Castell earned approximately $30,000 in consulting fees during the fiscal year 2008, included under the caption “All Other Compensation.”

(5)
Mr. Stockinger was elected as director on November 2, 2007. Accordingly, compensation paid to Mr. Stockinger represents those services Mr. Stockinger provided during his time as a director in the remainder of the fiscal year 2008.

Director Fees

During the fiscal year ended March 30, 2008, the Company provided the following standard compensation to the Company’s non-employee directors: $15,000 per year for service as a director plus a fee of $1,500 for each board meeting attended in person (or $750 for each meeting attended telephonically).  Additionally, the Company provided compensation to non-employee directors of $1,500 for each committee meeting attended in person (or $750 for each meeting attended telephonically); compensation for committee meetings, however, was reduced to $1,000 for meetings held on the same day as board meetings.  The Company provided compensation of $7,500 per year to the chairman of the Audit Committee and $2,500 per year to the chairman of each of the other committees.  The Company also provided compensation of $5,000 per year to the Company’s Independent Lead Director.  All directors are reimbursed for expenses incurred on the Company’s behalf.

Automatic Option Grants

Each non-employee director participates in the existing Equity Plan.  Under this plan, options to purchase 10,000 shares of Class A Common Stock (as adjusted in the event any changes in the Company’s outstanding stock; e.g., due to a stock dividend or merger) are automatically granted annually to each non-employee director on the date of the Company’s Annual Meeting of Stockholders.  Options granted under the Equity Plan are exercisable ratably as to one-third of the shares underlying the option on each of the six-month, first and second year anniversaries of the grant date.  All options granted under the Equity Plan have a term of ten years from the date of grant and have an exercise price equal to the fair market value of a share on the date of grant.  All options remain exercisable for a period of three months (other than for death, in which case the options remain exercisable for a period of twelve months), or its stated term if shorter, following the cessation of a non-employee directors’ membership on the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of March 30, 2008 with respect to shares of the Company’s Common Stock and Class A Common Stock which may be issued under its equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,520,713 (1)	$9.92	410,700 (2)

Equity compensation plans not approved by security holders	8,625 (3)	5.23	-
Total	1,529,338	$9.90	410,700

(1)	Consists of 402,054 shares of Common Stock and 1,118,659 shares of Class A Common Stock, in each case, underlying outstanding options under the Equity Plan and Prior Plans.

(2)	Consists of Class A Common Stock reserved for issuance under the Equity Plan.

(3)	Consists of 2,875 shares of Common Stock and 5,750 shares of Class A Common Stock, in each case, underlying outstanding options under a stock option agreement with a Company director.

SECURITY OWNERSHIP

The following tables set forth information relating to the beneficial ownership of the Company’s Common Stock and Class A Common Stock by all persons the Company knows to beneficially own more than 5% of the Company’s Common Stock or Class A Common Stock outstanding on June 30, 2008 and by all of the Company’s executive officers and directors.  As of June 30, 2008, there were 6,118,164 shares of Common Stock and 9,161,236 shares of Class A Common Stock outstanding. Except as otherwise noted, the named person owns directly and exercises sole voting power and investment discretion over the shares listed as beneficially owned.

COMMON STOCK

Name (and address if applicable) of Beneficial Owners, Officers and Directors	Position with the Company	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class (1)

Benihana of Tokyo, Inc. (3)	Stockholder	2,148,252	27.9%
232 East 63rd Street
New York, New York 10021

Kyle Aoki (3)	Stockholder	2,148,252	27.9%

Grace Aoki (3)	Stockholder	2,148,252	27.9%

Kevin Y. Aoki (3)	Stockholder	2,148,252	27.9%

Kenneth Podziba (3)	Stockholder	2,148,252	27.9%

BFC Financial Corporation (4)	Stockholder	1,578,943	20.5%
1750 East Sunrise Boulevard
Ft. Lauderdale, Florida 33304

Dane Andreeff (5)	Stockholder	661,038	8.6%

Andreeff Equity Advisors, L.L.C. (5)	Stockholder	661,038	8.6%
450 Laurel Street, Suite 2105
Baton Rouge, Louisiana 70801

River Road Asset Management, LLC (6)	Stockholder	409,765	5.3%
462 South Fourth Street
Suite 1600
Louisville, Kentucky 40202

Joel A. Schwartz (7)(8)	Chief Executive Officer/Director	235,340	3.0%

Taka Yoshimoto (7)	Executive Vice President–	148,200	1.9%
	Restaurant Operations/Director

John E. Abdo (7)	Director	77,833	1.0%

Juan C. Garcia (7)	President	48,875	*

Norman Becker (7)	Director	37,708	*

Richard Stockinger (7)	Director	15,237	*

Robert B. Sturges (7)	Director	13,333	*

Lewis Jaffe (7)	Director	13,333	*

Joseph J. West (7)	Director	9,333	*

J. Ronald Castell (7)	Director	8,333	*

Jose I. Ortega (7)	Vice President – Finance,	525	*
	Chief Financial Officer

All directors and officers as a group (7)		608,050	7.5%

CLASS A COMMON STOCK

Name (and address if applicable) of Beneficial Owners, Officers and Directors	Position with the Company	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class (1)

River Road Asset Management, LLC (9)	Stockholder	1,112,329	12.1%
462 South Fourth Street
Suite 1600
Louisville, Kentucky 40202

Lord, Abbett & Co. LLC (10)	Stockholder	1,107,181	12.1%
90 Hudson Street
Jersey City, NJ 07302

Dane Andreeff (11)	Stockholder	731,258	8.0%

Andreeff Equity Advisors, LLC (11)	Stockholder	731,258	8.0%
450 Laurel Street, Suite 2105
Baton Rouge, Louisiana 70801

Connors Investor Services, Inc. (12)	Stockholder	499,575	5.5%
1210 Broadcasting Road
Wyomissing, PA 19610

Joel A. Schwartz (13)(14)	Chief Executive	315,284	3.3%
	Officer/Director

Taka Yoshimoto (14)	Executive Vice	118,600	1.3%
	President– Restaurant Operations/Director

Juan C. Garcia (14)	President	107,550	1.2%

John E. Abdo (14)	Director	99,000	1.1%

Norman Becker (14)	Director	79,750	*

Robert B. Sturges (14)	Director	30,000	*

Lewis Jaffe (14)	Director	30,000	*

J. Ronald Castell (14)	Director	20,000	*

Joseph J. West (14)	Director	20,000	*

Richard Stockinger (14)	Director	3,333	*

Jose I. Ortega (14)	Vice President – Finance,	2,400	*
	Chief Financial Officer

All directors and officers as a group (14)		825,917	8.3%

Notes

(1)
For purposes of the beneficial ownership and the percentage ownership of each person, the shares of the Company’s Common Stock which BFC Financial Corporation would own upon conversion of the entirety of its holdings of the Company’s Convertible Preferred Stock are considered outstanding.

(2)
Shares of the Company’s Common Stock are convertible at any time into shares of the Company’s Class A Common Stock at the option of the holder.  Therefore, each beneficial owner of the Company’s Common Stock may be deemed the beneficial owner of the same number of shares of the Company’s Class A Common Stock. The holdings listed in the table setting forth beneficial ownership of Class A Common Stock do not include holdings of Common Stock (as converted).

(3)
All of the issued and outstanding capital stock of Benihana of Tokyo, Inc. (the “Benihana of Tokyo Stock”) is owned by a trust of which Kevin Y. Aoki, Kyle Aoki, Grace Aoki and Kenneth Podziba are the named trustees.  By reason of such positions, such individuals may be deemed to share beneficial ownership of the Benihana of Tokyo Stock and the shares of the Company’s stock owned by Benihana of Tokyo.

(4)	Represents Common Stock which BFC Financial Corporation would own upon conversion of its Convertible Preferred Stock (see “Certain Relationships and Related Transactions”).

(5)
Based solely on Schedule 13G filed by such person on February 14, 2008.  Such person has shared voting power as to 661,038 shares of Common Stock and shared dispositive power as to 661,038 shares of Common Stock.  Mr. Andreeff is a control person of Andreeff Equity Advisors, L.L.C., in accordance with Rule 13d-1(b)(1)(ii)(G) of the Securities Exchange Act of 1934.  Mr. Andreeff also owns interest in Maple Leaf Capital I, L.L.C., which is the general partner of certain limited partnerships which own shares of Common Stock, including, Maple Leaf Partners, L.P. and Maple Leaf Offshore, Ltd.  Andreeff Equity Advisors, L.L.C. is the investment adviser of each such limited partnership.  On July 9, 2008, a Schedule 13G was filed by Maple Leaf Partners, L.P. indicating such person has shared voting power as to 309,615 shares of Common Stock (4.0% of Common Stock outstanding as of June 30, 2008) and shared dispositive power as to 309,615 shares of Common Stock.  On May 9, 2008, a Schedule 13G was filed by Maple Leaf Offshore, Ltd. indicating such person has shared voting power as to 330,894 shares of Common Stock (4.3% of Common Stock outstanding as of June 30, 2008) and shared dispositive power as to 330,894  shares of Common Stock.

(6)	Based solely on Form 13F filed by such person on April 30, 2008. Such person has sole voting power as to 320,835 shares of Common Stock and sole dispositive power as to 409,765 shares of Common Stock.

(7)
Beneficial ownership on this table includes the following Common Stock which may be purchased by exercise of options which are presently exercisable or which will become exercisable within 60 days of June 30, 2008: Mr. Schwartz – 132,250 shares; Mr. Yoshimoto – 57,500 shares; Mr. Garcia – 48,875 shares; Mr. Abdo – 46,333 shares; Mr. Becker – 31,958 shares; Mr. Sturges – 13,333 shares; Mr. Jaffe – 13,333 shares; Mr. Castell – 8,333 shares; Mr. West – 8,333 shares; all officers and directors as a group – 360,248 shares.

(8)	Includes 15 shares of Common Stock owned by Mr. Schwartz’s son, as to which shares Mr. Schwartz disclaims beneficial interest.

(9)
Based solely on Form 13F filed by such person on April 30, 2008.  Such person has sole voting power as to 876,379 shares of Class A Common Stock and sole dispositive power as to 1,112,329 shares of Class A Common Stock.

(10)
Based solely on Form 13F filed by such person on May 14, 2008.  Such person has sole voting power as to 793,875 shares of Class A Common Stock and sole dispositive power as to 1,107,181 shares of Class A Common Stock.

(11)
Based solely on Schedule 13G filed by such person on February 14, 2008.  Such person has shared voting power as to 731,258 shares of Class A Common Stock and shared dispositive power as to 731,258 shares of Class A Common Stock. Mr. Andreeff is a control person of Andreeff Equity Advisors, L.L.C., in accordance with Rule 13d-1(b)(1)(ii)(G) of the Securities Exchange Act of 1934.  Andreeff Equity Advisors, L.L.C. is the investment adviser of certain limited partnerships which own shares of Class A Common Stock.

(12)
Based solely on Form 13F filed by such person on May 14, 2008.  Such person has sole voting power as to 343,575 shares of Class A Common Stock and sole dispositive power as to 499,575 shares of Class A Common Stock.

(13)	Includes 1 share of Class A Common Stock owned by Mr. Schwartz’s son, as to which share Mr. Schwartz disclaims beneficial interest.

(14)
Beneficial ownership on this table includes the following shares of Class A Common Stock which may be purchased by exercise of options which are presently exercisable or which will become exercisable within 60 days of June 30, 2008:  Mr. Schwartz – 264,500 shares; Mr. Yoshimoto - 115,000 shares; Mr. Garcia – 97,750 shares; Mr. Abdo – 96,000 shares; Mr. Becker – 67,250 shares; Mr. Stockinger – 3,333 shares; Mr. Sturges – 30,000 shares; Mr. Jaffe – 30,000 shares; Mr. Castell – 20,000 shares; Mr. West – 20,000 shares; all officers and directors as a group – 743,833 shares.

Item 13. Certain Relationships, Related Transactions and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Benihana of Tokyo, Inc. (“BOT”) owns shares representing approximately 28% of the votes represented by the Company’s Common Stock, which class elects 75% of the directors.

A trust, of which Kevin Y. Aoki (a former director and former Vice President – Marketing of the Company), Grace Aoki and Kyle Aoki, Kevin’s siblings, and Kenneth Podziba are the trustees, is the owner of the BOT stock.

BOT owns a Benihana restaurant in Honolulu, Hawaii (the “Honolulu Restaurant”) and all rights to the Benihana name and trade names, service marks and proprietary systems outside the territory served by the Company which consists of the United States (except for rights related to the State of Hawaii) and Central and South America and the islands of the Caribbean Sea.  The Company also granted to BOT a perpetual license to operate the Honolulu Restaurant and an exclusive license to own and operate Benihana restaurants in Hawaii.  This license is royalty-free with respect to any Hawaiian restaurant beneficially owned by BOT or its affiliates and bears a royalty of 6% of gross revenues in the event the restaurants are transferred to an unaffiliated third party.

The Company sold an aggregate 800,000 shares of its Series B Preferred Stock to BFC Financial Corporation (“BFC”), a diversified holding company with operations in banking, real estate and other industries for $20 million.  John E. Abdo, a director of the Company, is a director and Vice Chairman of the Board of BFC and is a significant shareholder of BFC.  The sale of Series B Preferred Stock was completed in two tranches during the fiscal years 2005 and 2006.  The sale of Series B Preferred Stock resulted in net aggregate proceeds of $19.2 million ($9.3 million in the fiscal year 2005 and $9.9 million in the fiscal year 2006). BFC receives quarterly dividends at an annual rate equal to $1.25 per share of Series B Preferred Stock.

In October 2007, the Company entered into a lease for a Benihana restaurant to be located in Orlando, FL, with an annual rent of approximately $140,000 and a base term of 20 years. The landlord is Bluegreen Vacations Unlimited, Inc., a subsidiary of Bluegreen Corporation. Two directors of the Company, John E. Abdo and Norman Becker, are also directors of Bluegreen Corporation. As of March 25, 2008, Mr. Abdo was deemed to beneficially own 9,567,325 shares of Common Stock of Bluegreen Corporation (30.3% of total outstanding shares).

Darwin C. Dornbush, the Company’s Secretary, is a partner in Dornbush Schaeffer Strongin & Venaglia, LLP, a law firm. In the fiscal years 2008, 2007 and 2006, the Company incurred approximately $0.9 million, $0.8 million and $0.7 million, respectively, in legal fees and expenses to Dornbush Schaeffer Strongin & Venaglia, LLP.

Pursuant to its Charter, the Audit Committee reviews and pre-approves all “related party transactions” as such transactions are defined by Item 404 of Regulation S-K of the Securities Act of 1933.

DIRECTOR INDEPENDENCE

The Board has determined that the following directors, for the fiscal year ended March 30, 2008, are independent as defined in Rule 4200(a)(15) under the current National Association of Securities Dealers, Inc. listing standards: Norman Becker, J. Ronald Castell, Lewis Jaffe, Richard C. Stockinger, Robert B. Sturges and Joseph J. West.  In determining the independence of Mr. Becker, the Board considered the Company’s lease with a subsidiary of Bluegreen Corporation, of which Mr. Becker is a director, as discussed above under the heading “Certain Relationships and Related Transactions,” and determined that Mr. Becker’s mere directorship and minimal beneficial ownership of Common Stock of Bluegreen Corporation would not interfere with his exercise of independent judgment in carrying out his responsibilities as a director of the Company.  In determining the independence of Mr. Castell, the Board considered amounts to be paid to him during the fiscal year 2008 for providing consulting marketing services to the Company, as discussed above in a footnote to the “Director Compensation” table, and determined that such amount was de minimis and would not interfere with his exercise of independent judgment in carrying out his responsibilities as a director of the Company.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company's annual financial statements included in the Company's Annual Report on Form 10-K and review of financial statements included in the Company's quarterly reports on Form 10-Q for the fiscal years 2007 and 2008, and fees billed for other services rendered by Deloitte & Touche LLP.

	2007	2008

Audit Fees (1)	$834,465	$752,000
Audit Related Fees (2) (3)	24,535	2,045
Tax Fees (3)	-	-
All Other Fees (3)	-	-
Total	$859,000	$754,045

(1)
The fees consisted of the audit of the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K and reviews of its interim financial statements included in the Company's quarterly reports on Form 10-Q.

(2)
The audit related fees for fiscal year 2008 consisted of services incurred for the Company’s Form S-8 filed on June 15, 2007. The audit related fees for fiscal year 2007 consisted of services incurred for the audit of the Company’s Employee Benefit Plan.

(3)	The Audit Committee has determined that the provisions of all non-audit services performed for the Company by Deloitte & Touche LLP is compatible with maintaining that firm's independence.

The Audit Committee’s policy is to pre-approve all audit services and all non-audit services that the Company’s independent auditor is permitted to perform for the Company under applicable federal security regulations. While it is the general policy of the Audit Committee to make such determinations at full Audit Committee meetings, the Audit Committee may delegate its pre-approval authority to one or more members of the Audit Committee, provided that all such decisions are presented to the full Audit Committee at its next regularly scheduled meeting.

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

Date: July 25, 2008	BENIHANA INC.

By: /s/ Joel A. Schwartz
Joel A. Schwartz, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Joel A. Schwartz	Chief Executive Officer and	July 25, 2008
Joel A. Schwartz	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Jose I. Ortega	Vice President of	July 25, 2008
Jose I. Ortega	Finance and Treasurer -
Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ John E. Abdo	Director	July 25, 2008
John E. Abdo

/s/ Norman Becker	Director	July 25, 2008
Norman Becker

/s/ J. Ronald Castell	Director	July 25, 2008
J. Ronald Castell

/s/ Lewis Jaffe	Director	July 25, 2008
Lewis Jaffe

/s/ Joseph J. West	Director	July 25, 2008
Joseph J. West

/s/ Taka Yoshimoto	Executive Vice President -	July 25, 2008
Taka Yoshimoto	Restaurant Operations
and Director