Form 10-Q
period 2008-07-20
BENIHANA INC
filed 2008-08-29
CIK 935226

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 20, 2008

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-26396
BENIHANA INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0538630
(State or oher jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8685 Northwest 53rd Terrace, Miami, Florida	33166
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:            (305) 593-0770

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer	☒	Accelerated filer

☐	Non-accelerated filer	☐	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value, 5,800,361 shares outstanding at August 15, 2008
Class A common stock $.10 par value, 9,479,039 shares outstanding at August 15, 2008

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE FOUR PERIODS ENDED JULY 20, 2008

TABLE OF CONTENTS
			PAGE
PART I -	FINANCIAL INFORMATION

	Item 1.	Financial Statements- unaudited

		Condensed Consolidated Balance Sheets (unaudited) at July 20, 2008 and March 30, 2008	2

		Condensed Consolidated Statements of Income (unaudited) for the Four Periods Ended July 20, 2008 and July 22, 2007	3

		Condensed Consolidated Statement of Stockholders' Equity (unaudited) for the Four Periods Ended July 20, 2008	4

		Condensed Consolidated Statements of Cash Flows (unaudited) for the Four Periods Ended July 20, 2008 and July 22, 2007	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 13

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 22

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

	Item 4.	Controls and Procedures	22 - 23

PART II -	OTHER INFORMATION

	Item 1.	Legal Proceedings	24 - 25

	Item 1A.	Risk Factors	25

	Item 6.	Exhibits and Reports on Form 8-K	25

BENIHANA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS- UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)

	July 20,	March 30,
	2008	2008
Assets
Current Assets:
Cash and cash equivalents	$1,791	$1,718
Receivables, net	4,395	4,473
Inventories	6,650	6,477
Income tax receivable	2,344	3,756
Prepaid expenses and other current assets	2,161	2,036
Investment securities available for sale - restricted	803	808
Deferred income tax asset, net	588	347
Total current assets	18,732	19,615

Property and equipment, net	195,857	184,176
Goodwill	29,900	29,900
Deferred income tax asset, net	1,332	746
Other assets, net	8,090	7,217
Total assets	$253,911	$241,654

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,660	$6,158
Accrued expenses	23,794	25,226
Accrued put option liability	3,718	3,718
Total current liabilities	35,172	35,102

Deferred obligations under operating leases	11,519	11,296
Borrowings under line of credit	27,214	17,422
Other long term liabilities	804	769
Total liabilities	74,709	64,589

Commitments and contingencies (Notes 5 and 9)

Convertible preferred stock - $1.00 par value; authorized -
5,000,000 shares; Series B mandatory redeemable convertible
preferred stock - authorized - 800,000 shares; issued and outstanding –
800,000 shares, respectively, with a liquidation preference of $20 million
plus accrued and unpaid dividends as of July 20, 2008	19,476	19,449

Stockholders’ Equity
Common stock - $.10 par value; convertible into Class A common stock; authorized, 12,000,000 shares; issued and outstanding,
6,118,164 and 6,234,964 shares, respectively	611	623
Class A common stock - $.10 par value; authorized, 20,000,000 shares;
issued and outstanding, 9,161,236 and 9,044,436 shares, respectively	917	905
Additional paid-in capital	68,595	68,342
Retained earnings	89,635	87,777
Accumulated other comprehensive loss, net of tax	(32)	(31)
Total stockholders’ equity	159,726	157,616
Total liabilities, convertible preferred stock and stockholders' equity	$253,911	$241,654

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share information)

	Four Periods Ended
	July 20,	July 22,
	2008	2007

Revenues
Restaurant sales	$93,925	$89,369
Franchise fees and royalties	535	566
Total revenues	94,460	89,935

Costs and Expenses
Cost of food and beverage sales	22,600	21,035
Restaurant operating expenses	58,920	52,597
Restaurant opening costs	735	709
Marketing, general and administrative expenses	8,776	9,026
Total operating expenses	91,031	83,367

Income from operations	3,429	6,568
Interest (expense) income, net	(56)	25

Income before income taxes	3,373	6,593
Income tax provision	1,181	2,387

Net Income	2,192	4,206
Less: Accretion of issuance costs and preferred stock dividends	334	334

Net income attributable to common stockholders	$1,858	$3,872

Earnings Per Share
Basic earnings per common share	$0.12	$0.26
Diluted earnings per common share	$0.12	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Four Periods Ended July 20, 2008
(In thousands, except share information)

					Accumulated
					Other
		Class A	Additional		Comprehensive	Total
	Common	Common	Paid-in	Retained	Loss,	Stockholders’
	Stock	Stock	Capital	Earnings	Net of Tax	Equity

Balance, March 30, 2008	$623	$905	$68,342	$87,777	$(31)	$157,616

Comprehensive income:

Net income				2,192		2,192

Change in unrealized loss on
investment securities available for sale, net of tax					(1)	(1)

Total comprehensive income						2,191

Conversion of 116,800 shares of
common stock into 116,800 shares of Class A common stock	(12)	12				-

Dividends declared on Series B
preferred stock				(307)		(307)

Accretion of issuance costs on
Series B preferred stock				(27)		(27)

Stock based compensation			253			253

Balance, July 20, 2008	$611	$917	$68,595	$89,635	$(32)	$159,726

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Four Periods Ended
	July 20,	July 22,
	2008	2007

Operating Activities:
Net income	$2,192	$4,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,710	5,150
Stock-based compensation	253	172
Tax benefit from stock option exercises	-	(997)
Loss on disposal of assets	-	648
Deferred income taxes	(829)	(794)
Change in operating assets and liabilities that provided (used) cash:
Receivables	529	578
Inventories	(173)	(32)
Prepaid expenses and other current assets	(125)	440
Income taxes and other long term liabilities	1,447	1,083
Other assets	(1,008)	(392)
Accounts payable	1,778	846
Accrued expenses and deferred obligations under operating leases	(34)	1,324
Net cash provided by operating activities	9,740	12,232
Investing Activities:
Expenditures for property and equipment	(18,968)	(14,414)
Sale of investment securities, available for sale, net	6	80
Cash proceeds from disposal of property and equipment	-	6
Collection on Sushi Doraku note	-	2
Net cash used in investing activities	(18,962)	(14,326)
Financing Activities:
Borrowings on line of credit	35,203	-
Repayments on line of credit	(25,411)	-
Dividends paid on Series B preferred stock	(497)	(496)
Proceeds from issuance of common stock and Class A common stock upon exercise
of stock options	-	2,123
Tax benefit from stock option exercises	-	997
Cash dividend paid in lieu of fractional shares on stock split	-	(4)
Net cash provided by financing activities	9,295	2,620
Net increase in cash and cash equivalents	73	526
Cash and cash equivalents, beginning of period	1,718	8,449
Cash and cash equivalents, end of period	$1,791	$8,975

Supplemental Disclosures of Cash Flow Information:
Cash paid during the four periods:
Interest	$212	$43
Income taxes	563	1,928
Noncash investing and financing activities:
Acquired property and equipment for which cash payments had not yet been made	$4,621	$5,682
Accrued but unpaid dividends on the Series B preferred stock	55	60
Change in unrealized (loss) gain on investment securities available for sale, net of tax	(1)	53

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General

The accompanying condensed consolidated balance sheet as of March 30, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the four periods ended July 20, 2008 have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 30, 2008 appearing in the Benihana Inc. and Subsidiaries (the “Company”) Annual Report on Form 10-K filed with the SEC.

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

These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations. The results of operations for the four periods (sixteen weeks) ended July 20, 2008 and July 22, 2007 are not necessarily indicative of the results to be expected for the full year.

The Company has a 52/53-week fiscal year. The Company’s fiscal year ends on the Sunday occurring within the dates of March 26 and April 1. The Company divides the fiscal year into 13 four-week periods where the first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consist of 3 periods totaling 12 weeks each.  In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year.  This operating calendar provides for a consistent number of operating days within each period, as well as ensures that certain holidays significant to the Company occur consistently within the same fiscal quarters.  Because of the differences in length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable.  The current fiscal year consists of 52 weeks and will end on March 29, 2009.  The prior fiscal year ended on March 30, 2008 and also consisted of 52 weeks.

2.	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB amended SFAS 157 by issuing FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which states that SFAS 157 does not address fair value measurements for purposes of lease classification or measurement. In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

The Company’s adoption of the provisions of SFAS 157 on March 31, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on its fair value measurements or its unaudited interim condensed consolidated financial statements for the four periods ended July 20, 2008. In accordance with FSP FAS 157-2, the Company is currently evaluating the potential impact of applying the provisions of SFAS 157 to its non-financial assets and liabilities beginning in fiscal 2010, including (but not limited to) the valuation of its reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment and other long-term assets when assessing long-lived asset impairment.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides reporting entities an option to report selected financial assets and liabilities at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display the fair value of those affected assets and liabilities in the primary financial statements. SFAS 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Application of the standard is optional and any impacts are limited to those financial assets and liabilities to which SFAS 159 would be applied. The Company adopted SFAS 159 effective March 31, 2008 and has elected not to measure any of its current eligible financial assets or liabilities at fair value upon adoption.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R  establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141R is not permitted. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 160.

3.	Inventories

Inventories consist of the following (in thousands):

	July 20,	March 30,
	2008	2008

Food and beverage	$2,772	$2,511
Supplies	3,878	3,966

	$6,650	$6,477

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Fair Value of Investments

On March 31, 2008, the Company partially adopted SFAS 157 as a result of applying the deferral provisions of FSP FAS 157-2. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.  SFAS 157 clarifies that fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset and liability.  As a basis for considering such assumptions, SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 -	Valuations are based on quoted market prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 -	Valuations are based on quoted prices for similar assets in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

Level 3 -
Valuations are based on inputs that are unobservable and significant to the overall fair value measurement.  Inputs reflect the reporting entity’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

As of July 20, 2008, the Company has certain available for sale investment securities that are required to be measured at fair value on a recurring basis. The Company determined the fair value of its investment securities available for sale using quoted market prices (Level 1 in the fair value hierarchy).   The fair value of these investments, reflected in the condensed consolidated balance sheet as of July 20, 2008, is $0.8 million. The Company does not have any fair value measurements using Level 2 or Level 3 inputs as of July 20, 2008.

5.	Long-Term Debt

The Company presently has available up to $75 million from Wachovia Bank, National Association (“Wachovia”) under the terms of a line of credit entered on March 15, 2007. The line of credit facility allows the Company to borrow up to $75 million through March 15, 2012 and is secured by the assets of the Company. There are no scheduled payments prior to maturity. The Company may, however, prepay outstanding borrowings prior to that date. The Company has the option to pay interest at Wachovia’s prime rate plus an applicable margin or at the London interbank offering rate plus an applicable margin.  The interest rate may vary depending upon the ratio of the sum of the Company’s earnings before interest, taxes, depreciation and amortization, as defined in the agreement, to its indebtedness. The Company also incurs a commitment fee on the unused balance available under the terms of the line of credit, based on a leverage ratio. While providing for working capital, capital expenditures and general corporate purposes, the agreement requires that the Company maintain certain financial ratios and profitability amounts and restricts the payment of cash dividends as well as the use of proceeds to purchase stock of the Company.

At July 20, 2008, the Company had $27.2 million outstanding under the line of credit facility at an interest rate of 3.13%; borrowings from which were used to fund capital expenditures in connection with its expansion and renovation program.  The amount available to be borrowed under the line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $0.8 million at July 20, 2008. Accordingly, at July 20, 2008, the Company had $47.0 million available for borrowing under the line of credit facility.

As of July 20, 2008, the Company was in compliance with all covenants of the Company’s credit agreement with Wachovia.

6.	Income Taxes

The Company files income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, the Company is no longer subject to federal and state income tax examinations for years prior to fiscal year 2005. As of July 20, 2008, the Company had $0.7 million of gross unrecognized tax benefits, all of which would impact the tax rate if recognized, and $0.1 million accrued for the payment of interest. Unrecognized tax benefits and related interest and penalties are generally classified as other long term liabilities in the accompanying condensed consolidated balance sheets. It is the Company’s continuing policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during each period.  The diluted earnings per common share computation includes dilutive common share equivalents issued under the Company’s various stock option plans and conversion rights of Series B preferred stock.

The components used in the computation of basic earnings per share and diluted earnings per share for each fiscal year are shown below (in thousands):

	Four Periods Ended
	July 20,	July 22,
	2008	2007
Net income, as reported	$2,192	$4,206
Less: Accretion of issuance costs and preferred stock dividends	334	334
Income for computation of basic earnings per common share	1,858	3,872
Add: Accretion of issuance costs and preferred stock dividends	334	334
Income for computation of diluted earnings per common share	$2,192	$4,206

	Four Periods Ended
	July 20,	July 22,
	2008	2007

Weighted average number of common shares used in basic earnings per share	15,279	15,013
Effect of dilutive securities:
Stock options	90	413
Series B preferred stock	3,226	1,584
Weighted average number of common shares and dilutive potential common
stock used in diluted earnings per share	18,595	17,010

Stock options to purchase 802,775 shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect for the four periods ended July 20, 2008. For the four periods ended July 22, 2007, no stock options to purchase common stock were excluded from the calculation of diluted earnings per share.

8.	Stock-Based Compensation

The number of shares of Class A common stock available for grant under the 2007 Equity Incentive Plan is 750,000, of which a maximum of 550,000 may be issued upon the exercise of incentive stock options. As of July 20, 2008, of these amounts, the Company has granted 25,900 shares of restricted Class A common stock and options to purchase 343,400 shares of Class A common stock, leaving 380,700 shares available for future grants.

The Company recorded $0.3 million (approximately $0.2 million, net of tax) in stock compensation expense during the four periods ended July 20, 2008. The Company recorded $0.2 million (approximately $0.1 million, net of tax) in stock compensation expense during the four periods ended July 22, 2007.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Options

Options to purchase 30,000 shares of Class A common stock were granted during the four periods ended July 20, 2008, and the following assumptions were used in the Black-Scholes option pricing model used in valuing options granted: a risk-free interest rate of 3.7%, an expected life of three years, no expected dividend yield and a volatility factor of 51%. There were no options granted during the four periods ended July 22, 2007. Assumptions used in estimating the fair value of options granted during the remainder of fiscal 2008 are described in Note 1 to the consolidated financial statements for the year ended March 30, 2008 appearing in the Company’s Annual Report on Form 10-K.

The following is a summary of stock option activity for the four periods ended July 20, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at March 30, 2008	1,529,338	$9.90	5.2	$3,612,000
Granted	30,000	8.46
Outstanding at July 20, 2008	1,559,338	$9.87	4.4	$179,000
Exercisable at July 20, 2008	1,209,271	$9.33	3.6	$179,000

There were no stock options canceled, expired, forfeited or exercised during the four periods ended July 20, 2008. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  During the four periods ended July 22, 2007, the total intrinsic value of stock options exercised was $3.2 million and proceeds from stock options exercises totaled $2.1 million.  Upon the exercise of stock options, shares are issued from new issuances of stock. The tax benefit realized for tax deductions from stock options exercised during the four periods ended July 22, 2007 totaled $1.0 million.  As of July 20, 2008, total unrecognized compensation cost related to non-vested share-based compensation totaled $1.2 million and is expected to be recognized over approximately 3 years.

Restricted stock

In fiscal 2008, the Company granted 25,900 shares of restricted Class A common stock awards to certain employees, and as of July 20, 2008, none of these awards were vested or forfeited. The grant date fair value of restricted stock awards granted was $10.35 in fiscal year 2008, which was the market price of the underlying shares on the date of grant. As of July 20, 2008, there was $0.2 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over approximately 2.7 years.

9.	Commitments and Contingencies

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

On December 19, 2007, the Court dismissed all of the claims against the Company, except for the breach of fiduciary duty and breach of contract claims. On January 25, 2008, the Company filed its Answer and Affirmative Defenses to the Amended Complaint. The Company is engaged in fact and expert discovery, and the Court has set a discovery deadline of October 10, 2008.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

Other Litigation

On May 17, 2007, Benihana Monterey Corporation, a subsidiary of the Company, filed a complaint in the action, Benihana Monterey Corporation v. Nara Benihana Monterey, Inc., et al, , pending in the Superior Court of California, County of Monterey.  The action was commenced against various defendants in connection with a default on a Promissory Note in the amount of $375,000 signed by one of the Company’s franchisees and a Personal Guaranty signed by the owner of such franchise.  The Company seeks $375,000 plus interest and costs and has attached certain of the defendants' assets by way of an Attachment Order.  The franchisee filed a counter-claim alleging certain misrepresentations by the Company, and in March of 2008, the Court dismissed the counter-claim. The Company has obtained judgment against the defendant for approximately $500,000, including repayment of the $375,000 Promissory Note, interest and costs. The Company has served the defendant with an order regarding examination of the defendant’s assets and has filed a subpoena requiring the defendant and the defendant’s entities to produce substantial documents.  The Company evaluated the collectibility of the outstanding balance of the Promissory Note, and during fiscal 2008, established a $400,000 reserve for the estimated portion of the Promissory Note that may not be collectible.

On August 3, 2007, the Company was served with a complaint in the action, National Cable Communications, LLC v. The Romann Group and Benihana Inc., pending in the Supreme Court of the State of New York.  In this action, plaintiff alleges that the Company is jointly and severally liable with its co-defendant, the Romann Group for unpaid payments relating to spot cable advertisements allegedly purchased by Romann Group on behalf of the Company and placed by plaintiff.  Plaintiff's complaint demands judgment of approximately $570,000 plus interest, costs and disbursements.  The Company has answered the complaint, denying liability with respect to the plaintiff’s claims and has asserted cross-claims against the Romann Group. The Romann Group served its answer in this action denying the Company’s cross claims and asserted counterclaims against the plaintiff and cross-claims against the Company for unspecified damages. In June 2008, the Court bifurcated this action and directed the plaintiff’s contract claims against the Company to trial. The cross-claims between the Company and the Romann Group were deferred for further discovery. On July 16, 2008, a trial was held on the plaintiff’s claims; however, no verdict has yet been issued. The Company believes that both the plaintiff’s and the Romann Group’s cross-claims are without merit, however, there can be no assurance as to the outcome of this litigation.

The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business, which the Company does not believe will materially impact results of operations.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supply Agreements

The Company has entered into non-cancellable supply agreements for the purchase of beef and certain seafood items, in the normal course of business, at fixed prices for periods up to twelve months. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

10.	Restaurant Operating Expenses

Restaurant operating expenses consist of the following (in thousands):

	Four Periods Ended
	July 20,	July 22,
	2008	2007

Labor and related costs	$33,606	$29,865
Restaurant supplies	2,295	2,036
Credit card discounts	1,795	1,653
Utilities	2,727	2,247
Occupancy costs	5,811	5,461
Depreciation and amortization	5,581	4,901
Other restaurant operating expenses	7,105	6,434
Total restaurant operating expenses	$58,920	$52,597

11.	Segment Reporting

The Company’s reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company manages operations by restaurant concept.

Revenues for each of the segments consist of restaurant sales. Franchise revenues, while generated from Benihana franchises, have not been allocated to the Benihana teppanyaki segment.  Franchise revenues are reflected as corporate revenues.

The tables below present information about reportable segments (in thousands):

	Four Periods Ended
	July 20, 2008
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$64,233	$17,803	$11,889	$535	$94,460
Income (loss) from operations	5,701	106	1,362	(3,740)	3,429
Capital expenditures	12,545	6,190	233	-	18,968

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Four Periods Ended
	July 22, 2007
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$65,514	$13,450	$10,405	$566	$89,935
Income (loss) from operations	8,054	821	1,744	(4,051)	6,568
Capital expenditures	11,413	1,949	1,052	-	14,414

12.	401K Plan

The Company adopted the Benihana 401K Plan (“the 401K Plan”) effective June 23, 2008. All eligible employees, as determined in accordance with Internal Revenue Service guidelines, who are at least age twenty-one or older can participate in the 401K Plan upon completion of one year of employment with the Company. The 401K Plan permits employees to elect to contribute a portion of their eligible compensation into the 401K Plan. The Company’s matching contributions under the 401K Plan are discretionary and are calculated as a percentage of eligible employee elective salary deferrals. These matching contributions have a six year graded vesting schedule. For the four periods ended July 20, 2008, the Company accrued employer matching contributions to the 401K Plan of approximately $16,000.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company’s revenues consist of sales of food and beverages at the Company’s restaurants and licensing fees from franchised restaurants.  Cost of restaurant food and beverages sold represents the direct cost of the ingredients for the prepared food and beverages sold.  Restaurant operating expenses consist of direct and indirect labor, occupancy costs, advertising and other costs that are directly attributed to each restaurant location.  Restaurant opening costs include rent incurred during the development period, as well as labor, training expenses and certain other pre-opening charges which are expensed as incurred.

Restaurant revenues and expenses are dependent upon a number of factors including the number of restaurants in operation, restaurant patronage and the average check amount.  Expenses are additionally dependent upon commodity costs, average wage rates, marketing costs and the costs of administering restaurant operations.

The following tables reflect changes in restaurant count during the four periods July 20, 2008 and July 22, 2007:

	Four Periods Ended
	July 20, 2008
	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	60	18	9	87
Openings	-	2	-	2
Restaurant count, end of period	60	20	9	89

	Four Periods Ended
	July 22, 2007
	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	59	13	7	79
Openings	1	1	-	2
Closings	(1)	-	-	(1)
Restaurant count, end of period	59	14	7	80

As of July 20, 2008, there were also 19 franchised Benihana teppanyaki restaurants operating in the United States, Latin America and the Caribbean.

Total revenues increased 5.0% in the current four periods ended July 20, 2008 while net income decreased 47.9% in the current four periods ended July 20, 2008 when compared to the corresponding period a year ago.  Earnings per diluted share decreased 52.0% in the current four periods ended July 20, 2008 when compared to the corresponding period a year ago. For purposes of calculating diluted earnings per share, the Company experienced an increase of 9.3% in the diluted weighted average shares outstanding for the current four periods ended July 20, 2008 when compared to the corresponding period a year ago.

REVENUES

The following table shows revenues for the four periods ended July 20, 2008 when compared to the same period in the prior fiscal year as well as the related dollar and percentage changes (dollar amounts in thousands):

	Four Periods Ended		Change
	July 20,	July 22,
	2008	2007	$	%

Restaurant sales	$93,925	$89,369	$4,556	5.1%
Franchise fees and royalties	535	566	(31)	-5.5%
Total revenues	$94,460	$89,935	$4,525	5.0%

Components of restaurant revenues consisted of the following (dollar amounts in thousands):

	Four Periods Ended		Change
	July 20,	July 22,
	2008	2007	$	%
Total restaurant sales by concept:
Teppanyaki	$64,233	$65,514	$(1,281)	-2.0%
RA Sushi	17,803	13,450	4,353	32.4%
Haru	11,889	10,405	1,484	14.3%
Total restaurant sales	$93,925	$89,369	$4,556	5.1%

Comparable restaurant sales by concept:
Teppanyaki	$57,561	$59,594	$(2,033)	-3.4%
RA Sushi	12,231	13,450	(1,219)	-9.1%
Haru	9,607	10,405	(798)	-7.7%
Total comparable restaurant sales	$79,399	$83,449	$(4,050)	-4.9%

The decrease in Benihana teppanyaki comparable sales was primarily the result of a 3.7% decrease in dine-in guest counts and a decrease of 0.1% in the average per person dine-in guest check at Benihana teppanyaki restaurants opened longer than one year. RA Sushi’s decrease in comparable sales was primarily driven by a 10.9% decrease in dine-in guest counts offset by an increase of 1.4% in the average per person dine-in guest check at locations opened longer than one year. Haru’s comparable sales decrease was primarily the result of an 11.7% decrease in dine-in guest counts offset by an increase of 6.9% in the average per person dine-in guest check at locations open longer than one year as well as an 11.6% decrease in takeout sales. The increase in average per person dine-in guest checks at RA Sushi and Haru are primarily attributable to price increases effected during the second quarter of 2008.

The Company believes that the decreases experienced in comparable guest counts are reflective of the current economic conditions impacting consumers, particularly in the Arizona, Southern California, South Florida and Nevada markets where the Company has 14 out of its 20 RA Sushi restaurants and approximately 30% of its Benihana teppanyaki locations as of July 20, 2008.

The following table summarizes the changes in restaurant sales between the four periods ended July 20, 2008 and July 22, 2007 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the four periods ended July 22, 2007	$65,514	$13,450	$10,405	$89,369
Decrease in comparable sales	(2,033)	(1,219)	(798)	(4,050)
Increase from new restaurants	2,225	5,572	2,282	10,079
Decrease from closed restaurants	(883)	-	-	(883)
Decrease from temporary closures, net	(590)	-	-	(590)
Restaurant sales during the four periods ended July 20, 2008	$64,233	$17,803	$11,889	$93,925

COSTS AND EXPENSES

The following table summarizes costs and expenses by concept, as well as consolidated, for the four periods ended July 20, 2008 and July 22, 2007 (in thousands):

	Four Periods Ended
	July 20, 2008

	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Cost of food and beverage sales	$15,485	$4,383	$2,732	$-	$22,600
Restaurant operating expenses	40,551	11,126	7,243	-	58,920
Restaurant opening costs	8	727	-	-	735
Marketing, general and administrative expenses	2,488	1,461	552	4,275	8,776
Total operating expenses	$58,532	$17,697	$10,527	$4,275	$91,031

	Four Periods Ended
	July 22, 2007

	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Cost of food and beverage sales	$15,432	$3,295	$2,308	$-	$21,035
Restaurant operating expenses	39,230	7,725	5,642	-	52,597
Restaurant opening costs	259	297	153	-	709
Marketing, general and administrative expenses	2,539	1,312	558	4,617	9,026
Total operating expenses	$57,460	$12,629	$8,661	$4,617	$83,367

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as consolidated, for the four periods ended July 20, 2008 and July 22, 2007:

	Four Periods Ended
	July 20, 2008

	Teppanyaki	RA Sushi	Haru	Consolidated

Cost of food and beverage sales	24.1%	24.6%	23.0%	24.1%
Restaurant operating expenses	63.1%	62.5%	60.9%	62.7%
Restaurant opening costs	0.0%	4.1%	0.0%	0.8%
Marketing, general and administrative expenses	3.9%	8.2%	4.6%	9.3%
Total operating expenses	91.1%	99.4%	88.5%	96.9%

	Four Periods Ended
	July 22, 2007

	Teppanyaki	RA Sushi	Haru	Consolidated

Cost of food and beverage sales	23.6%	24.5%	22.2%	23.5%
Restaurant operating expenses	59.9%	57.4%	54.2%	58.9%
Restaurant opening costs	0.4%	2.2%	1.5%	0.8%
Marketing, general and administrative expenses	3.9%	9.8%	5.4%	10.1%
Total operating expenses	87.7%	93.9%	83.2%	93.3%

Cost of food and beverage sales

The cost of food and beverage sales increased in the current four periods in dollar amount and when expressed as a percentage of restaurant sales when compared to the corresponding period a year ago. Cost of food and beverage sales, which is generally variable with sales, increased with the increase in restaurant sales and due to increased commodity prices during the current four periods ended July 20, 2008. The increase, when expressed as a percentage of sales, during the current four periods is attributable to the increase in commodity prices as the Company did not implement any significant price increases at any of its restaurant concepts during the four periods ended July 20, 2008. During the four periods ended July 20, 2007, menu prices were increased approximately 7% at the Company’s Benihana teppanyaki locations. The Company expects continued upward pressure on the cost of commodities during fiscal year 2009 and does not expect to be able to increase menu prices sufficiently to fully offset these pressures.

Restaurant operating expenses

Restaurant operating expenses increased in dollar amount and when expressed as a percentage of restaurant sales when compared to the corresponding period a year ago. The increase in absolute amount is consistent with the increase in sales as well as the increase in number of restaurant units experienced between periods. The increase, when expressed as a percentage of sales, is a result of operating inefficiencies associated with decreasing comparable sales in the current period at mature restaurants, specifically as it relates to labor and fixed costs, as well as the opening of two new RA Sushi restaurants. Offsetting the increase in restaurant operating expenses during the four periods ended July 20, 2008, the Company received and recognized business interruption insurance proceeds of $0.5 million related to the Benihana teppanyaki restaurant located in Memphis, TN that was damaged by fire in February 2008. No similar proceeds were recognized during the first quarter in prior fiscal year.

The Company continued to recognize additional depreciation expense totaling $0.4 million and $1.1 million during the four periods ended July 20, 2008 and July 22, 2007, respectively, which resulted from reevaluating the remaining useful lives of assets at Benihana teppanyaki restaurants to be renovated as part of the Company’s rejuvenation program. During the four periods ended July 20, 2008 and July 22, 2007, the Company incurred $1.7 million and $0.9 million, respectively, in ongoing expenses at Benihana teppanyaki restaurants temporarily closed for remodeling.

Restaurant opening costs

Consolidated restaurant opening costs in the four periods ended July 20, 2008 remained consistent, both in absolute amount and as a percentage of sales, as compared to the prior year corresponding period.

Marketing, general and administrative costs

Consolidated marketing, general and administrative costs decreased in dollar amount and as a percentage of sales in the four periods ended July 20, 2008 when compared to the prior year corresponding period. While marketing, general and administrative costs are expected to increase in absolute amount in the current fiscal year, the Company expects to begin leveraging the additions to its infrastructure by the end of fiscal year 2009.

Interest (expense) income, net

Interest expense increased in the four periods ended July 20, 2008 when compared to the prior year corresponding period as the Company continues to draw on the line of credit to finance the expansion and renovation programs. Interest income decreased in the four periods ended July 20, 2008 when compared to the corresponding period in prior year and is expected to decrease in the future as the Company is in a net borrowing position.

Income tax provision

The Company’s effective income tax rate was 35.0% and 36.2% for the four periods ended July 20, 2008 and July 22, 2007, respectively. During the four periods ended July 20, 2008, the Company’s effective income tax rate was favorably impacted by increasing tax credits with decreasing taxable income.

FINANCIAL RESOURCES

The Company presently has available up to $75 million from Wachovia Bank, National Association (“Wachovia”) under the terms of a line of credit entered on March 15, 2007. The line of credit facility allows the Company to borrow up to $75 million through March 15, 2012 and is secured by the assets of the Company. There are no scheduled payments prior to maturity. The Company may, however, prepay outstanding borrowings prior to that date. The Company has the option to pay interest at Wachovia’s prime rate plus an applicable margin or at the London interbank offering rate plus an applicable margin.  The interest rate may vary depending upon the ratio of the sum of the Company’s earnings before interest, taxes, depreciation and amortization, as defined in the agreement, to its indebtedness. The Company also incurs a commitment fee on the unused balance available under the terms of the line of credit, based on a leverage ratio. While providing for working capital, capital expenditures and general corporate purposes, the agreement requires that the Company maintain certain financial ratios and profitability amounts and restricts the payment of cash dividends as well as the use of proceeds to purchase stock of the Company.

At July 20, 2008, the Company had $27.2 million outstanding under the line of credit facility at an interest rate of 3.13%; borrowings from which were used to fund capital expenditures in connection with its expansion and renovation program.  The amount available to be borrowed under the line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $0.8 million at July 20, 2008. Accordingly, at July 20, 2008, the Company had $47.0 million available for borrowing under the line of credit facility.

As of July 20, 2008, the Company was in compliance with all covenants of the Company’s credit agreement with Wachovia.

The Company has entered into non-cancellable supply agreements for the purchase of beef and certain seafood items, in the normal course of business, at fixed prices for periods up to twelve months.  These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance such items.  As a result, many restaurant businesses, including the Company, operate with negative working capital. During the four periods ended July 20, 2008, working capital deficit has increased by $1.0 million. This trend is reflective of the Company’s ongoing expansion and renovation programs, which have resulted in decreased cash and cash equivalents as well as increased liabilities associated with capital expenditures.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

	Four Periods Ended
	July 20,	July 22,
	2008	2007

Net cash provided by operating activities	$9,740	$12,232
Net cash used in investing activities	(18,962)	(14,326)
Net cash provided by financing activities	9,295	2,620
Net increase in cash and cash equivalents	$73	$526

The Company implemented a design initiative to develop a prototype Benihana teppanyaki restaurant to improve the unit-level economics while shortening construction time and improving decor. To date, the Company has opened four locations using this design.  Under a renovation program commenced during 2005, the Company is also using many of the design elements of the new prototype to refurbish the Company’s mature Benihana teppanyaki restaurant units.

During fiscal 2006, management made a strategic decision to accelerate the renovation and revitalization program. The Company plans to complete the renovation of an aggregate 22 of its mature Benihana teppanyaki restaurants by the end of January 2009, using many of the design elements of the new prototype Benihana teppanyaki restaurant. In view of the current economic environment, the Company has opted to postpone the remodeling of the last two Benihana teppanyaki restaurants. These two units will be refurbished at a later time under the Company's normal maintenance program. By transforming these 22 mature Benihana teppanyaki units, the Company is opportunistically building a stronger foundation for its core brand amid a growing American appetite for Asian cuisine. As of August 18, 2008, the Company has completed a total of twenty renovations with two more renovations expected to be completed by the end of January 2009.

Renovations currently require on average, between $2.0 million and $2.3 million in capital expenditures per unit. The cost to remodel each unit is directly dependent on the scope of work to be performed at each location. Management is continuously reviewing the extent of work to be performed at these sites. The scope of work may be impacted by the age of the location, current condition of the location as well as local permitting requirements. The renovation of the older Benihana teppanyaki units is necessary to ensure the continued relevance of the Benihana brand, and the program will enhance the Company’s leadership position as the premier choice for Japanese-style dining.

Other future capital requirements depend on numerous factors, including market acceptance of products, the timing and rate of expansion of the business, acquisitions and other factors.  The Company has experienced increases in its expenditures commensurate with growth in its operations and management anticipates that expenditures will continue to increase in the foreseeable future. As of August 18, 2008, the Company had fourteen restaurants under development, consisting of eight Benihana teppanyaki restaurants and six RA Sushi restaurants.

In addition to investments in new restaurant units and the renovation program, the Company will use its capital resources to settle the outstanding liability incurred when the Minority Stockholders exercised their put option in Haru Holding Corp. on July 1, 2005. The Company believes that the proper application of the put option price formula would result in a payment to the former Minority Stockholders of approximately $3.7 million.  The Company has offered to pay such amount to the former Minority Stockholders and recorded a $3.7 million liability with respect thereto.  As further discussed in Part II. Item 1, Legal Proceedings, on August 25, 2006, the former Minority Stockholders of Haru Holding Corp. (“Haru”) sued the Company seeking an award of $10.7 million in respect of the exercise of the put option on their remaining 20% interest in Haru.  The Company believes that it has correctly calculated the put option price at $3.7 million.  However, there can be no assurance as to the outcome of this litigation.

Management believes that the Company’s cash from operations and the funds available under its credit facility will provide sufficient capital to fund operations, commitments and contingencies, the restaurant renovation program and restaurant expansion for at least the next twelve months.

Operating Activities

Net cash provided by operating activities totaled $9.7 million and $12.2 million for the four periods ended July 20, 2008 and July 22, 2007, respectively. The decrease resulted mainly from a decrease in net income during the current four periods when compared to the comparable four periods a year ago.

Investing Activities

Capital expenditures for the four periods ended July 20, 2008 and July 22, 2007 were $19.0 million and $14.4 million, respectively. Capital expenditures are expected to continue at increased levels, as the Company completes its renovation program and continues new store construction.

Financing Activities

The Company began drawing on its $75.0 million line of credit in fiscal year 2008.  Additionally, the Company expects to continue to draw on the line of credit in the near future, as a result of planned development and renovations. During the four periods ended July 20, 2008, the Company borrowed $35.2 million under the credit facility and made $25.4 million in payments.

During the four periods ended July 20, 2008, the Company received no proceeds from stock option exercises. During the four periods ended July 22, 2007, proceed from stock option exercises totaled $2.1 million.

During the four periods ended July 20, 2008 and July 22, 2007, the Company paid $0.5 million in dividends on the Series B preferred stock.

Contractual Obligations

There were no material changes outside the ordinary course of business during the interim period to those contractual obligations disclosed in the Company’s annual report on Form 10-K for the year ended March 30, 2008.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements requires management to make judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements.  A summary of significant accounting policies and estimates and a description of accounting policies that are considered critical may be found in the Company’s 2008 Annual Report on Form 10-K, filed on June 13, 2008, in Note 1 of the Notes to Consolidated Financial Statements and the Critical Accounting Policies section of Management’s Discussion and Analysis.

There were no significant changes to the Company’s accounting policies during the four periods ended July 20, 2008.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB amended SFAS 157 by issuing FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which states that SFAS 157 does not address fair value measurements for purposes of lease classification or measurement. In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

In accordance with FSP FAS 157-2, the Company is currently evaluating the potential impact of applying the provisions of SFAS 157 to its non-financial assets and liabilities beginning in fiscal 2010, including (but not limited to) the valuation of its reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment and other long-term assets when assessing long-lived asset impairment.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R  establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141R is not permitted. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141R.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 160.

Forward-Looking Statements

This quarterly report contains various “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements represent the Company’s expectations or beliefs concerning future events, including unit growth, future capital expenditures and other operating information.  A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including changes in consumer dining preferences, fluctuations in commodity prices, availability of qualified employees, changes in the general economy, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, harsh weather conditions in areas in which the Company and its franchisees operate restaurants or plan to build new restaurants, acceptance of the Company’s concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete restaurant construction and renovation programs and obtain governmental permits on a reasonably timely basis, an adverse outcome in the dispute between the Company and the Minority Stockholders of Haru and other factors that the Company cannot presently foresee.

The Impact of Inflation

The primary inflationary factors affecting the Company’s operations are labor and commodity costs. Other than labor costs, inflation has not been a significant factor in the Company’s business for the past several years.  Profitability is dependent, among other things, on the Company’s ability to anticipate and react to changes in the costs of operating resources, including food and other raw materials, labor and other supplies and services. To the extent permitted by competition, the Company has mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in the future. To the extent that price increases cannot be passed along to the Company’s customers, those increases could impact the Company’s financial results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain risks of increasing interest rates and commodity prices.  The interest on the Company’s indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate.  The Company may protect itself from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels.  The Company has a policy not to use derivative agreements for trading purposes.  The Company has no derivative agreements as of July 20, 2008.

The Company had $27.2 million of borrowings under its line of credit facility outstanding at July 20, 2008. Based on the amounts outstanding as of July 20, 2008, a 100 basis point change in interest rates would result in an approximate change to interest expense of approximately $0.3 million.

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

The Company has entered into supply agreements for the purchase of beef and certain seafood items, in the normal course of business, at fixed prices for up to twelve month terms.  These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements.  These supply agreements are not considered derivative contracts.

Seasonality of Business

The Company has a 52/53-week fiscal year.  The Company’s fiscal year ends on the Sunday occurring within the dates of March 26 through April 1.  The Company divides the fiscal year into 13 four-week periods.  Because of the odd number of periods, the Company’s first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consists of 3 periods totaling 12 weeks each.  In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year.  This operating calendar provides the Company a consistent number of operating days within each period, as well as ensures that certain holidays significant to the Company occur consistently within the same fiscal quarters.  Because of the differences in length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable.  The current fiscal year consists of 52 weeks and will end on March 29, 2009.  The prior fiscal year ended on March 30, 2008 and also consisted of 52 weeks.

The Company’s business is not highly seasonal although it has more patrons coming to the Company’s restaurants for special holidays such as Mother’s Day, Valentine’s Day and New Year’s Eve.  Mother’s Day falls in the Company’s first fiscal quarter of each year, New Year’s Eve falls in the third quarter and Valentine’s Day falls in the fourth quarter.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On December 19, 2007, the Court dismissed all of the claims against the Company, except for the breach of fiduciary duty and breach of contract claims. On January 25, 2008, the Company filed its Answer and Affirmative Defenses to the Amended Complaint. The Company is engaged in fact and expert discovery, and the Court has set a discovery deadline of October 10, 2008.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

Other Litigation

On May 17, 2007, Benihana Monterey Corporation, a subsidiary of the Company, filed a complaint in the action, Benihana Monterey Corporation v. Nara Benihana Monterey, Inc., et al, , pending in the Superior Court of California, County of Monterey.  The action was commenced against various defendants in connection with a default on a Promissory Note in the amount of $375,000 signed by one of the Company’s franchisees and a Personal Guaranty signed by the owner of such franchise.  The Company seeks $375,000 plus interest and costs and has attached certain of the defendants' assets by way of an Attachment Order.  The franchisee filed a counter-claim alleging certain misrepresentations by the Company, and in March of 2008, the Court dismissed the counter-claim. The Company has obtained judgment against the defendant for approximately $500,000, including repayment of the $375,000 Promissory Note, interest and costs. The Company has served the defendant with an order regarding examination of the defendant’s assets and has filed a subpoena requiring the defendant and the defendant’s entities to produce substantial documents.  The Company evaluated the collectibility of the outstanding balance of the Promissory Note, and during fiscal 2008, established a $400,000 reserve for the estimated portion of the Promissory Note that may not be collectible.

On August 3, 2007, the Company was served with a complaint in the action, National Cable Communications, LLC v. The Romann Group and Benihana Inc., pending in the Supreme Court of the State of New York.  In this action, plaintiff alleges that the Company is jointly and severally liable with its co-defendant, the Romann Group for unpaid payments relating to spot cable advertisements allegedly purchased by Romann Group on behalf of the Company and placed by plaintiff.  Plaintiff's complaint demands judgment of approximately $570,000 plus interest, costs and disbursements.  The Company has answered the complaint, denying liability with respect to the plaintiff’s claims and has asserted cross-claims against the Romann Group. The Romann Group served its answer in this action denying the Company’s cross claims and asserted counterclaims against the plaintiff and cross-claims against the Company for unspecified damages. In June 2008, the Court bifurcated this action and directed the plaintiff’s contract claims against the Company to trial. The cross-claims between the Company and the Romann Group were deferred for further discovery. On July 16, 2008, a trial was held on the plaintiff’s claims; however, no verdict has yet been issued. The Company believes that both the plaintiff’s and the Romann Group’s cross-claims are without merit, however, there can be no assurance as to the outcome of this litigation.

The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business, which the Company does not believe will materially impact results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008, which could materially affect the Company’s business, financial condition or future results.  There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition and/or operating results.

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

Benihana Inc.
(Registrant)

Date: August 29, 2008	/s/ Joel A. Schwartz
Joel A. Schwartz
Chief Executive Officer
and Chairman of the
Board of Directors