Form 10-Q
period 2008-10-12
BENIHANA INC
filed 2008-11-21
CIK 935226

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 12, 2008

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

Common stock $.10 par value, 5,803,870 shares outstanding at November 7, 2008
Class A common stock $.10 par value, 9,492,780 shares outstanding at November 7, 2008

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SEVEN PERIODS ENDED OCTOBER 12, 2008

TABLE OF CONTENTS
			PAGE
PART I –	FINANCIAL INFORMATION

	Item 1.	Financial Statements – unaudited

		Condensed Consolidated Balance Sheets (unaudited) at October 12, 2008 and March 30, 2008	2

		Condensed Consolidated Statements of Income (unaudited) for the Three and Seven Periods Ended October 12, 2008 and October 14, 2007	3

		Condensed Consolidated Statement of Stockholders' Equity (unaudited) for the Seven Periods Ended October 12, 2008	4

		Condensed Consolidated Statements of Cash Flows (unaudited) for the Seven Periods Ended October 12, 2008 and October 14, 2007	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 13

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 26

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

	Item 4.	Controls and Procedures	27

PART II –	OTHER INFORMATION

	Item 1.	Legal Proceedings	28 - 29

	Item 1A.	Risk Factors	29

	Item 6.	Exhibits and Reports on Form 8-K	29

BENIHANA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)

	October 12,	March 30,
	2008	2008
Assets
Current Assets:
Cash and cash equivalents	$1,636	$1,718
Receivables, net	2,305	4,473
Inventories	6,862	6,477
Income tax receivable	1,784	3,756
Prepaid expenses and other current assets	2,774	2,036
Investment securities available for sale - restricted	593	808
Deferred income tax asset, net	792	347
Total current assets	16,746	19,615

Property and equipment, net	203,491	184,176
Goodwill	29,900	29,900
Deferred income tax asset, net	1,178	746
Other assets, net	8,407	7,217
Total assets	$259,722	$241,654

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,818	$6,158
Accrued expenses	25,786	25,226
Accrued put option liability	3,718	3,718
Total current liabilities	38,322	35,102

Deferred obligations under operating leases	12,118	11,296
Borrowings under line of credit	27,382	17,422
Other long term liabilities	804	769
Total liabilities	78,626	64,589

Commitments and contingencies (Notes 5 and 9)

Convertible preferred stock - $1.00 par value; authorized -
5,000,000 shares; Series B mandatory redeemable convertible
preferred stock - authorized - 800,000 shares; issued and outstanding –
800,000 shares, respectively, with a liquidation preference of $20 million
plus accrued and unpaid dividends as of October 12, 2008	19,495	19,449

Stockholders’ Equity
Common stock - $.10 par value; convertible into Class A common stock; authorized, 12,000,000 shares; issued and outstanding,
5,806,111 and 6,234,964 shares, respectively	581	623
Class A common stock - $.10 par value; authorized, 20,000,000 shares;
issued and outstanding, 9,490,539 and 9,044,436 shares, respectively	949	905
Additional paid-in capital	68,884	68,342
Retained earnings	91,355	87,777
Accumulated other comprehensive loss, net of tax	(168)	(31)
Total stockholders’ equity	161,601	157,616
Total liabilities, convertible preferred stock and stockholders' equity	$259,722	$241,654

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share information)

	Three Periods Ended		Seven Periods Ended
	October 12,	October 14,	October 12,	October 14,
	2008	2007	2008	2007

Revenues
Restaurant sales	$69,575	$66,586	$163,500	$155,955
Franchise fees and royalties	405	383	940	949
Total revenues	69,980	66,969	164,440	156,904

Costs and Expenses
Cost of food and beverage sales	16,899	15,663	39,499	36,698
Restaurant operating expenses	43,720	40,668	102,640	93,265
Restaurant opening costs	248	752	983	1,461
Marketing, general and administrative expenses	5,747	6,040	14,523	15,066
Total operating expenses	66,614	63,123	157,645	146,490

Income from operations	3,366	3,846	6,795	10,414
Interest (expense) income, net	(334)	86	(390)	111

Income before income taxes	3,032	3,932	6,405	10,525
Income tax provision	1,061	1,423	2,242	3,810

Net Income	1,971	2,509	4,163	6,715
Less: Accretion of issuance costs and preferred stock dividends	251	250	585	584

Net income attributable to common stockholders	$1,720	$2,259	$3,578	$6,131

Earnings Per Share
Basic earnings per common share	$0.11	$0.15	$0.23	$0.41
Diluted earnings per common share	$0.11	$0.15	$0.23	$0.39

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Seven Periods Ended October 12, 2008
(In thousands, except share information)

		Class A	Additional		Comprehensive	Total
	Common	Common	Paid-in	Retained	Loss,	Stockholders’
	Stock	Stock	Capital	Earnings	Net of Tax	Equity

Balance, March 30, 2008	$623	$905	$68,342	$87,777	$(31)	$157,616

Comprehensive income:

Net income				4,163		4,163

Change in unrealized loss on
investment securities available for sale, net of tax					(137)	(137)

Total comprehensive income						4,026

Issuance of 5,750 shares of
common stock and 11,500
shares of Class A common stock from exercise of options	1	1	76			78

Conversion of 434,603 shares of
common stock into 434,603 shares of Class A common stock	(43)	43				-

Dividends declared on Series B
preferred stock				(539)		(539)

Accretion of issuance costs on
Series B preferred stock				(46)		(46)

Stock based compensation			448			448

Tax benefit from stock option
exercises			18			18

Balance, October 12, 2008	$581	$949	$68,884	$91,355	$(168)	$161,601

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Seven Periods Ended
	October 12,	October 14,
	2008	2007

Operating Activities:
Net income	$4,163	$6,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,811	9,160
Stock-based compensation	448	300
Tax benefit from stock option exercises	(18)	(1,287)
Loss on disposal of assets	-	675
Deferred income taxes	(784)	(1,922)
Change in operating assets and liabilities that provided (used) cash:
Receivables	1,334	(1,818)
Inventories	(385)	(162)
Prepaid expenses and other current assets	(738)	551
Income taxes and other long term liabilities	2,025	1,797
Other assets	(1,398)	(696)
Accounts payable	2,197	2,966
Accrued expenses and deferred obligations under operating leases	89	3,249
Net cash provided by operating activities	16,744	19,528
Investing Activities:
Expenditures for property and equipment	(27,838)	(30,566)
Collection of insurance proceeds	1,470	-
(Purchase) sale of investment securities, available for sale, net	(15)	59
Cash proceeds from disposal of property and equipment	-	6
Collection on Sushi Doraku note	-	2
Net cash used in investing activities	(26,383)	(30,499)
Financing Activities:
Borrowings on line of credit	60,869	13,211
Repayments on line of credit	(50,909)	(8,004)
Dividends paid on Series B preferred stock	(499)	(748)
Proceeds from issuance of common stock and Class A common stock upon exercise
of stock options	78	2,564
Tax benefit from stock option exercises	18	1,287
Cash dividend paid in lieu of fractional shares on stock split	-	(4)
Net cash provided by financing activities	9,557	8,306
Net decrease in cash and cash equivalents	(82)	(2,665)
Cash and cash equivalents, beginning of period	1,718	8,449
Cash and cash equivalents, end of period	$1,636	$5,784

Supplemental Disclosures of Cash Flow Information:
Cash paid during the seven periods:
Interest	$448	$88
Income taxes	1,001	3,766
Noncash investing and financing activities:
Acquired property and equipment for which cash payments had not yet been made	$7,413	$5,054
Accrued but unpaid dividends on the Series B preferred stock	285	38
Change in unrealized (loss) gain on investment securities available for sale, net of tax	(137)	58

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General

The accompanying condensed consolidated balance sheet as of March 30, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and seven periods ended October 12, 2008 have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 30, 2008 appearing in the Benihana Inc. and Subsidiaries (the “Company”) Annual Report on Form 10-K filed with the SEC.

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

These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the seven periods (twenty-eight weeks) ended October 12, 2008 and October 14, 2007 are not necessarily indicative of the results to be expected for the full year.

The Company has a 52/53-week fiscal year. The Company’s fiscal year ends on the Sunday occurring within the dates of March 26 and April 1. The Company divides the fiscal year into 13 four-week periods where the first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consist of 3 periods totaling 12 weeks each.  In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year.  This operating calendar provides for a consistent number of operating days within each period, as well as ensures that certain holidays significant to the Company occur consistently within the same fiscal quarters.  Because of the differences in length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable.  Fiscal year 2009 will end on March 29, 2009 and fiscal year 2008 ended on March 30, 2008, where both fiscal years consist of 52 weeks each.

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

The Company’s adoption of the provisions of SFAS 157 on March 31, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on its fair value measurements or its unaudited interim condensed consolidated financial statements for the three and seven periods ended October 12, 2008. In accordance with FSP FAS 157-2, the Company is currently evaluating the potential impact of applying the provisions of SFAS 157 to its non-financial assets and liabilities beginning in fiscal 2010, including (but not limited to) the valuation of its reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment and other long-term assets when assessing long-lived asset impairment.

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

3.	Inventories

Inventories consist of the following (in thousands):

	October 12,	March 30,
	2008	2008

Food and beverage	$2,812	$2,511
Supplies	4,050	3,966

	$6,862	$6,477

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Fair Value of Investments

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

As of October 12, 2008, the Company has certain available for sale investment securities that are required to be measured at fair value on a recurring basis. The Company determined the fair value of its investment securities available for sale using quoted market prices (Level 1 in the fair value hierarchy).   The fair value of these investments, reflected in the condensed consolidated balance sheet as of October 12, 2008, is $0.6 million. Financial market conditions have been extremely volatile in the second half of calendar year 2008 and valuations have declined as compared to the period ended March 30, 2008, including the Company’s available for sale investments. The Company does not have any fair value measurements using Level 2 or Level 3 inputs as of October 12, 2008.

5.	Long-Term Debt

At October 12, 2008, the Company had available up to $75 million from Wachovia Bank, National Association (“Wachovia”) under the terms of a line of credit entered on March 15, 2007. The line of credit facility allowed the Company to borrow up to $75 million through March 15, 2012 and was secured by the assets of the Company. There were no scheduled payments prior to maturity; however, the Company could prepay outstanding borrowings prior to that date. The Company had the option to pay interest at Wachovia’s prime rate plus an applicable margin or at the London interbank offering rate (“LIBOR”) plus an applicable margin.  The interest rate varied depending upon the ratio of the sum of the Company’s earnings before interest, taxes, depreciation and amortization, as defined in the agreement, to its indebtedness. The Company also incurred a commitment fee on the unused balance available under the terms of the line of credit, based on a leverage ratio. While providing for working capital, capital expenditures and general corporate purposes, the line of credit agreement required that the Company maintain certain financial ratios and profitability amounts and restricted the payment of cash dividends as well as the use of proceeds to purchase stock of the Company.  As of October 12, 2008, the Company was in compliance with the covenants of the credit agreement with Wachovia.

At October 12, 2008, the Company had $27.4 million outstanding under the line of credit facility with Wachovia at an interest rate of 3.0%; borrowings from which were used to fund capital expenditures in connection with its expansion and renovation program.  The amount available to be borrowed under the line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $0.5 million at October 12, 2008.

On November 19, 2008, the Company and Wachovia entered into a Second Amendment to the line of credit facility (“the Amendment”), which amends the line of credit agreement dated March 15, 2007. The Amendment reduces the revolving commitment under the credit agreement from $75 million to $60 million, provided that $10 million of such commitment is subject to Wachovia’s successfully syndicating a portion of the loan or the Company attaining a leverage ratio of less than 3.5 to 1.0 for two consecutive fiscal quarters. The Amendment also permits the Company to further increase the commitment under the credit agreement up to an additional $15 million, subject to certain terms and conditions. For an interim period, the Amendment both decreases the fixed charge coverage ratio and increases the leverage ratio, which the Company is required to maintain under the credit agreement. The Amendment provides for a commitment fee of 0.3% on the unused portion of the loan commitment. Interest rates payable under the amended credit agreement vary depending on the Company’s leverage ratio and range from 1.25% to 3.50% above the applicable LIBOR rate or, at the Company’s option, from 0.0% to 2.0% above the applicable interest rate. Following the Amendment, the Company has available $22.1 million for borrowing, with an additional $10 million available under certain terms and conditions under the line of credit facility.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Income Taxes

The Company files income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, the Company is no longer subject to federal and state income tax examinations for years prior to fiscal year 2005. As of October 12, 2008, the Company had $0.7 million of gross unrecognized tax benefits, all of which would impact the tax rate if recognized, and $0.1 million accrued for the payment of interest. Unrecognized tax benefits and related interest and penalties are generally classified as other long term liabilities in the accompanying condensed consolidated balance sheets. It is the Company’s continuing policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

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

The components used in the computation of basic earnings per share and diluted earnings per share for each fiscal year are shown below (in thousands):

	Three Periods Ended		Seven Periods Ended
	October 12,	October 14,	October 12,	October 14,
	2008	2007	2008	2007
Net income, as reported	$1,971	$2,509	$4,163	$6,715
Less: Accretion of issuance costs and
preferred stock dividends	251	250	585	584
Income for computation of basic earnings per
common share	1,720	2,259	3,578	6,131
Add: Accretion of issuance costs and
preferred stock dividends	-	250	-	584
Income for computation of diluted earnings per
common share	$1,720	$2,509	$3,578	$6,715

	Three Periods Ended		Seven Periods Ended
	October 12,	October 14,	October 12,	October 14,
	2008	2007	2008	2007

Weighted average number of common shares
used in basic earnings per share	15,290	15,222	15,284	15,103
Effect of dilutive securities:
Stock options	16	352	58	410
Series B preferred stock	-	1,582	-	1,582
Weighted average number of common shares
and dilutive potential common stock used in
diluted earnings per share	15,306	17,156	15,342	17,095

Stock options to purchase 1,412,713 shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect for the three and seven periods ended October 12, 2008. For the three and seven periods ended October 14, 2007, stock options to purchase 105,000 shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In accordance with SFAS 128, “Earnings per Share,” convertible preferred stock shall be assumed to have been converted at the beginning of the period and the resulting common shares shall be included in the denominator of diluted EPS. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. Convertible preferred stock is anti-dilutive whenever the amount of the dividend declared in or accumulated for the current period per common share obtainable upon conversion exceeds basic EPS. For the three and seven periods ended October 12, 2008, the dividend declared per common share obtainable upon conversion of the Series B preferred stock exceeds basic EPS.

8.	Stock-Based Compensation

The number of shares of Class A common stock available for grant under the 2007 Equity Incentive Plan is 750,000, of which a maximum of 550,000 may be issued upon the exercise of incentive stock options. As of October 12, 2008, of these amounts, the Company has granted 25,900 shares of restricted Class A common stock and options to purchase 343,400 shares of Class A common stock, leaving 380,700 shares available for future grants.

The Company recorded $0.2 million (approximately $0.1 million, net of tax) and $0.4 million (approximately $0.3 million, net of tax) in stock compensation expense during the three and seven periods ended October 12, 2008, respectively. The Company recorded $0.1 million (less than $0.1 million, net of tax) and $0.3 million (approximately $0.2 million, net of tax) in stock compensation expense during the three and seven periods ended October 14, 2007, respectively.

Stock Options

Options to purchase 30,000 shares of Class A common stock were granted during the seven periods ended October 12, 2008, and the following assumptions were used in the Black-Scholes option pricing model used in valuing options granted: a risk-free interest rate of 3.7%, an expected life of three years, no expected dividend yield and a volatility factor of 51%. There were no options granted during the seven periods ended October 14, 2007. Assumptions used in estimating the fair value of options granted during the remainder of fiscal 2008 are described in Note 1 to the consolidated financial statements for the year ended March 30, 2008 appearing in the Company’s Annual Report on Form 10-K.

The following is a summary of stock option activity for the seven periods ended October 12, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at March 30, 2008	1,529,338	$9.90	5.2	$3,612,000
Granted	30,000	8.46
Exercised	(17,250)	4.43
Outstanding at October 12, 2008	1,542,088	$9.93	4.2	$-
Exercisable at October 12, 2008	1,192,021	$9.40	3.4	$-

There were no stock options canceled, expired or forfeited during the seven periods ended October 12, 2008. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  For the seven periods ended October 12, 2008 and October 14, 2007, the total intrinsic value of stock options exercised was less than $0.1 million and $3.9 million, respectively.  Proceeds from stock options exercised during the seven periods ended October 12, 2008 and October 14, 2007 totaled less than $0.1 million and $2.6 million, respectively.  Upon the exercise of stock options, shares are issued from new issuances of stock. The tax benefit realized for tax deductions from stock options exercised during the seven periods ended October 12, 2008 and October 14, 2007 totaled less than $0.1 million and $1.3 million, respectively.  As of October 12, 2008, total unrecognized compensation cost related to non-vested share-based compensation totaled $1.0 million and is expected to be recognized over approximately 2.8 years.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted stock

In fiscal 2008, the Company granted 25,900 shares of restricted Class A common stock awards to certain employees, and as of October 12, 2008, none of these awards were vested or forfeited. The grant date fair value of restricted stock awards granted was $10.35 in fiscal year 2008, which was the market price of the underlying shares on the date of grant. As of October 12, 2008, there was $0.2 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over approximately 2.5 years.

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

On December 19, 2007, the Court dismissed all of the claims against the Company, except for the breach of fiduciary duty and breach of contract claims. On January 25, 2008, the Company filed its Answer and Affirmative Defenses to the Amended Complaint. The Company is engaged in fact and expert discovery, and the Court had set a discovery deadline of November 10, 2008.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

Other Litigation

On May 17, 2007, Benihana Monterey Corporation, a subsidiary of the Company, filed a complaint in the action, Benihana Monterey Corporation v. Nara Benihana Monterey, Inc., et al. The action was commenced against various defendants in connection with a default on a Promissory Note in the amount of $375,000 signed by one of the Company’s franchisees and a Personal Guaranty signed by the owner of such franchise.  The Company has obtained judgment against the defendant for approximately $500,000, including repayment of the $375,000 Promissory Note, interest and costs. The Company has served the defendant with an order regarding examination of the defendant’s assets and has filed a subpoena requiring the defendant and the defendant’s entities to produce substantial documents.  As of October 12, 2008, the Company has a $400,000 reserve for the estimated portion of the Promissory Note and accrued interest that may not be collectible.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On August 3, 2007, the Company was served with a complaint in the action, National Cable Communications, LLC v. The Romann Group and Benihana Inc.  In this action, plaintiff alleged that the Company was jointly and severally liable with its co-defendant, the Romann Group for unpaid payments relating to spot cable advertisements allegedly purchased by Romann Group on behalf of the Company and placed by plaintiff.  Plaintiff's complaint demanded judgment of approximately $570,000 plus interest, costs and disbursements.  The Company answered the complaint, denying liability with respect to the plaintiff’s claims and asserted cross-claims against the Romann Group. The Romann Group served its answer in this action denying the Company’s cross claims and asserted counterclaims against the plaintiff and cross-claims against the Company for unspecified damages. In June 2008, the Court bifurcated this action and directed the plaintiff’s contract claims against the Company to trial. On September 4, 2008, the Court issued a decision holding that the Company was not liable to the plaintiff on the claims asserted. On October 15, 2008, the Company reached a settlement with the Romann Group to discontinue, without prejudice, the cross-claims against each other in order to avoid incurring further time and expense.

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

10.	Restaurant Operating Expenses

Restaurant operating expenses consist of the following (in thousands):

	Three Periods Ended		Seven Periods Ended
	October 12,	October 14,	October 12,	October 14,
	2008	2007	2008	2007

Labor and related costs	$24,039	$22,922	$57,645	$52,787
Restaurant supplies	1,684	1,501	3,979	3,537
Credit card discounts	1,343	1,274	3,138	2,927
Utilities	2,472	1,945	5,199	4,192
Occupancy costs	4,412	3,899	10,223	9,360
Depreciation and amortization	4,020	3,837	9,601	8,738
Other restaurant operating expenses	5,750	5,290	12,855	11,724
Total restaurant operating expenses	$43,720	$40,668	$102,640	$93,265

11.	Segment Reporting

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The tables below present information about reportable segments (in thousands):

	Three Periods Ended
	October 12, 2008
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$46,413	$14,420	$8,742	$405	$69,980
Income (loss) from operations	3,984	424	976	(2,018)	3,366
Capital expenditures, net of insurance proceeds	5,290	2,047	63	-	7,400

	Three Periods Ended
	October 14, 2007
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$48,971	$10,106	$7,509	$383	$66,969
Income (loss) from operations	5,211	270	1,024	(2,659)	3,846
Capital expenditures	8,131	1,943	6,078	-	16,152

	Seven Periods Ended
	October 12, 2008
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$110,646	$32,223	$20,631	$940	$164,440
Income (loss) from operations	9,685	530	2,338	(5,758)	6,795
Capital expenditures, net of insurance proceeds	17,835	8,237	296	-	26,368

	Seven Periods Ended
	October 14, 2007
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$114,485	$23,556	$17,914	$949	$156,904
Income (loss) from operations	13,265	1,091	2,768	(6,710)	10,414
Capital expenditures	19,544	3,892	7,130	-	30,566

12.	401K Plan

The Company adopted the Benihana 401K Plan (“the 401K Plan”) effective June 23, 2008. All eligible employees, as determined in accordance with Internal Revenue Service guidelines, who are at least age twenty-one or older can participate in the 401K Plan upon completion of one year of employment with the Company. The 401K Plan permits employees to elect to contribute a portion of their eligible compensation into the 401K Plan. The Company’s matching contributions under the 401K Plan are discretionary and are calculated as a percentage of eligible employee elective salary deferrals. These matching contributions have a six year graded vesting schedule. For the seven periods ended October 12, 2008, the Company accrued employer matching contributions to the 401K Plan of less than $0.1 million.

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

Total revenues increased 4.5% and 4.8% in the current three and seven periods ended October 12, 2008, respectively, while net income decreased 21.4% and 38.0% in the current three and seven periods ended October 12, 2008, respectively, when compared to the corresponding periods a year ago.  Earnings per diluted share decreased 26.7% and 41.0% in the current three and seven periods ended October 12, 2008, respectively, when compared to the corresponding periods a year ago. For purposes of calculating diluted earnings per share, the Company experienced a decrease of 10.8% and 10.3% in the diluted weighted average shares outstanding for the current three and seven periods ended October 12, 2008, respectively, when compared to the corresponding periods a year ago.

Results for the three and seven periods ended October 12, 2008 were adversely impacted by a challenging economic environment, resulting in softer sales trends and increased costs at the restaurant level. In response to the ongoing macroeconomic and industry challenges, the Company is actively managing its controllable expenses and, in an effort to drive traffic, continues to highlight the distinct nature of the guest experience with the new multi-media campaign at its Benihana teppanyaki concept and through a combination of media advertising and local marketing initiatives at its RA Sushi and Haru concepts. Additionally, the Company has opted to postpone the remodeling of two Benihana teppanyaki restaurants, reduce capital expenditures and limit near-term expansion to those development projects for which leases have already been executed.

The following tables reflect changes in restaurant count during the three and seven periods ended October 12, 2008 and October 14, 2007:

	Three Periods Ended
	October 12, 2008
	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	60	20	9	89
Openings	-	1	-	1
Restaurant count, end of period	60	21	9	90

	Three Periods Ended
	October 14, 2007
	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	59	14	7	80
Openings	1	-	-	1
Restaurant count, end of period	60	14	7	81

	Seven Periods Ended
	October 12, 2008
	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	60	18	9	87
Openings	-	3	-	3
Restaurant count, end of period	60	21	9	90

	Seven Periods Ended
	October 14, 2007
	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	59	13	7	79
Openings	2	1	-	3
Closings	(1)	-	-	(1)
Restaurant count, end of period	60	14	7	81

As of October 12, 2008, there were also 19 franchised Benihana teppanyaki restaurants operating in the United States, Latin America and the Caribbean.

REVENUES

Three Periods Ended October 12, 2008 Compared to October 14, 2007:

The following table shows revenues for the three periods ended October 12, 2008 when compared to the same period in the prior fiscal year as well as the related dollar and percentage changes (dollar amounts in thousands):

	Three Periods Ended		Change
	October 12,	October 14,
	2008	2007	$	%

Restaurant sales	$69,575	$66,586	$2,989	4.5%
Franchise fees and royalties	405	383	22	5.7%
Total revenues	$69,980	$66,969	$3,011	4.5%

Components of restaurant revenues consisted of the following (dollar amounts in thousands):

	Three Periods Ended		Change
	October 12,	October 14,
	2008	2007	$	%
Total restaurant sales by concept:
Teppanyaki	$46,413	$48,971	$(2,558)	-5.2%
RA Sushi	14,420	10,106	4,314	42.7%
Haru	8,742	7,509	1,233	16.4%
Total restaurant sales	$69,575	$66,586	$2,989	4.5%

Comparable restaurant sales by concept:
Teppanyaki	$44,251	$46,651	$(2,400)	-5.1%
RA Sushi	8,885	10,028	(1,143)	-11.4%
Haru	6,907	7,509	(602)	-8.0%
Total comparable restaurant sales	$60,043	$64,188	$(4,145)	-6.5%

The decrease in Benihana teppanyaki comparable sales was primarily the result of a 6.3% decrease in dine-in guest counts offset by an increase of 1.6% in the average per person dine-in guest check at locations opened longer than one year. RA Sushi’s decrease in comparable sales was primarily driven by an 11.3% decrease in dine-in guest counts and a decrease of 0.9% in the average per person dine-in guest check at locations opened longer than one year. Haru’s comparable sales decrease was primarily the result of an 11.7% decrease in dine-in guest counts as well as an 8.6% decrease in take-out sales offset by an increase of 4.5% in the average per person dine-in guest check at locations open longer than one year. The decrease in average per person dine-in guest check at RA Sushi is primarily attributable to an extended lower-priced happy hour menu implemented during the second quarter of 2009, partially offset by a 1% price increase on regular menu items. The increase in the average per person dine-in guest check at Haru is primarily due to a 1% price increase effected during the second quarter of 2009.

The Company believes that the decreases experienced in comparable guest counts are reflective of the current economic conditions impacting consumers. Whereas economic concerns originally were primarily concentrated in certain geographic regions, particularly in the Arizona, Southern California, South Florida and Nevada markets where the Company has 15 out of its 21 RA Sushi restaurants and approximately 30% of its Benihana teppanyaki locations as of October 12, 2008, recent economic developments have negatively impacted consumers in all areas where the Company operates.

The following table summarizes the changes in restaurant sales between the three periods ended October 12, 2008 and October 14, 2007 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the three periods ended October 14, 2007	$48,971	$10,106	$7,509	$66,586
Decrease in comparable sales	(2,400)	(1,143)	(602)	(4,145)
Increase from new restaurants	911	5,457	1,835	8,203
Decrease from closed restaurants	(423)	-	-	(423)
Decrease from temporary closures, net	(646)	-	-	(646)
Restaurant sales during the three periods ended October 12, 2008	$46,413	$14,420	$8,742	$69,575

Seven Periods Ended October 12, 2008 Compared to October 14, 2007:

The following table shows revenues for the seven periods ended October 12, 2008 when compared to the same period in the prior fiscal year as well as the related dollar and percentage changes (dollar amounts in thousands):

	Seven Periods Ended		Change
	October 12,	October 14,
	2008	2007	$	%

Restaurant sales	$163,500	$155,955	$7,545	4.8%
Franchise fees and royalties	940	949	(9)	-0.9%
Total revenues	$164,440	$156,904	$7,536	4.8%

Components of restaurant revenues consisted of the following (dollar amounts in thousands):

	Seven Periods Ended		Change
	October 12,	October 14,
	2008	2007	$	%
Total restaurant sales by concept:
Teppanyaki	$110,646	$114,485	$(3,839)	-3.4%
RA Sushi	32,223	23,556	8,667	36.8%
Haru	20,631	17,914	2,717	15.2%
Total restaurant sales	$163,500	$155,955	$7,545	4.8%

Comparable restaurant sales by concept:
Teppanyaki	$101,812	$106,245	$(4,433)	-4.2%
RA Sushi	21,116	23,478	(2,362)	-10.1%
Haru	16,514	17,914	(1,400)	-7.8%
Total comparable restaurant sales	$139,442	$147,637	$(8,195)	-5.6%

The decrease in Benihana teppanyaki comparable sales was primarily the result of a 4.8% decrease in dine-in guest counts offset by an increase of 0.6% in the average per person dine-in guest check at locations opened longer than one year. RA Sushi’s decrease in comparable sales was primarily driven by an 11.0% decrease in dine-in guest counts offset by an increase of 0.5% in the average per person dine-in guest check at locations opened longer than one year. Haru’s comparable sales decrease was primarily the result of an 11.7% decrease in dine-in guest counts as well as a 10.3% decrease in takeout sales offset by an increase of 5.9% in the average per person dine-in guest check at locations open longer than one year. The increase in average per person dine-in guest check at RA Sushi is primarily attributable to a 1% price increase effected during the second quarter of 2009 and a 3% increase effected during the second quarter of 2008, partially offset by the impact of an extended lower-priced happy hour menu implemented during the second quarter of 2009. The increase in average per person dine-in guest check at Haru is primarily attributable to a 1% price increase effected in the second quarter of 2009 and a 3% price increase effected during the second quarter of 2008.

The Company believes that the decreases experienced in comparable guest counts are reflective of the current economic conditions impacting consumers. Whereas economic concerns originally were primarily concentrated in certain geographic regions, particularly in the Arizona, Southern California, South Florida and Nevada markets where the Company has 15 out of its 21 RA Sushi restaurants and approximately 30% of its Benihana teppanyaki locations as of October 12, 2008, recent economic developments have negatively impacted consumers in all areas where the Company operates.

The following table summarizes the changes in restaurant sales between the seven periods ended October 12, 2008 and October 14, 2007 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the seven periods ended October 14, 2007	$114,485	$23,556	$17,914	$155,955
Decrease in comparable sales	(4,433)	(2,362)	(1,400)	(8,195)
Increase from new restaurants	3,136	11,029	4,117	18,282
Decrease from closed restaurants	(1,306)	-	-	(1,306)
Decrease from temporary closures, net	(1,236)	-	-	(1,236)
Restaurant sales during the seven periods ended October 12, 2008	$110,646	$32,223	$20,631	$163,500

COSTS AND EXPENSES

Three Periods Ended October 12, 2008 Compared to October 14, 2007:

The following table summarizes costs and expenses by concept, as well as consolidated, for the three periods ended October 12, 2008 and October 14, 2007 (in thousands):

	Three Periods Ended
	October 12, 2008

	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Cost of food and beverage sales	$11,090	$3,776	$2,033	$-	$16,899
Restaurant operating expenses	29,288	9,137	5,295	-	43,720
Restaurant opening costs	95	153	-	-	248
Marketing, general and administrative expenses	1,956	930	438	2,423	5,747
Total operating expenses	$42,429	$13,996	$7,766	$2,423	$66,614

	Three Periods Ended
	October 14, 2007

	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Cost of food and beverage sales	$11,470	$2,510	$1,683	$-	$15,663
Restaurant operating expenses	30,385	6,041	4,242	-	40,668
Restaurant opening costs	212	263	277	-	752
Marketing, general and administrative expenses	1,693	1,022	283	3,042	6,040
Total operating expenses	$43,760	$9,836	$6,485	$3,042	$63,123

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as consolidated, for the three periods ended October 12, 2008 and October 14, 2007:

	Three Periods Ended
	October 12, 2008

	Teppanyaki	RA Sushi	Haru	Consolidated

Cost of food and beverage sales	23.9%	26.2%	23.3%	24.3%
Restaurant operating expenses	63.1%	63.4%	60.6%	62.8%
Restaurant opening costs	0.2%	1.1%	0.0%	0.4%
Marketing, general and administrative expenses	4.2%	6.4%	5.0%	8.3%
Total operating expenses	91.4%	97.1%	88.8%	95.7%

	Three Periods Ended
	October 14, 2007

	Teppanyaki	RA Sushi	Haru	Consolidated

Cost of food and beverage sales	23.4%	24.8%	22.4%	23.5%
Restaurant operating expenses	62.0%	59.8%	56.5%	61.1%
Restaurant opening costs	0.4%	2.6%	3.7%	1.1%
Marketing, general and administrative expenses	3.5%	10.1%	3.8%	9.1%
Total operating expenses	89.3%	97.3%	86.4%	94.8%

Cost of food and beverage sales

The cost of food and beverage sales increased in the current three periods in dollar amount and when expressed as a percentage of restaurant sales when compared to the corresponding period a year ago. Cost of food and beverage sales, which is generally variable with sales, increased with the net increase in restaurant sales and due to increased commodity prices during the current fiscal year. The increase, when expressed as a percentage of sales, during the current three periods is primarily attributable to the increase in commodity prices as well as a lower-priced extended happy hour menu implemented during the second quarter of 2009 at the Company’s RA Sushi locations. This increase was partially offset by a 1% menu price increase at the Company’s RA Sushi and Haru locations during the three periods ended October 12, 2008. While the Company has not been able to increase menu prices sufficiently to fully offset commodity cost increases experienced during fiscal 2009 to date, the Company expects certain of these pressures to ease beginning in the fourth fiscal quarter of the current year. The Company has been able to renew certain commodity purchase agreements at terms more favorable than those currently in place.

Restaurant operating expenses

Restaurant operating expenses increased in dollar amount and when expressed as a percentage of restaurant sales when compared to the corresponding period a year ago. The increase in absolute amount is consistent with the increase in number of restaurant units experienced between periods. The increase, when expressed as a percentage of sales, is a result of operating inefficiencies associated with decreasing comparable sales in the current period at mature restaurants, specifically as it relates to labor, utilities and fixed costs, as well as the opening of one new RA Sushi restaurant.

The Company continued to recognize additional depreciation expense totaling less than $0.1 million and $0.8 million during the three periods ended October 12, 2008 and October 14, 2007, respectively, which resulted from reevaluating the remaining useful lives of assets at Benihana teppanyaki restaurants to be renovated as part of the Company’s rejuvenation program. During the three periods ended October 12, 2008 and October 14, 2007, the Company incurred $0.1 million and $0.3 million, respectively, in ongoing expenses at Benihana teppanyaki restaurants temporarily closed for remodeling.

Restaurant opening costs

Consolidated restaurant opening costs in the three periods ended October 12, 2008 decreased in dollar amount and as a percentage of sales when compared to the prior year corresponding period. The decrease in the current period when compared to the equivalent period a year ago is due to the timing of store openings.

Marketing, general and administrative costs

Consolidated marketing, general and administrative costs decreased in dollar amount and when expressed as a percentage of sales in the three periods ended October 12, 2008 as compared to the prior year corresponding period. The decrease in absolute amount is primarily due to the Company’s efforts to actively control corporate expenses. While marketing, general and administrative costs are expected to increase in absolute amount in the current fiscal year, the decrease as a percentage of sales is consistent with the Company’s expectation to begin leveraging the additions to its infrastructure by the end of fiscal year 2009.

Interest (expense) income, net

Interest expense increased in the three periods ended October 12, 2008 when compared to the prior year corresponding period as the Company continues to draw on the line of credit to finance the expansion and renovation programs. Interest income decreased in the three periods ended October 12, 2008 when compared to the corresponding period in prior year and is expected to decrease in the future as the Company is in a net borrowing position.

Income tax provision

The Company’s effective income tax rate was 35.0% and 36.2% for the three periods ended October 12, 2008 and October 14, 2007, respectively. During the three periods ended October 12, 2008, the Company’s effective income tax rate was favorably impacted by increasing tax credits with decreasing taxable income.

Seven Periods Ended October 12, 2008 Compared to October 14, 2007:

The following table summarizes costs and expenses by concept, as well as consolidated, for the seven periods ended October 12, 2008 and October 14, 2007 (in thousands):

	Seven Periods Ended
	October 12, 2008

	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Cost of food and beverage sales	$26,575	$8,159	$4,765	$-	$39,499
Restaurant operating expenses	69,839	20,263	12,538	-	102,640
Restaurant opening costs	103	880	-	-	983
Marketing, general and administrative expenses	4,444	2,391	990	6,698	14,523
Total operating expenses	$100,961	$31,693	$18,293	$6,698	$157,645

	Seven Periods Ended
	October 14, 2007

	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Cost of food and beverage sales	$26,902	$5,805	$3,991	$-	$36,698
Restaurant operating expenses	69,615	13,766	9,884	-	93,265
Restaurant opening costs	471	560	430	-	1,461
Marketing, general and administrative expenses	4,232	2,334	841	7,659	15,066
Total operating expenses	$101,220	$22,465	$15,146	$7,659	$146,490

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as consolidated, for the seven periods ended October 12, 2008 and October 14, 2007:

	Seven Periods Ended
	October 12, 2008

	Teppanyaki	RA Sushi	Haru	Consolidated

Cost of food and beverage sales	24.0%	25.3%	23.1%	24.2%
Restaurant operating expenses	63.1%	62.9%	60.8%	62.8%
Restaurant opening costs	0.1%	2.7%	0.0%	0.6%
Marketing, general and administrative expenses	4.0%	7.4%	4.8%	8.9%
Total operating expenses	91.2%	98.4%	88.7%	96.4%

	Seven Periods Ended
	October 14, 2007

	Teppanyaki	RA Sushi	Haru	Consolidated

Cost of food and beverage sales	23.5%	24.6%	22.3%	23.5%
Restaurant operating expenses	60.8%	58.4%	55.2%	59.8%
Restaurant opening costs	0.4%	2.4%	2.4%	0.9%
Marketing, general and administrative expenses	3.7%	9.9%	4.7%	9.7%
Total operating expenses	88.4%	95.3%	84.6%	93.9%

Cost of food and beverage sales

The cost of food and beverage sales increased in the current seven periods in dollar amount and when expressed as a percentage of restaurant sales when compared to the corresponding period a year ago. Cost of food and beverage sales, which is generally variable with sales, increased with the net increase in restaurant sales and due to increased commodity prices during the current fiscal year. The increase, when expressed as a percentage of sales, during the current seven periods is primarily attributable to the increase in commodity prices as well as a lower-price extended happy hour menu implemented during the second quarter of 2009 at the Company’s RA Sushi locations. This increase was partially offset by a 1% menu price increase at the Company’s RA Sushi and Haru locations during the three periods ended October 12, 2008. During the three periods ended October 14, 2007, menu prices were increased approximately 3% at the Company’s RA Sushi and Haru locations. While the Company has not been able to increase menu prices sufficiently to fully offset commodity cost increases experienced during fiscal 2009 to date, the Company expects certain of these pressures to ease beginning in the fourth fiscal quarter of the current year. The Company has been able to renew certain commodity purchase agreements at terms more favorable than those currently in place.

Restaurant operating expenses

Restaurant operating expenses increased in dollar amount and when expressed as a percentage of restaurant sales when compared to the corresponding period a year ago. The increase in absolute amount is consistent with the increase in number of restaurant units experienced between periods. The increase, when expressed as a percentage of sales, is a result of operating inefficiencies associated with decreasing comparable sales in the current period at mature restaurants, specifically as it relates to labor, utilities and fixed costs, as well as the opening of three new RA Sushi restaurants. Offsetting the increase in restaurant operating expenses during the seven periods ended October 12, 2008 is $0.5 million in business interruption insurance proceeds received and recognized related to the Benihana teppanyaki restaurant located in Memphis, TN that was damaged by fire in February 2008. No similar proceeds were recognized during the prior fiscal year.

The Company continued to recognize additional depreciation expense totaling $0.4 million and $1.8 million during the seven periods ended October 12, 2008 and October 14, 2007, respectively, which resulted from reevaluating the remaining useful lives of assets at Benihana teppanyaki restaurants to be renovated as part of the Company’s rejuvenation program. During the seven periods ended October 12, 2008 and October 14, 2007, the Company incurred $0.9 million and $1.2 million, respectively, in ongoing expenses at Benihana teppanyaki restaurants temporarily closed for remodeling.

Restaurant opening costs

Consolidated restaurant opening costs in the seven periods ended October 12, 2008 decreased in dollar amount and as a percentage of sales as compared to the prior year corresponding period.  The decrease in the current period when compared to the equivalent period a year ago is due to the timing of store openings.

Marketing, general and administrative costs

Consolidated marketing, general and administrative costs decreased in dollar amount and when expressed as a percentage of sales in the seven periods ended October 12, 2008 as compared to the prior year corresponding period. The decrease in absolute amount is primarily due to the Company’s efforts to actively control corporate expenses. While marketing, general and administrative costs are expected to increase in absolute amount in the current fiscal year, the decrease as a percentage of sales is consistent with the Company’s expectation to begin leveraging the additions to its infrastructure by the end of fiscal year 2009.

Interest (expense) income, net

Interest expense increased in the seven periods ended October 12, 2008 when compared to the prior year corresponding period as the Company continues to draw on the line of credit to finance the expansion and renovation programs. Interest income decreased in the seven periods ended October 12, 2008 when compared to the corresponding period in prior year and is expected to decrease in the future as the Company is in a net borrowing position.

Income tax provision

The Company’s effective income tax rate was 35.0% and 36.2% for the seven periods ended October 12, 2008 and October 14, 2007, respectively. During the seven periods ended October 12, 2008, the Company’s effective income tax rate was favorably impacted by increasing tax credits with decreasing taxable income.

FINANCIAL RESOURCES

At October 12, 2008, the Company had available up to $75 million from Wachovia Bank, National Association (“Wachovia”) under the terms of a line of credit entered on March 15, 2007. The line of credit facility allowed the Company to borrow up to $75 million through March 15, 2012 and was secured by the assets of the Company. There were no scheduled payments prior to maturity; however, the Company could prepay outstanding borrowings prior to that date. The Company had the option to pay interest at Wachovia’s prime rate plus an applicable margin or at the London interbank offering rate (“LIBOR”) plus an applicable margin.  The interest rate varied depending upon the ratio of the sum of the Company’s earnings before interest, taxes, depreciation and amortization, as defined in the agreement, to its indebtedness. The Company also incurred a commitment fee on the unused balance available under the terms of the line of credit, based on a leverage ratio. While providing for working capital, capital expenditures and general corporate purposes, the line of credit agreement required that the Company maintain certain financial ratios and profitability amounts and restricted the payment of cash dividends as well as the use of proceeds to purchase stock of the Company.  As of October 12, 2008, the Company was in compliance with the covenants of the credit agreement with Wachovia.

At October 12, 2008, the Company had $27.4 million outstanding under the line of credit facility with Wachovia at an interest rate of 3.0%; borrowings from which were used to fund capital expenditures in connection with its expansion and renovation program.  The amount available to be borrowed under the line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $0.5 million at October 12, 2008.

On November 19, 2008, the Company and Wachovia entered into a Second Amendment to the line of credit facility (“the Amendment”), which amends the line of credit agreement dated March 15, 2007. The Amendment reduces the revolving commitment under the credit agreement from $75 million to $60 million, provided that $10 million of such commitment is subject to Wachovia’s successfully syndicating a portion of the loan or the Company attaining a leverage ratio of less than 3.5 to 1.0 for two consecutive fiscal quarters. The Amendment also permits the Company to further increase the commitment under the credit agreement up to an additional $15 million, subject to certain terms and conditions. For an interim period, the Amendment both decreases the fixed charge coverage ratio and increases the leverage ratio, which the Company is required to maintain under the credit agreement. The Amendment provides for a commitment fee of 0.3% on the unused portion of the loan commitment. Interest rates payable under the amended credit agreement vary depending on the Company’s leverage ratio and range from 1.25% to 3.50% above the applicable LIBOR rate or, at the Company’s option, from 0.0% to 2.0% above the applicable interest rate. Following the Amendment, the Company has available $22.1 million for borrowing, with an additional $10 million available under certain terms and conditions under the line of credit facility.

The Company’s liquidity and capital resource strategies are focused on managing capital to maintain compliance with the financial ratios contained in the amended line of credit agreement with Wachovia. The Company believes that, under the terms of the amended credit facility, it has sufficient capital available to execute its expansion plans, along with the flexibility necessary to operate in the current economic environment.

The Company has entered into non-cancellable supply agreements for the purchase of beef and certain seafood items, in the normal course of business, at fixed prices for periods up to twelve months.  These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance such items.  As a result, many restaurant businesses, including the Company, operate with negative working capital. During the seven periods ended October 12, 2008, working capital deficit has increased by $6.1 million. This trend is reflective of the Company’s ongoing expansion and renovation programs, which have resulted in decreased cash and cash equivalents as well as increased liabilities associated with capital expenditures.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

	Seven Periods Ended
	October 12,	October 14,
	2008	2007

Net cash provided by operating activities	$16,744	$19,528
Net cash used in investing activities	(26,383)	(30,499)
Net cash provided by financing activities	9,557	8,306
Net decrease in cash and cash equivalents	$(82)	$(2,665)

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

During fiscal 2006, management made a strategic decision to accelerate the renovation and revitalization program, by transforming a planned 24 mature Benihana teppanyaki units in order to opportunistically build a stronger foundation for its core brand amid a growing American appetite for Asian cuisine. Given the current economic environment, the Company has opted to postpone the remodeling of the last two Benihana teppanyaki restaurants and reduce capital expenditures. The Company plans to complete the renovation of an aggregate 22 of its mature Benihana teppanyaki restaurants by the end of January 2009, using many of the design elements of the new prototype Benihana teppanyaki restaurant. The two postponed units will be refurbished at a later time under the Company’s normal maintenance program. As of November 7, 2008, the Company has completed a total of twenty-one renovations.

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

Other future capital requirements depend on numerous factors, including market acceptance of products, the timing and rate of expansion of the business, acquisitions and other factors.  The Company has experienced increases in its expenditures commensurate with growth in its operations and management anticipates that expenditures will continue to increase in the foreseeable future. The Company has, however, limited near-term expansion to those development projects for which leases have already been executed. As of November 7, 2008, the Company had fourteen restaurants under development, consisting of eight Benihana teppanyaki restaurants and six RA Sushi restaurants.

In addition to investments in new restaurant units and the renovation program, the Company will use its capital resources to settle the outstanding liability incurred when the Minority Stockholders exercised their put option in Haru Holding Corp. on July 1, 2005. The Company believes that the proper application of the put option price formula would result in a payment to the former Minority Stockholders of approximately $3.7 million.  The Company has offered to pay such amount to the former Minority Stockholders and recorded a $3.7 million liability with respect thereto.  As further discussed in Part II. Item 1, Legal Proceedings, the former Minority Stockholders of Haru Holding Corp. (“Haru”) are seeking an award of $10.7 million in respect of the exercise of the put option on their remaining 20% interest in Haru.  The Company believes that it has correctly calculated the put option price at $3.7 million.  However, there can be no assurance as to the outcome of this litigation.

Management believes that the Company’s cash from operations and the funds available under its credit facility will provide sufficient capital to fund operations, commitments and contingencies, the remainder of the restaurant renovation program and restaurant expansion for at least the next twelve months.

Operating Activities

Net cash provided by operating activities totaled $16.7 million and $19.5 million for the seven periods ended October 12, 2008 and October 14, 2007, respectively. The decrease resulted primarily from a decrease in net income during the current seven periods when compared to the comparable seven periods a year ago.

Investing Activities

Capital expenditures decreased from $30.6 million for the seven periods ended October 14, 2007 to $27.8 million for the seven periods ended October 12, 2008 in response to the current macroeconomic conditions where the Company has opted to reduce capital expenditures and has limited near-term expansion to those development projects for which leases have already been executed.

During the seven periods ended October 12, 2008, the Company received $1.5 million in insurance proceeds related to the Benihana teppanyaki restaurant located in Memphis, TN that was damaged by fire, where the proceeds are being used to rebuild the restaurant.

Financing Activities

The Company began drawing on its line of credit in fiscal year 2008.  Additionally, the Company expects to continue to draw on the line of credit in the near future, as a result of planned development. Refer to “Financial Resources” above for a discussion of the amended terms of the Company’s line of credit facility. During the seven periods ended October 12, 2008, the Company borrowed $60.9 million under the credit facility and made $50.9 million in payments. During the seven periods ended October 14, 2007, the Company borrowed $13.2 million under the credit facility and made $8.0 million in payments.

During the seven periods ended October 12, 2008 and October 14, 2007, proceeds from stock option exercises totaled less than $0.1 million and $2.6 million, respectively.

During the seven periods ended October 12, 2008 and October 14, 2007, the Company paid $0.5 million and $0.7 million, respectively, in dividends on the Series B preferred stock.

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

There were no significant changes to the Company’s accounting policies during the seven periods ended October 12, 2008.

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

The Impact of Inflation

The primary inflationary factors affecting the Company’s operations are labor and commodity costs. Other than labor costs, inflation has not been a significant factor in the Company’s business for the past several years.  Profitability is dependent, among other things, on the Company’s ability to anticipate and react to changes in the costs of operating resources, including food and other raw materials, labor and other supplies and services. To the extent permitted by competition, the Company has mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in the future. To the extent that price increases cannot be passed along to the Company’s customers, those increases could impact the Company’s financial results. The Company increased menu prices at its RA Sushi and Haru locations by 1% during the second fiscal quarter of 2009 to mitigate the impact of increases in commodity costs and minimum wage rates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain risks of increasing interest rates and commodity prices.  The interest on the Company’s indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate.  The Company may protect itself from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels.  The Company has a policy not to use derivative agreements for trading purposes.  The Company has no derivative agreements as of October 12, 2008.

The Company had $27.4 million of borrowings under its line of credit facility outstanding at October 12, 2008. Based on the amounts outstanding as of October 12, 2008, a 100 basis point change in interest rates would result in an approximate change to interest expense of approximately $0.3 million.

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

Seasonality of Business

The Company has a 52/53-week fiscal year.  The Company’s fiscal year ends on the Sunday occurring within the dates of March 26 through April 1.  The Company divides the fiscal year into 13 four-week periods.  Because of the odd number of periods, the Company’s first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consists of 3 periods totaling 12 weeks each.  In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year.  This operating calendar provides the Company a consistent number of operating days within each period, as well as ensures that certain holidays significant to the Company occur consistently within the same fiscal quarters.  Because of the differences in length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable.  Fiscal year 2009 will end on March 29, 2009 and fiscal year 2008 ended on March 30, 2008, where both fiscal years consist of 52 weeks each.

The Company’s business is not highly seasonal although it has more patrons coming to the Company’s Benihana teppanyaki restaurants for special holidays such as Mother’s Day, Valentine’s Day and New Year’s Eve.  Mother’s Day falls in the Company’s first fiscal quarter of each year, New Year’s Eve falls in the third quarter and Valentine’s Day falls in the fourth quarter.

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

On December 19, 2007, the Court dismissed all of the claims against the Company, except for the breach of fiduciary duty and breach of contract claims. On January 25, 2008, the Company filed its Answer and Affirmative Defenses to the Amended Complaint. The Company is engaged in fact and expert discovery, and the Court had set a discovery deadline of November 10, 2008.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

Other Litigation

On May 17, 2007, Benihana Monterey Corporation, a subsidiary of the Company, filed a complaint in the action, Benihana Monterey Corporation v. Nara Benihana Monterey, Inc., et al. The action was commenced against various defendants in connection with a default on a Promissory Note in the amount of $375,000 signed by one of the Company’s franchisees and a Personal Guaranty signed by the owner of such franchise.  The Company has obtained judgment against the defendant for approximately $500,000, including repayment of the $375,000 Promissory Note, interest and costs. The Company has served the defendant with an order regarding examination of the defendant’s assets and has filed a subpoena requiring the defendant and the defendant’s entities to produce substantial documents.  As of October 12, 2008, the Company has a $400,000 reserve for the estimated portion of the Promissory Note and accrued interest that may not be collectible.

On August 3, 2007, the Company was served with a complaint in the action, National Cable Communications, LLC v. The Romann Group and Benihana Inc.  In this action, plaintiff alleged that the Company was jointly and severally liable with its co-defendant, the Romann Group for unpaid payments relating to spot cable advertisements allegedly purchased by Romann Group on behalf of the Company and placed by plaintiff.  Plaintiff's complaint demanded judgment of approximately $570,000 plus interest, costs and disbursements.  The Company answered the complaint, denying liability with respect to the plaintiff’s claims and asserted cross-claims against the Romann Group. The Romann Group served its answer in this action denying the Company’s cross claims and asserted counterclaims against the plaintiff and cross-claims against the Company for unspecified damages. In June 2008, the Court bifurcated this action and directed the plaintiff’s contract claims against the Company to trial. On September 4, 2008, the Court issued a decision holding that the Company was not liable to the plaintiff on the claims asserted. On October 15, 2008, the Company reached a settlement with the Romann Group to discontinue, without prejudice, the cross-claims against each other in order to avoid incurring further time and expense.

The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business, which the Company does not believe will materially impact results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008, which could materially affect the Company’s business, financial condition or future results.  Except for the risk factor set forth below, there have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition and/or operating results.

The recent general economic conditions and the disruptions in the financial markets may adversely impact consumer spending patterns and the availability and cost of credit.

The disruptions in the financial markets may have an adverse effect on the economy, which may negatively impact consumer spending patterns. A decrease in discretionary spending due to decreases in consumer confidence in the economy could impact the frequency with which customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing revenues or adversely impacting the Company’s operating results. The disruptions in the financial markets and continuing economic downturn may adversely impact the availability of credit already arranged and the availability and cost of credit in the future. There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase the availability of credit.

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

Benihana Inc.
(Registrant)

Date: November 21, 2008	/s/ Joel A. Schwartz
Joel A. Schwartz
Chief Executive Officer
and Chairman of the
Board of Directors