Form 10-Q
period 2009-01-04
BENIHANA INC
filed 2009-02-18
CIK 935226

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 4, 2009

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

Common stock $.10 par value, 5,612,139 shares outstanding at January 30, 2009
Class A common stock $.10 par value, 9,684,511 shares outstanding at January 30, 2009

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND TEN PERIODS ENDED JANUARY 4, 2009

TABLE OF CONTENTS			PAGE

PART I –	FINANCIAL INFORMATION

	Item 1.	Financial Statements – unaudited

		Condensed Consolidated Balance Sheets (unaudited) at January 4, 2009 and March 30, 2008	2

		Condensed Consolidated Statements of Income (unaudited) for the Three and Ten Periods Ended January 4, 2009 and January 6, 2008	3

		Condensed Consolidated Statement of Stockholders' Equity (unaudited) for the Ten Periods Ended January 4, 2009	4

		Condensed Consolidated Statements of Cash Flows (unaudited) for the Ten Periods Ended January 4, 2009 and January 6, 2008	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 16

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17 - 31

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31 - 32

	Item 4.	Controls and Procedures	32

PART II –	OTHER INFORMATION

	Item 1.	Legal Proceedings	33

	Item 1A.	Risk Factors	34

	Item 4.	Submission of Matters to a Vote of Security Holders	34

	Item 6.	Exhibits and Reports on Form 8-K	35

BENIHANA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)

	January 4,	March 30,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$1,931	$1,718
Receivables, net	1,944	4,473
Inventories	6,901	6,477
Income tax receivable	13	3,756
Prepaid expenses and other current assets	4,045	2,036
Investment securities available for sale - restricted	632	808
Deferred income tax asset, net	894	347
Total current assets	16,360	19,615

Property and equipment, net	199,225	184,176
Goodwill	29,900	29,900
Deferred income tax asset, net	5,188	746
Other assets, net	8,644	7,217
Total assets	$259,317	$241,654

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,228	$6,158
Accrued expenses	30,795	25,226
Accrued put option liability	3,718	3,718
Total current liabilities	40,741	35,102

Deferred obligations under operating leases	12,563	11,296
Borrowings under line of credit	28,597	17,422
Other long term liabilities	343	769
Total liabilities	82,244	64,589

Commitments and contingencies (Notes 5 and 9)

Convertible preferred stock - $1.00 par value; authorized -
5,000,000 shares; Series B mandatory redeemable convertible
preferred stock - authorized - 800,000 shares; issued and outstanding –
800,000 shares, respectively, with a liquidation preference of $20 million
plus accrued and unpaid dividends as of January 4, 2009	19,515	19,449

Stockholders’ Equity
Common stock - $.10 par value; convertible into Class A common stock; authorized, 12,000,000 shares; issued and outstanding,
5,707,470 and 6,234,964 shares, respectively	571	623
Class A common stock - $.10 par value; authorized, 20,000,000 shares;
issued and outstanding, 9,589,180 and 9,044,436 shares, respectively	959	905
Additional paid-in capital	69,078	68,342
Retained earnings	87,135	87,777
Accumulated other comprehensive loss, net of tax	(185)	(31)
Total stockholders’ equity	157,558	157,616
Total liabilities, convertible preferred stock and stockholders' equity	$259,317	$241,654

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share information)

	Three Periods Ended		Ten Periods Ended
	January 4,	January 6,	January 4,	January 6,
	2009	2008	2009	2008

Revenues
Restaurant sales	$66,790	$69,439	$230,290	$225,394
Franchise fees and royalties	424	375	1,364	1,324
Total revenues	67,214	69,814	231,654	226,718

Costs and Expenses
Cost of food and beverage sales	16,025	16,343	55,524	53,041
Restaurant operating expenses	41,271	41,428	143,911	134,693
Restaurant opening costs	755	1,227	1,738	2,688
Marketing, general and administrative expenses	6,049	6,208	20,572	21,274
Impairment charge	9,625	-	9,625	-
Total operating expenses	73,725	65,206	231,370	211,696

(Loss) income from operations	(6,511)	4,608	284	15,022
Interest (expense) income, net	(121)	147	(511)	258

(Loss) income before income taxes	(6,632)	4,755	(227)	15,280
Income tax (benefit) provision	(2,663)	1,584	(421)	5,394

Net (Loss) Income	(3,969)	3,171	194	9,886
Less: Accretion of issuance costs and preferred stock dividends	251	250	836	834

Net (loss) income attributable to common stockholders	$(4,220)	$2,921	$(642)	$9,052

(Loss) Earnings Per Share
Basic (loss) earnings per common share	$(0.28)	$0.19	$(0.04)	$0.60
Diluted (loss) earnings per common share	$(0.28)	$0.19	$(0.04)	$0.58

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Ten Periods Ended January 4, 2009
(In thousands, except share information)

					Accumulated
					Other
		Class A	Additional		Comprehensive	Total
	Common	Common	Paid-in	Retained	Loss,	Stockholders’
	Stock	Stock	Capital	Earnings	Net of Tax	Equity

Balance, March 30, 2008	$623	$905	$68,342	$87,777	$(31)	$157,616

Comprehensive income:

Net income				194		194

Change in unrealized loss on
investment securities available for sale, net of tax					(154)	(154)

Total comprehensive loss						40

Issuance of 5,750 shares of
common stock and 11,500
shares of Class A common stock from exercise of options	1	1	76			78

Conversion of 533,244 shares of
common stock into 533,244 shares of Class A common stock	(53)	53				-

Dividends declared on Series B
preferred stock				(770)		(770)

Accretion of issuance costs on
Series B preferred stock				(66)		(66)

Stock based compensation			642			642

Tax benefit from stock option
exercises			18			18

Balance, January 4, 2009	$571	$959	$69,078	$87,135	$(185)	$157,558

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Ten Periods Ended
	January 4,	January 6,
	2009	2008

Operating Activities:
Net income	$194	$9,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,097	13,070
Non-cash impairment charge	9,625	-
Stock-based compensation	642	481
Tax benefit from stock option exercises	(18)	(1,325)
Loss on disposal of assets	14	679
Deferred income taxes	(4,884)	(1,618)
Change in operating assets and liabilities that provided (used) cash:
Receivables	1,160	(1,514)
Inventories	(424)	(237)
Prepaid expenses and other current assets	(1,866)	(721)
Income taxes and other long term liabilities	3,335	1,507
Other assets	(1,791)	(994)
Accounts payable	777	757
Accrued expenses and deferred obligations under operating leases	7,566	5,176
Net cash provided by operating activities	28,427	25,147
Investing Activities:
Expenditures for property and equipment	(40,792)	(41,787)
Collection of insurance proceeds	1,912	-
Proceeds on sale of collateral underlying Monterey promissory note	373	-
(Purchase) sale of investment securities, available for sale, net	(83)	7
Cash proceeds from disposal of property and equipment	-	6
Collection on Sushi Doraku note	-	2
Net cash used in investing activities	(38,590)	(41,772)
Financing Activities:
Borrowings on line of credit	84,515	41,885
Repayments on line of credit	(73,340)	(34,954)
Debt issuance costs	(143)	-
Dividends paid on Series B preferred stock	(752)	(748)
Proceeds from issuance of common stock and Class A common stock upon exercise
of stock options	78	2,625
Tax benefit from stock option exercises	18	1,325
Cash dividend paid in lieu of fractional shares on stock split	-	(4)
Net cash provided by financing activities	10,376	10,129
Net increase (decrease) in cash and cash equivalents	213	(6,496)
Cash and cash equivalents, beginning of period	1,718	8,449
Cash and cash equivalents, end of period	$1,931	$1,953

Supplemental Disclosures of Cash Flow Information:
Cash paid during the ten periods:
Interest	$657	$232
Income taxes	1,127	5,505
Noncash investing and financing activities:
Acquired property and equipment for which cash payments had not yet been made	$3,963	$5,467
Accrued but unpaid dividends on the Series B preferred stock	263	268
Change in unrealized (loss) gain on investment securities available for sale, net of tax	(154)	16

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General

The accompanying condensed consolidated balance sheet as of March 30, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and ten periods ended January 4, 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 30, 2008 appearing in the Benihana Inc. and Subsidiaries (the “Company”) Annual Report on Form 10-K filed with the SEC.

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

During the third quarter of fiscal year 2009, the Company recorded an impairment charge of $9.6 million ($5.7 million after-tax) associated with the evaluation of its long-lived assets. See Note 11, Impairment Charge, of the unaudited interim condensed consolidated financial statements for more information.

These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the ten periods (forty weeks) ended January 4, 2009 are not necessarily indicative of the results to be expected for the full year.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s adoption of the provisions of SFAS 157 on March 31, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on its fair value measurements or its unaudited interim condensed consolidated financial statements for the three and ten periods ended January 4, 2009. In accordance with FSP FAS 157-2, the Company is currently evaluating the potential impact of applying the provisions of SFAS 157 to its non-financial assets and liabilities beginning in fiscal 2010, including (but not limited to) the valuation of its reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment and other long-term assets when assessing long-lived asset impairment.

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

3.	Inventories

Inventories consist of the following (in thousands):

	January 4,	March 30,
	2009	2008

Food and beverage	$2,774	$2,511
Supplies	4,127	3,966

	$6,901	$6,477

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Fair Value of Investments

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

As of January 4, 2009, the Company has certain available for sale investment securities that are required to be measured at fair value on a recurring basis. The Company determined the fair value of its investment securities available for sale using quoted market prices (Level 1 in the fair value hierarchy).   The fair value of these investments, reflected in the unaudited interim condensed consolidated balance sheet as of January 4, 2009, is $0.6 million. Financial market conditions have been extremely volatile in the second half of calendar year 2008 and valuations have declined as compared to the period ended March 30, 2008, including the Company’s available for sale investments. The Company does not have any other fair value measurements under SFAS 157 as of January 4, 2009.

5.	Long-Term Debt

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

At January 4, 2009, the Company was in compliance with the covenants of the credit agreement with Wachovia.

At January 4, 2009, the Company had $28.6 million outstanding under the amended line of credit facility with Wachovia at an interest rate of 2.2%.  The amount available to be borrowed under the line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $0.5 million at January 4, 2009. Accordingly, at January 4, 2009, the Company has available $20.9 million for borrowing, with an additional $10 million available under certain terms and conditions under the line of credit facility.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

See Note 14, Subsequent Events, for a discussion of the Third Amendment to the line of credit facility, entered into on February 9, 2009.

6.	Income Taxes

The Company files income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, the Company is no longer subject to federal and state income tax examinations for years prior to fiscal year 2006. During the three periods ended January 4, 2009, the Company recognized an income tax benefit of $0.4 million related to the resolution of uncertain tax positions previously recognized upon the adoption of FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). As of January 4, 2009, the Company had $0.3 million of gross unrecognized tax benefits, all of which would impact the tax rate if recognized, and less than $0.1 million accrued for the payment of interest. Of the total unrecognized tax benefits at January 4, 2009, the Company believes it is reasonably possible that this amount could be reduced by $0.1 million in the next twelve months due the expiration of statute of limitations. Unrecognized tax benefits and related interest and penalties are generally classified as other long term liabilities in the accompanying condensed consolidated balance sheets. It is the Company’s continuing policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

7.	(Loss) Earnings Per Share

Basic (loss) earnings per common share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding during each period.  The diluted (loss) earnings per common share computation includes dilutive common share equivalents issued under the Company’s various stock option plans and conversion rights of Series B preferred stock.

The components used in the computation of basic (loss) earnings per share and diluted (loss) earnings per share for each fiscal year are shown below (in thousands):

	Three Periods Ended		Ten Periods Ended
	January 4,	January 6,	January 4,	January 6,
	2009	2008	2009	2008
Net (loss) income, as reported	$(3,969)	$3,171	$194	$9,886
Less: Accretion of issuance costs and
preferred stock dividends	251	250	836	834
(Loss) income for computation of basic (loss)
earnings per common share	(4,220)	2,921	(642)	9,052
Add: Accretion of issuance costs and
preferred stock dividends	-	250	-	834
(Loss) income for computation of diluted
(loss) earnings per common share	$(4,220)	$3,171	$(642)	$9,886

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Periods Ended		Ten Periods Ended
	January 4,	January 6,	January 4,	January 6,
	2009	2008	2009	2008

Weighted average number of common shares
used in basic (loss) earnings per share	15,297	15,252	15,288	15,147
Effect of dilutive securities:
Stock options	-	278	40	387
Series B preferred stock	-	1,600	-	1,600
Weighted average number of common shares
and dilutive potential common stock used in
diluted (loss) earnings per share	15,297	17,130	15,328	17,134

Stock options to purchase approximately 1.6 million shares of common stock were excluded from the calculation of diluted (loss) earnings per share due to their anti-dilutive effect for the three and ten periods ended January 4, 2009. For the three and ten periods ended January 6, 2008, stock options to purchase approximately 0.3 million shares of common stock were excluded from the calculation of diluted (loss) earnings per share due to their anti-dilutive effect.

In accordance with SFAS 128, “Earnings per Share,” convertible preferred stock shall be assumed to have been converted at the beginning of the period and the resulting common shares shall be included in the denominator of diluted EPS. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. Convertible preferred stock is anti-dilutive whenever the amount of the dividend declared in or accumulated for the current period per common share obtainable upon conversion exceeds basic EPS. For the three and ten periods ended January 4, 2009, the dividend declared per common share obtainable upon conversion of the Series B preferred stock exceeds basic EPS.

8.	Stock-Based Compensation

The number of shares of Class A common stock available for grant under the 2007 Equity Incentive Plan is 750,000, of which a maximum of 550,000 may be issued upon the exercise of incentive stock options. As of January 4, 2009, of these amounts, the Company has granted 25,900 shares of restricted Class A common stock and options to purchase 413,400 shares of Class A common stock, leaving 310,700 shares available for future grants.

The Company recorded $0.2 million (approximately $0.1 million, net of tax) and $0.6 million (approximately $0.4 million, net of tax) in stock compensation expense during the three and ten periods ended January 4, 2009, respectively. The Company recorded $0.2 million (approximately $0.1 million, net of tax) and $0.5 million (approximately $0.3 million, net of tax) in stock compensation expense during the three and ten periods ended January 6, 2008, respectively.

Stock Options

Options to purchase 100,000 and 70,000 shares of Class A common stock were granted during the ten periods ended January 4, 2009 and January 6, 2008, respectively, and the following assumptions were used in the Black-Scholes option pricing model used in valuing options granted:

	Fiscal Year
	2009	2008
Risk free interest rate	3.4% - 3.7%	3.4%
Expected term	3 years	3 years
Expected dividend yield	-	-
Expected volatility	51.0% - 65.4%	46.0%

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of stock option activity for the ten periods ended January 4, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at March 30, 2008	1,529,338	$9.90	5.2	$3,612,000
Granted	100,000	4.36
Canceled/Expired	(1,725)	7.84
Exercised	(17,250)	4.43
Outstanding at January 4, 2009	1,610,363	$9.61	4.3	$-
Exercisable at January 4, 2009	1,243,630	$9.76	3.4	$-

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.  For the ten periods ended January 4, 2009 and January 6, 2008, the total intrinsic value of stock options exercised was less than $0.1 million and $4.0 million, respectively.  Proceeds from stock options exercised during the ten periods ended January 4, 2009 and January 6, 2008 totaled less than $0.1 million and $2.6 million, respectively.  Upon the exercise of stock options, shares are issued from new issuances of stock. The tax benefit realized for tax deductions from stock options exercised during the ten periods ended January 4, 2009 and January 6, 2008 totaled less than $0.1 million and $1.3 million, respectively.  As of January 4, 2009, total unrecognized compensation cost related to non-vested share-based compensation totaled $1.0 million and is expected to be recognized over approximately 2.5 years.

Restricted stock

In fiscal 2008, the Company granted 25,900 shares of restricted Class A common stock awards to certain employees, and as of January 4, 2009, none of these awards were vested or forfeited. The grant date fair value of restricted stock awards granted was $10.35 in fiscal year 2008, which was the market price of the underlying shares on the date of grant. As of January 4, 2009, there was $0.2 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over approximately 2.2 years.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On December 19, 2007, the Court dismissed all of the claims against the Company, except for the breach of fiduciary duty and breach of contract claims. On January 25, 2008, the Company filed its Answer and Affirmative Defenses to the Amended Complaint. The parties have completed fact and expert discovery. The Court has set a dispositive motion filing deadline of March 2, 2009, and all parties have indicated they will be filing such motions. On December 22, 2008, the Court entered an order referring the case for a settlement conference, which will take place on March 12, 2009.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

Other Litigation

On May 17, 2007, Benihana Monterey Corporation, a subsidiary of the Company, filed a complaint in the action, Benihana Monterey Corporation v. Nara Benihana Monterey, Inc., et al. The action was commenced against various defendants in connection with a default on a Promissory Note in the amount of $0.4 million signed by one of the Company’s franchisees and a Personal Guaranty signed by the owner of such franchise.  The Company has obtained judgment against the defendant for approximately $0.5 million, including repayment of the $0.4 million Promissory Note, interest and costs. The Company has served the defendant with an order regarding examination of the defendant’s assets and has filed a subpoena requiring the defendant and the defendant’s entities to produce substantial documents.  During fiscal year 2008, the Company recorded a $0.4 million reserve for the estimated portion of the Promissory Note and accrued interest that would not be collectible. On December 4, 2008, the Company entered into a franchise agreement with a third-party for the operation of the Monterey location and, concurrently, entered into an agreement for the sale of the Monterey location’s assets, which had collateralized the Promissory Note. The proceeds from the sale of assets resulted in a partial recovery of approximately $0.4 million of the Promissory Note, accrued interests and costs. The remaining balance of the Promissory Note and accrued interest is not probable of being collected and was written off during the three periods ended January 4, 2009.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.   Restaurant Operating Expenses

Restaurant operating expenses consist of the following (in thousands):

	Three Periods Ended		Ten Periods Ended
	January 4,	January 6,	January 4,	January 6,
	2009	2008	2009	2008

Labor and related costs	$22,595	$23,673	$80,240	$76,460
Restaurant supplies	1,564	1,630	5,543	5,167
Credit card discounts	1,290	1,354	4,428	4,281
Utilities	1,919	1,726	7,118	5,918
Occupancy costs	4,436	4,024	14,659	13,384
Depreciation and amortization	4,138	3,739	13,739	12,477
Other restaurant operating expenses	5,329	5,282	18,184	17,006
Total restaurant operating expenses	$41,271	$41,428	$143,911	$134,693

11.	Impairment Charge

The Company periodically assesses the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company considers a history of consistent and significant negative comparable restaurant sales, declining operating profit, or operating losses to be primary indicators of potential asset impairment, after an individual restaurant location has been operating for two years.

During the three periods ended January 4, 2009, as a result of a prolonged economic downturn and its resulting impact on the Company’s expectation of future cash flows, the Company determined that a change in circumstances had occurred and the carrying value of certain of its property and equipment may not be recoverable. Accordingly, the Company performed an analysis of the carrying value of its property and equipment.

Assets are grouped and evaluated for impairment at the lowest level for which there is identifiable cash flows, primarily at the individual restaurant level.  When indicators of potential impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying restaurant. If a forecast of undiscounted future operating cash flows directly related to the restaurant is less than the carrying amount of the restaurant’s long-lived assets, the carrying amount is compared to fair value.  An impairment loss is measured as the amount by which the carrying amount of the restaurant’s long-lived assets exceeds its fair value, and the charge is taken against results of operations. Fair value is an estimate based on a net present value model, which discounts projected free cash flows at a computed weighted average cost of capital as the discount rate. The projected free cash flows used in calculating estimated fair value involve a significant amount of management judgment and include management’s best estimates of expected future comparable sales and operating performance for each restaurant.

The results of the Company’s analysis indicated that the property and equipment were impaired at five restaurants:  Benihana Tucson, RA Sushi Corona, RA Sushi Glenview, RA Sushi Palm Beach Gardens and Haru Philadelphia. Accordingly, the Company took an impairment charge of $9.6 million ($5.7 million after-tax) to write-down the restaurants’ property and equipment to estimated fair value.

Additionally, the Company reviews goodwill and other indefinite-lived intangible assets annually for impairment during the third quarter, or more frequently if indicators of impairment exist. The goodwill impairment test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist, and the second step must be performed to measure the amount of impairment loss. The Company evaluated goodwill as of the third quarter of fiscal year 2009 at the reporting unit level using an estimation of fair value based upon (1) an analysis of discounted cash flow projections (income approach) and (2) an analysis of cash flows of the reporting unit using market-derived earnings multiples of similar restaurant businesses that were bought and sold within a reasonable time frame to the Company’s evaluation (market approach).  Based on the results of step one of the impairment test, the reporting units’ estimated fair values exceeded their carrying values. No impairment charges to goodwill were recognized.

The Company will continue to monitor events in future periods to determine if additional impairment testing is warranted.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	Segment Reporting

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

The tables below present information about reportable segments (in thousands):

	Three Periods Ended
	January 4, 2009
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$45,994	$13,271	$7,525	$424	$67,214
Impairment charge	1,370	4,675	3,580	-	9,625
Income (loss) from operations	3,810	(4,831)	(3,003)	(2,487)	(6,511)
Capital expenditures, net of insurance proceeds	11,181	1,295	36	-	12,512

	Three Periods Ended
	January 6, 2008
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$51,666	$9,731	$8,042	$375	$69,814
Impairment charge	-	-	-	-	-
Income (loss) from operations	7,032	(345)	664	(2,743)	4,608
Capital expenditures	6,077	2,638	2,506	-	11,221

	Ten Periods Ended
	January 4, 2009
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$156,640	$45,494	$28,156	$1,364	$231,654
Impairment charge	1,370	4,675	3,580	-	9,625
Income (loss) from operations	13,495	(4,301)	(665)	(8,245)	284
Capital expenditures, net of insurance proceeds	29,016	9,532	332	-	38,880

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Ten Periods Ended
	January 6, 2008
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$166,151	$33,287	$25,956	$1,324	$226,718
Impairment charge	-	-	-	-	-
Income (loss) from operations	20,297	746	3,432	(9,453)	15,022
Capital expenditures	25,621	6,530	9,636	-	41,787

13.	401K Plan

The Company adopted the Benihana 401K Plan (“the 401K Plan”) effective June 23, 2008. All eligible employees, as determined in accordance with Internal Revenue Service guidelines, who are at least age twenty-one or older can participate in the 401K Plan upon completion of one year of employment with the Company. The 401K Plan permits employees to elect to contribute a portion of their eligible compensation into the 401K Plan. The Company’s matching contributions under the 401K Plan are discretionary and are calculated as a percentage of eligible employee elective salary deferrals. These matching contributions have a six year graded vesting schedule. For the ten periods ended January 4, 2009, the Company accrued employer matching contributions to the 401K Plan of $0.1 million.

14.	Subsequent Events

Resignation of the Director, Chairman and Chief Executive Officer

On February 9, 2009, Joel A. Schwartz resigned from his positions as Director, Chairman and Chief Executive Officer of the Company, effective February 9, 2009.  In connection with his resignation, Mr. Schwartz’s employment agreement with the Company, dated March 17, 2008, was terminated on a without cause basis.

In connection with Mr. Schwartz’s resignation, the Company entered into an agreement with Mr. Schwartz (the “Schwartz Agreement”) which provides for, among other things, Mr. Schwartz to provide consulting services to the Company for a period of five years in exchange for annual payments from the Company of $17,200.  The Schwartz Agreement also provides for the accelerated vesting of all stock options and restricted stock granted to Mr. Schwartz under the Company’s 2007 Equity Incentive Plan.  In accordance with his employment agreement with the Company, Mr. Schwartz will be paid a severance payment of $0.9 million and a retirement benefit of $2.0 million.  The severance payment will be paid in a lump sum six months after Mr. Schwartz’s resignation and the retirement benefit will be paid in sixty equal monthly installments and the first six such installments shall not be paid until six months after Mr. Schwartz’s resignation.  As provided under his employment agreement, for a period of three years following his resignation, the Company will provide Mr. Schwartz and his wife with continued group medical and dental insurance coverage or payments in lieu thereof.  Mr. Schwartz’s right to receive such payments under his employment agreement is conditioned upon his execution of a general release with respect to the Company. In accordance with his employment agreement, Mr. Schwartz is prohibited from (1) competing with the Company’s business in the United States (or any other area in which the Company conducts substantial business operations) or (2) soliciting, directly or indirectly, any of the Company’s employees, customers or accounts, until the Company’s obligations to make payments under his employment agreement cease.

On February 9, 2009, the Board of Directors of the Company (the “Board”) approved the election of Richard C. Stockinger to Chief Executive Officer of the Company.  Mr. Stockinger, age 50, has served as a member of the Board since November 2007. The Company will employ Mr. Stockinger on an “at will” basis and at a base annual salary of $350,000.  In addition, Mr. Stockinger will be paid a signing bonus equal to two weeks’ base salary.  Mr. Stockinger will also be eligible to participate in the benefits programs which the Company generally makes available to its senior executives.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On February 9, 2009, the Board elected Darwin C. Dornbush to serve as a Class III member of the Board and as Chairman of the Board.  Mr. Dornbush, currently the Company’s Secretary and a member of the Board from 1995 until 2005, is a partner in Dornbush Schaeffer Strongin & Venaglia, LLP, a law firm to which the Company has incurred, in the current fiscal year and in fiscal years 2008, 2007 and 2006, approximately $0.7 million, $0.9 million, $0.8 million and $0.7 million, respectively, in legal fees and expenses.  The Company has paid Mr. Dornbush approximately $0.2 million since the beginning of fiscal year 2008 in exchange for certain consulting services.

Amendment of the line of credit agreement

On February 9, 2009, the Company and Wachovia entered into a Third Amendment to Credit Agreement and Consent (the “Amendment”), which amends the line of credit agreement dated March 15, 2007.  The Amendment eliminated an event of default tied to the status of certain officers of the Company, changed the maturity date under the Credit Agreement to March 15, 2011 and provided the Bank’s consent to an amendment of the Company’s Bylaws to separate the offices of Chairman of the Board and Chief Executive Officer and to establish the office of Vice Chairman of the Board.

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

Total revenues decreased 3.7% in the current three periods ended January 4, 2009, but increased 2.2% in the ten periods ended January 4, 2009. Net income decreased 225.2% and 98.4% in the current three and ten periods ended January 4, 2009, respectively, when compared to the corresponding periods a year ago.  (Loss) earnings per diluted share decreased 247.4% and 106.9% in the current three and ten periods ended January 4, 2009, respectively, when compared to the corresponding periods a year ago. For purposes of calculating diluted (loss) earnings per share, the Company experienced a decrease of 10.7% and 10.5% in the diluted weighted average shares outstanding for the current three and ten periods ended January 4, 2009, respectively, when compared to the corresponding periods a year ago.

Results for the three and ten periods ended January 4, 2009 were adversely impacted by a challenging economic environment, resulting in softer sales trends and increased costs at the restaurant level. In response to the ongoing macroeconomic and industry challenges, the Company is actively managing its controllable expenses and, in an effort to drive traffic, continues to highlight the distinct nature of the guest experience with the new multi-media campaign at its Benihana teppanyaki concept and through a combination of media advertising and local marketing initiatives at its RA Sushi and Haru concepts. Additionally, the Company has opted to postpone the remodeling of two Benihana teppanyaki restaurants, reduce capital expenditures and limit near-term expansion to those development projects for which leases have already been executed.

Results for the three and ten periods ended January 4, 2009 were impacted by a non-cash long-lived asset impairment charge of $9.6 million ($5.7 million after-tax). For further discussion of this adjustment, refer to Note 11, Impairment Charge, of the unaudited interim condensed consolidated financial statements.

Effective February 9, 2009, Joel A. Schwartz resigned from his positions as Director, Chairman and Chief Executive Officer of the Company, and the Board of Directors of the Company approved the election of Richard C. Stockinger to Chief Executive Officer and Darwin C. Dornbush to serve as a Class III member of the Board and as Chairman of the Board. For further discussion, refer to Note 14, Subsequent Events, of the unaudited interim condensed consolidated financial statements.

The following tables reflect changes in restaurant count during the three and ten periods ended January 4, 2009 and January 6, 2008:

	Three Periods Ended
	January 4, 2009
	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	60	21	9	90
Openings	2	1	-	3
Restaurant count, end of period	62	22	9	93

	Three Periods Ended
	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	60	14	7	81
Openings	-	2	2	4
Restaurant count, end of period	60	16	9	85

	Ten Periods Ended
	January 4, 2009

	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	60	18	9	87
Openings	2	4	-	6
Restaurant count, end of period	62	22	9	93

	Ten Periods Ended
	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	59	13	7	79
Openings	2	3	2	7
Closings	(1)	-	-	(1)
Restaurant count, end of period	60	16	9	85

As of January 4, 2009, there were also 20 franchised Benihana teppanyaki restaurants operating in the United States, Latin America and the Caribbean.

REVENUES

Three Periods Ended January 4, 2009 Compared to January 6, 2008:

The following table shows revenues for the three periods ended January 4, 2009 when compared to the same period in the prior fiscal year as well as the related dollar and percentage changes (dollar amounts in thousands):

	Three Periods Ended		Change
	January 4,	January 6,
	2009	2008	$	%

Restaurant sales	$66,790	$69,439	$(2,649)	-3.8%
Franchise fees and royalties	424	375	49	13.1%
Total revenues	$67,214	$69,814	$(2,600)	-3.7%

Components of restaurant revenues consisted of the following (dollar amounts in thousands):

	Three Periods Ended		Change
	January 4,	January 6,
	2009	2008	$	%
Total restaurant sales by concept:
Teppanyaki	$45,994	$51,666	$(5,672)	-11.0%
RA Sushi	13,271	9,731	3,540	36.4%
Haru	7,525	8,042	(517)	-6.4%
Total restaurant sales	$66,790	$69,439	$(2,649)	-3.8%

Comparable restaurant sales by concept:
Teppanyaki	$43,986	$49,361	$(5,375)	-10.9%
RA Sushi	8,844	9,730	(886)	-9.1%
Haru	6,868	8,043	(1,175)	-14.6%
Total comparable restaurant sales	$59,698	$67,134	$(7,436)	-11.1%

The decrease in Benihana teppanyaki comparable sales was primarily the result of a 13.9% decrease in dine-in guest counts offset by an increase of 2.5% in the average per person dine-in guest check at locations opened longer than one year. RA Sushi’s decrease in comparable sales was primarily driven by a 6.4% decrease in dine-in guest counts and a decrease of 3.9% in the average per person dine-in guest check at locations opened longer than one year. Haru’s comparable sales decrease was primarily the result of a 14.9% decrease in dine-in guest counts as well as a 21.7% decrease in take-out sales offset by an increase of 1.8% in the average per person dine-in guest check at locations open longer than one year. The decrease in average per person dine-in guest check at RA Sushi is primarily attributable to an extended lower-priced happy hour menu implemented during the second quarter of 2009, partially offset by a 1% price increase on regular menu items also implemented in the second quarter of 2009. The increase in the average per person dine-in guest check at Haru is primarily due to a 1% price increase effected during the second quarter of 2009.

The Company believes that the decreases experienced in comparable guest counts are reflective of the current economic conditions impacting consumers. Earlier economic concerns were primarily concentrated in certain geographic regions, particularly in the Arizona, Southern California, South Florida and Nevada markets where the Company has 16 out of its 22 RA Sushi restaurants and approximately 30% of its Benihana teppanyaki locations as of January 4, 2009. Recent economic developments, however, have negatively impacted consumers in all areas where the Company operates.

The following table summarizes the changes in restaurant sales between the three periods ended January 4, 2009 and January 6, 2008 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the three periods ended January 6, 2008	$51,666	$9,731	$8,042	$69,439
Decrease in comparable sales	(5,375)	(886)	(1,175)	(7,436)
Increase from new restaurants	736	4,426	658	5,820
Decrease from closed restaurants	(450)	-	-	(450)
Decrease from temporary closures, net	(583)	-	-	(583)
Restaurant sales during the three periods ended January 4, 2009	$45,994	$13,271	$7,525	$66,790

The Company anticipates that sales trends will remain soft for the foreseeable future. Accordingly, depressed sales volumes will continue to impact the operating efficiencies attainable at both the restaurant and corporate levels.

Ten Periods Ended January 4, 2009 Compared to January 6, 2008:

The following table shows revenues for the ten periods ended January 4, 2009 when compared to the same period in the prior fiscal year as well as the related dollar and percentage changes (dollar amounts in thousands):

	Ten Periods Ended		Change
	January 4,	January 6,
	2009	2008	$	%

Restaurant sales	$230,290	$225,394	$4,896	2.2%
Franchise fees and royalties	1,364	1,324	40	3.0%
Total revenues	$231,654	$226,718	$4,936	2.2%

Components of restaurant revenues consisted of the following (dollar amounts in thousands):

	Ten Periods Ended		Change
	January 4,	January 6,
	2009	2008	$	%
Total restaurant sales by concept:
Teppanyaki	$156,640	$166,151	$(9,511)	-5.7%
RA Sushi	45,494	33,287	12,207	36.7%
Haru	28,156	25,956	2,200	8.5%
Total restaurant sales	$230,290	$225,394	$4,896	2.2%

Comparable restaurant sales by concept:
Teppanyaki	$145,798	$155,606	$(9,808)	-6.3%
RA Sushi	29,960	33,208	(3,248)	-9.8%
Haru	23,382	25,957	(2,575)	-9.9%
Total comparable restaurant sales	$199,140	$214,771	$(15,631)	-7.3%

The decrease in Benihana teppanyaki comparable sales was primarily the result of a 7.7% decrease in dine-in guest counts offset by an increase of 1.2% in the average per person dine-in guest check at locations opened longer than one year. RA Sushi’s decrease in comparable sales was primarily driven by a 9.7% decrease in dine-in guest counts as well as a decrease of 0.8% in the average per person dine-in guest check at locations opened longer than one year. Haru’s comparable sales decrease was primarily the result of a 12.6% decrease in dine-in guest counts as well as a 19.1% decrease in takeout sales offset by an increase of 4.7% in the average per person dine-in guest check at locations open longer than one year. The increase in the average per person dine-in guest check at Haru is primarily due to a 1% price increase effected during the second quarter of 2009.

The Company believes that the decreases experienced in comparable guest counts are reflective of the current economic conditions impacting consumers. Earlier economic concerns were primarily concentrated in certain geographic regions, particularly in the Arizona, Southern California, South Florida and Nevada markets where the Company has 16 out of its 22 RA Sushi restaurants and approximately 30% of its Benihana teppanyaki locations as of January 4, 2009. Recent economic developments, however, have negatively impacted consumers in all areas where the Company operates.

The following table summarizes the changes in restaurant sales between the ten periods ended January 4, 2009 and January 6, 2008 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the ten periods ended January 6, 2008	$166,151	$33,287	$25,956	$225,394
Decrease in comparable sales	(9,808)	(3,248)	(2,575)	(15,631)
Increase from new restaurants	3,872	15,455	4,775	24,102
Decrease from closed restaurants	(1,756)	-	-	(1,756)
Decrease from temporary closures, net	(1,819)	-	-	(1,819)
Restaurant sales during the ten periods ended January 4, 2009	$156,640	$45,494	$28,156	$230,290

The Company anticipates that sales trends will remain soft for the foreseeable future. Accordingly, depressed sales volumes will continue to impact the operating efficiencies attainable at both the restaurant and corporate levels.

COSTS AND EXPENSES

Three Periods Ended January 4, 2009 Compared to January 6, 2008:

The following table summarizes costs and expenses by concept, as well as consolidated, for the three periods ended January 4, 2009 and January 6, 2008 (in thousands):

	Three Periods Ended
	January 4, 2009

	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Cost of food and beverage sales	$10,880	$3,447	$1,698	$-	$16,025
Restaurant operating expenses	27,745	8,642	4,884	-	41,271
Restaurant opening costs	395	360	-	-	755
Marketing, general and administrative expenses	1,794	978	366	2,911	6,049
Impairment charge	1,370	4,675	3,580	-	9,625
Total operating expenses	$42,184	$18,102	$10,528	$2,911	$73,725

	Three Periods Ended
	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Cost of food and beverage sales	$12,163	$2,382	$1,798	$-	$16,343
Restaurant operating expenses	30,459	6,054	4,915	-	41,428
Restaurant opening costs	196	713	318	-	1,227
Marketing, general and administrative expenses	1,816	927	347	3,118	6,208
Impairment charge	-	-	-	-	-
Total operating expenses	$44,634	$10,076	$7,378	$3,118	$65,206

BENIHANA INC. AND SUBSIDIARIES

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as consolidated, for the three periods ended January 4, 2009 and January 6, 2008:

	Three Periods Ended
	January 4, 2009

	Teppanyaki	RA Sushi	Haru	Consolidated

Cost of food and beverage sales	23.7%	26.0%	22.6%	24.0%
Restaurant operating expenses	60.3%	65.1%	64.9%	61.8%
Restaurant opening costs	0.9%	2.7%	0.0%	1.1%
Marketing, general and administrative expenses	3.9%	7.4%	4.9%	9.1%
Impairment charge	3.0%	35.2%	47.6%	14.4%
Total operating expenses	91.7%	136.4%	139.9%	110.4%

	Three Periods Ended
	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Consolidated

Cost of food and beverage sales	23.5%	24.5%	22.4%	23.5%
Restaurant operating expenses	59.0%	62.2%	61.1%	59.7%
Restaurant opening costs	0.4%	7.3%	4.0%	1.8%
Marketing, general and administrative expenses	3.5%	9.5%	4.3%	8.9%
Impairment charge	0.0%	0.0%	0.0%	0.0%
Total operating expenses	86.4%	103.5%	91.7%	93.9%

Cost of food and beverage sales

The cost of food and beverage sales for the current three periods decreased in dollar amount but increased when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago. Cost of food and beverage sales, which is generally variable with sales, decreased in dollar amount with the net decrease in restaurant sales. The increase, when expressed as a percentage of sales, during the current three periods, is generally attributable to higher year over year commodity costs along with a lower-priced extended happy hour menu implemented during the second quarter of 2009 at the Company’s RA Sushi locations. This increase was partially offset by a 1% menu price increase taken at the Company’s RA Sushi and Haru locations during the second quarter of 2009. While the Company has not been able to increase menu prices sufficiently to fully offset commodity cost increases experienced during fiscal 2009 to date, the Company expects certain of these pressures to ease beginning in the fourth fiscal quarter of the current year. The Company has been able to renew certain commodity purchase agreements at terms more favorable than those in place during the current three periods.

Restaurant operating expenses

Restaurant operating expenses decreased in dollar amount but increased when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago. The slight decrease in absolute amount is primarily due to decreased labor costs as a result of decreasing sales offset by an increase in absolute amount due to the addition of new restaurant units between periods. The increase, when expressed as a percentage of sales, is a result of increased utilities, operating inefficiencies associated with decreasing comparable sales in the current period at mature restaurants, specifically as it relates to fixed costs, including occupancy and depreciation expense, and inefficiencies associated with the opening of two new Benihana teppanyaki restaurants and one new RA Sushi restaurant.

The Company recognized additional depreciation expense totaling $0.3 million during the three periods ended January 6, 2008, which resulted from reevaluating the remaining useful lives of assets at Benihana teppanyaki restaurants to be renovated as part of the Company’s rejuvenation program. No similar charges were recognized during the three periods ended January 4, 2009. During the three periods ended January 4, 2009 and January 6, 2008, the Company incurred $0.2 million in ongoing expenses at Benihana teppanyaki restaurants temporarily closed for remodeling.

Restaurant opening costs

Restaurant opening costs in the three periods ended January 4, 2009 decreased in dollar amount and as a percentage of sales when compared to the prior year corresponding period. The decrease in the current period when compared to the equivalent period a year ago is due to the timing of store openings.

Marketing, general and administrative costs

Marketing, general and administrative costs decreased in dollar amount but increased when expressed as a percentage of sales in the three periods ended January 4, 2009, as compared to the prior year corresponding period. The decrease in absolute amount is primarily due to the recovery of approximately $0.4 million during the three periods ended January 4, 2009 related to a promissory note due from one of the Company’s franchisees, which was previously deemed uncollectible. The increase, when expressed as a percentage of sales, is directly related to the decrease in sales during the current three periods.

On February 9, 2009, Joel A. Schwartz resigned from his positions as Director, Chairman and Chief Executive Officer of the Company.  In accordance with his employment agreement with the Company, Mr. Schwartz will be paid a severance payment of $0.9 million and a retirement benefit of $2.0 million. The Company will also incur additional compensation expense for the acceleration of the vesting of all stock options and restricted stock granted to Mr. Schwartz under the Company’s 2007 Equity Incentive Plan.  The severance payment will be paid in a lump sum six months after Mr. Schwartz’s resignation and the retirement benefit will be paid in sixty equal monthly installments and the first six such installments shall not be paid until six months after Mr. Schwartz’s resignation.  As provided under his employment agreement, for a period of three years following his resignation, the Company will provide Mr. Schwartz and his wife with continued group medical and dental insurance coverage or payments in lieu thereof. Accordingly, the Company will recognize a charge totaling approximately $3.2 million during the fourth quarter of fiscal 2009.

Impairment charge

During the three periods ended January 4, 2009, as a result of a prolonged economic downturn and its resulting impact on the Company’s expectation of future cash flows, the Company determined that a change in circumstances had occurred and the carrying value of its property and equipment may not be recoverable. As a result, the Company performed an analysis of the carrying value of certain of its property and equipment. As further discussed in Note 11, Impairment Charge, of the unaudited interim condensed consolidated financial statements, during the three periods ended January 4, 2009, the Company recorded an impairment charge of $9.6 million ($5.7 million after-tax) related to the write-down of property and equipment to estimated fair value at five restaurants.

Additionally, the Company reviews goodwill and other indefinite-lived intangible assets annually for impairment during the third quarter, or more frequently if indicators of impairment exist. The goodwill impairment test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The Company evaluated goodwill as of the third quarter of fiscal year 2009 at the reporting unit level using an estimation of fair value based upon (1) an analysis of discounted cash flow projections (income approach) and (2) an analysis of cash flows of the reporting unit using market-derived earnings multiples of similar restaurant businesses that were bought and sold within a reasonable time frame to the Company’s evaluation (market approach).  Based on the results of step one of the impairment test, the reporting units’ estimated fair values exceeded their carrying values. No impairment charges to goodwill were recognized.

The Company will continue to monitor events in future periods to determine if additional impairment testing is warranted.

Interest (expense) income, net

Interest expense increased in the three periods ended January 4, 2009 when compared to the prior year corresponding period as the Company continued to draw on the line of credit to finance its expansion and renovation programs. Interest income decreased in the three periods ended January 4, 2009 when compared to the corresponding period in prior year and is expected to decrease in the future as the Company is in a net borrowing position.

Income tax provision

The Company’s effective income tax rate was 40.2% and 33.3% for the three periods ended January 4, 2009 and January 6, 2008, respectively. During the three periods ended January 4, 2009, the Company’s effective income tax rate was impacted by the resolution of uncertain tax positions totaling $0.4 million, which were previously recognized upon the adoption of FIN 48, as well as increasing tax credits with decreasing taxable income.

Ten Periods Ended January 4, 2009 Compared to January 6, 2008:

The following table summarizes costs and expenses by concept, as well as consolidated, for the ten periods ended January 4, 2009 and January 6, 2008 (in thousands):

	Ten Periods Ended
	January 4, 2009

	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Cost of food and beverage sales	$37,455	$11,606	$6,463	$-	$55,524
Restaurant operating expenses	97,584	28,905	17,422	-	143,911
Restaurant opening costs	498	1,240	-	-	1,738
Marketing, general and administrative expenses	6,238	3,369	1,356	9,609	20,572
Impairment charge	1,370	4,675	3,580	-	9,625
Total operating expenses	$143,145	$49,795	$28,821	$9,609	$231,370

	Ten Periods Ended
	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Cost of food and beverage sales	$39,065	$8,187	$5,789	$-	$53,041
Restaurant operating expenses	100,074	19,820	14,799	-	134,693
Restaurant opening costs	667	1,273	748	-	2,688
Marketing, general and administrative expenses	6,048	3,261	1,188	10,777	21,274
Impairment charge	-	-	-	-	-
Total operating expenses	$145,854	$32,541	$22,524	$10,777	$211,696

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as consolidated, for the ten periods ended January 4, 2009 and January 6, 2008:

	Ten Periods Ended
	January 4, 2009

	Teppanyaki	RA Sushi	Haru	Consolidated

Cost of food and beverage sales	23.9%	25.5%	23.0%	24.1%
Restaurant operating expenses	62.3%	63.5%	61.9%	62.5%
Restaurant opening costs	0.3%	2.7%	0.0%	0.8%
Marketing, general and administrative expenses	4.0%	7.4%	4.8%	8.9%
Impairment charge	0.9%	10.3%	12.7%	4.2%
Total operating expenses	91.4%	109.5%	102.4%	100.5%

	Ten Periods Ended
	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Consolidated

Cost of food and beverage sales	23.5%	24.6%	22.3%	23.5%
Restaurant operating expenses	60.2%	59.5%	57.0%	59.8%
Restaurant opening costs	0.4%	3.8%	2.9%	1.2%
Marketing, general and administrative expenses	3.6%	9.8%	4.6%	9.4%
Impairment charge	0.0%	0.0%	0.0%	0.0%
Total operating expenses	87.8%	97.8%	86.8%	93.9%

Cost of food and beverage sales

The cost of food and beverage sales increased in the current ten periods in dollar amount and when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago. Cost of food and beverage sales, which is generally variable with sales, increased with the net increase in restaurant sales and due to increased commodity prices during the current fiscal year. The increase, when expressed as a percentage of sales, during the current ten periods is primarily attributable to the increase in commodity prices as well as a lower-price extended happy hour menu implemented during the second quarter of 2009 at the Company’s RA Sushi locations. This increase was partially offset by a 1% menu price increase at the Company’s RA Sushi and Haru locations during the second quarter of 2009. While the Company has not been able to increase menu prices sufficiently to fully offset commodity cost increases experienced during fiscal 2009 to date, the Company expects certain of these pressures to ease beginning in the fourth fiscal quarter of the current year. The Company has been able to renew certain commodity purchase agreements at terms more favorable than those in place during the current ten periods.

Restaurant operating expenses

Restaurant operating expenses increased in dollar amount and when expressed as a percentage of restaurant sales when compared to the corresponding period a year ago. The increase in absolute amount is primarily due to the increase in number of restaurant units experienced between periods. The increase, when expressed as a percentage of sales, is a result of operating inefficiencies associated with decreasing comparable sales in the current period at mature restaurants, specifically as it relates to labor, utilities and fixed costs including occupancy and depreciation expense, as well as the opening of two new Benihana teppanyaki restaurants and four new RA Sushi restaurants. Offsetting the increase in restaurant operating expenses during the ten periods ended January 4, 2009 is $0.5 million in business interruption insurance proceeds, which were received and recognized during the period. The business interruption proceeds relate to the Benihana teppanyaki restaurant located in Memphis, TN that was damaged by fire in February 2008. No similar proceeds were recognized during the prior fiscal year.

The Company recognized additional depreciation expense totaling $0.4 million and $2.1 million during the ten periods ended January 4, 2009 and January 6, 2008, respectively, which resulted from reevaluating the remaining useful lives of assets at Benihana teppanyaki restaurants to be renovated as part of the Company’s rejuvenation program. During the ten periods ended January 4, 2009 and January 6, 2008, the Company incurred $1.0 million and $1.4 million, respectively, in ongoing expenses at Benihana teppanyaki restaurants temporarily closed for remodeling.

Restaurant opening costs

Restaurant opening costs in the ten periods ended January 4, 2009 decreased in dollar amount and as a percentage of sales as compared to the prior year corresponding period.  The decrease in the current period when compared to the equivalent period a year ago is due to the timing of store openings.

Marketing, general and administrative costs

Marketing, general and administrative costs decreased in dollar amount and when expressed as a percentage of sales in the ten periods ended January 4, 2009 as compared to the prior year corresponding period. The decrease in absolute amount is primarily due to the recovery of approximately $0.4 million during the three periods ended January 4, 2009 related to a promissory note due from one of the Company’s franchisees, which was previously deemed uncollectible.

On February 9, 2009, Joel A. Schwartz resigned from his positions as Director, Chairman and Chief Executive Officer of the Company.  In accordance with his employment agreement with the Company, Mr. Schwartz will be paid a severance payment of $0.9 million and a retirement benefit of $2.0 million.  The Company will also incur additional compensation expense for the acceleration of the vesting of all stock options and restricted stock granted to Mr. Schwartz under the Company’s 2007 Equity Incentive Plan. The severance payment will be paid in a lump sum six months after Mr. Schwartz’s resignation and the retirement benefit will be paid in sixty equal monthly installments and the first six such installments shall not be paid until six months after Mr. Schwartz’s resignation.  As provided under his employment agreement, for a period of three years following his resignation, the Company will provide Mr. Schwartz and his wife with continued group medical and dental insurance coverage or payments in lieu thereof. Accordingly, the Company will recognize a charge totaling approximately $3.2 million during the fourth quarter of fiscal 2009.

Impairment charge

During the three periods ended January 4, 2009, as a result of a prolonged economic downturn and its resulting impact on the Company’s expectation of future cash flows, the Company determined that a change in circumstances had occurred and the carrying value of its property and equipment may not be recoverable. As a result, the Company performed an analysis of the carrying value of certain of its property and equipment. As further discussed in Note 11, Impairment Charge, of the unaudited interim condensed consolidated financial statements, during the three periods ended January 4, 2009, the Company recorded an impairment charge of $9.6 million ($5.7 million after-tax) related to the write-down of property and equipment to estimated fair value at five restaurants.

Additionally, the Company reviews goodwill and other indefinite-lived intangible assets annually for impairment during the third quarter, or more frequently if indicators of impairment exist. The goodwill impairment test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The Company evaluated goodwill as of the third quarter of fiscal year 2009 at the reporting unit level using an estimation of fair value based upon (1) an analysis of discounted cash flow projections (income approach) and (2) an analysis of cash flows of the reporting unit using market-derived earnings multiples of similar restaurant businesses that were bought and sold within a reasonable time frame to the Company’s evaluation (market approach). Based on the results of step one of the impairment test, the reporting units’ estimated fair values exceeded their carrying values. No impairment charges to goodwill were recognized.

The Company will continue to monitor events in future periods to determine if additional impairment testing is warranted.

Interest (expense) income, net

Interest expense increased in the ten periods ended January 4, 2009 when compared to the prior year corresponding period as the Company continued to draw on the line of credit to finance the expansion and renovation programs. Interest income decreased in the ten periods ended January 4, 2009 when compared to the corresponding period in prior year and is expected to decrease in the future as the Company is in a net borrowing position.

Income tax provision

The Company’s effective income tax rate was 185.5% and 35.3% for the ten periods ended January 4, 2009 and January 6, 2008, respectively. During the ten periods ended January 4, 2009, the Company’s effective income tax rate was impacted by the resolution of uncertain tax positions totaling $0.4 million, which were previously recognized upon the adoption of FIN 48, as well as increasing tax credits with decreasing taxable income.

FINANCIAL RESOURCES

At January 4, 2009, the Company has available up to $60 million from Wachovia Bank, National Association (“Wachovia”) under the terms of a line of credit entered on March 15, 2007 and the Second Amendment to the line of credit facility (“the Amendment”) entered into on November 19, 2008. The amended line of credit facility allows the Company to borrow up to $60 million through March 15, 2012, provided that $10 million of such commitment is subject to Wachovia’s successfully syndicating a portion of the loan or the Company attaining a leverage ratio of less than 3.5 to 1.0 for two consecutive fiscal quarters, and is secured by the assets of the Company. The Amendment also permits the Company to further increase the commitment under the credit agreement up to an additional $15 million, subject to certain terms and conditions. There are no scheduled payments prior to maturity; however, the Company may prepay outstanding borrowings prior to that date. The Amendment provides for a commitment fee of 0.3% on the unused portion of the loan commitment. Interest rates payable under the amended credit agreement vary depending on the Company’s leverage ratio and range from 1.25% to 3.50% above the applicable LIBOR rate or, at the Company’s option, from 0.0% to 2.0% above the applicable interest rate. For an interim period, the Amendment both decreases the fixed charge coverage ratio and increases the leverage ratio, which the Company is required to maintain under the credit agreement. At January 4, 2009, the Company was in compliance with the covenants of the credit agreement with Wachovia.

At January 4, 2009, the Company had $28.6 million outstanding under the amended line of credit facility with Wachovia at an interest rate of 2.2%; borrowings from which were used to fund capital expenditures in connection with its expansion program.  The amount available to be borrowed under the line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $0.5 million at January 4, 2009. Accordingly, at January 4, 2009, the Company has available $20.9 million for borrowing, with an additional $10 million available under certain terms and conditions under the line of credit facility.

The Company believes that, under the terms of the amended credit facility, it has sufficient capital available to execute its expansion plans, along with the flexibility necessary to operate in the current economic environment. The Company’s liquidity and capital resource strategies are focused on managing capital to maintain compliance with the financial ratios contained in the amended line of credit agreement with Wachovia. To the extent that in the future the Company believes that it will be unable to comply with the covenants contained in the amended line of credit agreement, it will seek an amendment or waiver of its amended line of credit agreement, which could increase the cost of debt.  If the Company was unable to obtain a waiver or amendment, the failure to satisfy these ratios would result in a default under its line of credit agreement and could permit acceleration of all of its indebtedness.

On February 9, 2009, the Company and Wachovia entered into a Third Amendment to Credit Agreement and Consent (the “Amendment”), which amends the line of credit agreement dated March 15, 2007.  The Amendment eliminated an event of default tied to the status of certain officers of the Company, changed the maturity date under the Credit Agreement to March 15, 2011 and provided the Bank’s consent to an amendment of the Company’s Bylaws to separate the offices of Chairman of the Board and Chief Executive Officer and to establish the office of Vice Chairman of the Board.

The Company has entered into non-cancellable supply agreements for the purchase of beef and certain seafood items, in the normal course of business, at fixed prices for periods up to twelve months.  These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance such items.  As a result, many restaurant businesses, including the Company, operate with negative working capital. During the ten periods ended January 4, 2009, working capital deficit has increased by $8.9 million. This trend is reflective of the Company’s ongoing expansion, which has resulted in decreased cash and cash equivalents as well as increased liabilities associated with capital expenditures.

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

	Ten Periods Ended
	January 4,	January 6,
	2009	2008

Net cash provided by operating activities	$28,427	$25,147
Net cash used in investing activities	(38,590)	(41,772)
Net cash provided by financing activities	10,376	10,129
Net increase (decrease) in cash and cash equivalents	$213	$(6,496)

The Company implemented a design initiative to develop a prototype Benihana teppanyaki restaurant to improve the unit-level economics while shortening construction time and improving decor. To date, the Company has opened seven new locations using this design.  Under a renovation program commenced during 2005, the Company is also using many of the design elements of the new prototype to refurbish the Company’s mature Benihana teppanyaki restaurant units. The Memphis location, which was previously destroyed by fire, was rebuilt using the prototype design as well.

During fiscal 2006, management made a strategic decision to accelerate the renovation and revitalization program, by transforming a planned 24 mature Benihana teppanyaki units in order to opportunistically build a stronger foundation for its core brand amid a growing American appetite for Asian cuisine. Given the current economic environment, the Company has opted to postpone the remodeling of the last two Benihana teppanyaki restaurants and reduce capital expenditures. The two postponed units will be refurbished at a later time under the Company’s normal maintenance program. During the current quarter, the Company completed its renovation program with the renovation of an aggregate 22 of its mature Benihana teppanyaki restaurants, using many of the design elements of the new prototype Benihana teppanyaki restaurant.

Renovations required on average, between $2.0 million and $2.3 million in capital expenditures per unit. The cost to remodel each unit was directly dependent on the scope of work to be performed at each location. The scope of work could be impacted by the age of the location, current condition of the location as well as local permitting requirements. The renovation of the older Benihana teppanyaki units was necessary to ensure the continued relevance of the Benihana brand and will enhance the Company’s leadership position as the premier choice for Japanese-style dining.

Other future capital requirements depend on numerous factors, including market acceptance of products, the timing and rate of expansion of the business, acquisitions and other factors.  The Company has experienced increases in its expenditures commensurate with growth in its operations. The Company has, however, limited near-term expansion to those development projects for which leases have already been executed. As of January 30, 2009, the Company had ten restaurants under development, consisting of five Benihana teppanyaki restaurants and five RA Sushi restaurants.

In addition to investments in new restaurant units, the Company will use its capital resources to settle the outstanding liability incurred when the Minority Stockholders exercised their put option in Haru Holding Corp. on July 1, 2005. The Company believes that the proper application of the put option price formula would result in a payment to the former Minority Stockholders of approximately $3.7 million.  The Company has offered to pay such amount to the former Minority Stockholders and recorded a $3.7 million liability with respect thereto.  As further discussed in Part II. Item 1, Legal Proceedings, the former Minority Stockholders of Haru Holding Corp. (“Haru”) are seeking an award of $10.7 million in respect of the exercise of the put option on their remaining 20% interest in Haru.  The Company believes that it has correctly calculated the put option price at $3.7 million.  However, there can be no assurance as to the outcome of this litigation.

As further discussed in Note 14, Subsequent Events, of the unaudited interim condensed consolidated financial statements, the Company will use its capital resources to fund the cash obligation of $2.9 million in connection with the resignation of Joel A. Schwartz from his positions as Director, Chairman and Chief Executive Officer of the Company.

Management believes that the Company’s cash from operations and the funds available under its credit facility will provide sufficient capital to fund operations, commitments and contingencies and restaurant expansion for at least the next twelve months.

Operating Activities

Net cash provided by operating activities totaled $28.4 million and $25.1 million for the ten periods ended January 4, 2009 and January 6, 2008, respectively. The increase resulted primarily from an increase in the working capital deficit during the current ten periods when compared to the comparable ten periods a year ago.

Investing Activities

Capital expenditures were $40.8 and $41.8 million for the ten periods ended January 4, 2009 and January 6, 2008, respectively. Full-year fiscal 2009 capital expenditures are expected to decrease as compared to full-year fiscal 2008 in response to the current macroeconomic conditions where the Company has opted to reduce capital expenditures and has limited near-term expansion to those development projects for which leases have already been executed.

During the ten periods ended January 4, 2009, the Company received $1.9 million in insurance proceeds related to the Benihana teppanyaki restaurant located in Memphis, TN that was damaged by fire, which proceeds were used to rebuild the restaurant. The Memphis, TN location re-opened on January 21, 2009.

During the ten periods ended January 4, 2009, the Company entered into a franchise agreement with a third-party for the operation of the Monterey location and, concurrently, entered into an agreement for the sale of the Monterey location’s assets, which had collateralized the promissory note. The proceeds from the sale of assets resulted in a partial recovery of approximately $0.4 million of the promissory note, accrued interests and costs owed by the prior franchisee. Refer to Note 9, Commitments and Contingencies, in the notes to the unaudited interim condensed consolidated financial statements for further discussion.

Financing Activities

The Company began drawing on its line of credit in fiscal year 2008.  Additionally, the Company expects to continue to draw on the line of credit in the near future, as a result of planned development. Refer to “Financial Resources” above for a discussion of the amended terms of the Company’s line of credit facility. During the ten periods ended January 4, 2009, the Company borrowed $84.5 million under the credit facility and made $73.3 million in payments. During the ten periods ended January 6, 2008, the Company borrowed $41.9 million under the credit facility and made $35.0 million in payments.

During the ten periods ended January 4, 2009, the Company entered into a Second Amendment to the line of credit facility, and the Company incurred $0.1 million in debt issuance costs in connection with the amendment.

During the ten periods ended January 4, 2009, proceeds from stock option exercises totaled less than $0.1 million, and during the ten periods ended January 6, 2008, proceeds from stock option exercises totaled $2.6 million.

During the ten periods ended January 4, 2009 and January 6, 2008, the Company paid $0.8 million and $0.7 million, respectively, in dividends on the Series B preferred stock.

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

There were no significant changes to the Company’s accounting policies during the ten periods ended January 4, 2009.

Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there is identifiable cash flows, primarily at the individual restaurant level.  When indicators of potential impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and estimated future undiscounted cash flows of the underlying restaurant. If a forecast of undiscounted future operating cash flows directly related to the restaurant is less than the carrying amount of the restaurant’s long-lived assets, the carrying amount is compared to fair value.  An impairment loss is measured as the amount by which the carrying amount of the restaurant’s long-lived assets exceeds its fair value, and the charge is taken against results of operations. Fair value is an estimate based on a net present value model, which discounts projected free cash flows at a computed weighted average cost of capital as the discount rate. The projected free cash flows used in calculating estimated fair value involve a significant amount of management judgment and include management’s best estimates of expected future comparable sales and operating performance for each restaurant.

The Company’s evaluation of its long-lived assets at January 4, 2009 indicated an impairment of $9.6 million ($5.7 million after-tax). The Company will continue to monitor events in future periods to determine if additional impairment testing is warranted.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain risks of increasing interest rates and commodity prices.  The interest on the Company’s indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate.  The Company may protect itself from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels.  The Company has a policy not to use derivative agreements for trading purposes.  The Company has no derivative agreements as of January 4, 2009.

The Company had $28.6 million of borrowings outstanding under its line of credit facility at January 4, 2009. Based on the amounts outstanding as of January 4, 2009, a 100 basis point change in interest rates would result in an approximate change to interest expense of approximately $0.3 million.

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

Changes in Internal Control over Financial Reporting

During fiscal 2009, the Company began designing and implementing a new enterprise resource planning (“ERP”) system and certain supply chain modules to integrate and improve the financial and operational aspects of its business.   On November 11, 2008, the Company transitioned its financial accounting and reporting processes to the new ERP system as part of a phased implementation plan. The implementation of this new ERP system involved changes to the Company’s procedures for internal control over financial reporting. The Company followed a detailed implementation plan that required significant pre-implementation planning, design and testing. The Company has also conducted and will continue to conduct extensive post-implementation review to ensure that the internal controls over financial reporting are properly designed.

With the exception of the implementation of the new ERP system discussed above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 19, 2007, the Court dismissed all of the claims against the Company, except for the breach of fiduciary duty and breach of contract claims. On January 25, 2008, the Company filed its Answer and Affirmative Defenses to the Amended Complaint. The parties have completed fact and expert discovery. The Court has set a dispositive motion filing deadline of March 2, 2009, and all parties have indicated they will be filing such motions. On December 22, 2008, the Court entered an order referring the case for a settlement conference, which will take place on March 12, 2009.

The Company believes that it has correctly calculated the put option price and that the claims of the former Minority Stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

Other Litigation

On May 17, 2007, Benihana Monterey Corporation, a subsidiary of the Company, filed a complaint in the action, Benihana Monterey Corporation v. Nara Benihana Monterey, Inc., et al. The action was commenced against various defendants in connection with a default on a Promissory Note in the amount of $0.4 million signed by one of the Company’s franchisees and a Personal Guaranty signed by the owner of such franchise.  The Company has obtained judgment against the defendant for approximately $0.5 million, including repayment of the $0.4 million Promissory Note, interest and costs. The Company has served the defendant with an order regarding examination of the defendant’s assets and has filed a subpoena requiring the defendant and the defendant’s entities to produce substantial documents.  During fiscal year 2008, the Company recorded a $0.4 million reserve for the estimated portion of the Promissory Note and accrued interest that would not be collectible. On December 4, 2008, the Company entered into a franchise agreement with a third-party for the operation of the Monterey location and, concurrently, entered into an agreement for the sale of the Monterey location’s assets, which had collateralized the Promissory Note. The proceeds from the sale of assets resulted in a partial recovery of approximately $0.4 million of the Promissory Note, accrued interests and costs. The remaining balance of the Promissory Note and accrued interest is not probable of being collected and was written off during the three periods ended January 4, 2009.

The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business, which the Company does not believe will materially impact results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008, which could materially affect the Company’s business, financial condition or future results.  Except for the risk factors set forth below, there have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2008.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition and/or operating results.

The recent general economic conditions and the disruptions in the financial markets may adversely impact consumer spending patterns and the availability and cost of credit.

The disruptions in the financial markets have had an adverse effect on the economy, which may negatively impact consumer spending patterns. A decrease in discretionary spending due to decreases in consumer confidence in the economy could impact the frequency with which customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing revenues or adversely impacting the Company’s operating results. The continuing adverse impact of decreasing revenues and operating results may also impact the Company’s ability to comply with covenants contained in its credit agreement. The disruptions in the financial markets and continuing economic downturn may adversely impact the availability of credit already arranged and the availability and cost of credit in the future. There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase the availability of credit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of shareholders held on October 23, 3008, the holders of the Company’s Common Stock, along with the holders of the Series B Preferred Stock, voted to elect two Class I Directors for a term of three years, and the holders of the Company’s Class A Common Stock voted to elect one Class I Director for a term of three years.  Additionally, all stockholders voted to approve the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm. Results of the voting were as follows:

Class I Common Stock Nominees	For	Withheld
J. Ronald Castell	4,241,318	2,719,387
Taka Yoshimoto	4,619,151	2,341,554

Class I Class A Stock Nominee	For	Withheld
Joseph J. West	8,743,425	240,587

Accordingly, the following directors were elected at the meeting:

J. Ronald Castell, Joseph J. West and Taka Yoshimoto

Other Directors whose term of office continued after the meeting are set forth below:

John E. Abdo, Norman Becker, Lewis Jaffe, Joel A. Schwartz, Richard Stockinger and Robert B. Sturges

On February 9, 2009, Joel A. Schwartz resigned from his positions as Director, Chairman and Chief Executive Officer of the Company, and the Board of Directors of the Company approved the election of Richard C. Stockinger to Chief Executive Officer and Darwin C. Dornbush to serve as a Class III member of the Board and as Chairman of the Board. For further discussion, refer to Note 14, Subsequent Events, of the unaudited interim condensed consolidated financial statements.

Ratification for the appointment of Deloitte & Touche LLP, as the Company’s independent registered public accounting firm, was achieved with the following voting results:

	For	Against	Abstain	Broker Non-Vote
Total votes	7,838,860	20,636	408	–

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10.35 –	Amended and Restated Employment Agreement dated March 31, 2008 between Juan C. Garcia and the Company.

Exhibit 10.36 –	Amended and Restated Employment Agreement dated March 31, 2008 between Jose I. Ortega and the Company.

Exhibit 10.37 –	Amended and Restated Employment Agreement dated March 31, 2008 between Taka Yoshimoto and the Company.

Exhibit 31.1 –	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 –	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 –	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 –	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benihana Inc.
(Registrant)

Date: February 18, 2009	/s/ Jose I. Ortega
Jose I. Ortega
Vice President - Finance and
Chief Financial Officer