Form 10-Q/A
period 2009-01-04
BENIHANA INC
filed 2009-06-26
CIK 935226

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

Restatement

Benihana Inc. (the "Company") is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 4, 2009, initially filed with the Securities and Exchange Commission (the "SEC") on February 13, 2009 (the "original filing") to reflect restatements of the condensed consolidated financial statements as of and for the three and ten periods ended January 4, 2009 and the notes related thereto. For a more detailed description of these restatements, see Note 2, Restatement of Previously Issued Financial Statements to the accompanying unaudited interim condensed consolidated financial statements contained in this Form 10-Q/A. Part I, Item 2, Managements's Discussion and Analysis of Financial Condition and Part I, Item 4, Controls and Procedures have also been amended to reflect the effects of the restatement.

For the convenience of the reader, this Form 10-Q/A sets forth the original filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I and Item 6 of Part II of the original filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE AND TEN PERIODS ENDED JANUARY 4, 2009 AND JANUARY 6, 2008

TABLE OF CONTENTS
			PAGE
PART I –	FINANCIAL INFORMATION

	Item 1.	Financial Statements – unaudited

		Condensed Consolidated Balance Sheets (unaudited) at January 4, 2009 (Restated) and March 30, 2008	2

		Condensed Consolidated Statements of (Loss) Income (unaudited) for the Three and Ten Periods Ended January 4, 2009 (Restated) and January 6, 2008	3

		Condensed Consolidated Statement of Stockholders' Equity (unaudited) for the Ten Periods Ended January 4, 2009 (Restated)	4

		Condensed Consolidated Statements of Cash Flows (unaudited) for the Ten Periods Ended January 4, 2009 (Restated) and January 6, 2008	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 17

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 33

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

	Item 4.	Controls and Procedures	34

PART II –	OTHER INFORMATION

	Item 1.	Legal Proceedings	34 - 35

	Item 1A.	Risk Factors	35

	Item 4.	Submission of Matters to a Vote of Security Holders	36

	Item 6.	Exhibits and Reports on Form 8-K	37

BENIHANA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)

	January 4,	March 30,
	2009	2008
	(As restated, see Note 2)
Assets
Current Assets:
Cash and cash equivalents	$1,931	$1,718
Receivables, net	1,944	4,473
Inventories	6,901	6,477
Income tax receivable	610	3,756
Prepaid expenses and other current assets	4,045	2,036
Investment securities available for sale - restricted	632	808
Deferred income tax asset, net	894	347
Total current assets	16,957	19,615

Property and equipment, net	199,225	184,176
Goodwill	18,020	29,900
Deferred income tax asset, net	10,048	746
Other assets, net	8,644	7,217
Total assets	$252,894	$241,654

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,228	$6,158
Accrued expenses	30,795	25,226
Accrued put option liability	3,718	3,718
Total current liabilities	40,741	35,102

Deferred obligations under operating leases	12,563	11,296
Borrowings under line of credit	28,597	17,422
Other long term liabilities	343	769
Total liabilities	82,244	64,589

Commitments and contingencies (Notes 6 and 10)

Convertible preferred stock - $1.00 par value; authorized - 5,000,000 shares;
Series B mandatory redeemable convertible preferred stock - authorized - 800,000 shares; issued and outstanding – 800,000 shares, respectively, with a liquidation
preference of $20 million plus accrued and unpaid dividends as of January 4, 2009	19,515	19,449

Stockholders’ Equity
Common stock - $.10 par value; convertible into Class A common stock; authorized, 12,000,000 shares; issued and outstanding,
5,707,470 and 6,234,964 shares, respectively	571	623
Class A common stock - $.10 par value; authorized, 20,000,000 shares;
issued and outstanding, 9,589,180 and 9,044,436 shares, respectively	959	905
Additional paid-in capital	69,078	68,342
Retained earnings	80,712	87,777
Accumulated other comprehensive loss, net of tax	(185)	(31)
Total stockholders’ equity	151,135	157,616
Total liabilities, convertible preferred stock and stockholders' equity	$252,894	$241,654

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)
(In thousands, except per share information)

	Three Periods Ended		Ten Periods Ended
	January 4,	January 6,	January 4,	January 6,
	2009	2008	2009	2008
	(As restated, see Note 2)		(As restated, see Note 2)

Revenues
Restaurant sales	$66,790	$69,439	$230,290	$225,394
Franchise fees and royalties	424	375	1,364	1,324
Total revenues	67,214	69,814	231,654	226,718

Costs and Expenses
Cost of food and beverage sales	16,025	16,343	55,524	53,041
Restaurant operating expenses	41,271	41,428	143,911	134,693
Restaurant opening costs	755	1,227	1,738	2,688
Marketing, general and administrative expenses	6,049	6,208	20,572	21,274
Impairment charges	21,505	-	21,505	-
Total operating expenses	85,605	65,206	243,250	211,696

(Loss) income from operations	(18,391)	4,608	(11,596)	15,022
Interest (expense) income, net	(121)	147	(511)	258

(Loss) income before income taxes	(18,512)	4,755	(12,107)	15,280
Income tax (benefit) provision	(8,120)	1,584	(5,878)	5,394

Net (Loss) Income	(10,392)	3,171	(6,229)	9,886
Less: Accretion of preferred stock issuance costs and preferred stock dividends	251	250	836	834

Net (loss) income attributable to common stockholders	$(10,643)	$2,921	$(7,065)	$9,052

(Loss) Earnings Per Share
Basic (loss) earnings per common share	$(0.70)	$0.19	$(0.46)	$0.60
Diluted (loss) earnings per common share	$(0.70)	$0.19	$(0.46)	$0.58

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Ten Periods Ended January 4, 2009
(In thousands, except share information)

					Accumulated
					Other
		Class A	Additional		Comprehensive	Total
	Common	Common	Paid-in	Retained	Loss,	Stockholders’
	Stock	Stock	Capital	Earnings	Net of Tax	Equity

Balance, March 30, 2008	$623	$905	$68,342	$87,777	$(31)	$157,616

Comprehensive loss:

Net loss				(6,229)		(6,229)

Change in unrealized loss on
investment securities available for sale, net of tax					(154)	(154)

Total comprehensive loss						(6,383)

Issuance of 5,750 shares of
common stock and 11,500
shares of Class A common stock from exercise of options	1	1	76			78

Conversion of 533,244 shares of
common stock into 533,244 shares of Class A common stock	(53)	53				-

Dividends declared on Series B
preferred stock				(770)		(770)

Accretion of issuance costs on
Series B preferred stock				(66)		(66)

Stock based compensation			642			642

Tax benefit from stock option
exercises			18			18

Balance, January 4, 2009 (As restated, see Note 2)	$571	$959	$69,078	$80,712	$(185)	$151,135

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Ten Periods Ended
	January 4,	January 6,
	2009	2008
	(As restated, see Note 2)

Operating Activities:
Net (loss) income	$(6,229)	$9,886
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,097	13,070
Non-cash impairment charges	21,505	-
Stock-based compensation	642	481
Tax benefit from stock option exercises	(18)	(1,325)
Loss on disposal of assets	14	679
Deferred income taxes	(9,744)	(1,618)
Change in operating assets and liabilities that provided (used) cash:
Receivables	1,160	(1,514)
Inventories	(424)	(237)
Prepaid expenses and other current assets	(1,866)	(721)
Income taxes and other long term liabilities	2,738	1,507
Other assets	(1,791)	(994)
Accounts payable	777	757
Accrued expenses and deferred obligations under operating leases	7,566	5,176
Net cash provided by operating activities	28,427	25,147
Investing Activities:
Expenditures for property and equipment	(40,792)	(41,787)
Collection of insurance proceeds	1,912	-
Proceeds on sale of collateral underlying Monterey promissory note	373	-
(Purchase) sale of investment securities, available for sale, net	(83)	7
Cash proceeds from disposal of property and equipment	-	6
Collection on Sushi Doraku note	-	2
Net cash used in investing activities	(38,590)	(41,772)
Financing Activities:
Borrowings on line of credit	84,515	41,885
Repayments on line of credit	(73,340)	(34,954)
Debt issuance costs	(143)	-
Dividends paid on Series B preferred stock	(752)	(748)
Proceeds from issuance of common stock and Class A common stock upon exercise
of stock options	78	2,625
Tax benefit from stock option exercises	18	1,325
Cash dividend paid in lieu of fractional shares on stock split	-	(4)
Net cash provided by financing activities	10,376	10,129
Net increase (decrease) in cash and cash equivalents	213	(6,496)
Cash and cash equivalents, beginning of period	1,718	8,449
Cash and cash equivalents, end of period	$1,931	$1,953

Supplemental Disclosures of Cash Flow Information:
Cash paid during the ten periods:
Interest	$657	$232
Income taxes	1,127	5,505
Noncash investing and financing activities:
Acquired property and equipment for which cash payments had not yet been made	$3,963	$5,467
Accrued but unpaid dividends on the Series B preferred stock	263	268
Change in unrealized (loss) gain on investment securities available for sale, net of tax	(154)	16

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General

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

During the third quarter of fiscal year 2009, the Company recorded an impairment charge of $9.6 million ($5.7 million after-tax) associated with the evaluation of its long-lived assets and an impairment charge of $11.9 million ($7.0 million after-tax) associated with the evaluation of its goodwill. See Note 2, Restatement of Previously Issued Financial Statements, and Note 12, Impairment Charges, of the unaudited interim condensed consolidated financial statements for more information.

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

2.	Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the unaudited interim condensed consolidated financial statements as of and for the three and ten periods ended January 4, 2009, the Company determined that those condensed consolidated financial statements contained a computational error related to the application of step one of the goodwill impairment test in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). This required the Company to perform step two of the goodwill impairment test for the RA Sushi reporting unit, which indicated that all of the goodwill allocated to that reporting unit was impaired. As a result, the Company has restated its unaudited interim condensed consolidated financial statements as of and for the three and ten periods ended January 4, 2009 included herein (the "restatement"). For further discussion, see Note 12, Impairment Charges, of the unaudited interim condensed consolidated financial statements.

The condensed consolidated balance sheet impact of the restatement as of January 4, 2009 is an increase in income tax receivable of $0.6 million, a decrease in goodwill of $11.9 million, an increase in the long term net deferred income tax asset of $4.9 million and a decrease in retained earnings of $6.4 million for the ten periods ended January 4, 2009. The decrease in retained earnings is comprised of a goodwill impairment charge of $11.9 million and an increase in the income tax benefit of $5.5 million. A deferred tax asset was recognized due to the deductibility of the related goodwill for tax purposes. The restatement decreased reported basic and diluted earnings per share by $0.42 for the three and ten periods ended January 4, 2009. The restatement also had an impact on previously reported cash flows within the cash provided by operating activities section of the condensed consolidated statement of cash flows; however, did not change net cash provided by operating activities. Net income decreased $6.4 million to a $6.2 million net loss, non-cash impairment charges increased $11.9 million to $21.5 million, income tax benefit increased $4.9 million to $9.7 million and income taxes and other liabilities decreased $0.6 million to $2.7 million for the ten periods ended January 4, 2009. The unaudited interim condensed consolidated financial statements as of and for the three and ten periods ended January 4, 2009 included in this Form 10-Q/A have been restated to reflect the adjustments described above. The following is a summary of the impact of the restatement as of and for the three and ten periods ended January 4, 2009:

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	January 4, 2009
Condensed consolidated balance sheet	(As previously reported)	Adjustments	January 4, 2009 (As restated)
Income tax receivable	$13	$597	$610
Total current assets	16,300	597	16,597
Goodwill	29,900	(11,880)	18,020
Deferred income tax asset, net	5,188	4,860	10,048
Total assets	259,317	(6,423)	252,894
Retained earnings	87,135	(6,423)	80,712
Total stockholders' equity	157,558	(6,423)	151,135
Total liabilities, preferred stock and stockholders' equity	259,317	(6,423)	252,894

	Three periods ended
	January 4, 2009
Condensed consolidated statement of (loss) income	(As previously reported)	Adjustments	January 4, 2009 (As restated)
Impairment charges	$9,625	$11,880	$21,505
Total operating expenses	73,725	11,880	85,605
Loss from operations	(6,511)	(11,880)	(18,391)
Loss before income taxes	(6,632)	(11,880)	(18,512)
Income tax benefit	(2,663)	(5,457)	(8,120)
Net loss	(3,969)	(6,423)	(10,392)
Net loss attributable to common stockholders	(4,220)	(6,423)	(10,643)
Basic loss per share	(0.28)	(0.42)	(0.70)
Diluted loss per share	(0.28)	(0.42)	(0.70)

	Ten periods ended
	January 4, 2009
Condensed consolidated statement of (loss) income	(As previously reported)	Adjustments	January 4, 2009 (As restated)
Impairment charges	$9,625	$11,880	$21,505
Total operating expenses	231,370	11,880	243,250
Income (loss) from operations	284	(11,880)	(11,596)
Loss before income taxes	(227)	(11,880)	(12,107)
Income tax benefit	(421)	(5,457)	(5,878)
Net income (loss)	194	(6,423)	(6,229)
Net loss attributable to common stockholders	(642)	(6,423)	(7,065)
Basic loss per share	(0.04)	(0.42)	(0.46)
Diluted loss per share	(0.04)	(0.42)	(0.46)

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Ten periods ended
	January 4, 2009
Condensed consolidated statement of stockholders' equity	(As previously reported)	Adjustments	January 4, 2009 (As restated)
Net income (loss)	$194	$(6,423)	$(6,229)
Total comprehensive income (loss)	40	(6,423)	(6,383)
Total retained earnings	87,135	(6,423)	80,712
Total stockholders' equity	157,558	(6,423)	151,135

	Ten periods ended
	January 4, 2009
Condensed consolidated statement of cash flows	(As previously reported)	Adjustments	January 4, 2009 (As restated)
Net income (loss)	$194	$(6,423)	$(6,229)
Non-cash impairment charges	9,625	11,880	21,505
Deferred income taxes	(4,884)	(4,860)	(9,744)
Income taxes and other long term liabilities	3,335	(597)	2,738

3.	Recently Issued Accounting Standards

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

4.	Inventories

Inventories consist of the following (in thousands):

	January 4,	March 30,
	2009	2008

Food and beverage	$2,774	$2,511
Supplies	4,127	3,966

	$6,901	$6,477

5.	Fair Value of Investments

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Long-Term Debt

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

At January 4, 2009, the Company was in compliance with the financial covenants of the credit agreement with Wachovia.

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

See Note 15, Subsequent Events, for a discussion of the Third Amendment to the line of credit facility, entered into on February 9, 2009.

7.	Income Taxes

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	(Loss) Earnings Per Share

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

The components used in the computation of basic (loss) earnings per share and diluted (loss) earnings per share for each fiscal year are shown below (in thousands):

	Three Periods Ended		Ten Periods Ended
	January 4,	January 6,	January 4,	January 6,
	2009	2008	2009	2008
Net (loss) income, as reported	$(10,392)	$3,171	$(6,229)	$9,886
Less: Accretion of preferred stock issuance costs and
preferred stock dividends	251	250	836	834
(Loss) income for computation of basic (loss)
earnings per common share	(10,643)	2,921	(7,065)	9,052
Add: Accretion of preferred stock issuance costs and
preferred stock dividends	-	250	-	834
(Loss) income for computation of diluted
(loss) earnings per common share	$(10,643)	$3,171	$(7,065)	$9,886

	Three Periods Ended		Ten Periods Ended
	January 4,	January 6,	January 4,	January 6,
	2009	2008	2009	2008

Weighted average number of common shares
used in basic (loss) earnings per share	15,297	15,252	15,288	15,147
Effect of dilutive securities:
Stock options	-	278	-	387
Series B preferred stock	-	1,600	-	1,600
Weighted average number of common shares
and dilutive potential common stock used in
diluted (loss) earnings per share	15,297	17,130	15,288	17,134

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	Stock-Based Compensation

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

10.	Commitments and Contingencies

Haru Minority Interest

In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period from July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the “Minority Stockholders”) had a one-time option to sell their remaining shares to the Company (the "put option").  The exercise price under the put option was to be calculated as four and one-half (4½) times Haru's consolidated cash flow for the fiscal year ended March 27, 2005 less the amount of Haru's debt (as that term is defined in the purchase agreement) at the date of the computation. On July 1, 2005, the Minority Stockholders exercised the put option, and the Company acquired the remaining 20% of the equity of Haru.

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

11.	Restaurant Operating Expenses

Restaurant operating expenses consist of the following (in thousands):

	Three Periods Ended		Ten Periods Ended
	January 4,	January 6,	January 4,	January 6,
	2009	2008	2009	2008

Labor and related costs	$22,595	$23,673	$80,240	$76,460
Restaurant supplies	1,564	1,630	5,543	5,167
Credit card discounts	1,290	1,354	4,428	4,281
Utilities	1,919	1,726	7,118	5,918
Occupancy costs	4,436	4,024	14,659	13,384
Depreciation and amortization	4,138	3,739	13,739	12,477
Other restaurant operating expenses	5,329	5,282	18,184	17,006
Total restaurant operating expenses	$41,271	$41,428	$143,911	$134,693

12.	Impairment Charges

Long-lived assets

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The results of the Company’s analysis indicated that the property and equipment were impaired at five restaurants:  Benihana Tucson, RA Sushi Corona, RA Sushi Glenview, RA Sushi Palm Beach Gardens and Haru Philadelphia. Accordingly, the Company took an impairment charge of $9.6 million ($5.7 million after-tax) to write-down the restaurants’ property and equipment to estimated fair value, all of which is classified as impairment charges in the accompanying condensed consolidated statement of (loss) income.

Goodwill

Additionally, the Company reviews goodwill and other indefinite-lived intangible assets annually for impairment during the third quarter, or more frequently if indicators of impairment exist. The goodwill impairment test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist, and the second step must be performed to measure the amount of impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The Company evaluated goodwill as of the third quarter of fiscal year 2009 at the reporting unit level using an estimation of fair value based upon (1) an analysis of discounted cash flow projections (income approach) and (2) an analysis of cash flows of the reporting unit using market-derived earnings multiples of similar restaurant businesses that were bought and sold within a reasonable time frame to the Company’s evaluation (market approach).

Based on the results of step one of the impairment tests, the Benihana and Haru reporting units’ estimated fair values exceeded their carrying values. No impairment charges to goodwill for these reporting units were recognized. Based on the results of step one of the impairment test, the RA Sushi reporting unit’s estimated fair value did not exceed its carrying value, which required the Company to perform the second step of the goodwill impairment test. The second step involves an analysis reflecting the allocation of the fair value determined in the first step (as if it was the purchase price in a business combination). The recorded amounts of other items on the balance sheet are not adjusted. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The second step of the goodwill impairment test indicated that all of the goodwill allocated to the RA Sushi reporting unit was impaired primarily due to depressed economic and industry factors at the valuation date and the step two purchase price allocation where a considerable amount of the RA Sushi reporting unit’s fair value was allocated to the RA Sushi trade name. Therefore, we recorded a non-cash goodwill impairment charge of $11.9 million ($7.0 million after-tax) all of which is classified as impairment charges in the accompanying condensed consolidated statement of (loss) income.

The Company will continue to monitor events in future periods to determine if additional impairment testing is warranted.

13.	Segment Reporting

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The tables below present information about reportable segments (in thousands):

	Three Periods Ended
	January 4, 2009
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$45,994	$13,271	$7,525	$424	$67,214
Impairment charges	1,370	16,555	3,580	-	21,505
Income (loss) from operations	3,810	(16,711)	(3,003)	(2,487)	(18,391)
Capital expenditures, net of insurance proceeds	11,181	1,295	36	-	12,512

	Three Periods Ended
	January 6, 2008
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$51,666	$9,731	$8,042	$375	$69,814
Impairment charges	-	-	-	-	-
Income (loss) from operations	7,032	(345)	664	(2,743)	4,608
Capital expenditures	6,077	2,638	2,506	-	11,221

	Ten Periods Ended
	January 4, 2009
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$156,640	$45,494	$28,156	$1,364	$231,654
Impairment charges	1,370	16,555	3,580	-	21,505
Income (loss) from operations	13,495	(16,181)	(665)	(8,245)	(11,596)
Capital expenditures, net of insurance proceeds	29,016	9,532	332	-	38,880

	Ten Periods Ended
	January 6, 2008
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$166,151	$33,287	$25,956	$1,324	$226,718
Impairment charges	-	-	-	-	-
Income (loss) from operations	20,297	746	3,432	(9,453)	15,022
Capital expenditures	25,621	6,530	9,636	-	41,787

14.	401K Plan

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.	Subsequent Events

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

BENIHANA INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

The financial information within the following Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the effects of the restatement as further described in Note 2 to the unaudited interim condensed consolidated financial statements included in Item I, Part I of this Form 10-Q/A.

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

Total revenues decreased 3.7% in the current three periods ended January 4, 2009, but increased 2.2% in the ten periods ended January 4, 2009. Net (loss) income decreased 427.7% and 163.0% in the current three and ten periods ended January 4, 2009, respectively, when compared to the corresponding periods a year ago.  (Loss) earnings per diluted share decreased 468.4% and 179.3% in the current three and ten periods ended January 4, 2009, respectively, when compared to the corresponding periods a year ago. For purposes of calculating diluted (loss) earnings per share, the Company experienced a decrease of 10.7% and 10.8% in the diluted weighted average shares outstanding for the current three and ten periods ended January 4, 2009, respectively, when compared to the corresponding periods a year ago.

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

Results for the three and ten periods ended January 4, 2009 were impacted by a non-cash long-lived asset impairment charge of $9.6 million ($5.7 million after-tax) and a non-cash goodwill impairment charge of $11.9 million ($7.0 million after-tax). For further discussion of this adjustment, refer to Note 12, Impairment Charges, of the unaudited interim condensed consolidated financial statements.

Effective February 9, 2009, Joel A. Schwartz resigned from his positions as Director, Chairman and Chief Executive Officer of the Company, and the Board of Directors of the Company approved the election of Richard C. Stockinger to Chief Executive Officer and Darwin C. Dornbush to serve as a Class III member of the Board and as Chairman of the Board. For further discussion, refer to Note 15, Subsequent Events, of the unaudited interim condensed consolidated financial statements.

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

COSTS AND EXPENSES

Three Periods Ended January 4, 2009 Compared to January 6, 2008:

The following table summarizes costs and expenses by concept, as well as consolidated, for the three periods ended January 4, 2009 and January 6, 2008 (in thousands):

	Three Periods Ended
	January 4, 2009

	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Cost of food and beverage sales	$10,880	$3,447	$1,698	$-	$16,025
Restaurant operating expenses	27,745	8,642	4,884	-	41,271
Restaurant opening costs	395	360	-	-	755
Marketing, general and administrative expenses	1,794	978	366	2,911	6,049
Impairment charges	1,370	16,555	3,580	-	21,505
Total operating expenses	$42,184	$29,982	$10,528	$2,911	$85,605

	Three Periods Ended
	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Cost of food and beverage sales	$12,163	$2,382	$1,798	$-	$16,343
Restaurant operating expenses	30,459	6,054	4,915	-	41,428
Restaurant opening costs	196	713	318	-	1,227
Marketing, general and administrative expenses	1,816	927	347	3,118	6,208
Impairment charges	-	-	-	-	-
Total operating expenses	$44,634	$10,076	$7,378	$3,118	$65,206

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as consolidated, for the three periods ended January 4, 2009 and January 6, 2008:

	Three Periods Ended
	January 4, 2009

	Teppanyaki	RA Sushi	Haru	Consolidated

Cost of food and beverage sales	23.7%	26.0%	22.6%	24.0%
Restaurant operating expenses	60.3%	65.1%	64.9%	61.8%
Restaurant opening costs	0.9%	2.7%	0.0%	1.1%
Marketing, general and administrative expenses	3.9%	7.4%	4.9%	9.1%
Impairment charges	3.0%	124.7%	47.6%	32.2%
Total operating expenses	91.7%	225.9%	139.9%	128.2%

	Three Periods Ended
	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Consolidated

Cost of food and beverage sales	23.5%	24.5%	22.4%	23.5%
Restaurant operating expenses	59.0%	62.2%	61.1%	59.7%
Restaurant opening costs	0.4%	7.3%	4.0%	1.8%
Marketing, general and administrative expenses	3.5%	9.5%	4.3%	8.9%
Impairment charges	0.0%	0.0%	0.0%	0.0%
Total operating expenses	86.4%	103.5%	91.7%	93.9%

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

Impairment charges

During the three periods ended January 4, 2009, as a result of a prolonged economic downturn and its resulting impact on the Company’s expectation of future cash flows, the Company determined that a change in circumstances had occurred and the carrying value of certain of its property and equipment may not be recoverable. As a result, the Company performed an analysis of the carrying value of its property and equipment. As further discussed in Note 12, Impairment Charges, of the unaudited interim condensed consolidated financial statements, during the three periods ended January 4, 2009, the Company recorded an impairment charge of $9.6 million ($5.7 million after-tax) related to the write-down of property and equipment to estimated fair value at five restaurants.

Additionally, the Company reviews goodwill and other indefinite-lived intangible assets annually for impairment during the third quarter, or more frequently if indicators of impairment exist. The goodwill impairment test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The Company evaluated goodwill as of the third quarter of fiscal year 2009 at the reporting unit level using an estimation of fair value based upon (1) an analysis of discounted cash flow projections (income approach) and (2) an analysis of cash flows of the reporting unit using market-derived earnings multiples of similar restaurant businesses that were bought and sold within a reasonable time frame to the Company’s evaluation (market approach).

Based on the results of step one of the impairment tests, the Benihana and Haru reporting units’ estimated fair values exceeded their carrying values. No impairment charges to goodwill for these reporting units were recognized. Based on the results of step one of the impairment test, the RA Sushi reporting unit’s estimated fair value did not exceed its carrying value; therefore, the second step of the impairment test was performed. The second step involves an analysis reflecting the allocation of the fair value determined in the first step (as if it was the purchase price in a business combination). The recorded amounts of other items on the balance sheet are not adjusted. As further discussed in Note 12, Impairment Charges, of the unaudited interim condensed consolidated financial statements, the Company recorded an impairment charge of $11.9 million ($7.0 million after-tax) related to the write-down of goodwill allocated to the RA Sushi reporting unit to its implied fair value as determined by step two of the goodwill impairment test.

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

Income tax provision

The Company’s effective income tax rate was 43.9% and 33.3% for the three periods ended January 4, 2009 and January 6, 2008, respectively. During the three periods ended January 4, 2009, the Company’s effective income tax rate was impacted by a pretax loss in the current year, the resolution of uncertain tax positions totaling $0.4 million, which were previously recognized upon the adoption of FIN 48, as well as increasing tax credits with decreasing taxable income.

Ten Periods Ended January 4, 2009 Compared to January 6, 2008:

The following table summarizes costs and expenses by concept, as well as consolidated, for the ten periods ended January 4, 2009 and January 6, 2008 (in thousands):

	Ten Periods Ended
	January 4, 2009

	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Cost of food and beverage sales	$37,455	$11,606	$6,463	$-	$55,524
Restaurant operating expenses	97,584	28,905	17,422	-	143,911
Restaurant opening costs	498	1,240	-	-	1,738
Marketing, general and administrative expenses	6,238	3,369	1,356	9,609	20,572
Impairment charges	1,370	16,555	3,580	-	21,505
Total operating expenses	$143,145	$61,675	$28,821	$9,609	$243,250

	Ten Periods Ended
	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Cost of food and beverage sales	$39,065	$8,187	$5,789	$-	$53,041
Restaurant operating expenses	100,074	19,820	14,799	-	134,693
Restaurant opening costs	667	1,273	748	-	2,688
Marketing, general and administrative expenses	6,048	3,261	1,188	10,777	21,274
Impairment charges	-	-	-	-	-
Total operating expenses	$145,854	$32,541	$22,524	$10,777	$211,696

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as consolidated, for the ten periods ended January 4, 2009 and January 6, 2008:

	Ten Periods Ended
	January 4, 2009

	Teppanyaki	RA Sushi	Haru	Consolidated

Cost of food and beverage sales	23.9%	25.5%	23.0%	24.1%
Restaurant operating expenses	62.3%	63.5%	61.9%	62.5%
Restaurant opening costs	0.3%	2.7%	0.0%	0.8%
Marketing, general and administrative expenses	4.0%	7.4%	4.8%	8.9%
Impairment charges	0.9%	36.4%	12.7%	9.3%
Total operating expenses	91.4%	135.6%	102.4%	105.6%

	Ten Periods Ended
	January 6, 2008

	Teppanyaki	RA Sushi	Haru	Consolidated

Cost of food and beverage sales	23.5%	24.6%	22.3%	23.5%
Restaurant operating expenses	60.2%	59.5%	57.0%	59.8%
Restaurant opening costs	0.4%	3.8%	2.9%	1.2%
Marketing, general and administrative expenses	3.6%	9.8%	4.6%	9.4%
Impairment charges	0.0%	0.0%	0.0%	0.0%
Total operating expenses	87.8%	97.8%	86.8%	93.9%

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

Impairment charges

During the three periods ended January 4, 2009, as a result of a prolonged economic downturn and its resulting impact on the Company’s expectation of future cash flows, the Company determined that a change in circumstances had occurred and the carrying value of certain of its property and equipment may not be recoverable. As a result, the Company performed an analysis of the carrying value of its property and equipment. As further discussed in Note 12, Impairment Charges, of the unaudited interim condensed consolidated financial statements, during the three periods ended January 4, 2009, the Company recorded an impairment charge of $9.6 million ($5.7 million after-tax) related to the write-down of property and equipment to estimated fair value at five restaurants.

Additionally, the Company reviews goodwill and other indefinite-lived intangible assets annually for impairment during the third quarter, or more frequently if indicators of impairment exist. The goodwill impairment test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. The Company evaluated goodwill as of the third quarter of fiscal year 2009 at the reporting unit level using an estimation of fair value based upon (1) an analysis of discounted cash flow projections (income approach) and (2) an analysis of cash flows of the reporting unit using market-derived earnings multiples of similar restaurant businesses that were bought and sold within a reasonable time frame to the Company’s evaluation (market approach).  Based on the results of step one of the impairment tests, the Benihana and Haru reporting units’ estimated fair values exceeded their carrying values. No impairment charges to goodwill for these reporting units were recognized.

Based on the results of step one of the impairment test, the RA Sushi reporting unit’s estimated fair value did not exceed its carrying value; therefore, the second step of the impairment test was performed. The second step involves an analysis reflecting the allocation of the fair value determined in the first step (as if it was the purchase price in a business combination). The recorded amounts of other items on the balance sheet are not adjusted. As further discussed in Note 12, Impairment Charges, of the unaudited interim condensed consolidated financial statements, the Company recorded an impairment charge of $11.9 million ($7.0 million after-tax) related to the write-down of goodwill allocated to the RA Sushi reporting unit to its implied fair value as determined by step two of the goodwill impairment test.

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

Income tax provision

The Company’s effective income tax rate was 48.6% and 35.3% for the ten periods ended January 4, 2009 and January 6, 2008, respectively. During the ten periods ended January 4, 2009, the Company’s effective income tax rate was impacted by a pretax loss in the current year, the resolution of uncertain tax positions totaling $0.4 million, which were previously recognized upon the adoption of FIN 48, as well as increasing tax credits with decreasing taxable income.

FINANCIAL RESOURCES

At January 4, 2009, the Company has available up to $60 million from Wachovia Bank, National Association (“Wachovia”) under the terms of a line of credit entered on March 15, 2007 and the Second Amendment to the line of credit facility (“the Amendment”) entered into on November 19, 2008. The amended line of credit facility allows the Company to borrow up to $60 million through March 15, 2012, provided that $10 million of such commitment is subject to Wachovia’s successfully syndicating a portion of the loan or the Company attaining a leverage ratio of less than 3.5 to 1.0 for two consecutive fiscal quarters, and is secured by the assets of the Company. The Amendment also permits the Company to further increase the commitment under the credit agreement up to an additional $15 million, subject to certain terms and conditions. There are no scheduled payments prior to maturity; however, the Company may prepay outstanding borrowings prior to that date. The Amendment provides for a commitment fee of 0.3% on the unused portion of the loan commitment. Interest rates payable under the amended credit agreement vary depending on the Company’s leverage ratio and range from 1.25% to 3.50% above the applicable LIBOR rate or, at the Company’s option, from 0.0% to 2.0% above the applicable interest rate. For an interim period, the Amendment both decreases the fixed charge coverage ratio and increases the leverage ratio, which the Company is required to maintain under the credit agreement. At January 4, 2009, the Company was in compliance with the financial covenants of the credit agreement with Wachovia.

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

As further discussed in Note 15, Subsequent Events, of the unaudited interim condensed consolidated financial statements, the Company will use its capital resources to fund the cash obligation of $2.9 million in connection with the resignation of Joel A. Schwartz from his positions as Director, Chairman and Chief Executive Officer of the Company.

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

During the ten periods ended January 4, 2009, the Company entered into a franchise agreement with a third-party for the operation of the Monterey location and, concurrently, entered into an agreement for the sale of the Monterey location’s assets, which had collateralized the promissory note. The proceeds from the sale of assets resulted in a partial recovery of approximately $0.4 million of the promissory note, accrued interests and costs owed by the prior franchisee. Refer to Note 10, Commitments and Contingencies, in the notes to the unaudited interim condensed consolidated financial statements for further discussion.

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

Contractual Obligations

With the exception of the $0.9 million severance payment and the $2.0 million retirement obligation, as further discussed in Note 15, Subsequent Events, of the unaudited interim condenced consolidated financial statements, there were no material changes outside the ordinary course of business during the interim period to those contractual obligations disclosed in the Company’s annual report on Form 10-K for the year ended March 30, 2008.

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

The Company reviews goodwill and other indefinite-lived intangible assets annually for impairment during the third quarter, or more frequently if indicators of impairment exist. The goodwill impairment test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. Goodwill is evaluated under the first step at the reporting unit level using an estimation of fair value based upon (1) an analysis of discounted cash flow projections (income approach) and (2) an analysis of cash flows of the reporting unit using market-derived earnings multiples of similar restaurant businesses that were bought and sold within a reasonable time frame to the Company’s evaluation (market approach).  The second step, if required, involves an analysis reflecting the allocation of the fair value determined in the first step (as if it was the purchase price in a business combination).

The Company’s evaluation of the goodwill allocated to the RA Sushi reporting unit at January 4, 2009 indicated impairment of $11.9 million ($7.0 million after-tax).

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and the Company was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the restatement discussed in the Explanatory Note to this Form 10-Q/A and in Note 2 to the condensed consolidated financial statements, under the direction of its Chief Executive Officer and Chief Financial Officer, the Company conducted a reevaluation of the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. Based on the evaluation, the Company identified a material weakness in internal control over financial reporting related to the application of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), as it applies to the evaluation of the goodwill allocated to its three reporting units: Benihana teppanyaki, RA Sushi and Haru. Specifically, the design of controls over the preparation and review of the first step of the goodwill impairment test did not timely detect that the Company’s application of SFAS 142 was not in conformity with generally accepted accounting principles until subsequent to the issuance of the condensed consolidated financial statements. Solely as a result of this material weakness, the Company now concludes that its internal control over financial reporting was not effective at a reasonable assurance level as of the period covered by this report.

To remediate the material weakness in its internal control over financial reporting as described above, the Company has enhanced its controls over the preparation and the review of the goodwill impairment tests required by SFAS 142, specifically by adding a third-party valuation firm to assist with the review of the impairment tests. The Company anticipates that the foregoing enhancement to its internal control over financial reporting relating to the application of SFAS 142 will remediate the material weakness identified for the time period covered by the Company’s Form 10-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Haru Minority Interest

In December 1999, the Company completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period from July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the “Minority Stockholders”) had a one-time option to sell their remaining shares to the Company (the "put option").  The exercise price under the put option was to be calculated as  four and one-half (4½) times Haru's consolidated cash flow for the fiscal year ended March 27, 2005 less the amount of Haru's debt (as that term is defined in the purchase agreement) at the date of the computation. On July 1, 2005, the Minority Stockholders exercised the put option, and the Company acquired the remaining 20% of the equity of Haru.

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

Accordingly, the following directors were elected at the meeting:

J. Ronald Castell, Joseph J. West and Taka Yoshimoto

Other Directors whose term of office continued after the meeting are set forth below:

John E. Abdo, Norman Becker, Lewis Jaffe, Joel A. Schwartz, Richard Stockinger and Robert B. Sturges

On February 9, 2009, Joel A. Schwartz resigned from his positions as Director, Chairman and Chief Executive Officer of the Company, and the Board of Directors of the Company approved the election of Richard C. Stockinger to Chief Executive Officer and Darwin C. Dornbush to serve as a Class III member of the Board and as Chairman of the Board. For further discussion, refer to Note 15, Subsequent Events, of the unaudited interim condensed consolidated financial statements.

Ratification for the appointment of Deloitte & Touche LLP, as the Company’s independent registered public accounting firm, was achieved with the following voting results:

	For	Against	Abstain	Broker Non-Vote
Total votes	7,838,860	20,636	408	-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10.35 –	Amended and Restated Employment Agreement dated March 31, 2008 between Juan C. Garcia and the Company.

Exhibit 10.36 –	Amended and Restated Employment Agreement dated March 31, 2008 between Jose I. Ortega and the Company.

Exhibit 10.37 –	Amended and Restated Employment Agreement dated March 31, 2008 between Taka Yoshimoto and the Company.

Exhibit 31.1 –	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 –	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 –	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 –	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benihana Inc.
(Registrant)

Date: June 26, 2009	/s/ Jose I. Ortega
Jose I. Ortega
Vice President - Finance and
Chief Financial Officer