Form 10-K
period 2009-03-29
BENIHANA INC
filed 2009-06-29
CIK 935226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 29, 2009

or,

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 0-26396

Benihana Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0538630
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8685 Northwest 53rd Terrace, Miami, Florida	33166
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(305) 593-0770

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.10 per share	NASDAQ Global Select Market
Class A Common Stock, par value $.10 per share	NASDAQ Global Select Market
Preferred Share Purchase Right	Not Applicable

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
Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐          No ☐

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐          No ☒

As of May 29, 2009, 5,629,014 shares of common stock and 9,745,261 shares of Class A common stock were outstanding. As of October 10, 2008, the aggregate market value of common equity held by non-affiliates was approximately $40,002,000 based on the closing price of the common stock and Class A common stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the year ended March 29, 2009 are incorporated by reference in Parts I and II.

Portions of the registrant’s proxy statement for the 2009 Annual Meeting are incorporated by reference in Parts III.

BENIHANA INC. AND SUBSIDIARIES

PART I

Item 1.	Business

General

Benihana Inc. (“we,” “our” or “us”) and its predecessor companies have operated “Benihana” teppanyaki-style Japanese restaurants in the United States for 45 years, and we believe we are one of the largest operators of teppanyaki-style restaurants in the country. We also operate two other Asian restaurant concepts: RA Sushi and Haru. Benihana Inc. is a Delaware corporation incorporated in December 1994.

Our core concept, the Benihana restaurant, offers teppanyaki-style Japanese cuisine in which fresh steak, chicken and seafood are prepared by a chef on a steel teppan grill at the center of the customers’ table. Our RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a high-energy environment featuring upbeat design elements and contemporary music. Our Haru concept offers an extensive menu of traditional Japanese and Japanese fusion dishes in a modern, urban atmosphere as well as take-out and delivery services. We sold our sole Sushi Doraku restaurant in fiscal year 2007.

As of June 29, 2009, we:

●	own and operate 65 Benihana restaurants, including one restaurant under the name Samurai;
●	franchise 22 additional Benihana restaurants;
●	own and operate 23 RA Sushi restaurants; and
●	own and operate 9 Haru restaurants.

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

We have a 52/53-week fiscal year. Our fiscal year ends on the Sunday within the dates of March 26 through April 1. Fiscal years 2009 and 2008 consisted of 52 weeks, while fiscal year 2007 consisted of 53 weeks. Our business is not highly seasonal although we do have more diners coming to our restaurants for special holidays such as Mother’s Day, Valentine’s Day and New Year’s Eve. Mother’s Day falls in our first fiscal quarter, New Year’s Eve in the third fiscal quarter and Valentine’s Day in the fourth fiscal quarter of each year.

Sales by our company owned restaurants were $303.9 million for the fiscal year ended March 29, 2009, as compared to $295.2 million for the prior fiscal year. Our net loss for the fiscal year ended March 29, 2009 was $5.1 million, as compared to net income of $12.8 million for the prior fiscal year.

For information concerning our financial condition, results of operations and related financial data, including selected data for our operating segments, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Strategy

The critical elements of our growth strategy are as follows:

Selectively Pursue Restaurant Growth. We believe that each of our three concepts has broad appeal and, as a result, we have significant opportunities to selectively expand our business. However, in light of the current challenges facing the United States economy as a whole, we have opted to reduce capital expenditures and expect to limit near term expansion to those development projects for which leases have already been executed. We anticipate that as the economy improves, we will again seek to capitalize on our broad customer appeal and strong brand recognition within the casual dining segment by opening new restaurants and selectively acquiring existing Asian-theme restaurants in major U.S. markets.

Design Initiative. We have developed a prototype Benihana restaurant to improve the unit-level economics while shortening construction time and improving decor, which is used to design and construct new Benihana restaurants. The prototype design reflects the cutting edge of contemporary dining and entertainment and places the customer at the center of the Benihana experience through the visual impact of the exterior, a vibrant waiting area and a more dramatic stage for our legendary Benihana chefs. While the prototype design standardizes the look and feel, as well as the operational efficiency, of the Benihana restaurant operations, it does provide certain flexibility to accommodate specific market conditions. We have built nine locations using the prototype design, which was first implemented in fiscal year 2007. Elements of the prototype design have also been incorporated into certain existing Benihana restaurants as part of our renovation program.

Maintain Strong Restaurant Unit Economics. Our experienced management team intends to maintain and improve, where necessary, attractive restaurant profit margins through sustained sales growth and effective cost controls.

Continue To Build Brand Awareness And Customer Loyalty. We will continue to provide marketing and promotional support to sustain and grow our reputation for distinctive value, quality food and customer satisfaction.

Provide Strong Management Support. Our senior management team is experienced in developing and operating distinctive, high-volume casual dining establishments.

The Benihana Concept

The Benihana concept offers casual dining in a distinctive Japanese atmosphere enhanced by the unique entertainment provided by our highly-skilled Benihana chefs who prepare fresh steak, chicken and seafood on a teppan grill, in traditional Japanese style, at the center of the customers’ table. Each of our teppanyaki-style (“teppan”) tables generally seats eight customers, and the chef is assisted in the meal service by a waitress or waiter who takes beverage and food orders. A typical Benihana restaurant has 18 teppan tables and seats approximately 145 customers in the dining rooms and approximately 40 customers in the bar, lounge and sushi bar areas.

Most of our Benihana restaurants are open for both lunch and dinner and offer a full course meal generally consisting of an appetizer, soup, salad, tea, rice, vegetables, an entrée of steak, seafood or chicken (or any combination thereof) and a dessert. A dinnertime meal takes approximately one hour and thirty minutes. Sushi is offered at all of our Benihana restaurants at either separate sushi bars, lounges or at the teppan tables. The servings prepared at the teppan tables are portion controlled to provide consistency in quantities served to each customer. Alcoholic and non-alcoholic beverages, including specialty mixed drinks, wine, beer and soft drinks are available. Beverage sales in both the lounges and dining rooms account for approximately 17% of total sales. The average comparable check size per person was $28.39 in fiscal year 2009.

As of June 29, 2009, we operate 65 Benihana restaurants. During fiscal year 2009, we opened four new Benihana restaurants in Plano, TX, Plymouth Meeting, PA, Coral Springs, FL and Columbus, OH. Additionally, during fiscal year 2009, the Memphis, TN location, which had been destroyed by fire in fiscal year 2008, was rebuilt and re-opened. We are also currently developing an additional Benihana restaurant to be located in East Rutherford (Meadowlands), NJ.

The RA Sushi Concept

The RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a fun-filled, high-energy environment. RA Sushi caters to a younger demographic, and we believe that it is highly suitable for a variety of real estate options, including “life-style” centers, shopping centers and malls, as well as areas with a nightlife component. A typical RA Sushi restaurant seats approximately 200 customers in the bar and sushi areas, including outdoor seating. Beverage sales in both the lounges and dining rooms account for approximately 34% of RA Sushi’s total sales, and the average comparable check size per person was $21.05 for fiscal year 2009.

RA Sushi is our fastest growing concept. Having opened four new RA Sushi restaurants during fiscal year 2009 as well as one in fiscal year 2010 to date, we operate 23 RA Sushi restaurants as of June 29, 2009. We are focused on the continued expansion of this concept and have signed leases for and are currently developing another three RA Sushi restaurants to be located in Orlando, FL, Leawood, KS and Houston, TX.

The Haru Concept

The Haru concept offers an extensive menu of traditional Japanese and Japanese fusion dishes in a modern, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cuisine, including crab dumplings, shrimp tempura and chicken teriyaki. Haru also offers delivery and take-out services, which represent approximately 35% of total sales at our New York, NY locations. The average comparable check size per person was $31.65 in fiscal year 2009.

As of June 29, 2009 we operate 9 Haru restaurants, including seven in New York, NY, one in Boston, MA and one in Philadelphia, PA. While there are no additional restaurants currently under development, we continue to evaluate future Haru locations that meet our development guidelines.

Restaurant Operations

Our Benihana restaurants are under the direction of our Executive Vice President-Restaurant Operations and are divided among ten geographic regions, each managed by a regional manager. Food preparation for all Benihana restaurants is supervised by eight regional chefs. Our Haru restaurants are managed out of New York, NY under the direction of Haru’s Vice President of Operations, and our RA Sushi restaurants are managed out of Phoenix, AZ under the direction of RA Sushi’s Vice President of Operations.

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

Our Benihana restaurant chefs are trained in the teppanyaki style of cooking, sushi preparation and in customer service with training programs lasting from 8 to 12 weeks. The sushi chefs’ training program for our RA Sushi and Haru restaurants lasts up to 24 weeks. A portion of the training is spent working in a restaurant under the direct supervision of an experienced head chef. The program includes training in our method of restaurant operations and in both tableside and kitchen food preparation. Manager training is similar except that the manager trainee is given in-depth exposure to each position in the restaurant. Other categories of employees are trained by the manager and assistant manager at each restaurant. Ongoing continuing education programs and seminars are provided to restaurant managers and chefs to improve restaurant quality and implement changes in operating policy or menu listings.

We have entered into non-cancellable supply agreements for the purchase of certain beef and seafood items, in the normal course of business, at fixed prices for up to twelve-month terms. These supply agreements are intended to eliminate volatility in the cost of the commodities over the terms of the agreements. Substantially all commodities are distributed to our Benihana restaurants by a national food service logistics company. Most of the other food products are purchased locally by the individual restaurant managers and senior chefs. Substantially all of our restaurant operating supplies are purchased centrally and distributed to the restaurants from our warehouse or a bonded warehouse.

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

Marketing

We utilize the internet, television, radio, billboard and print media to promote our restaurants, strengthen our brand identity and maintain high brand name recognition. Advertising programs are tailored to each local market. The Benihana restaurants’ advertising and other marketing are designed to emphasize the inherently fresh aspects of a Benihana meal and the entertainment value of the chef cooking at the customers’ table. The entertainment component of the Benihana method of food preparation and service is emphasized to distinguish Benihana from other restaurant concepts. RA Sushi’s advertising campaigns are geared to young affluent demographics via radio and print media, while Haru focuses on local publications. We also utilize local, “grassroots” marketing techniques at all three concepts to increase brand awareness and drive traffic.

Franchising

We have, from time to time, franchised Benihana restaurants to operators in markets in which we consider expansion to be of benefit to the Benihana system. We selectively pursue franchising opportunities, particularly in Central and South America and the islands of the Caribbean, where we own the rights to the Benihana trademarks and system. As of June 29, 2009, we have 22 franchised locations including 13 in the United States and 9 in international markets.

Franchisees bear all direct costs involved in the development, construction and operation of their restaurants. We provide franchisee support for:

●	site selection;
●	prototypical architectural plans;
●	interior and exterior design and layout;
●	training, marketing and sales techniques; and
●	opening assistance.

All franchisees are required to operate their restaurants in accordance with Benihana operating standards and specifications, including menu offerings, food quality and preparation. In general, franchise agreements currently provide for an initial payment to us with respect to each new restaurant opened by a franchisee and continuing royalty payments to us based upon a percentage of a franchisee’s gross sales throughout the term of the franchise. To comply with the terms of the franchise agreements, we are prohibited from opening additional restaurants within certain areas in which our existing franchisees have the exclusive right to open additional restaurants and operate their existing Benihana restaurants.

Working Capital

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance these items. As a result, many restaurant businesses, including our own, operate with negative working capital.

New Restaurant Site Selection and Development

We believe the locations of our restaurants are critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. Each of our three concepts requires a different real estate formula for successful execution. The Benihana concept is successful in free-standing or in-line locations. The prototype Benihana restaurant was designed to accommodate approximately 7,000 square feet and allows for flexibility in layout and number of tables. The RA Sushi concept is successful in urban or suburban shopping malls, retail strip centers and entertainment “life-style” centers and typically requires 4,500 to 5,500 square feet plus patio seating. The Haru concept is successful in densely populated urban markets and space requirements are somewhat flexible. In general, we currently prefer to open our restaurants in high profile sites within larger metropolitan areas with dense populations and above-average household incomes. The layout of each restaurant is customized to accommodate different types of buildings and different square footage within the available space. In addition to analyzing demographic information for each prospective site, we consider other factors such as visibility, traffic patterns and general accessibility, the availability of suitable parking and the proximity of residences and shopping areas.

Our restaurant development model for each of our active concepts typically calls for us to occupy leased space in shopping malls, office complexes, strip centers, entertainment centers and other real estate developments (the “retail lease” development model) in larger metropolitan areas. We have also acquired the land when it is economically justified. While we expect the retail lease development model to continue as our principal approach for opening new restaurants, we also expect to open more freestanding Benihana restaurants. We generally lease our restaurant locations for primary periods of 10 to 20 years and have renewal options for varying lengths of time. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent rent, such as percentage rent based on restaurant sales and rent increases based on changes in the consumer price index. We are also responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases. Many of our leases provide for maximum allowable annual percentage or fixed dollar increases for CAM and insurance expenses to enable us to better predict and control future variable lease costs. We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out leased premises. We own all of the equipment in our restaurants and currently plan to do so in the future.

Due to the uniquely flexible and customized nature of our Benihana restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development timeframes vary for each restaurant. The development and opening process generally ranges from 12 to 18 months after lease signing and depends largely upon the availability of the leased space we intend to occupy and is often subject to matters that result in delays outside of our control, usually the permitting process, turnover of the premises from the landlord and mandates of local governmental building authorities. The number and timing of new restaurants actually opened during any given period, and their associated contribution, will depend on a number of factors, including but not limited to, the identification and availability of suitable locations and leases, the timing of the delivery of the leased premises to us from our landlords so that we can commence our build-out construction activities, the ability of our landlords and us to timely obtain all necessary governmental licenses and permits to construct and operate our restaurants, disputes experienced by our landlords or our outside contractors, any unforeseen engineering or environmental problems with the leased premises, weather conditions that interfere with the construction process, our ability to successfully manage the design, construction and preopening processes for each restaurant, the availability of suitable restaurant management and hourly employees and general economic conditions. While we manage those factors within our control, we have experienced unforeseen delays in restaurant openings from time to time in the past and will likely experience delays in the future.

Restaurant Opening Costs for New Restaurants

Restaurant opening costs include costs to recruit and train an average of 50 to 100 hourly restaurant employees and management personnel, wages, travel and lodging costs for our opening training team and other support employees, costs for practice service activities, restaurant supplies and straight-line minimum base rent during the restaurant preopening period for accounting purposes. Restaurant opening costs will vary from location to location depending on a number of factors, including the proximity to our existing restaurants, the size and physical layout of each location, the cost of travel and lodging for different metropolitan areas and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also be dependent upon our landlords obtaining their licenses and permits as well as completing their construction activities for the restaurants. Restaurant opening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific restaurant opening costs incurred for each restaurant. These fluctuations could be significant.

Renovation of Existing Restaurants

Under a renovation program commenced during 2005, we used many elements of the prototype design to refurbish our mature Benihana restaurants. We made a strategic decision in fiscal year 2006 to accelerate the renovation program in order to opportunistically build a stronger foundation for our core brand amid a growing American appetite for Asian cuisine. During fiscal year 2009, we completed the renovation program with the renovation of an aggregate 22 of our mature Benihana restaurants, using many of the design elements of the prototype Benihana restaurant.

Renovations required, on average, between $2.0 million and $2.3 million in capital expenditures per restaurant. The cost to remodel each restaurant was directly dependent on the scope of work to be performed at each location. The scope of work could be impacted by the age of the location, current condition of the location as well as local permitting requirements. The renovation of the older Benihana restaurants was necessary to ensure the continued relevance of the Benihana brand and enhance our leadership position as the premier choice for Japanese-style dining.

Employees

We currently employ approximately 5,700 people, of which approximately 100 are corporate personnel and the balance are restaurant employees. Most employees, except restaurant and corporate management personnel, are paid on an hourly basis. We also employ some restaurant personnel on a part-time basis to provide the services necessary during the peak periods of restaurant operations. We believe our relationship with our employees is good.

Executive Officers

Richard C. Stockinger, age 50, serves as our Chief Executive Officer and Director.
Juan C. Garcia, age 45, serves as our President and Chief Operating Officer.
Taka Yoshimoto, age 63, serves as our Executive Vice President-Operations and Director.
Jose I. Ortega, age 37, serves as our Vice President-Finance and Chief Financial Officer.

Competition

The casual dining segment of the restaurant industry is intensely competitive with respect to price, service, location and the type and quality of food. Each of our restaurants competes directly or indirectly with locally owned restaurants as well as regional and national chains, and several of our significant competitors are much larger or more diversified and have substantially greater resources than we do. It is also anticipated that there will be continued competition for available restaurant sites as well as in attracting and retaining qualified management-level operating personnel. We believe that our competitive position is enhanced by offering quality food selections at an appropriate price with the unique entertainment provided by our chefs in an attractive, relaxed atmosphere.

Government Regulation

Each of our restaurants is subject to licensing and regulation by health, sanitation, safety standards, the fire department and alcoholic beverage control as well as other authorities in the state or municipality where it is located. Difficulties or failure in obtaining required licensing or requisite approvals could result in delays or cancellations in the opening of new restaurants. Additionally, a termination of a liquor license would adversely affect the revenues for a restaurant. While we have not yet experienced any material difficulties in obtaining and maintaining necessary governmental approvals, the failure to obtain or retain, or a delay in obtaining, food and liquor licenses or any other governmental approvals could have a material adverse effect on our operating results. Changes in federal and state environmental regulations have not had a material effect on our operations, but more stringent and varied local government requirements with respect to zoning, land use and environmental factors could delay construction of new restaurants and materially affect our existing restaurant operations.

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

We are subject to “dram-shop” statutes in most of the states where we operate restaurants, which generally provide an individual injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages. We carry liquor liability coverage as part of our existing comprehensive general liability insurance that we believe is consistent with coverage carried by other entities in the restaurant industry of similar size and scope of operations. Even though we are covered by general liability insurance, a settlement or judgment against us under a “dram-shop” statute in excess of our liability coverage could have a material adverse effect on our operations.

Various federal and state labor laws govern our operations and our relationships with our employees, including matters such as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and work authorization requirements. Significant increases in minimum wages, changes in statutes regarding paid or unpaid leaves of absence, mandated health benefits or increased tax reporting and assessment or payment requirements related to our employees who receive gratuities all could be detrimental to the profitability of our operations. Various proposals that would require employers to provide health insurance for all of their employees are considered from time-to-time in Congress and various individual states. The imposition of any requirement that we provide health insurance to all employees could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us. While we carry employment practices insurance, a settlement or judgment against us in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business.

We have a significant number of hourly restaurant employees that receive tip income. We have elected to voluntarily participate in a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service at certain locations. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or underreported tips.

Management Information Systems

We provide restaurant managers with centralized financial and management control systems through use of data processing information systems and prescribed reporting procedures. Each restaurant transmits sales, purchasing, payroll and other operational data to our principal executive office on a weekly and four-week period basis. This data is used to record sales, product, labor and other costs and to prepare periodic financial and management reports. We believe that our centralized accounting, payroll and human resources and information systems improve our ability to control and manage our operations efficiently. Additionally, we recently designed and implemented a new enterprise resource planning system and certain supply chain modules to integrate and improve the financial and operational aspects of our business.

Forward Looking Statements

This report contains various “forward-looking statements,” which represent our expectations or beliefs concerning future events, including restaurant growth, future capital expenditures and other operating information. A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including changes in consumer dining preferences, fluctuations in commodity prices, availability of qualified employees, changes in the general economy, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations or acquisition opportunities, harsh weather conditions in areas in which we and our franchisees operate restaurants or plan to build new restaurants, acceptance of our concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits and franchising, ability to complete new restaurant construction and obtain governmental permits on a reasonably timely basis, the possibility of an adverse outcome in our dispute with the former minority stockholders of Haru Holding Corp., unstable economic conditions in foreign countries where we franchise restaurants and other factors that we cannot presently foresee.

Item 1A.	Risk Factors

The recent general economic conditions and the disruptions in the financial markets may adversely impact consumer spending patterns and the availability and cost of credit.

The disruptions in the financial markets have had an adverse effect on the economy, which have negatively impacted consumer spending patterns. A decrease in discretionary spending due to decreases in consumer confidence in the economy has reduced the frequency with which customers choose to dine out and/or the amount they spend on meals while dining out, thereby decreasing revenues and adversely impacting our operating results. A continuing adverse impact of decreasing revenues and operating results may also impact our ability to comply with covenants contained in our credit agreement. The disruptions in the financial markets and continuing economic downturn may adversely impact the availability of credit already arranged and the availability and cost of credit in the future. There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase the availability of credit.

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

Performance results currently achieved by our restaurants may not be indicative of longer-term performance and are impacted by conditions in the geographic markets where we operate. We currently have a significant number of RA Sushi and Benihana restaurants in the Arizona, Southern California, South Florida and Nevada markets. Additionally, we cannot be assured that new restaurants that we open will have similar operating results as existing restaurants. New restaurants take several months to reach expected operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as anticipated could have an adverse effect on our business, financial condition, results of operations or cash flows.

Changes in food costs could negatively impact our revenues and results of operations.

Our profitability is dependent in part on our ability to anticipate and react to changes in food costs. Any increase in distribution and commodity costs could cause our food costs to fluctuate. Additional factors beyond our control through our supply chain, including energy costs, adverse weather conditions and governmental regulation may affect our food costs. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future and failure to do so could have an adverse effect on our business, financial condition, results of operations or cash flows.

Increases in the minimum wage may have a material adverse effect on our business and financial results.

Many of our employees are subject to various minimum wage requirements. Many restaurants are located in states where the minimum wage was recently increased. There likely will be additional increases implemented in jurisdictions in which we operate or seek to operate. Additionally, the United States Congress enacted an increase in the federal minimum wage to be implemented in three stages: from $5.15 to $5.85 on July 24, 2007; from $5.85 to $6.55 on July 24, 2008; and from $6.55 to $7.25 on July 24, 2009. State and federal minimum wage increases could have an adverse effect on our business, financial condition, results of operations or cash flows.

Rising insurance costs could negatively impact profitability.

The cost of insurance (workers compensation insurance, general liability insurance, property insurance, health insurance and directors and officers liability insurance) may increase at any time. These increases, as well as potential federal or state legislation requirements for employers to provide health insurance to employees, could have an adverse effect on our business, financial condition, results of operations or cash flows if we are not able to negate the effect of these increases with plan modifications and cost control measures or by continuing to improve our operating efficiencies. We self-insure a substantial portion of our workers compensation and health care costs and unfavorable changes in trends could have an adverse effect on our business, financial condition, results of operations or cash flows.

Fluctuations in operating results may cause profitability to decline.

Our operating results may fluctuate significantly as a result of a variety of factors, including:

●	general economic conditions;
●	consumer confidence in the economy;
●	changes in consumer preferences;
●	competitive factors;
●	weather conditions;
●	timing of new restaurant openings and related expenses;
●	timing and duration of temporary restaurant closures;
●	changes in governmental regulations;
●	revenues contributed by new restaurants; and
●	increases or decreases in comparable restaurant revenues.

In particular, operating results with respect to new restaurant openings may significantly fluctuate because we typically incur the most significant portion of restaurant opening expenses associated with a given restaurant within the three months immediately preceding and the month of the opening of the restaurant. Our experience to date has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on restaurant opening expenses as well as labor and operating costs.

Numerous challenges to continued growth could adversely affect our business, financial condition, results of operations and cash flows.

Our ability to expand profitably will depend on a number of factors, including:

●	identification and availability of suitable locations;
●	competition for restaurant sites;
●	negotiation of favorable lease arrangements;
●	timely development of commercial, residential, street or highway construction near our restaurants;
●	management of the costs of construction and development of new restaurants;
●	securing required governmental approvals and permits;
●	recruitment of qualified operating personnel, particularly managers and chefs;
●	competition in new markets; and
●	general economic conditions.

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

The inability to construct new restaurants within projected budgets and time periods will adversely affect our business and financial condition.

Many factors may affect the costs associated with construction of new restaurants, including:

●	landlord delays;
●	labor disputes;
●	shortages of materials and skilled labor;
●	weather interference;
●	unforeseen engineering problems;
●	environmental problems;
●	construction or zoning problems;
●	local government regulations;
●	modifications in design to the size and scope of the projects; and
●	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If we are not able to develop additional restaurants within anticipated budgets or time periods, our business, financial condition, results of operations or cash flows could be adversely affected.

Our inability to find a sufficient number of qualified teppanyaki and sushi chefs could negatively impact our expansion plans.

The success of our growth strategy is dependant on hiring and training a sufficient number of qualified teppanyaki and sushi chefs. The teppanyaki chefs are the centerpiece of the experience at the Benihana restaurants where customers go to be entertained by the chef’s performance at their table. Sushi chefs must possess the skills necessary for artfully preparing fresh sushi at each of our three concepts. Our inability to identify and hire a sufficient number of qualified individuals for these positions could have a direct negative impact on our ability to open new restaurants.

Implementing our growth strategies may strain our management resources and negatively impact our competitive position.

Our growth strategy may strain our management, financial and other resources. We must maintain a high level of quality and service at our existing and future restaurants, continue to enhance our operational, financial and management capabilities and locate, hire, train and retain experienced and dedicated operating personnel, particularly restaurant managers and chefs. We may not be able to effectively manage these and other factors necessary to permit us to achieve our expansion objectives and any failure to do so could negatively impact our competitive position.

Potential labor shortages may delay planned openings or damage customer relations.

Our success will continue to be dependent on our ability to attract and retain a sufficient number of qualified employees, including restaurant managers, chefs, kitchen staff and wait staff to keep pace with our expansion schedule. Qualified individuals needed to fill these positions may be in short supply in certain areas. Our inability to recruit and retain qualified individuals may delay the planned openings of new restaurants while high employee turnover in existing restaurants may negatively impact customer service and customer relations resulting in an adverse effect on our business, financial condition, results of operations or cash flows.

Our inability to retain key personnel could negatively impact our business.

Our success will continue to be highly dependent on retaining key operating officers and employees. We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including regional managers, general managers and executive and sushi chefs to keep pace with our expansion schedule. Individuals of this caliber may be in short supply and this shortage may limit our ability to effectively penetrate new markets. Additionally, the ability of these key personnel to maintain consistency in the quality and atmosphere of our restaurants is a critical factor in our success. Any failure to do so may harm our reputation and result in a loss of business.

Litigation could have a material adverse effect on our business.

We may be the subject of complaints or litigation from guests alleging illness, injury or other concerns related to visits to our restaurants. We may be adversely affected by publicity resulting from these allegations regardless of whether these allegations are valid or whether we are liable. We may be subject to complaints or allegations from current, former or prospective employees. We may also be subject to complaints or allegations from our shareholders. A lawsuit or claim could result in an adverse decision against us that could have an adverse effect on our business, financial condition, results of operations or cash flows. Additionally, the costs and expense of defending ourselves against lawsuits or claims, regardless of merit, could have an adverse impact on our profitability.

While we carry general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain this insurance coverage at reasonable costs, or at all.

We are currently involved in legal proceedings, including, but not limited to the following matter:

We are in a dispute with the former holders of the balance of Haru’s equity (the “minority stockholders”) concerning the amount owed by us to the former minority stockholders in payment for shares in the subsidiary, which the former minority stockholders elected to sell to us. The results of this matter cannot be predicted with certainty, and an unfavorable resolution could have an adverse effect on our business, financial condition, results of operations or cash flows.

Failure to comply with governmental regulations could harm our business and our reputation.

We are subject to regulation by federal agencies and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to:

●	the environment;
●	building construction;
●	zoning requirements;
●	the preparation and sale of food and alcoholic beverages; and
●	employment.

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

Our business can be adversely affected by negative publicity resulting from, among other things, complaints or litigation alleging poor food quality, food-borne illness or other health concerns or operating issues stemming from one or a limited number of restaurants. Unfavorable publicity could negatively impact public perception of our brands.

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

The federal Americans with Disabilities Act (the “ADA”) prohibits discrimination on the basis of disability in public accommodations and employment. We are required to comply with the ADA and regulations relating to accommodating the needs of disabled persons in connection with the construction of new facilities and with significant renovations of existing facilities.

Failure to comply with these and other regulations could negatively impact our reputation and could have an adverse effect on our business, financial condition, results of operations or cash flows.

Future changes in financial accounting standards may cause adverse unexpected operating results and affect our reported results of operations.

Changes in accounting standards may have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or differing interpretations with respect to our current practices could have an adverse effect on our business, financial condition, results of operations or cash flows.

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

Market forces may have an exaggerated effect on the price of our stock and as a result, investors may not be able to resell their shares at or above the price paid.

Market forces may have an exaggerated effect on the volatility of our stock as a result of, but not limited to, the following factors: we have two significant shareholders (Benihana of Tokyo, Inc. and BFC Financial Corporation), a limited float and low average daily trading volume. The limited float may result in illiquidity as investors try to buy and sell, thereby exacerbating positive or negative pressure on our stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Of the 97 restaurants in operation at June 29, 2009, 13 are located on owned real estate and 84 are leased pursuant to land or land and building leases, which require either a specific monthly rental or a minimum rent and additional rent based upon a percentage of gross sales. We lease approximately 16,300 square feet of space for our general administrative offices in Miami, FL at an annual rental of approximately $0.3 million and 1,800 square feet for a warehouse in Miami, FL at an annual rental of approximately $40,000. The leases expire on December 31, 2010 and October 31, 2009, respectively.

We are pursuing new locations for each of our concepts suitable for development. Generally, location leases are “triple net” leases which pass increases in property operating expenses, such as real estate taxes and utilities, through to us as tenant. Expiration of our leases, including renewal options, occur at various dates through calendar year 2029.

Of the 65 Benihana restaurants in operation at June 29, 2009:

●	49 are located in freestanding, special use restaurant buildings usually on leased lands;
●	7 are located in shopping centers; and
●	9 are located in office or hotel building complexes.

The freestanding restaurants were built to our specifications as to size, style and interior and exterior decor using an overall Japanese design theme. Other locations were adapted to the Benihana interior decor. The freestanding, Benihana restaurants, which are generally one story buildings, are on average between 7,000 and 8,000 square feet and are constructed on a land parcel of approximately 1.25 to 1.50 acres. Benihana restaurants located in shopping centers, office buildings and hotels are of similar size but differ somewhat in appearance from location to location in order to conform to the appearance of the buildings in which they are located or limitations imposed by landlords or municipalities. The prototype Benihana restaurant approximates 7,000 square feet and allows for alternative design options in layout and number of tables.

The 23 RA Sushi restaurants in operation at June 29, 2009 are located in special-use restaurant buildings on leased land or in shopping or “life-style” centers. All of the restaurants were built to our specifications as to size, style and emphasize a contemporary interior and exterior decor. These restaurants average approximately 5,000 square feet excluding outdoor seating.

The 9 Haru restaurants in operation at June 29, 2009 are located in office or residential buildings and vary in size and decor. We typically seek restaurant locations that are in densely populated metropolitan areas in order to take advantage of Haru’s take-out and delivery business. The Haru restaurants average approximately 5,000 square feet.

The following table sets forth the locations, by state, of our company-owned restaurants at June 29, 2009:

	Benihana	RA Sushi	Haru	Total
Alaska	1	—	—	1
Arizona	3	6	—	9
Califonia	14	6	—	20
Colorado	2	—	—	2
District of Columbia	1	—	—	1
Florida	9	3	—	12
Georgia	3	1	—	4
Illinois	3	3	—	6
Indiana	1	—	—	1
Maryland	1	1	—	2
Massachusetts	—	—	1	1
Michigan	3	—	—	3
Minnesota	2	—	—	2
Nevada	—	1	—	1
New Jersey	2	—	—	2
New York	3	—	7	10
Ohio	4	—	—	4
Oregon	1	—	—	1
Pennsylvania	2	—	1	3
Tennessee	1	—	—	1
Texas	7	2	—	9
Utah	1	—	—	1
Virginia	1	—	—	1
Total	65	23	9	97

The following table sets forth the locations, by state, of our restaurants under development at June 29, 2009:

	Under development

	Benihana	RA Sushi	Total
Florida	—	1	1
Kansas	—	1	1
New Jersey	1	—	1
Texas	—	1	1
Total	1	3	4

Item 3.	Legal Proceedings

Haru Minority Stockholders Litigation

In December 1999, we completed the acquisition of 80% of the equity of Haru Holding Corp. (“Haru”). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period from July 1, 2005 through September 30, 2005, the holders of the balance of Haru’s equity (the “minority stockholders”) had a one-time option to sell their remaining shares to us (the “put option”). The exercise price under the put option was to be calculated as four and one-half (4½) times Haru’s consolidated cash flow for the fiscal year ended March 27, 2005 less the amount of Haru’s debt (as that term is defined in the purchase agreement) at the date of the computation. On July 1, 2005, the minority stockholders exercised the put option, and we acquired the remaining 20% of the equity of Haru.

We believe that the proper application of the put option price formula would result in a payment to the former minority stockholders of approximately $3.7 million. We have offered to pay this amount to the former minority stockholders and recorded a $3.7 million liability with respect thereto.

On August 25, 2006, the former minority stockholders sued us. The suit (which was filed in the Supreme Court of the State of New York, County of New York, but has been removed to the United States District Court for the Southern District of New York) sought an award of $10.7 million, based on the former minority stockholders’ own calculation of the put option price formula and actions allegedly taken by us to reduce the value of the put option.

On December, 19, 2007, the Court dismissed all of the claims against us, except for the breach of fiduciary duty and breach of contract claims. On January 25, 2008, we filed our Answer and Affirmative Defenses to the Amended Complaint. The parties have completed fact and expert discovery. On December 22, 2008, the Court entered an order referring the case for a settlement conference. No settlement was reached. On April 3, 2009, both parties filed motions for summary judgment. During May 2009, each party responded to the other's motion for summary judgement. The parties are currently waiting for the Court to rule on these motions.

We believe that we have correctly calculated the put option price and that the claims of the former minority stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

Other Litigation

On May 17, 2007, Benihana Monterey Corporation, a subsidiary of ours, filed a complaint in the action, Benihana Monterey Corporation v. Nara Benihana Monterey, Inc., et al. The action was commenced against various defendants in connection with a default on a promissory note in the amount of $0.4 million signed by one of our franchisees and a personal guaranty signed by the owner of the franchise. We obtained judgment against the defendant for approximately $0.5 million, including repayment of the $0.4 million promissory note, interest and costs. We served the defendant with an order regarding examination of the defendant’s assets and filed a subpoena requiring the defendant and the defendant’s entities to produce substantial documents. During fiscal year 2008, we recorded a $0.4 million reserve for the estimated portion of the promissory note and accrued interest that, at the time, we believed would not be collectible. On December 4, 2008, we entered into a franchise agreement with a third-party for the operation of the Benihana Monterey location and, concurrently, entered into an agreement for the sale of the Benihana Monterey location’s assets, which had collateralized the promissory note. The proceeds from the sale of assets resulted in a partial recovery of approximately $0.4 million of the promissory note, accrued interests and costs. The defendant has since filed for bankruptcy and has been discharged of all debts, including our judgment. The remaining balance of the promissory note and accrued interest is not probable of being collected and was written off during fiscal year 2009.

We are not subject to any other significant pending legal proceedings, other than ordinary routine claims incidental to our business.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information required by this Item is incorporated herein by reference from the information under the caption “Common Stock Information” contained in our 2009 Annual Report to Shareholders.

Item 6.	Selected Financial Data

The information required by this Item is incorporated herein by reference from the information under the caption “Selected Financial Data” contained in our 2009 Annual Report to Shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated herein by reference from the information under the caption “Management’s Discussion and Analysis” contained in our 2009 Annual Report to Shareholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

The information required by this Item is incorporated herein by reference from the information under the caption “Quantitative and Qualitative Disclosures about Market Risks” contained in our 2009 Annual Report to Shareholders.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference from the information under the caption “Consolidated Financial Statements” contained in our 2009 Annual Report to Shareholders.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included in our 2009 Annual Report to Shareholders under the caption “Management’s Report on Internal Control over Financial Reporting” and is incorporated by reference.

Changes in Internal Control over Financial Reporting

During fiscal year 2009, we began designing and implementing a new enterprise resource planning (“ERP”) system and certain supply chain modules to integrate and improve the financial and operational aspects of our business. On November 11, 2008, we transitioned our financial accounting and reporting processes to the new ERP system as part of a phased implementation plan. The implementation of this new ERP system involved changes to our procedures for internal control over financial reporting. We followed a detailed implementation plan that required significant pre-implementation planning, design and testing. We also conducted an extensive post-implementation review to ensure that the internal controls over financial reporting were properly designed.

We remediated the material weakness in our internal control over financial reporting identified as of January 4, 2009 related to the application of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), by enhancing our controls over the preparation and the review of the goodwill impairment tests required by SFAS 142, specifically by adding the assistance of a third-party valuation firm in the review of the impairment tests.

With the exception of the changes discussed above, there have been no changes to our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the information under the caption “Election of Directors” contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders (“our proxy statement”).

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

The information required by this Item is incorporated herein by reference from the information under the caption “Executive Compensation” contained in our proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in part by this Item is incorporated herein by reference from the information under the caption “Security Ownership of Certain Beneficial Owners of Management” contained in our proxy statement.

The following sets forth certain information, as of March 29, 2009, with respect to our equity compensation plans, under which our securities may be issued:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,601,738	(1)	$9.64	310,700	(2)
Equity compensation plans not approved by security holders	8,625	(3)	5.23	—
Total	1,610,363		$9.61	310,700

(1)
Consists of 398,604 shares of common stock and 1,211,759 shares of Class A common stock, in each case, underlying outstanding options under the 2007 Equity Incentive Plan (2007 plan) and the prior plans.

(2)	Consists of Class A common stock reserved for issuance under the 2007 plan.

(3)	Consists of 2,875 shares of common stock and 5,750 shares of Class A common stock, in each case, underlying outstanding options under a stock option agreement with one of our directors.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from the information under the caption “Certain Relationships and Related Transactions” contained in our proxy statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the information under the caption “Principal Accountant Fees and Services” contained in our proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements:

The following consolidated financial statements of Benihana Inc. and its subsidiaries (“the Company”), which are set forth on pages 19 through 41 of our 2009 Annual Report to Shareholders included herein as Exhibit 13.01, are incorporated herein by reference as part of this report.

Consolidated Statements of Earnings for the fiscal years ended March 29, 2009, March 30, 2008 and April 1, 2007.

Consolidated Balance Sheets as of March 29, 2009 and March 30, 2008.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 29, 2009, March 30, 2008 and April 1, 2007.

Consolidated Statements of Cash Flows for the fiscal years ended March 29, 2009, March 30, 2008 and April 1, 2007.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

Management’s Report on Internal Control Over Financial Reporting.

	2.	Financial Statement Schedules:

None

	3.	Exhibits:

2.01
Amended and Restated Agreement and Plan of Reorganization dated as of December 29, 1994 and amended as of March 17, 1995 among BNC, BOT, the Company and BNC Merger Corp. Incorporated by reference to Exhibit 2.01 to the Company’s Registration Statement on Form S-4, Registration No. 33-88295, made effective March 23, 1995 (the “S-4”).

		3.01	Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.01 to the S-4 and to Exhibit 1 on Form 8-A dated February 12, 1997.

		3.02	By-Laws of the Company, amended as of June 11, 2009. Incorporated by reference to Exhibit 3.02 to Form 8-K filed June 11, 2009.

		4.01	Certificate of Designation of Rights, Preferences and Terms for the Series A Convertible Preferred Stock of the Company. Incorporated by reference to Exhibit 4.01 to Form 8-K dated May 15, 1995.

		4.02	Form of Certificate representing shares of the Company’s Common Stock. Incorporated by reference to Exhibit 4.02 to the S-4.

		4.03	Form of Certificate representing shares of the Company’s Class A Common Stock. Incorporated by reference to Exhibit 4.03 to the S-4.

		10.01	License Agreement, dated as of May 15, 1995 between BNC and BOT. Incorporated by reference to Exhibit 10.01 to the S-4.

		10.02	1997 Class A Stock Option Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on August 27, 1998 (the “1998 Proxy Statement”).

		10.03	Amended and Restated Directors’ Stock Option Plan. Incorporated by reference to Exhibit B to the 1998 Proxy Statement.

		10.04	2000 Employees’ Class A Common Stock Option Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on August 3, 2000.

		10.05	2003 Directors’ Stock Option plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on August 21, 2003.

10.06
Stockholders Agreement dated as of December 6, 1999 by and among Haru Holding Corp., BNC, Mei Ping Matsumura and the Estate of Arthur Cutler. Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-2, Registration Number 333-68946.

10.07	Preferred Stock Purchase Agreement between Benihana Inc. and BFC Financial Corporation dated June 8, 2004. Incorporated by reference to Exhibit 10.19 of the 2004 10-K.

10.08
Agreement of Sale dated April 17, 2006 by and among Benihana Lincoln Road Corp., Benihana National Corp., Doraku Lincoln Road LLC and Aoki Group LLC. Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 21, 2006.

10.09
Restrictive Covenant and Agreement not to Disclose Confidential Information dated April 17, 2006 by and between Kevin Aoki and Benihana Inc. Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 21, 2006.

10.10	Credit Agreement, dated March 15, 2007, between the Company and its subsidiaries and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 16, 2007.

10.11	Promissory Noted dated March 15, 2007 by the Company in favor of Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 16, 2007.

10.12
Security Agreement, dated March 15, 2007, by and among the Company and its subsidiaries and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 16, 2007.

10.13	Pledge Agreement, dated March 15, 2007, by and among the Company and its subsidiaries and Wachovia, National Association. Incorporated by reference to Exhibit 10.4 to Form 8-K filed March 16, 2007.

10.14	Benihana Executive Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 22, 2007.

10.15
Amended and Restated Rights Agreement, dated as of January 31, 2007 between American Stock Transfer & Trust Company and the Company. Incorporated by reference to Exhibit 99.1 to Form 8-K filed February 2, 2007 and Exhibit 99.2 to Form 8-K filed May 21, 2007.

10.16
Amendment, dated as of May 18, 2007, to Amended and Restated Rights Agreement, dated as of January 31, 2007, by and between the Company and American Stock Transfer & Trust Company. Incorporated by reference to Exhibit 99.1 to Form 8-K filed May 21, 2007.

10.17	2007 Equity Incentive Plan. Incorporated by reference to Exhibit 4.02 to Form S-8 filed April 18, 2008.

10.18	Form of Director Stock Option Agreement under the 2007 Equity Incentive Plan. Incorporated by reference to Exhibit 10.01 to Form S-8 filed April 18, 2008.

10.19	Form of Employee Stock Option Agreement under the 2007 Equity Incentive Plan. Incorporated by reference to Exhibit 10.02 to Form S-8 filed April 18, 2008.

10.20	Form of Employee Restricted Stock Agreement under the Company’s 2007 Equity Incentive Plan. Incorporated by reference to Exhibit 4.03 to Form S-8 filed April 18, 2008.

10.21	Employment Agreement dated March 17, 2008 between Joel A. Schwartz and the Company. Incorporated by reference to Exhibit 10.34 to Form 10-K filed June 13, 2008.

10.22
Second Amendment to Credit Agreement, dated November 19, 2008, by and among the Company and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 21, 2008.

10.23	Amendment, dated November 6, 2008, by and between the Company and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.2 to Form 8-K filed November 21, 2008.

10.24
Third Amendment to Credit Agreement and Consent, dated February 9, 2009, by and among the Company and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 13, 2009.

10.25	Letter Agreement, dated February 9, 2009, by and between the Company and Joel A. Schwartz. Incorporated by reference to Exhibit 10.2 to Form 8-K filed February 13, 2009.

10.26
Amended and Restated Employment Agreement dated March 31, 2008 between Juan C. Garcia and the Company. Incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q/A filed June 26, 2009.

10.27
Amended and Restated Employment Agreement dated March 31, 2008 between Jose I. Ortega and the Company. Incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q/A filed June 26, 2009.

10.28
Amended and Restated Employment Agreement dated March 31, 2008 between Taka Yoshimoto and the Company. Incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q/A filed June 26, 2009.

10.29	Amendment to Preferred Stock Agreement, dated as of June 10, 2009, between the Company and BFC Financial Corporation. Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 11, 2009.

13.01	Portions of the Annual Report to Stockholders for the year ended March 29, 2009.

21.01	Subsidiaries.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2009	BENIHANA INC.

By: /s/ Jose I. Ortega
Jose I. Ortega, Vice President of Finance
and Treasurer – Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the date indicated above by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Richard C. Stockinger	Chief Executive Officer and Director	June 29, 2009
Richard C. Stockinger

/s/ Jose I. Ortega	Vice President of	June 29, 2009
Jose I. Ortega	Finance and Treasurer -
Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ John E. Abdo	Vice Chairman and Director	June 29, 2009
John E. Abdo

/s/ Norman Becker	Director	June 29, 2009
Norman Becker

/s/ J. Ronald Castell	Director	June 29, 2009
J. Ronald Castell

/s/ Darwin C. Dornbush	Chairman and Director	June 29, 2009
Darwin C. Dornbush

/s/ Lewis Jaffe	Director	June 29, 2009
Lewis Jaffe

/s/ Alan B. Levan	Director	June 29, 2009
Alan B. Levan

	Director	June __, 2009
Joseph J. West

/s/ Taka Yoshimoto	Executive Vice President -	June 29, 2009
Taka Yoshimoto	Restaurant Operations
and Director