Form 10-Q
period 2009-07-19
BENIHANA INC
filed 2009-08-31
CIK 935226

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 19, 2009

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

☐ Yes               ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes               ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value, 5,634,764 shares outstanding at August 17, 2009
Class A common stock $.10 par value, 9,766,761 shares outstanding at August 17, 2009

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE FOUR PERIODS ENDED JULY 19, 2009 AND JULY 20, 2008

BENIHANA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)

	July 19, 2009	March 29, 2009
Assets
Current Assets:
Cash and cash equivalents	$2,253	$3,891
Receivables, net	1,578	1,833
Inventories	6,527	6,529
Income tax receivable	494	1,304
Prepaid expenses and other current assets	3,208	2,603
Investment securities available for sale - restricted	727	631
Deferred income tax asset, net	1,143	721
Total current assets	15,930	17,512

Property and equipment, net	202,916	203,299
Goodwill	18,020	18,020
Deferred income tax asset, net	9,933	9,900
Other assets, net	8,098	8,396
Total assets	$254,897	$257,127

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,417	$7,027
Accrued expenses	26,238	25,821
Accrued put option liability	3,718	3,718
Total current liabilities	35,373	36,566

Deferred obligations under operating leases	13,425	13,238
Borrowings under line of credit	30,855	33,351
Other long term liabilities	1,839	1,999
Total liabilities	81,492	85,154

Commitments and contingencies (Notes 5 and 9)

Convertible preferred stock - $1.00 par value; authorized - 5,000,000 shares; Series B mandatory redeemable convertible preferred stock - authorized - 800,000 shares; issued and outstanding – 800,000 shares, respectively, with a liquidation preference of $20 million plus accrued and unpaid dividends as of July 19, 2009	19,562	19,536

Stockholders’ Equity
Common stock - $.10 par value; convertible into Class A common stock; authorized, 12,000,000 shares; issued and outstanding, 5,629,014 and 5,603,139 shares, respectively	563	560
Class A common stock - $.10 par value; authorized, 20,000,000 shares; issued and outstanding, 9,755,261 and 9,693,511 shares, respectively	976	970
Additional paid-in capital	70,067	69,479
Retained earnings	82,384	81,625
Accumulated other comprehensive loss, net of tax	(147)	(197)
Total stockholders’ equity	153,843	152,437
Total liabilities, convertible preferred stock and stockholders’ equity	$254,897	$257,127

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share information)

	Four Periods Ended
	July 19, 2009	July 20, 2008

Revenues:
Restaurant sales	$95,465	$93,925
Franchise fees and royalties	507	535
Total revenues	95,972	94,460

Restaurant Expenses:
Cost of food and beverage sales	22,358	22,600
Restaurant operating expenses	60,910	58,920
Restaurant opening costs	903	735
Marketing, general and administrative expenses	9,821	8,776
Total operating expenses	93,992	91,031

Income from operations	1,980	3,429
Interest expense, net	(397)	(56)

Income before income taxes	1,583	3,373
Income tax provision	491	1,181

Net Income	1,092	2,192
Less: Accretion of preferred stock issuance costs and preferred stock dividends	333	334

Net income attributable to common stockholders	$759	$1,858

Earnings Per Share
Basic earnings per common share	$0.05	$0.12
Diluted earnings per common share	$0.05	$0.12

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Four Periods Ended July 19, 2009
(In thousands, except share information)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity

Balance, March 29, 2009	$560	$970	$69,479	$81,625	$(197)	$152,437

Comprehensive income:

Net income				1,092		1,092

Change in unrealized loss on investment securities available for sale, net of tax					50	50

Total comprehensive income						1,142

Issuance of 25,875 shares of common stock and 61,750 shares of Class A common stock from exercise of options	3	6	402			411

Dividends declared on Series B preferred stock				(307)		(307)

Accretion of issuance costs on Series B preferred stock				(26)		(26)

Stock-based compensation			158			158

Tax benefit from stock option exercises			28			28

Balance, July 19, 2009	$563	$976	$70,067	$82,384	$(147)	$153,843

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Four Periods Ended
	July 19, 2009	July 20, 2008

Operating Activities:
Net income	$1,092	$2,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,001	5,710
Stock-based compensation	158	253
Tax benefit from stock option exercises	(28)	—
Loss on disposal of assets	1	—
Deferred income taxes	(490)	(829)
Change in operating assets and liabilities that provided (used) cash:
Receivables	81	529
Inventories	2	(173)
Prepaid expenses and other current assets	(605)	(125)
Income taxes and other long term liabilities	859	1,447
Other assets	149	(1,008)
Accounts payable	(462)	1,778
Accrued expenses and deferred obligations under operating leases	2,953	(34)
Net cash provided by operating activities	9,711	9,740
Investing Activities:
Expenditures for property and equipment and computer software	(8,959)	(18,968)
Collection of insurance proceeds	174	—
(Purchase) sale of investment securities, available for sale, net	(11)	6
Net cash used in investing activities	(8,796)	(18,962)
Financing Activities:
Borrowings on line of credit	28,050	35,203
Repayments on line of credit	(30,546)	(25,411)
Dividends paid on Series B preferred stock	(496)	(497)
Proceeds from issuance of common stock and Class A common stock upon exercise of stock options	411	—
Tax benefit from stock option exercises	28	—
Net cash (used in) provided by financing activities	(2,553)	9,295
Net (decrease) increase in cash and cash equivalents	(1,638)	73
Cash and cash equivalents, beginning of period	3,891	1,718
Cash and cash equivalents, end of period	$2,253	$1,791

Supplemental Disclosures of Cash Flow Information:
Cash paid during the four periods:
Interest	$515	$212
Income taxes	113	563
Noncash investing and financing activities:
Acquired property and equipment for which cash payments had not yet been made	$2,378	$4,621
Accrued but unpaid dividends on the Series B preferred stock	52	55
Change in unrealized loss on investment securities available for sale, net of tax	50	(1)

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General

The accompanying condensed consolidated balance sheet as of March 29, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the four periods ended July 19, 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 29, 2009 appearing in the Benihana Inc. and Subsidiaries (“we, “our,” “us,” “the Company”) Annual Report on Form 10-K filed with the SEC.

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The results of operations for the four periods (sixteen weeks) ended July 19, 2009 are not necessarily indicative of the results to be expected for the full year.

We have a 52/53-week fiscal year. Our fiscal year ends on the Sunday occurring within the dates of March 26 and April 1. We divide the fiscal year into 13 four-week periods where the first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consist of 3 periods totaling 12 weeks each. In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year. This operating calendar provides for a consistent number of operating days within each period, as well as ensures that certain holidays significant to us occur consistently within the same fiscal quarters. Because of the differences in length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable. Fiscal year 2010 will end on March 28, 2010 and fiscal year 2009 ended on March 29, 2009, where both fiscal years consist of 52 weeks each.

2.	Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

Our adoption of the provisions of SFAS 157 on March 31, 2008 with respect to financial assets and liabilities measured at fair value did not have a material impact on our fair value measurements on our condensed consolidated financial statements. Our adoption of the provisions of SFAS 157 on March 30, 2009, with respect to nonfinancial assets and liabilities, including (but not limited to) the valuation of our reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment did not have a material impact on our fair value measurements or our condensed consolidated financial statements for the four periods ended July 19, 2009.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring after March 30, 2009. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141R.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Our adoption of FSP FAS 107-1 and APB 28-1 on March 30, 2009 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements but does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Our adoption of FSP FAS 115-2 on March 30, 2009 did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We have completed an evaluation of subsequent events required to be disclosed in the notes to the interim condensed consolidated financial statements as of and for the four periods ended July 19, 2009 through August 31, 2009, the date the interim condensed consolidated financial statements were issued and filed with the SEC. Our adoption of SFAS 165 on March 30, 2009 did not result in significant changes in the subsequent events that we report, either through recognition or disclosure, in our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). The objective of SFAS 168 is to replace FASB Statement No. 162 and to establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and it is the FASB’s view that the issuance of this statement and the ASC will not change US GAAP. We do not anticipate that the adoption of SFAS 168 will have a material impact on our condensed consolidated financial statements. However, references to authoritative accounting literature contained in our financial statements will be made in accordance with the ASC commencing with our quarterly report as of and for the three periods ending October 11, 2009.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Inventories

Inventories consist of the following (in thousands):

	July 19, 2009	March 29, 2009

Food and beverage	$2,843	$2,785
Supplies	3,684	3,744

	$6,527	$6,529

4.	Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short-term nature of the items as of July 19, 2009 and March 29, 2009. The carrying amounts of our debt at July 19, 2009 and March 29, 2009 approximate fair value due to the variable rates associated with the debt instrument.

We adopted SFAS 157 with respect to financial assets and financial liabilities effective March 31, 2008 and adopted the remaining provisions of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities on March 30, 2009. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies that fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset and liability. As a basis for considering such assumptions, SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

As of July 19, 2009, we have certain publicly traded mutual funds that invest in debt and equity securities that are required to be measured at fair value on a recurring basis. We invest in these mutual funds to mirror and track the performance of the elections made by employees that participate in our deferred compensation plan. These mutual fund investments are classified as available for sale and are carried at fair value with unrealized gains and losses reflected as a separate component of stockholders’ equity. We determined the fair value of our investment securities available for sale using quoted market prices (level 1 in the fair value hierarchy).

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables disclose, as of July 19, 2009 and March 29, 2009, our available for sale investment securities that have been in a continuous unrealized net loss position for less than 12 months and those that have been in a continuous unrealized-loss position for 12 or more (in thousands):

	12 months or greater			less than 12 months
	July 19, 2009			July 19, 2009
	Cost	Fair value	Gross unrealized loss	Cost	Fair value	Gross unrealized loss

Equity securities	$866	$630	$(236)	$—	$—	$—
Fixed income securities	67	55	(12)	—	—	—
Money market fund deposits	42	42	—	—	—	—
	$975	$727	$(248)	$—	$—	$—

	12 months or greater			less than 12 months
	March 29, 2009			March 29, 2009
	Cost	Fair value	Gross unrealized loss	Cost	Fair value	Gross unrealized loss

Equity securities	$860	$543	$(317)	$—	$—	$—
Fixed income securities	64	48	(16)	—	—	—
Money market fund deposits	40	40	—	—	—	—
	$964	$631	$(333)	$—	$—	$—

We do not believe these net unrealized losses are other-than-temporary, as we anticipate that will be able to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value. We do not have any present plans to sell any investments that are currently in an unrealized loss position.

Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning March 30, 2009. Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the valuation of our reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment. Subsequent to March 29, 2009, we had no significant measurements of assets or liabilities at fair value on a nonrecurring basis.

5.	Long-Term Debt

We currently have available up to $60.0 million from Wachovia Bank, National Association (“Wachovia”) under the terms of a line of credit entered on March 15, 2007, the second amendment to the line of credit entered into on November 19, 2008 and the third amendment to the line of credit entered into on February 9, 2009. While providing for working capital, capital expenditures and general corporate purposes, the amended line of credit agreement requires that we maintain certain financial ratios and profitability amounts and restricts the payment of cash dividends as well as the use of proceeds to purchase our stock. The amended line of credit allows us to borrow up to $60.0 million through March 15, 2011, provided that $10.0 million of this commitment is subject to Wachovia’s successfully syndicating a portion of the loan or our attaining a leverage ratio of less than 3.5 to 1.0 for two consecutive fiscal quarters, and is secured by the assets of Benihana Inc. The amended line of credit also permits us to further increase the commitment under the credit agreement up to an additional $15.0 million, subject to certain terms and conditions. There are no scheduled payments prior to maturity; however, we may prepay outstanding borrowings prior to that date. The amended line of credit provides for a commitment fee of 0.3% on the unused portion of the loan commitment. Interest rates payable under the amended line of credit vary depending on our leverage ratio and range from 1.25% to 3.50% above the applicable LIBOR rate or, at our option, from 0.0% to 2.0% above the applicable interest rate. For an interim period, the amended line of credit both decreases the fixed charge coverage ratio and increases the leverage ratio, which we are required to maintain under the credit agreement. At July 19, 2009, we were in compliance with the financial covenants of the amended line of credit agreement with Wachovia.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At July 19, 2009, we had $30.9 million outstanding under the amended line of credit with Wachovia at an interest rate of 3.8%. The amount available to be borrowed under the amended line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $0.4 million at July 19, 2009. Accordingly, at July 19, 2009, we had available $18.7 million for borrowing under the amended line of credit, with an additional $10.0 million available under certain terms and conditions.

6.	Income Taxes

We file income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, we are no longer subject to federal and state income tax examinations for years prior to fiscal year 2006. As of July 19, 2009 and March 29, 2009, we had $0.4 million of gross unrecognized tax benefits, all of which would impact the tax rate if recognized, less than $0.1 million accrued for the payment of interest and no amount accrued for the payment of penalties. Of the total unrecognized tax benefits at July 19, 2009, we believe it is reasonably possible that this amount could be reduced by $0.1 million in the next twelve months due to the expiration of statute of limitations. Unrecognized tax benefits and related interest and penalties are generally classified as other long term liabilities in the accompanying condensed consolidated balance sheets. It is our continuing policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

7.	Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during each period. The diluted earnings per common share computation includes dilutive common share equivalents issued under our various stock option plans and conversion rights of Series B preferred stock.

The components used in the computation of basic earnings per share and diluted earnings per share for each fiscal year are shown below (in thousands):

	Four Periods Ended
	July 19, 2009	July 20, 2008

Net income, as reported	$1,092	$2,192
Less: Accretion of preferred stock issuance costs and preferred stock dividends	333	334
Income for computation of basic earnings per common share	759	1,858
Add: Accretion of preferred stock issuance costs and preferred stock dividends	—	334
Income for computation of diluted earnings per common share	$759	$2,192

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Four Periods Ended
	July 19, 2009	July 20, 2008

Weighted average number of common shares used in basic earnings per share effect of dilutive securities:	15,352	15,279
Stock options	22	90
Series B preferred stock	—	3,226
Weighted average number of common shares and dilutive potential common stock used in diluted earnings per share	15,374	18,595

Stock options to purchase approximately 1.1 million shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect for the four periods ended July 19, 2009. For the four periods ended July 20, 2008, stock options to purchase approximately 0.8 million shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

In accordance with SFAS 128, “Earnings per Share,” convertible preferred stock shall be assumed to have been converted at the beginning of the period and the resulting common shares shall be included in the denominator of diluted EPS. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. Convertible preferred stock is anti-dilutive whenever the amount of the dividend declared in or accumulated for the current period per common share obtainable upon conversion exceeds basic EPS. For the four periods ended July 19, 2009, the dividend declared per common share obtainable upon conversion of the Series B preferred stock exceeds basic EPS.

8.	Stock-Based Compensation

The number of shares of Class A common stock available for grant under the 2007 Equity Incentive Plan is 750,000. As of July 19, 2009, of these amounts, we have granted 25,900 shares of restricted Class A common stock and options to purchase 413,400 shares of Class A common stock, leaving 310,700 shares available for future grants. On August 20, 2009, our shareholders approved an amendment to the 2007 Equity Incentive Plan, which (i) increased the number of authorized shares of our Class A common stock available for issuance under the equity plan by 2,000,000 shares to an aggregate of 2,750,000 shares, (ii) increased the number of shares which may be issued under the equity plan upon the exercise of incentive stock options by 1,450,000 shares to an aggregate of 2,000,000 shares and (iii) increased the maximum number of shares for which an employee of the Company may be granted equity awards under the equity plan during any calendar year by 550,000 shares to 750,000 shares.

We recorded $0.2 million (approximately $0.1 million, net of tax) and $0.3 million (approximately $0.2 million, net of tax) in stock-based compensation expense during the four periods ended July 19, 2009 and July 20, 2008, respectively.

Stock Options

Options to purchase 30,000 shares of Class A common stock were granted during the four periods ended July 20, 2008, and the following assumptions were used in the Black-Scholes option pricing model used in valuing options granted:

Risk free interest rate	3.70%
Expected term	3 years
Expected dividend yield	—
Expected volatility	51%

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a summary of stock option activity for the four periods ended July 19, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		(per share)	(in years)	(in thousands)
Outstanding at March 29, 2009	1,610,363	$9.61	4.03	$10
Granted	—	—
Canceled/Expired	(334,075)	8.54
Exercised	(87,625)	4.70
Outstanding at July 19, 2009	1,188,663	$10.28	4.89	$434
Exercisable at July 19, 2009	989,463	$10.47	4.83	$239

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. For the four periods ended July 19, 2009, the total intrinsic value of stock options exercised was $0.1 million. Proceeds from stock options exercised during the four periods ended July 19, 2009 totaled $0.4 million. Upon the exercise of stock options, shares are issued from new issuances of stock. The tax benefit realized for tax deductions from stock options exercised during the four periods ended July 19, 2009 totaled less than $0.1 million. No stock options were exercised, cancelled, expired or forfeited in the four periods ended July 20, 2008. At July 19, 2009, total unrecognized compensation cost related to non-vested share-based compensation totaled $0.5 million and is expected to be recognized over approximately 2.0 years.

Restricted stock

The following is a summary of restricted stock activity for the four periods ended July 19, 2009:

	Shares	Weighted Average Grant Date Fair Value
		(per share)

Nonvested at March 29, 2009	9,533	$10.35
Granted	—	—
Forfeited	—	—
Vested	—	—
Nonvested at July 19, 2009	9,533	$10.35

The aggregate intrinsic value of vested restricted stock awards was $0.1 million and less than $0.1 million at July 19, 2009 and March 29, 2009, respectively. At July 19, 2009, there was $0.1 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over approximately 1.7 years.

9.	Commitments and Contingencies

Acquisitions – Haru Holding Corp.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On December 19, 2007, the Court dismissed all of the claims against us, except for the breach of fiduciary duty and breach of contract claims. On January 25, 2008, we filed our Answer and Affirmative Defenses to the Amended Complaint. The parties have completed fact and expert discovery. On December 22, 2008, the Court entered an order referring the case for a settlement conference. No settlement was reached. On April 3, 2009, both parties filed cross-motions for summary judgment. During May 2009, each party responded to the other’s motion for summary judgement, and the briefing on the motions for summary judgement has concluded. The parties are currently waiting for the Court to rule on these motions.

We believe that we have correctly calculated the put option price and that the claims of the former minority stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

We are not subject to any other significant pending legal proceedings, other than ordinary routine claims incidental to our business.

Supply Agreements

We have entered into non-cancellable supply agreements for the purchase of certain beef and seafood items, in the normal course of business, at fixed prices for up to twelve-month terms. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

10.	Restaurant Operating Expenses

Restaurant operating expenses consist of the following (in thousands):

	Four Periods Ended
	July 19, 2009	July 20, 2008

Labor and related costs	$33,316	$33,606
Restaurant supplies	2,512	2,295
Credit card discounts	1,813	1,795
Utilities	2,773	2,727
Occupancy costs	6,468	5,811
Depreciation and amortization	5,663	5,581
Other restaurant operating expenses	8,365	7,105
Total restaurant operating expenses	$60,910	$58,920

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Segment Reporting

Our reportable segments are those that are based on our methods of internal reporting and management structure. We manage operations by restaurant concept.

Revenues for each of the segments consist of restaurant sales. Franchise revenues, while generated from Benihana franchises, have not been allocated to the Benihana teppanyaki segment. Franchise revenues are reflected as corporate revenues.

The tables below present information about reportable segments (in thousands):

	Four Periods Ended
	July 19, 2009
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$63,224	$22,107	$10,134	$507	$95,972
Income (loss) from operations	4,528	737	1,053	(4,338)	1,980
Capital expenditures, net of insurance proceeds	4,990	3,545	55	195	8,785

	Four Periods Ended
	July 20, 2008
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$64,233	$17,803	$11,889	$535	$94,460
Income (loss) from operations	5,701	106	1,362	(3,740)	3,429
Capital expenditures	12,545	6,190	233	—	18,968

12.	Subsequent Event

On August 30, 2009, we permanently closed our Benihana teppanyaki restaurant located in the Georgetown area of Washington, D.C. The impact of this closure will not have a material impact on our condensed consolidated financial statements.

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

Total revenues increased 1.6% in the current four periods ended July 19, 2009 when compared to the corresponding period a year ago. Net income decreased 50.2% in the current four periods ended July 19, 2009, when compared to the corresponding period a year ago. Earnings per diluted share decreased 58.3% in the current four periods ended July 19, 2009, when compared to the corresponding period a year ago. For purposes of calculating diluted earnings per share, we experienced a decrease of 17.3% in the diluted weighted average shares outstanding for the current four periods ended July 19, 2009, when compared to the corresponding period a year ago.

Results for the four periods ended July 19, 2009 continued to be adversely impacted by a challenging economic environment, resulting in softer sales trends and increased costs at the restaurant level. In response to the ongoing macroeconomic and industry challenges, we are actively managing our controllable expenses and, in an effort to drive traffic, continue to highlight the distinct nature of the guest experience through a combination of media advertising and local marketing initiatives at our Benihana teppanyaki, RA Sushi and Haru concepts. Additionally, we have reduced capital expenditures and limited near-term expansion to those development projects for which leases have already been executed. We are also in the process of improving the guest experience at our Benihana teppanyaki restaurants. Our Benihana Teppanyaki Renewal Program focuses on improving guest perceptions as they relate to image, quality, consistency, and lack-of-Japan and raises the quality of food and beverages and level of service standards.

The following tables reflect changes in restaurant count during the four periods ended July 19, 2009 and July 20, 2008:

	Four Periods Ended
	July 19, 2009

	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	64	22	9	95
Openings	1	2	—	3
Restaurant count, end of period	65	24	9	98

	Four Periods Ended
	July 20, 2008

	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	60	18	9	87
Openings	—	2	—	2
Restaurant count, end of period	60	20	9	89

As of July 19, 2009, there were also 22 franchised Benihana teppanyaki restaurants operating in the United States, Latin America and the Caribbean.

REVENUES

Four Periods Ended July 19, 2009 Compared to July 20, 2008:

The following table shows revenues for the four periods ended July 19, 2009 when compared to the same period in the prior fiscal year as well as the related dollar and percentage changes (dollar amounts in thousands):

	Four Periods Ended		Change
	July 19, 2009	July 20, 2008	$	%

Restaurant sales	$95,465	$93,925	$1,540	1.6%
Franchise fees and royalties	507	535	(28)	-5.2%
Total revenues	$95,972	$94,460	$1,512	1.6%

Components of restaurant revenues consisted of the following (dollar amounts in thousands):

	Four Periods Ended		Change
	July 19, 2009	July 20, 2008	$	%
Total restaurant sales by concept:
Teppanyaki	$63,224	$64,233	$(1,009)	-1.6%
RA Sushi	22,107	17,803	4,304	24.2%
Haru	10,134	11,889	(1,755)	-14.8%
Total restaurant sales	$95,465	$93,925	$1,540	1.6%

Comparable restaurant sales by concept:
Teppanyaki	$55,919	$64,317	$(8,398)	-13.1%
RA Sushi	18,431	17,803	628	3.5%
Haru	10,134	11,889	(1,755)	-14.8%
Total comparable restaurant sales	$84,484	$94,009	$(9,525)	-10.1%

The decrease in Benihana teppanyaki comparable sales was primarily the result of an 11.6% decrease in dine-in guest counts and a decrease of 1.7% in the average per person dine-in guest check at locations opened longer than one year. RA Sushi’s increase in comparable sales was primarily driven by a 10.5% increase in dine-in guest counts offset by a decrease of 6.7% in the average per person dine-in guest check at locations opened longer than one year. Haru’s comparable sales decrease was primarily the result of a 17.4% decrease in dine-in guest counts as well as a 16.6% decrease in take-out sales offset by an increase of 4.2% in the average per person dine-in guest check at locations open longer than one year. The decrease in average per person dine-in guest check at RA Sushi is primarily attributable to an extended lower-priced happy hour menu implemented during the second quarter of 2009, partially offset by a 1% price increase on regular menu items also implemented in the second quarter of 2009. The increase in the average per person dine-in guest check at Haru is primarily due to a 1% price increase effected during the second quarter of 2009.

We believe that the decreases experienced in comparable guest counts are reflective of the current economic conditions impacting consumers. We anticipate that sales trends will remain soft for the foreseeable future. Accordingly, depressed sales volumes will continue to impact the operating efficiencies attainable at both the restaurant and corporate levels.

The following table summarizes the changes in restaurant sales between the four periods ended July 19, 2009 and July 20, 2008 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the four periods ended July 20, 2008	$64,233	$17,803	$11,889	$93,925
(Decrease) increase in comparable sales	(8,398)	628	(1,755)	(9,525)
Increase from new restaurants	3,026	3,676	—	6,702
Increase from temporary closures, net	4,363	—	—	4,363
Restaurant sales during the four periods ended July 19, 2009	$63,224	$22,107	$10,134	$95,465

COSTS AND EXPENSES

Four Periods Ended July 19, 2009 Compared to July 20, 2008:

The following table summarizes costs and expenses by concept, as well as consolidated, for the four periods ended July 19, 2009 and July 20, 2008 (in thousands):

	Four Periods Ended
	July 19, 2009

	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Cost of food and beverage sales	$14,406	$5,672	$2,280	$—	$22,358
Restaurant operating expenses	41,248	13,458	6,204	—	60,910
Restaurant opening costs	183	720	—	—	903
Marketing, general and administrative expenses	2,859	1,520	597	4,845	9,821
Total operating expenses	$58,696	$21,370	$9,081	$4,845	$93,992

	Four Periods Ended
	July 20, 2008

	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Cost of food and beverage sales	$15,485	$4,383	$2,732	$—	$22,600
Restaurant operating expenses	40,551	11,126	7,243	—	58,920
Restaurant opening costs	8	727	—	—	735
Marketing, general and administrative expenses	2,488	1,461	552	4,275	8,776
Total operating expenses	$58,532	$17,697	$10,527	$4,275	$91,031

BENIHANA INC. AND SUBSIDIARIES

The following table summarizes costs and expenses as a percentage of restaurant sales by concept, as well as consolidated, for the four periods ended July 19, 2009 and July 20, 2008:

	Four Periods Ended
	July 19, 2009

	Teppanyaki	RA Sushi	Haru	Consolidated

Cost of food and beverage sales	22.8%	25.7%	22.5%	23.4%
Restaurant operating expenses	65.2%	60.9%	61.2%	63.8%
Restaurant opening costs	0.3%	3.3%	0.0%	0.9%
Marketing, general and administrative expenses	4.5%	6.9%	5.9%	10.3%
Total operating expenses	92.8%	96.7%	89.6%	98.5%

	Four Periods Ended
	July 20, 2008

	Teppanyaki	RA Sushi	Haru	Consolidated

Cost of food and beverage sales	24.1%	24.6%	23.0%	24.1%
Restaurant operating expenses	63.1%	62.5%	60.9%	62.7%
Restaurant opening costs	0.0%	4.1%	0.0%	0.8%
Marketing, general and administrative expenses	3.9%	8.2%	4.6%	9.3%
Total operating expenses	91.1%	99.4%	88.5%	96.9%

Cost of food and beverage sales

The consolidated cost of food and beverage sales for the current four periods decreased in dollar amount and when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago. The decrease in dollar amount and as a percentage of sales, during the current four periods, is attributable to overall lower year-over-year commodity costs. During the fourth quarter of fiscal year 2009, we were able to renew certain commodity purchase agreements at terms more favorable than those in place during the first three quarters of fiscal year 2009. As expected, cost of sales as a percentage of restaurant sales were favorable during the current quarter when compared to fiscal year 2009. However, cost of sales as a percentage of restaurant sales will revert to the margins achieved for the full fiscal year 2009 with the rollout of enhanced menu items at Benihana teppanyaki during the second quarter of fiscal year 2010. Specifically at RA Sushi, cost of sales as a percentage of restaurant sales were negatively impacted by the lower-priced extended happy hour menu implemented during the second quarter of fiscal year 2009.

Restaurant operating expenses

Restaurant operating expenses increased in dollar amount and when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago. The increase in absolute amount is primarily due to the addition of new restaurant units between periods. The increase, when expressed as a percentage of sales, is a result of operating inefficiencies associated with decreasing comparable sales in the current period at mature restaurants, specifically as it relates to fixed costs, including occupancy expense, and inefficiencies associated with the opening of one new Benihana teppanyaki restaurant and two new RA Sushi restaurants. RA Sushi, however, was able to expand its operating margins given the increase in comparable sales during the current quarter.

During the four periods ended July 19, 2009, we incurred additional labor costs totaling approximately $0.2 million associated with training on the Benihana Teppanyaki Renewal Program. Training related costs are expected to continue into the second quarter of fiscal year 2010. Additionally, we increased our workers’ compensation liability accrual by approximately $0.6 million as a result of claim developments during the current quarter.

During the four periods ended July 20, 2008, we received and recognized business interruption insurance proceeds of $0.5 million related to the Benihana teppanyaki restaurant located in Memphis, TN that was damaged by fire in February 2008. No similar proceeds were recognized during the four periods ended July 19, 2009. We also recognized additional depreciation expense totaling $0.4 million during the four periods ended July 20, 2008, which resulted from reevaluating the remaining useful lives of assets at Benihana teppanyaki restaurants to be renovated as part of our renovation program. No similar charges were recognized during the four periods ended July 19, 2009.

Restaurant opening costs

Restaurant opening costs in the four periods ended July 19, 2009 increased in dollar amount and as a percentage of sales when compared to the prior year corresponding period. The increase in the current period when compared to the equivalent period a year ago is due to the timing of store openings. Full-year fiscal year 2010 restaurant opening costs are expected to decrease as compared to full-year fiscal year 2009, as one location opened during the second quarter of fiscal year 2010, and we currently have only one additional restaurant under development.

Marketing, general and administrative costs

Marketing, general and administrative costs increased in dollar amount and when expressed as a percentage of sales in the four periods ended July 19, 2009, as compared to the prior year corresponding period. These increases are primarily due to the write-off of costs totaling $0.2 million associated with development projects that were terminated during the four periods ended July 19, 2009. Additionally, corporate depreciation expense increased by approximately $0.2 million, as compared to the prior comparable period, due to depreciation expense on the ERP system that was implemented during fiscal year 2009. Corporate salaries increased by approximately $0.2 million, during the quarter, as a result of changes in our Benihana teppanyaki corporate operations. Specifically, changes were made in our regional manager structure with related changes in roles and responsibilities.

Interest (expense) income, net

Interest expense increased in the four periods ended July 19, 2009 when compared to the prior year corresponding period as we continued to draw on the line of credit to finance expansion. Interest income decreased in the four periods ended July 19, 2009 when compared to the corresponding period in prior year and is expected to decrease in the future as we are in a net borrowing position.

Income tax provision

Our effective income tax rate was 31.0% and 35.0% for the four periods ended July 19, 2009 and July 20, 2008, respectively. During the four periods ended July 19, 2009, our effective income tax rate was impacted by increasing tax credits with decreasing taxable income.

FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source to fund our capital expenditures; however, as a result of our recent expansion and renovation programs, we have relied more upon financing obtained from financial institutions in fiscal year 2009.

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance these items. As a result, many restaurant businesses, including our own, operate with negative working capital. During the four periods ended July 19, 2009, working capital deficit has increased by $0.4 million. This trend is reflective of our recent expansion.

Line of credit

We currently have available up to $60.0 million from Wachovia Bank, National Association (“Wachovia”) under the terms of a line of credit entered on March 15, 2007, the second amendment to the line of credit entered into on November 19, 2008 and the third amendment to the line of credit entered into on February 9, 2009. While providing for working capital, capital expenditures and general corporate purposes, the amended line of credit agreement requires that we maintain certain financial ratios and profitability amounts and restricts the payment of cash dividends as well as the use of proceeds to purchase our stock. The amended line of credit allows us to borrow up to $60.0 million through March 15, 2011, provided that $10.0 million of this commitment is subject to Wachovia’s successfully syndicating a portion of the loan or our attaining a leverage ratio of less than 3.5 to 1.0 for two consecutive fiscal quarters, and is secured by the assets of Benihana Inc. The amended line of credit also permits us to further increase the commitment under the credit agreement up to an additional $15.0 million, subject to certain terms and conditions. There are no scheduled payments prior to maturity; however, we may prepay outstanding borrowings prior to that date. The amended line of credit provides for a commitment fee of 0.3% on the unused portion of the loan commitment. Interest rates payable under the amended line of credit vary depending on our leverage ratio and range from 1.25% to 3.50% above the applicable LIBOR rate or, at our option, from 0.0% to 2.0% above the applicable interest rate. For an interim period, the amended line of credit both decreases the fixed charge coverage ratio and increases the leverage ratio, which we are required to maintain under the credit agreement. At July 19, 2009, we were in compliance with the financial covenants of the amended line of credit agreement with Wachovia.

At July 19, 2009, we had $30.9 million outstanding under the amended line of credit with Wachovia at an interest rate of 3.8%. The amount available to be borrowed under the amended line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $0.4 million at July 19, 2009. Accordingly, at July 19, 2009, we had available $18.7 million for borrowing under the amended line of credit, with an additional $10.0 million available under certain terms and conditions.

We believe that, under the terms of the amended line of credit, we have sufficient capital available to execute our expansion plans, along with the flexibility necessary to operate in the current economic environment. Our liquidity and capital resource strategies are focused on managing capital to maintain compliance with the financial ratios contained in the amended line of credit agreement with Wachovia. To the extent that in the future we believe that we will be unable to comply with the financial covenants contained in the amended line of credit agreement, we will seek an amendment or waiver of our amended line of credit agreement, which could increase the cost of debt. If we were unable to obtain a waiver or amendment, our failure to satisfy these ratios would result in a default under our amended line of credit agreement and could permit acceleration of all of our indebtedness.

Series B Preferred Stock

We have outstanding 0.8 million shares of Series B Preferred Stock. The Series B preferred stock has a liquidation preference of $20.0 million, or $25.00 per share, (subject to anti-dilution provisions) plus accrued and unpaid dividends. The 0.8 million shares of Series B preferred stock outstanding at July 19, 2009 are convertible into an aggregate 1.6 million shares of common stock. The Series B preferred stock carries a dividend at the annual rate of $1.25 per share (or 5% of the purchase price) payable in cash or additional Series B preferred stock and votes on an “as if converted” basis together with our common stock on all matters put to a vote of the common stockholders.

We are obligated to redeem the Series B preferred stock at its original issue price on July 2, 2014, which date may be extended by the holders of a majority of the then-outstanding shares of Series B preferred stock to a date no later than July 2, 2024. We may pay the redemption in cash or, at our option, in shares of common stock valued at then-current market prices unless the aggregate market value of our common stock and any other common equity is below $75.0 million. In addition, the Series B preferred stock may, at our option, be redeemed in cash at any time beginning three years from the date of issue if the volume-weighted average price of the common stock exceeds approximately $25.33 per share (as adjusted to reflect the three-for-two stock split) for sixty consecutive trading days.

Expansion

In response to the current economic environment, we have limited near-term expansion to those development projects for which leases have already been executed. We currently have one Benihana teppanyaki restaurant under development. Our future capital requirements and the adequacy of available funds will depend on many factors, including market acceptance of products, the operating performance of our restaurants, the duration of current economic conditions, the cost and availability of credit, acquisitions and the timing and rate of restaurant expansion. For fiscal year 2010, we anticipate that our cash flow from operations will be sufficient to provide for our projected capital requirements, as we are anticipating a significant reduction in capital expenditures given the timing and rate of planned development. As a result and given the uncertainty of the macroeconomic environment, we plan to evaluate other uses of capital, including, but not limited to, debt repayment.

Minority Stockholders Liability

As further discussed in Note 9, Commitments and Contingencies, of the condensed consolidated financial statements, we will also use our capital resources to settle the outstanding liability incurred when the holders of the balance of Haru’s equity (the “minority stockholders”) exercised their put option in Haru Holding Corp. On July 1, 2005, the former minority stockholders exercised the put option to sell their respective shares to us, and we acquired the remaining 20% of the equity of Haru. Currently, there is a dispute between us and the former minority stockholders concerning the price at which the former minority stockholders exercised their put option to sell their remaining interest in Haru. We believe that the proper application of the put option price formula would result in a payment to the former minority stockholders of approximately $3.7 million. We have offered to pay this amount to the former minority stockholders and recorded a $3.7 million liability for the payment of the put option with respect thereto. There can be no assurance as to the outcome of this litigation.

Cash Obligation to Former Director, Chairman and Chief Executive Officer

We will also use our capital resources to fund the cash obligation of $2.9 million in connection with the resignation of Joel A. Schwartz from his positions as Director, Chairman and Chief Executive Officer on February 9, 2009. In accordance with Mr. Schwartz’s employment agreement, he was paid a lump sum severance payment of $0.9 million six months after his resignation and a retirement benefit of $2.0 million to be paid in sixty equal monthly installments and the first six installments were not paid until six months after his resignation.

Supply Agreements

We have entered into non-cancellable supply agreements for the purchase of beef and certain seafood items, in the normal course of business, at fixed prices for periods up to twelve months. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

Cash Flows

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

	Four Periods Ended
	July 19, 2009	July 20, 2008

Net cash provided by operating activities	$9,711	$9,740
Net cash used in investing activities	(8,796)	(18,962)
Net cash (used in) provided by financing activities	(2,553)	9,295
Net (decrease) increase in cash and cash equivalents	$(1,638)	$73

Management believes that our cash from operations and the funds available under our credit facility will provide sufficient capital to fund operations, commitments and contingencies and restaurant expansion for at least the next twelve months.

Operating Activities

Net cash provided by operating activities totaled $9.7 million for the four periods ended July 19, 2009 and July 20, 2008.

Investing Activities

Capital expenditures were $9.0 and $19.0 million for the four periods ended July 19, 2009 and July 20, 2008, respectively. Full-year fiscal 2010 capital expenditures are expected to decrease as compared to full-year fiscal 2009 in response to the current macroeconomic conditions where we have opted to reduce capital expenditures and have limited near-term expansion to those development projects for which leases have already been executed.

During the four periods ended July 19, 2009, we received $0.2 million in insurance proceeds related to the Benihana teppanyaki restaurant located in Memphis, TN that was damaged by fire, which proceeds were used to rebuild the restaurant. The Memphis, TN location re-opened on January 21, 2009.

Financing Activities

We began drawing on our line of credit with Wachovia in fiscal year 2008 to fund the expansion and renovation programs. It is anticipated that we will begin using cash from operations to begin to pay down outstanding borrowings during fiscal year 2010. Refer to “Financial Resources” above for a discussion of the amended terms of our line of credit agreement. During the four periods ended July 19, 2009, we borrowed $28.1 million under the line of credit and made $30.5 million in payments. During the four periods ended July 20, 2008, we borrowed $35.2 million under the line of credit and made $25.4 million in payments.

During the four periods ended July 19, 2009 and July 20, 2008, we paid $0.5 million in dividends on the Series B preferred stock.

Contractual Obligations

There were no material changes outside the ordinary course of business during the interim period to those contractual obligations disclosed in our annual report on Form 10-K for the year ended March 29, 2009.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. A summary of significant accounting policies and estimates and a description of accounting policies that are considered critical may be found in our 2009 Annual Report on Form 10-K, filed on June 29, 2009, in Note 1 of the Notes to Consolidated Financial Statements and the Critical Accounting Policies section of Management’s Discussion and Analysis.

There were no significant changes to our accounting policies during the four periods ended July 19, 2009.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

Our adoption of the provisions of SFAS 157 on March 31, 2008 with respect to financial assets and liabilities measured at fair value did not have a material impact on our fair value measurements on our condensed consolidated financial statements. Our adoption of the provisions of SFAS 157 on March 30, 2009, with respect to nonfinancial assets and liabilities, including (but not limited to) the valuation of our reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment did not have a material impact on our fair value measurements or our condensed consolidated financial statements for the four periods ended July 19, 2009.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations beginning after March 30, 2009. Acquisitions, if any, after the effective date will be accounted for in accordance with SFAS 141R.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Our adoption of FSP FAS 107-1 and APB 28-1 on March 30, 2009 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements but does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Our adoption of FSP FAS 115-2 on March 30, 2009 did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Our adoption of SFAS 165 on March 30, 2009 did not result in significant changes in the subsequent events that we report, either through recognition or disclosure, in our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). The objective of SFAS 168 is to replace FASB Statement No. 162 and to establish the FASB Accounting Standards Codification (“codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and it is the FASB’s view that the issuance of this statement and the codification will not change US GAAP. We do not anticipate that the adoption of SFAS 168 will have a material impact on our condensed consolidated financial statements. However, references to authoritative literature continued in our financial statements will be made in accordance with the ASC commencing with our quarterly report as of and for the three periods ending October 11, 2009.

Forward-Looking Statements

This quarterly report contains various “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs concerning future events, including unit growth, future capital expenditures and other operating information. A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including changes in consumer dining preferences, fluctuations in commodity prices, availability of qualified employees, changes in the general economy, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, harsh weather conditions in areas in which we and our franchisees operate restaurants or plan to build new restaurants, acceptance of our concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete restaurant construction and renovation programs and obtain governmental permits on a reasonably timely basis, an adverse outcome in the dispute between us and the Minority Stockholders of Haru and other factors that we cannot presently foresee.

The Impact of Inflation

The primary inflationary factors affecting our operations are labor and commodity costs. Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of operating resources, including food and other raw materials, labor and other supplies and services. Other than labor costs, we do not believe that inflation has had a material effect on sales or expenses during the last three years. Our restaurant operations are subject to federal and state minimum wage laws governing matters such as working conditions, overtime and tip credits. Significant numbers of our food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage have increased our labor costs in recent years. To the extent permitted by competition, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. To the extent that price increases cannot be passed along to our customers, those increases could impact our financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes. We have no derivative agreements as of July 19, 2009.

We had $30.9 million of borrowings outstanding under our line of credit facility at July 19, 2009. Based on the amounts outstanding as of July 19 2009, a 100 basis point change in interest rates would result in an approximate change to interest expense of approximately $0.3 million.

We purchase commodities such as chicken, beef, lobster and shrimp for our restaurants. The prices of these commodities may be volatile depending upon market conditions. We do not purchase forward commodity contracts because the changes in prices for them have historically been short-term in nature and, in our view, the cost of the contracts is in excess of the benefits.

We have entered into supply agreements for the purchase of beef and certain seafood items, in the normal course of business, at fixed prices for up to twelve month terms. These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

Seasonality of Business

We have a 52/53-week fiscal year. Our fiscal year ends on the Sunday occurring within the dates of March 26 through April 1. We divide the fiscal year into 13 four-week periods. Because of the odd number of periods, our first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consists of 3 periods totaling 12 weeks each. In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year. This operating calendar provides us a consistent number of operating days within each period, as well as ensures that certain holidays significant to us occur consistently within the same fiscal quarters. Because of the differences in length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable. Fiscal year 2010 will end on March 28, 2010 and fiscal year 2009 ended on March 29, 2009, where both fiscal years consist of 52 weeks each.

Our business is not highly seasonal although it has more patrons coming to our Benihana teppanyaki restaurants for special holidays such as Mother’s Day, Valentine’s Day and New Year’s Eve. Mother’s Day falls in our first fiscal quarter of each year, New Year’s Eve falls in the third quarter and Valentine’s Day falls in the fourth quarter.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Acquisitions – Haru Holding Corp.

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

On December, 19, 2007, the Court dismissed all of the claims against us, except for the breach of fiduciary duty and breach of contract claims. On January 25, 2008, we filed our Answer and Affirmative Defenses to the Amended Complaint. The parties have completed fact and expert discovery. On December 22, 2008, the Court entered an order referring the case for a settlement conference. No settlement was reached. On April 3, 2009, both parties filed cross-motions for summary judgment. During May 2009, each party responded to the other’s motion for summary judgement, and the briefing on the motions for summary judgement has concluded. The parties are currently waiting for the Court to rule on these motions.

We believe that we have correctly calculated the put option price and that the claims of the former minority stockholders are without merit. However, there can be no assurance as to the outcome of this litigation.

We are not subject to any other significant pending legal proceedings, other than ordinary routine claims incidental to our business.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009, which could materially affect our business, financial condition or future results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to management may materially adversely affect our business, financial condition and/or operating results.

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

Benihana Inc.
(Registrant)

Date: August 31, 2009	/s/ Jose I. Ortega
Jose I. Ortega
Vice President - Finance and
Chief Financial Officer