Form 10-Q
period 2009-10-11
BENIHANA INC
filed 2009-11-24
CIK 935226

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 11, 2009

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
Common stock $.10 par value, 5,634,764 shares outstanding at November 6, 2009
Class A common stock $.10 par value, 9,769,761 shares outstanding at November 6, 2009

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE AND SEVEN PERIODS ENDED OCTOBER 11, 2009 AND OCTOBER 12, 2008

BENIHANA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)

	October 11,	March 29,
	2009	2009
Assets
Current Assets:
Cash and cash equivalents	$1,736	$3,891
Receivables, net	1,366	1,833
Inventories	7,649	6,529
Income tax receivable	2,121	1,304
Prepaid expenses and other current assets	4,378	2,603
Investment securities available for sale - restricted	511	631
Deferred income tax asset, net	592	721
Total current assets	18,353	17,512

Property and equipment, net	201,458	203,299
Goodwill	18,020	18,020
Deferred income tax asset, net	10,532	9,900
Other assets, net	7,878	8,396
Total assets	$256,241	$257,127

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$11,103	$7,027
Accrued expenses	25,201	25,821
Accrued put option liability	3,718	3,718
Total current liabilities	40,022	36,566

Deferred obligations under operating leases	13,544	13,238
Borrowings under line of credit	28,142	33,351
Other long term liabilities	1,816	1,999
Total liabilities	83,524	85,154

Commitments and contingencies (Notes 5 and 9)

Convertible preferred stock - $1.00 par value; authorized -
5,000,000 shares; Series B mandatory redeemable convertible
preferred stock - authorized - 800,000 shares; issued and outstanding –
800,000 shares, respectively, with a liquidation preference of $20 million
plus accrued and unpaid dividends as of October 11, 2009	19,583	19,536

Stockholders’ Equity
Common stock - $.10 par value; convertible into Class A common stock; authorized, 12,000,000 shares; issued and outstanding,
5,634,764 and 5,603,139 shares, respectively	563	560
Class A common stock - $.10 par value; authorized, 20,000,000 shares;
issued and outstanding, 9,769,761 and 9,693,511 shares, respectively	977	970
Additional paid-in capital	70,354	69,479
Retained earnings	81,295	81,625
Accumulated other comprehensive loss, net of tax	(55)	(197)
Total stockholders’ equity	153,134	152,437
Total liabilities, convertible preferred stock and stockholders’ equity	$256,241	$257,127

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)
(In thousands, except per share information)

	Three Periods Ended		Seven Periods Ended
	October 11,	October 12,	October 11,	October 12,
	2009	2008	2009	2008

Revenues:
Restaurant sales	$68,989	$69,575	$164,454	$163,500
Franchise fees and royalties	359	405	866	940
Total revenues	69,348	69,980	165,320	164,440

Restaurant Expenses:
Cost of food and beverage sales	16,646	16,899	39,004	39,499
Restaurant operating expenses	47,661	43,720	108,571	102,640
Restaurant opening costs	160	248	1,063	983
Marketing, general and administrative expenses	6,814	5,747	16,635	14,523
Total operating expenses	71,281	66,614	165,273	157,645

(Loss) income from operations	(1,933)	3,366	47	6,795
Interest expense, net	(407)	(334)	(804)	(390)

(Loss) income before income taxes	(2,340)	3,032	(757)	6,405
Income tax (benefit) provision	(1,501)	1,061	(1,010)	2,242

Net (loss) income	(839)	1,971	253	4,163
Less: Accretion of preferred stock issuance costs and preferred stock dividends	250	251	583	585

Net (loss) income attributable to common stockholders	$(1,089)	$1,720	$(330)	$3,578

(Loss) Earnings Per Share
Basic (loss) earnings per common share	$(0.07)	$0.11	$(0.02)	$0.23
Diluted (loss) earnings per common share	$(0.07)	$0.11	$(0.02)	$0.23

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Seven Periods Ended October 11, 2009
(In thousands, except share information)

					Accumulated
					Other
		Class A	Additional		Comprehensive	Total
	Common	Common	Paid-in	Retained	Loss,	Stockholders’
	Stock	Stock	Capital	Earnings	Net of Tax	Equity

Balance, March 29, 2009	$560	$970	$69,479	$81,625	$(197)	$152,437

Comprehensive income:
				253		253
Net income

Change in unrealized loss on investment securities available for sale, net of tax					142	142

Total comprehensive income						395

Issuance of 31,625 shares of common stock and 76,250 shares of Class A common stock from exercise of options	3	7	552			562

Dividends declared on Series B
preferred stock				(536)		(536)

Accretion of issuance costs on
Series B preferred stock				(47)		(47)

Stock-based compensation			291			291

Tax benefit from stock option
exercises			32			32

Balance, October 11, 2009	$563	$977	$70,354	$81,295	$(55)	$153,134

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Seven Periods Ended
	October 11,	October 12,
	2009	2008

Operating Activities:
Net income	$253	$4,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,722	9,811
Stock-based compensation	291	448
Tax benefit from stock option exercises	(32)	(18)
Loss on disposal of assets	1	-
Deferred income taxes	(602)	(784)
Change in operating assets and liabilities that provided (used) cash:
Receivables	293	1,334
Inventories	(1,120)	(385)
Prepaid expenses and other current assets	(1,775)	(738)
Income taxes	(761)	2,025
Other assets	302	(1,398)
Accounts payable	5,640	2,197
Accrued expenses and deferred obligations under operating leases	2,161	89
Net cash provided by operating activities	15,373	16,744
Investing Activities:
Expenditures for property and equipment and computer software	(12,952)	(27,838)
Collection of insurance proceeds	174	1,470
Sale (purchase) of investment securities, available for sale, net	361	(15)
Net cash used in investing activities	(12,417)	(26,383)
Financing Activities:
Borrowings on line of credit	49,073	60,869
Repayments on line of credit	(54,282)	(50,909)
Dividends paid on Series B preferred stock	(496)	(499)
Proceeds from issuance of common stock and Class A common stock upon exercise of stock options	562	78
Tax benefit from stock option exercises	32	18
Net cash (used in) provided by financing activities	(5,111)	9,557
Net decrease in cash and cash equivalents	(2,155)	(82)
Cash and cash equivalents, beginning of period	3,891	1,718
Cash and cash equivalents, end of period	$1,736	$1,636

Supplemental Disclosures of Cash Flow Information:
Cash paid during the seven periods:
Interest	$806	$448
Income taxes	343	1,001
Noncash investing and financing activities:
Acquired property and equipment for which cash payments had not yet been made	$1,581	$7,413
Accrued but unpaid dividends on the Series B preferred stock	282	285
Change in unrealized loss on investment securities available for sale, net of tax	142	(137)

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General

The accompanying condensed consolidated balance sheet as of March 29, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and seven periods ended October 11, 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 29, 2009 appearing in the Benihana Inc. and Subsidiaries (“we, “our,” “us,” the “Company”) Annual Report on Form 10-K filed with the SEC.

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The results of operations for the seven periods (twenty eight weeks) ended October 11, 2009 are not necessarily indicative of the results to be expected for the full year.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) topic 105, “Generally Accepted Accounting Principles” (“ASC 105”) (formerly referenced as Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”). The objective of ASC 105 is to establish the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and it is the FASB’s view that the issuance of the ASC will not change US GAAP. Our adoption of ASC 105 on July 20, 2009 did not have a material impact on our condensed consolidated financial statements. However, references to authoritative accounting literature contained in our financial statements have been made in accordance with the ASC commencing with this quarterly report as of and for the three and seven periods ended October 11, 2009.

In May 2009, the FASB issued FASB ASC topic 855, “Subsequent Events” (“ASC 855”) (formerly referenced SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim and annual periods ending after June 15, 2009. We have completed an evaluation of subsequent events required to be disclosed in the notes to the interim condensed consolidated financial statements as of and for the three and seven periods ended October 11, 2009 through November 24, 2009, the date the interim condensed consolidated financial statements were issued and filed with the SEC. Our adoption of ASC 855 on March 30, 2009 did not result in significant changes in the subsequent events that we report, either through recognition or disclosure, in our condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In April 2009, the FASB issued ASC topic 320, “Investments – Debt and Equity Securities” (“ASC 320”) (formerly referenced as FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). This statement improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements but does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Our adoption of ASC 320 on March 30, 2009 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued ASC topic 825, “Financial Instruments” (“ASC 825”) (formerly referenced as FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Our adoption of ASC 825 on March 30, 2009 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued ASC topic 805, “Business Combinations” (formerly referenced as SFAS No. 141R, “Business Combinations”). ASC 805 establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. ASC 805 also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. ASC 805 is effective for business combinations occurring after March 30, 2009. Acquisitions, if any, after the effective date will be accounted for in accordance with ASC 805.

In September 2006, the FASB issued ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) (previously referenced as SFAS No. 157, “Fair Value Measurements”).  ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value. Our adoption of the provisions of ASC 820 on March 31, 2008 with respect to financial assets and liabilities measured at fair value did not have a material impact on our fair value measurements on our condensed consolidated financial statements. Our adoption of the provisions of ASC 820 on March 30, 2009, with respect to nonfinancial assets and liabilities, including (but not limited to) the valuation of our reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment did not have a material impact on our fair value measurements or our condensed consolidated financial statements as of and for the three and seven periods ended October 11, 2009.

3.	Inventories

Inventories consist of the following (in thousands):

	October 11,	March 29,
	2009	2009

Food and beverage	$3,387	$2,785
Supplies	4,262	3,744

	$7,649	$6,529

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short-term nature of the items as of October 11, 2009 and March 29, 2009. The carrying amount of our debt at March 29, 2009 approximated fair value due to the variable rates associated with the debt instrument. Subsequent to October 11, 2009, we amended our line of credit agreement (refer to Note 5, Long-Term Debt, for further discussion).  Based on the terms of the amended agreement, we believe the fair value of our debt as of October 11, 2009 was approximately $27.4 million versus a carrying value of $28.1 million.

We adopted ASC 820 with respect to financial assets and financial liabilities effective March 31, 2008 and adopted the remaining provisions with respect to nonfinancial assets and nonfinancial liabilities on March 30, 2009. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date and clarifies that fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset and liability.  As a basis for considering such assumptions, ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

As of October 11, 2009, we have certain publicly traded mutual funds that invest in debt and equity securities that are required to be measured at fair value on a recurring basis.  We invest in these mutual funds to mirror and track the performance of the elections made by employees that participate in our deferred compensation plan. These mutual fund investments are classified as available for sale and are carried at fair value with unrealized gains and losses reflected as a separate component of stockholders’ equity.  We determined the fair value of our investment securities available for sale using quoted market prices (level 1 in the fair value hierarchy).

During the three periods ended October 11, 2009, in connection with the resignation of Joel Schwartz, our former Director, Chairman and Chief Executive Officer, approximately $0.3 million was withdrawn from the deferred compensation plan and we realized a loss of less than $0.1 million.

The following tables disclose, as of October 11, 2009 and March 29, 2009, our available for sale investment securities that have been in a continuous unrealized net loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more (in thousands):

	October 11, 2009
	12 months or greater			less than 12 months
			Gross			Gross
	Cost	Fair value	unrealized loss	Cost	Fair value	unrealized loss

Equity securities	$525	$436	$(89)	$-	$-	$-
Fixed income securities	51	45	(6)	-	-	-
Money market fund deposits	30	30	-	-	-	-
	$606	$511	$(95)	$-	$-	$-

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 29, 2009
	12 months or greater			less than 12 months
			Gross			Gross
	Cost	Fair value	unrealized loss	Cost	Fair value	unrealized loss

Equity securities	$860	$543	$(317)	$-	$-	$-
Fixed income securities	64	48	(16)	-	-	-
Money market fund deposits	40	40	-	-	-	-
	$964	$631	$(333)	$-	$-	$-

We periodically evaluate unrealized losses in our available for sale investment securities for other-than-temporary impairment using both qualitative and quantitative criteria and, as of October 11, 2009, determined that there was no material other-than-temporary impairment.

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

We have a line of credit with Wachovia Bank, National Association (“Wachovia”) under the terms of an agreement entered on March 15, 2007, a second amendment to the line of credit entered into on November 19, 2008, a third amendment to the line of credit entered into on February 9, 2009 and a fourth amendment to the line of credit entered into on November 23, 2009. While providing for working capital, capital expenditures and general corporate purposes, the amended line of credit agreement requires that we maintain certain financial ratios and profitability amounts, restricts the payment of cash dividends and the use of proceeds to purchase our stock and is secured by the assets of Benihana Inc. (including first mortgages on all real estate owned by the Company, which are to be provided to Wachovia prior to January 31, 2010). There are no scheduled payments prior to maturity; however, we may prepay outstanding borrowings prior to that date.

At October 11, 2009, we had $28.1 million outstanding under the amended line of credit with Wachovia at an interest rate of 3.7%.

At October 11, 2009, the amended line of credit allowed us to borrow up to $60.0 million through March 15, 2011, provided that $10.0 million of this commitment was subject to Wachovia’s successfully syndicating a portion of the loan or our attaining a leverage ratio of less than 3.5 to 1.0 for two consecutive fiscal quarters. The amended line of credit also permitted us to further increase the commitment under the credit agreement up to an additional $15.0 million, subject to certain terms and conditions. The amended line of credit provided for a commitment fee of 0.3% on the unused portion of the loan commitment. Interest rates payable under the amended line of credit varied depending on our leverage ratio and ranged from 1.25% to 3.50% above the applicable LIBOR rate or, at our option, from 0.0% to 2.0% above the applicable interest rate. For an interim period, the amended line of credit both decreased the fixed charge coverage ratio and increased the leverage ratio, which we were required to maintain under the credit agreement.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At October 11, 2009, we were not in compliance with the financial covenants of the amended line of credit agreement with Wachovia. Accordingly, on November 23, 2009, we entered into a fourth amendment to the line of credit. The fourth amendment allows us to borrow up to $40.5 million through July 17, 2010. On July 18, 2010, the last day of the first quarter of fiscal year 2011, the amount available to borrow is reduced to $37.5 million through January 1, 2011. On January 2, 2011, the last day of the third quarter of fiscal year 2011, the amount available to borrow is further reduced to $32.5 million through maturity on March 15, 2011. The amount we can borrow will be further reduced by 25% of any net cash proceeds we may receive in connection with the sale of our equity securities.  The amended line of credit provides for a commitment fee of 0.25% on the unused portion of the loan commitment and interest rates payable at 4.75% above the applicable LIBOR rate with a LIBOR floor of 1.0%. The amended line of credit both decreases the fixed charge coverage ratio and increases the leverage ratio, which we are required to maintain under the credit agreement. The fixed charge coverage ratio is a minimum of 1.10:1.00 through the first quarter of fiscal year 2011 and a minimum of 1.35:1.00 thereafter. The leverage ratio is a maximum of 5.00:1.00 through the end of the first quarter of fiscal year 2011 and 4.50:1.00 by the end of the second quarter of fiscal year 2011 through, and including, the third quarter of fiscal year 2011.

The above description of the terms of the fourth amendment to the line of credit is qualified in its entirety by reference to the amendment, a copy of which has been filed as an exhibit to the Quarterly Report on Form 10-Q.

The amount available to be borrowed under the amended line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $1.0 million at October 11, 2009. As of October 11, 2009, we would have had available $11.4 million for borrowing under the terms of the fourth amendment to the line of credit facility.

6.	Income Taxes

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the three and seven periods ended October 11, 2009, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made. During the three and seven periods ended October 11, 2009, our effective income tax rate was impacted by increasing tax credits with decreasing taxable income. The effective tax rate for the three and seven periods ended October 11, 2009 reflects business tax credits that are anticipated to exceed taxable income, which results in an uncustomary relationship where the income tax benefit is in excess of the pretax operating loss.

We file income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, we are no longer subject to federal and state income tax examinations for years prior to fiscal year 2006. As of October 11, 2009 and March 29, 2009, we had $0.4 million of gross unrecognized tax benefits, all of which would impact the tax rate if recognized, less than $0.1 million accrued for the payment of interest and no amount accrued for the payment of penalties. Of the total unrecognized tax benefits at October 11, 2009, we believe it is reasonably possible that this amount could be reduced by $0.1 million in the next twelve months due to the expiration of statute of limitations. Unrecognized tax benefits and related interest and penalties are generally classified as other long term liabilities in the accompanying condensed consolidated balance sheets. It is our continuing policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components used in the computation of basic (loss) earnings per share and diluted (loss) earnings per share for each fiscal year are shown below (in thousands):

	Three Periods Ended		Seven Periods Ended
	October 11, 2009	October 12, 2008	October 11, 2009	October 12, 2008

Net (loss) income, as reported	$(839)	$1,971	$253	$4,163
Less: Accretion of preferred stock issuance costs and preferred stock dividends	250	251	583	585
(Loss) income for computation of basic (loss) earnings per common share	(1,089)	1,720	(330)	3,578

Add: Accretion of preferred stock issuance costs and preferred stock dividends	-	-	-	-
(Loss) income for computation of diluted (loss) earnings per common share	$(1,089)	$1,720	$(330)	$3,578

	Three Periods Ended		Seven Periods Ended
	October 11, 2009	October 12, 2008	October 11, 2009	October 12, 2008

Weighted average number of common shares used in basic (loss) earnings per share	15,399	15,290	15,374	15,284
Effect of dilutive securities:
Stock options	-	16	-	58
Series B preferred stock	-	-	-	-
Weighted average number of common shares and dilutive potential common stock used in diluted (loss) earnings per share	15,399	15,306	15,374	15,342

In computing diluted earnings per share, the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, and in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any preferred stock dividends and any other changes in income or loss that would result from the assumed conversion of those potential common shares. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

Due to the net loss attributable to common shareholders for the three and seven periods ended October 11, 2009, all potentially dilutive shares were excluded from the denominator of the earnings per share calculation as including such shares would have been anti-dilutive. Similarly, the numerator was not adjusted to add back any preferred stock issuance costs or preferred stock dividends as including such amounts would have been anti-dilutive.

For the three and seven periods ended October 12, 2008, stock options to purchase approximately 1.4 million shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. For the three and seven periods ended October 12, 2008, conversion of the convertible preferred stock was not assumed for purposes of computing diluted earnings per share since the effect would have been anti-dilutive.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Stock-Based Compensation

On August 20, 2009, our shareholders approved an amendment to the 2007 Equity Incentive Plan, which (i) increased the number of authorized shares of our Class A common stock available for issuance under the equity plan by 2,000,000 shares to an aggregate of 2,750,000 shares, (ii) increased the number of shares which may be issued under the equity plan upon the exercise of incentive stock options by 1,450,000 shares to an aggregate of  2,000,000 shares and (iii) increased the maximum number of shares for which an employee of the Company may be granted equity awards under the equity plan during any calendar year by 550,000 shares to 750,000 shares.  As of October 11, 2009, of these amounts, we have granted 25,900 shares of restricted Class A common stock and options to purchase 459,333 shares of Class A common stock net of cancellations, leaving 2,264,767 shares available for future grants.

We recorded $0.1 million (less than $0.1 million, net of tax) and $0.2 million (approximately $0.1 million, net of tax) in stock-based compensation expense during the three periods ended October 11, 2009 and October 12, 2008, respectively. We recorded $0.3 million (approximately $0.2 million, net of tax) and $0.4 million (approximately $0.3 million, net of tax) in stock-based compensation expense during the seven periods ended October 11, 2009 and October 12, 2008, respectively.

Stock Options

Options to purchase 60,000 and 30,000 shares of Class A common stock were granted during the seven periods ended October 11, 2009 and October 12, 2008, respectively. The following assumptions were used in the Black-Scholes option pricing model used in valuing options granted:

	October 11, 2009	October 12, 2008

Risk free interest rate	3.90%	3.70%
Expected term	3 years	3 years
Expected dividend yield	-	-
Expected volatility	75%	51%

The following is a summary of stock option activity for the seven periods ended October 11, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
		(per share)	(in years)	(in thousands)
Outstanding at March 29, 2009	1,610,363	$9.61	4.03	$10
Granted	60,000	6.33
Canceled/Expired	(427,642)	9.33
Exercised	(107,875)	5.23
Outstanding at October 11, 2009	1,134,846	$9.96	4.30	$229
Exercisable at October 11, 2009	883,691	$10.37	4.41	$110

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.  For the seven periods ended October 11, 2009, the total intrinsic value of stock options exercised was $0.1 million.  Proceeds from stock options exercised during the seven periods ended October 11, 2009 totaled $0.6 million.  Upon the exercise of stock options, shares are issued from new issuances of stock. The tax benefit realized for tax deductions from stock options exercised during the seven periods ended October 11, 2009 totaled less than $0.1 million.  At October 11, 2009, total unrecognized compensation cost related to non-vested share-based compensation totaled $0.6 million and is expected to be recognized over approximately 2.0 years.

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted stock

The following is a summary of restricted stock activity for the seven periods ended October 11, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
		(per share)

Nonvested at March 29, 2009	9,533	$10.35
Granted	-	-
Forfeited	-	-
Vested	-	-
Nonvested at October 11, 2009	9,533	$10.35

The aggregate intrinsic value of vested restricted stock awards was $0.1 million and less than $0.1 million at October 11, 2009 and March 29, 2009, respectively. At October 11, 2009, there was $0.1 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over approximately 1.5 years.

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

We are a party to ordinary routine claims incidental to our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our financial condition, results of operations or cash flows.

Supply Agreements

We have entered into non-cancellable supply agreements for the purchase of certain beef and seafood items, in the normal course of business, at fixed prices for up to twelve-month terms.  These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements.  These supply agreements are not considered derivative contracts.

10.	Restaurant Operating Expenses

Restaurant operating expenses consist of the following (in thousands):

	Three Periods Ended		Seven Periods Ended
	October 11,	October 12,	October 11,	October 12,
	2009	2008	2009	2008

Labor and related costs	$25,458	$24,039	$58,774	$57,645
Restaurant supplies	1,924	1,684	4,436	3,979
Credit card discounts	1,341	1,343	3,154	3,138
Utilities	2,444	2,472	5,217	5,199
Occupancy costs	4,840	4,412	11,308	10,223
Depreciation and amortization	4,452	4,020	10,115	9,601
Other restaurant operating expenses	7,202	5,750	15,567	12,855
Total other restaurant operating expenses	$47,661	$43,720	$108,571	$102,640

11.	Segment Reporting

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

BENIHANA INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The tables below present information about reportable segments (in thousands):

	Three Periods Ended
	October 11, 2009
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$44,429	$17,071	$7,489	$359	$69,348
(Loss) income from operations	(292)	512	855	(3,008)	(1,933)
Capital expenditures, net of insurance proceeds	2,982	365	436	210	3,993

	Three Periods Ended
	October 12, 2008
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$46,413	$14,420	$8,742	$405	$69,980
Income (loss) from operations	3,984	424	976	(2,018)	3,366
Capital expenditures, net of insurance proceeds	5,290	2,047	63	-	7,400

	Seven Periods Ended
	October 11, 2009
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$107,653	$39,178	$17,623	$866	$165,320
Income (loss) from operations	4,236	1,249	1,908	(7,346)	47
Capital expenditures, net of insurance proceeds	7,972	3,910	491	405	12,778

	Seven Periods Ended
	October 12, 2008
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$110,646	$32,223	$20,631	$940	$164,440
Income (loss) from operations	9,685	530	2,338	(5,758)	6,795
Capital expenditures, net of insurance proceeds	17,835	8,237	296	-	26,368

BENIHANA INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Total revenues decreased 0.9% and increased 0.5% in the current three and seven periods ended October 11, 2009, respectively, when compared to the corresponding periods a year ago.  Net income decreased 142.6% in the current three periods ended October 11, 2009, when compared to the corresponding period a year ago, resulting in a net loss. Net income decreased 93.9% in the current seven periods ended October 11, 2009 when compared to the corresponding period a year ago.  Earnings per diluted share decreased 163.6% in the current three periods ended October 11, 2009, when compared to the corresponding period a year ago, resulting in a loss per diluted share. Earnings per diluted share decreased 108.9% in the current seven periods ended October 11, 2009, when compared to the corresponding period a year ago, resulting in a loss per diluted share.

Results for the three and seven periods ended October 11, 2009 continued to be adversely impacted by a challenging economic environment, resulting in softer sales trends and increased costs at the restaurant level. In response to the ongoing macroeconomic and industry challenges, we are actively managing our controllable expenses and, in an effort to drive traffic, continue to highlight the distinct nature of the guest experience through a combination of media advertising and local marketing initiatives at our Benihana teppanyaki, RA Sushi and Haru concepts. Additionally, we have reduced capital expenditures and limited near-term expansion to those development projects for which leases have already been executed. We are also in the process of improving the guest experience at our Benihana teppanyaki restaurants.

During the three periods ended October 11, 2009, we launched our Benihana Teppanyaki Renewal Program (“Renewal Program”). The Renewal Program focuses on improving guest perceptions as they relate to image, quality, consistency, and lack-of-Japan.

We intend to elevate the quality of food and beverages, raise the level of service standards, and revitalize the concept’s marketing and public relations activities. These combined efforts, which are in various stages of implementation, are focused on increasing guest frequency, creating greater mindshare and ultimately bolstering restaurant sales at our flagship brand.

On September 28, 2009, we launched a new menu as part of our efforts to improve the food quality and variety. The menu contains eight new items, along with upgraded ingredients on beef, chicken and shrimp.  Additionally, cooking methods have been modified to enhance the flavor of our entrees.  Other enhancements to the dining experience include table top presentation, steps of service, red linen napkins, an enhanced focus on beverage offerings, including temperature controlled wine storage, and standardized dress attire for all Benihana teppanyaki chefs and restaurant staff. We are undertaking work at select restaurants on maximizing visibility with signage, including lighting the blue roofs where appropriate, and identifying opportunities for additional seating, particularly at South Florida waterfront locations.

As part of the Renewal Program, we are making changes to the dining experience so that we will not only continue to honor one of the world’s oldest cultures, but also solidify the concept’s reputation as being a celebration of Japanese heritage.  We are also exploring new relationships with some of the leading authorities in the latest trends in Japanese culture and food and beverage.

Additionally, as part of the Renewal Program, we have launched several initiatives which are designed to create greater awareness for the concept and strengthen guest connectivity.  The Chef’s Table email program is an e-mail database, which is being utilized for promotions and building brand loyalty. The database is currently comprised of approximately 600,000 addresses.  The Children’s Club program, now called Kabuki Kids, addresses this very important guest constituency, as children are often the prime drivers in bringing families to Benihana.  We have also retained Wieden + Kennedy to lead our advertising efforts.

While there can be no assurance as to the ultimate success of the Renewal Program, we believe that we are taking the necessary actions to improve guest perceptions and ensure the long-term success of the Benihana Teppanyaki brand.

In light of the current economic conditions, as well as the impact of the Renewal Program, we are focused on conserving cash and increasing operating efficiencies. Operating expenses, however, may not decrease in the near-term.

The following tables reflect changes in restaurant count during the three and seven periods ended October 11, 2009 and October 12, 2008:

	Three Periods Ended				Seven Periods Ended
	October 11, 2009				October 11, 2009
	Teppanyaki	RA Sushi	Haru	Total	Teppanyaki	RA Sushi	Haru	Total

Restaurant count,
beginning of period	65	24	9	98	64	22	9	95
Openings	-	1	-	1	1	3	-	4
Closings	(1)	-	-	(1)	(1)	-	-	(1)
Restaurant count,
end of period	64	25	9	98	64	25	9	98

	Three Periods Ended				Seven Periods Ended
	October 12, 2008				October 12, 2008

	Teppanyaki	RA Sushi	Haru	Total	Teppanyaki	RA Sushi	Haru	Total

Restaurant count,	60	20	9	89	60	18	9	87
beginning of period
Openings	-	1	-	1	-	3	-	3
Restaurant count,
end of period	60	21	9	90	60	21	9	90

As of October 11, 2009, there were also 22 franchised Benihana teppanyaki restaurants operating in the United States, Latin America and the Caribbean.

OPERATING RESULTS

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

Three Periods Ended October 11, 2009 Compared to October 12, 2008:

The following tables show our operating results, as well as our operating expenses as a percentage of restaurant sales, for the three periods ended October 11, 2009 and October 12, 2008 (dollar amounts in thousands):

	Three periods ended October 11, 2009
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated
Revenues:
Restaurant sales	$44,429	$17,071	$7,489	$-	$68,989	100.0%	100.0%	100.0%	-	100.0%
Franchise fees and royalties	-	-	-	359	359
Total revenues	44,429	17,071	7,489	359	69,348

Restaurant expenses:
Cost of food and beverage sales	10,517	4,441	1,688	-	16,646	23.7%	26.0%	22.5%	-	24.1%
Restaurant operating expenses	32,152	10,899	4,610	-	47,661	72.4%	63.8%	61.6%	-	69.1%
Restaurant opening costs	2	158	-	-	160	-	0.9%	-	-	0.2%
Marketing, general and
administrative expenses	2,050	1,061	336	3,367	6,814	4.6%	6.2%	4.5%	n/m	9.9%
Total operating expenses	44,721	16,559	6,634	3,367	71,281	100.7%	97.0%	88.6%	n/m	103.3%

(Loss) income from operations	$(292)	$512	$855	$(3,008)	$(1,933)	-0.7%	3.0%	11.4%	n/m	-2.8%

	Three periods ended October 12, 2008
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated
Revenues:
Restaurant sales	$46,413	$14,420	$8,742	$-	$69,575	100.0%	100.0%	100.0%	-	100.0%
Franchise fees and royalties	-	-	-	405	405
Total revenues	46,413	14,420	8,742	405	69,980

Restaurant expenses:
Cost of food and beverage sales	11,090	3,776	2,033	-	16,899	23.9%	26.2%	23.3%	-	24.3%
Restaurant operating expenses	29,288	9,137	5,295	-	43,720	63.1%	63.4%	60.6%	-	62.8%
Restaurant opening costs	95	153	-	-	248	0.2%	1.1%	-	-	0.4%
Marketing, general and
administrative expenses	1,956	930	438	2,423	5,747	4.2%	6.4%	5.0%	n/m	8.3%
Total operating expenses	42,429	13,996	7,766	2,423	66,614	91.4%	97.1%	88.8%	n/m	95.7%

Income (loss) from operations	$3,984	$424	$976	$(2,018)	$3,366	8.6%	2.9%	11.2%	n/m	4.8%

In the aggregate, income from operations decreased $5.3 million, or 157.4%, for the three periods ended October 11, 2009, when compared to the same period in the prior fiscal year, resulting in a loss from operations totaling $1.9 million. By concept, income from operations decreased 107.3% at Benihana teppanyaki and 12.4% at Haru. RA Sushi realized a 20.8% increase in income from operations. These changes in (loss) income from operations, when compared to the same period in the prior fiscal year, are due to changes in revenues and operating expenses as further discussed under the headings “Revenues” and “Costs and Expenses” below.

REVENUES

The following table summarizes the changes in restaurant sales between the three periods ended October 11, 2009 and October 12, 2008 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the three periods ended October 12, 2008	$46,413	$14,420	$8,742	$69,575
(Decrease) increase in comparable sales	(5,649)	33	(1,253)	(6,869)
Increase from new restaurants	2,317	2,539	-	4,856
Decrease from permanent closure	(247)	-	-	(247)
Increase from temporary closures, net	1,595	79	-	1,674
Restaurant sales during the three periods ended October 11, 2009	$44,429	$17,071	$7,489	$68,989

The following table shows comparable restaurant sales by concept for the three periods ended October 11, 2009, when compared to the same period in the prior fiscal year as well as the related dollar and percentage changes (dollar amounts in thousands). Restaurants are considered comparable when they are open during the same periods in the two years being compared.

	Three Periods Ended		Change
	October 11,	October 12,
	2009	2008	$	%
Comparable restaurant sales by concept:
Teppanyaki	$40,599	$46,248	$(5,649)	-12.2%
RA Sushi	14,453	14,420	33	0.2%
Haru	7,489	8,742	(1,253)	-14.3%
Total comparable restaurant sales	$62,541	$69,410	$(6,869)	-9.9%

The decrease in Benihana teppanyaki comparable sales was primarily the result of a 9.3% decrease in dine-in guest counts and a decrease of 4.3% in the average per person dine-in guest check at locations opened longer than one year. RA Sushi experienced an 8.3% increase in dine-in guest counts at locations opened longer than one year; however, this increase was nearly fully offset by a decrease in the average per person dine-in guest check at locations opened longer than one year. Haru’s comparable sales decrease was primarily the result of a 9.6% decrease in dine-in guest counts as well as an 18.7% decrease in take-out sales offset by an increase of 2.4% in the average per person dine-in guest check at locations open longer than one year.

We believe that the decreases experienced by Benihana teppanyaki and Haru restaurants in comparable guest counts are reflective of the current economic conditions impacting consumers. While RA Sushi traffic trends have responded to a discounted happy hour menu, which was introduced during fiscal year 2009, average per person dine-in guest check has decreased, as previously discussed. We anticipate that sales trends will remain soft for the foreseeable future. Accordingly, depressed sales volumes will continue to impact the operating efficiencies attainable at both the restaurant and corporate levels.

COSTS AND EXPENSES

Cost of food and beverage sales

The consolidated cost of food and beverage sales for the current three periods decreased in dollar amount and when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago. The net decrease in absolute dollars is reflective of the net decrease in restaurant sales experienced during the three periods ended October 11, 2009, specifically the decrease in sales at Benihana teppanyaki and Haru. Additionally, the decrease in dollar amount and as a percentage of sales, during the current three periods, is attributable to overall lower year-over-year commodity costs at all three concepts. During the fourth quarter of fiscal year 2009, we were able to renew certain commodity purchase agreements at terms more favorable than those in place during the first three quarters of fiscal year 2009, primarily for the benefit of Benihana teppanyaki. While Benihana teppanyaki experienced significantly improved cost of sales margins during the fourth quarter of fiscal year 2009 and first quarter of fiscal year 2010, as expected, the rollout of enhanced menu items at Benihana teppanyaki during the second quarter of fiscal year 2010 has resulted in the concept’s cost of sales margins reverting to levels achieved for the full fiscal year 2009.

Restaurant operating expenses

In the aggregate, restaurant operating expenses increased in dollar amount and when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago. At Benihana teppanyaki, the increase in absolute amount is primarily due to increased costs associated with the Renewal Program as well as the addition of new restaurant units between periods. During the three periods ended October 11, 2009, Benihana teppanyaki realized approximately $0.4 million in additional labor costs associated with training, incurred approximately $0.5 million in incremental expenses related to supplies and repairs and maintenance in preparation for the Renewal Program as well as $0.2 million in promotional expenses associated with The Chef’s Table program. The Benihana teppanyaki store count increased by four units, net of store closures, or approximately 7%. These additional units, along with the reopening of stores temporarily closed during the prior year, contributed approximately $2.6 million in additional operating costs, which have been partially offset by savings at mature units. At RA Sushi, the overall increase in restaurant operating expenses is primarily attributable to the increase in the number of restaurants when comparing periods. RA Sushi’s restaurant operating expenses increased by $1.8 million, or approximately 19%, a similar increase as the percentage increase in number of stores. The increase, when expressed as a percentage of sales, is primarily a result of operating inefficiencies associated with decreasing comparable sales in the current period at mature restaurants, specifically as it relates to labor and fixed costs, including occupancy and depreciation expense.

Restaurant opening costs

Restaurant opening costs in the three periods ended October 11, 2009 decreased in dollar amount and as a percentage of sales when compared to the prior year corresponding period. The decrease in the current three periods when compared to the equivalent period a year ago is due to the timing of store openings. We opened a total of eight new stores during fiscal year 2009. Through the end of the second quarter of fiscal year 2010, we have opened four new units and we currently have only one additional restaurant under development. Full-year fiscal year 2010 restaurant opening costs are expected to decrease as compared to full-year fiscal year 2009.

Marketing, general and administrative costs

Marketing, general and administrative costs increased in dollar amount and when expressed as a percentage of sales in the three periods ended October 11, 2009, as compared to the prior year corresponding period. These increases are primarily due to increased corporate depreciation expense totaling $0.2 million due to depreciation expense on the ERP system that was implemented during fiscal year 2009, increased corporate salaries totaling $0.2 million as a result of changes in our Benihana teppanyaki corporate operations and changes in our regional manager structure with related changes in roles and responsibilities and an increase in compensation expense associated with changes in the valuation of investments in our deferred compensation plan totaling $0.3 million.

Interest expense, net

Interest expense, net increased in the three periods ended October 11, 2009, when compared to the prior year corresponding period, as we continued to draw on the line of credit and experienced higher interest rates during the current period.

Income tax provision

Our effective income tax rate was 64.1% and 35.0% for the three periods ended October 11, 2009 and October 12, 2008, respectively. During the three periods ended October 11, 2009, our effective income tax rate was impacted by increasing tax credits with decreasing taxable income. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the three periods ended October 11, 2009, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made.

Seven Periods Ended October 11, 2009 Compared to October 12, 2008:

The following tables show our operating results, as well as our operating expenses as a percentage of restaurant sales, for the seven periods ended October 11, 2009 and October 12, 2008 (dollar amounts in thousands):

	Seven periods ended October 11, 2009
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated
Revenues:
Restaurant sales	$107,653	$39,178	$17,623	$-	$164,454	100.0%	100.0%	100.0%	-	100.0%
Franchise fees and royalties	-	-	-	866	866
Total revenues	107,653	39,178	17,623	866	165,320

Restaurant expenses:
Cost of food and beverage sales	24,923	10,113	3,968	-	39,004	23.2%	25.8%	22.5%	-	23.7%
Restaurant operating expenses	73,400	24,357	10,814	-	108,571	68.2%	62.2%	61.4%	-	66.0%
Restaurant opening costs	185	878	-	-	1,063	0.2%	2.2%	-	-	0.6%
Marketing, general and
administrative expenses	4,909	2,581	933	8,212	16,635	4.6%	6.6%	5.3%	n/m	10.1%
Total operating expenses	103,417	37,929	15,715	8,212	165,273	96.1%	96.8%	89.2%	n/m	100.5%

Income (loss) from operations	$4,236	$1,249	$1,908	$(7,346)	$47	3.9%	3.2%	10.8%	n/m	0.0%

	Seven periods ended October 12, 2008
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated
Revenues:
Restaurant sales	$110,646	$32,223	$20,631	$-	$163,500	100.0%	100.0%	100.0%	-	100.0%
Franchise fees and royalties	-	-	-	940	940
Total revenues	110,646	32,223	20,631	940	164,440

Restaurant expenses:
Cost of food and beverage sales	26,575	8,159	4,765	-	39,499	24.0%	25.3%	23.1%	-	24.2%
Restaurant operating expenses	69,839	20,263	12,538	-	102,640	63.1%	62.9%	60.8%	-	62.8%
Restaurant opening costs	103	880	-	-	983	0.1%	2.7%	-	-	0.6%
Marketing, general and
administrative expenses	4,444	2,391	990	6,698	14,523	4.0%	7.4%	4.8%	n/m	8.9%
Total operating expenses	100,961	31,693	18,293	6,698	157,645	91.2%	98.4%	88.7%	n/m	96.4%

Income (loss) from operations	$9,685	$530	$2,338	$(5,758)	$6,795	8.8%	1.6%	11.3%	n/m	4.2%

In the aggregate, income from operations decreased $6.7 million, or 99.3%, for the seven periods ended October 11, 2009, when compared to the same period in the prior fiscal year. By concept, income from operations decreased 56.3% at Benihana teppanyaki and 18.4% at Haru. RA Sushi realized a 135.7% increase in income from operations. These changes in income (loss) from operations, when compared to the same period in the prior fiscal year, are due to changes in revenues and operating expenses as further discussed under the headings “Revenues” and “Costs and Expenses” below.

REVENUES

The following table summarizes the changes in restaurant sales between the seven periods ended October 11, 2009 and October 12, 2008 (dollar amounts in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the seven periods ended October 12, 2008	$110,646	$32,223	$20,631	$163,500
(Decrease) increase in comparable sales	(14,047)	661	(3,008)	(16,394)
Increase from new restaurants	5,343	6,215	-	11,558
Decrease from permanent closure	(247)	-	-	(247)
Increase from temporary closures, net	5,958	79	-	6,037
Restaurant sales during the seven periods ended October 11, 2009	$107,653	$39,178	$17,623	$164,454

The following table shows comparable restaurant sales by concept for the seven periods ended October 11, 2009, when compared to the same period in the prior fiscal year as well as the related dollar and percentage changes (dollar amounts in thousands). Restaurants are considered comparable when they are open during the same periods in the two years being compared.
	Seven Periods Ended		Change
	October 11,	October 12,
	2009	2008	$	%
Comparable restaurant sales by concept:
Teppanyaki	$96,518	$110,565	$(14,047)	-12.7%
RA Sushi	32,884	32,223	661	2.1%
Haru	17,623	20,631	(3,008)	-14.6%
Total comparable restaurant sales	$147,025	$163,419	$(16,394)	-10.0%

The decrease in Benihana teppanyaki comparable sales was primarily the result of a 10.7% decrease in dine-in guest counts at locations opened longer than one year. RA Sushi’s increase in comparable sales was primarily driven by an 8.8% increase in dine-in guest counts offset by a decrease of 6.8% in the average per person dine-in guest check at locations opened longer than one year. Haru’s comparable sales decrease was primarily the result of a 14.2% decrease in dine-in guest counts as well as a 17.5% decrease in take-out sales offset by an increase of 1.2% in the average per person dine-in guest check at locations open longer than one year.

We believe that the decreases experienced by Benihana teppanyaki and Haru restaurants in comparable guest counts are reflective of the current economic conditions impacting consumers. While RA Sushi traffic trends have responded to a discounted happy hour menu, which was introduced during fiscal year 2009, average per person dine-in guest check has decreased, as previously discussed. We anticipate that sales trends will remain soft for the foreseeable future. Accordingly, depressed sales volumes will continue to impact the operating efficiencies attainable at both the restaurant and corporate levels.

COSTS AND EXPENSES

Cost of food and beverage sales

The consolidated cost of food and beverage sales for the current seven periods decreased in dollar amount and when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago. The decrease in dollar amount and as a percentage of sales, during the current seven periods, is attributable to overall lower year-over-year commodity costs at all three concepts. During the fourth quarter of fiscal year 2009, we were able to renew certain commodity purchase agreements at terms more favorable than those in place during the first three quarters of fiscal year 2009, primarily for the benefit of Benihana teppanyaki. While Benihana teppanyaki experienced significantly improved cost of sales margins during the fourth quarter of fiscal year 2009 and first quarter of fiscal year 2010, as expected, the rollout of enhanced menu items at Benihana teppanyaki during the second quarter of fiscal year 2010 has resulted in the concept’s cost of sales margins reverting to levels achieved for the full fiscal year 2009.

Restaurant operating expenses

In the aggregate, restaurant operating expenses increased in dollar amount and when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago. At Benihana teppanyaki, the increase in absolute amount is primarily due to increased costs associated with the Renewal Program, increased workers’ compensation liability totaling approximately $0.6 million as a result of claim developments, as well as the addition of new restaurant units between periods. During the seven periods ended October 11, 2009, Benihana teppanyaki realized approximately $0.6 million in additional labor costs associated with training and incurred approximately $0.2 million in promotional expenses associated with The Chef’s Table program. The Benihana teppanyaki store count increased by four units, net of store closures, or approximately 7%. These additional units, along with the reopening of stores temporarily closed during the prior year, contributed approximately $7.3 million in additional operating costs, which have been partially offset by savings at mature units. At RA Sushi, the overall increase in restaurant operating expenses is primarily attributable to the increase in the number of restaurants when comparing periods. RA Sushi’s restaurant operating expenses increased by $4.1 million, or approximately 20%, a similar increase as the percentage increase in number of stores. The increase, when expressed as a percentage of sales, is a result of operating inefficiencies associated with decreasing comparable sales in the current period at mature restaurants, specifically as it relates to labor and fixed costs, including occupancy and depreciation expense as well as inefficiencies associated with the opening of new restaurants. RA Sushi, however, was able to expand its operating margins given the increase in comparable sales during the current period.

During the seven periods ended October 12, 2008, we received and recognized business interruption insurance proceeds of $0.5 million related to the Benihana teppanyaki restaurant located in Memphis, TN that was damaged by fire in February 2008. No similar proceeds were recognized during the seven periods ended October 11, 2009. We also recognized additional depreciation expense totaling $0.4 million during the seven periods ended October 12, 2008, which resulted from reevaluating the remaining useful lives of assets at Benihana teppanyaki restaurants to be renovated as part of our renovation program. No similar charges were recognized during the seven periods ended October 11, 2009.

Restaurant opening costs

Restaurant opening costs in the seven periods ended October 11, 2009 increased in dollar amount when compared to the prior year corresponding period. The increase in the current seven periods, when compared to the equivalent period a year ago, is due to the timing of store openings. We opened a total of eight new stores during fiscal year 2009. Through the end of the second quarter of fiscal year 2010, we have opened four new units and we currently have only one additional restaurant under development. Full-year fiscal year 2010 restaurant opening costs are expected to decrease as compared to full-year fiscal year 2009.

Marketing, general and administrative costs

Marketing, general and administrative costs increased in dollar amount and when expressed as a percentage of sales in the seven periods ended October 11, 2009, as compared to the prior year corresponding period. These increases are primarily due to the write-off of costs totaling $0.2 million associated with development projects that were terminated during the seven periods ended October 11, 2009, increased corporate depreciation expense totaling $0.4 million due to depreciation expense on the ERP system that was implemented during fiscal year 2009, increased corporate salaries totaling $0.4 million as a result of changes in our Benihana teppanyaki corporate operations and changes in our regional manager structure with related changes in roles and responsibilities and an increase in compensation expense associated with changes in the valuation of investments in our deferred compensation plan totaling $0.4 million.

Interest expense, net

Interest expense, net increased in the seven periods ended October 11, 2009 when compared to the prior year corresponding period as we continued to draw on the line of credit and experienced higher interest rates during the current period.

Income tax provision

Our effective income tax rate was 133.4% and 35.0% for the seven periods ended October 11, 2009 and October 12, 2008, respectively. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the seven periods ended October 11, 2009, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made. During the seven periods ended October 11, 2009, our effective income tax rate was impacted by increasing tax credits with decreasing taxable income. The effective tax rate for the seven periods ended October 11, 2009 reflects business tax credits that are anticipated to exceed taxable income, which results in an uncustomary relationship where the income tax benefit is in excess of the pretax operating loss.

FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source to fund our capital expenditures; however, as a result of our recent expansion and renovation programs, we have recently relied more upon financing obtained from financial institutions.

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance these items.  As a result, many restaurant businesses, including our own, operate with negative working capital. During the seven periods ended October 11, 2009, our working capital deficit has increased by $2.6 million. This trend is reflective of our recent expansion.

Line of credit

We have a line of credit with Wachovia Bank, National Association (“Wachovia”) under the terms of an agreement entered on March 15, 2007, a second amendment to the line of credit entered into on November 19, 2008, a third amendment to the line of credit entered into on February 9, 2009 and a fourth amendment to the line of credit entered into on November 23, 2009. While providing for working capital, capital expenditures and general corporate purposes, the amended line of credit agreement requires that we maintain certain financial ratios and profitability amounts, restricts the payment of cash dividends and the use of proceeds to purchase our stock and is secured by the assets of Benihana Inc. (including first mortgages on all real estate owned by the Company, which are to be provided to Wachovia prior to January 31, 2010). There are no scheduled payments prior to maturity; however, we may prepay outstanding borrowings prior to that date.

At October 11, 2009, we had $28.1 million outstanding under the amended line of credit with Wachovia at an interest rate of 3.7%.

At October 11, 2009, the amended line of credit allowed us to borrow up to $60.0 million through March 15, 2011, provided that $10.0 million of this commitment was subject to Wachovia’s successfully syndicating a portion of the loan or our attaining a leverage ratio of less than 3.5 to 1.0 for two consecutive fiscal quarters. The amended line of credit also permitted us to further increase the commitment under the credit agreement up to an additional $15.0 million, subject to certain terms and conditions. The amended line of credit provided for a commitment fee of 0.3% on the unused portion of the loan commitment. Interest rates payable under the amended line of credit varied depending on our leverage ratio and ranged from 1.25% to 3.50% above the applicable LIBOR rate or, at our option, from 0.0% to 2.0% above the applicable interest rate. For an interim period, the amended line of credit both decreased the fixed charge coverage ratio and increased the leverage ratio, which we were required to maintain under the credit agreement.

At October 11, 2009, we were not in compliance with the financial covenants of the amended line of credit agreement with Wachovia. Accordingly, on November 23, 2009, we entered into a fourth amendment to the line of credit. The fourth amendment allows us to borrow up to $40.5 million through July 17, 2010. On July 18, 2010, the last day of the first quarter of fiscal year 2011, the amount available to borrow is reduced to $37.5 million through January 1, 2011. On January 2, 2011, the last day of the third quarter of fiscal year 2011, the amount available to borrow is further reduced to $32.5 million through maturity on March 15, 2011. The amount we can borrow will be further reduced by 25% of any net cash proceeds we may receive in connection with the sale of our equity securities. The amended line of credit provides for a commitment fee of 0.25% on the unused portion of the loan commitment and interest rates payable at 4.75% above the applicable LIBOR rate with a LIBOR floor of 1.0%. The amended line of credit both decreases the fixed charge coverage ratio and increases the leverage ratio, which we are required to maintain under the credit agreement. The fixed charge coverage ratio is a minimum of 1.10:1.00 through the first quarter of fiscal year 2011 and a minimum of 1.35:1.00 thereafter. The leverage ratio is a maximum of 5.00:1.00 through the end of the first quarter of fiscal year 2011 and 4.50:1.00 by the end of the second quarter of fiscal year 2011 through, and including, the third fiscal quarter of fiscal year 2011.

The above description of the terms of the fourth amendment to the line of credit is qualified in its entirety by reference to the amendment, a copy of which has been filed as an exhibit to the Quarterly Report on Form 10-Q.

The amount available to be borrowed under the amended line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $1.0 million at October 11, 2009. As of October 11, 2009, we would have had available $11.4 million for borrowing under the terms of the fourth amendment to the line of credit facility.

We believe that, under the terms of the amended line of credit, we have sufficient capital available to execute our operational plans in the immediate future. However, the scheduled reductions in the availability of funds under the credit agreement will reduce our flexibility to respond to continuing negative economic conditions or other adverse developments. Accordingly, our liquidity and capital resource strategies are focused on conserving and managing capital to maintain compliance with the financial ratios contained in the amended line of credit agreement with Wachovia. We believe that we will meet all requirements of the amended credit agreement through its scheduled maturity in March of 2011, but our ability to do so will depend on a variety of factors, some of which (including general economic conditions and the ongoing litigation with the former minority shareholders of Haru) are outside our control.  To the extent that in the future we believe that we will be unable to comply with the financial covenants contained in the amended line of credit agreement, we will seek an amendment or waiver of our amended line of credit agreement, which could further increase the cost of debt.  If we were unable to obtain a waiver or amendment, our failure to satisfy these ratios would result in a default under our amended line of credit agreement and could permit acceleration of all of our indebtedness.

Our amended line of credit matures in approximately 16 months. In anticipation of the scheduled maturity of the line of credit and in response to scheduled reductions in the amounts to be made available under the line, the Board of Directors has appointed a special committee of independent directors to explore supplemental and alternative sources of financing that may be available to the Company, and in this connection has authorized the filing under the Securities Act of 1933 (which filing is being made concurrently with the filing of this Form 10-Q) of a Registration Statement on Form S-3 covering the sale of an indeterminate amount of our Class A common stock, common stock, preferred stock, debt securities and subscription rights for an aggregate initial offering price totaling approximately $30.0 million. We also have under consideration the call of a special meeting of shareholders to consider and act upon the amendment to the Certificate of Incorporation increasing its authorized capital stock, which may be necessary in order to complete such a financing.

Series B Preferred Stock

We have outstanding 0.8 million shares of Series B Preferred Stock. The Series B preferred stock has a liquidation preference of $20.0 million, or $25.00 per share, (subject to anti-dilution provisions) plus accrued and unpaid dividends.  The 0.8 million shares of Series B preferred stock outstanding at October 11, 2009 are convertible into an aggregate 1.6 million shares of common stock.  The Series B preferred stock carries a dividend at the annual rate of $1.25 per share (or 5% of the purchase price) payable in cash or additional Series B preferred stock and votes on an "as if converted" basis together with our common stock on all matters put to a vote of the common stockholders.

We are obligated to redeem the Series B preferred stock at its original issue price on July 2, 2014, which date may be extended by the holders of a majority of the then-outstanding shares of Series B preferred stock to a date no later than July 2, 2024. We may pay the redemption in cash or, at our option, in shares of common stock valued at then-current market prices unless the aggregate market value of our common stock and any other common equity is below $75.0 million.  In addition, the Series B preferred stock may, at our option, be redeemed in cash at any time beginning three years from the date of issue if the volume-weighted average price of the common stock exceeds approximately $25.33 per share, as adjusted, for sixty consecutive trading days.

Expansion

In response to the current economic environment, we have limited near-term expansion to those development projects for which leases have already been executed. Our future capital requirements and the adequacy of available funds will depend on many factors, including market acceptance of products, the operating performance of our restaurants, the duration of current economic conditions, the cost and availability of credit, acquisitions and the timing and rate of restaurant expansion. For fiscal year 2010, we are anticipating continued reduction in capital expenditures given the timing and rate of planned development. As a result and given the uncertainty of the macroeconomic environment, we plan to evaluate other uses of capital, including, but not limited to, debt repayment. As of October 11, 2009, we have one Benihana teppanyaki restaurant under development.

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

Cash Obligation to Former Director, Chairman and Chief Executive Officer

We will also use our capital resources to fund the cash obligation of $2.9 million in connection with the resignation of Joel A. Schwartz from his positions as Director, Chairman and Chief Executive Officer on February 9, 2009. In accordance with Mr. Schwartz’s employment agreement, he was paid a lump sum severance payment of $0.9 million six months after his resignation and the retirement benefit of $2.0 million is to be paid in sixty equal monthly installments through February 2014. As of October 11, 2009, the obligation remaining to be paid to Mr. Schwartz was $1.8 million.

Supply Agreements

We have entered into non-cancellable supply agreements for the purchase of beef and certain seafood items, in the normal course of business, at fixed prices for periods up to twelve months.  These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

Cash Flows

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

	Seven Periods Ended
	October 11,	October 12,
	2009	2008

Net cash provided by operating activities	$15,373	$16,744
Net cash used in investing activities	(12,417)	(26,383)
Net cash (used in) provided by financing activities	(5,111)	9,557
Net decrease in cash and cash equivalents	$(2,155)	$(82)

Management believes that our cash from operations and the funds available under our credit facility will provide sufficient capital to fund operations, commitments and contingencies, and committed restaurant expansion for at least the next twelve months.

Operating Activities

Net cash provided by operating activities totaled $15.4 million and $16.7 million for the seven periods ended October 11, 2009 and October 12, 2008, respectively. The decrease in net cash provided by operating activities was primarily due to the decrease in net income, which was partially offset by changes in working capital.

Investing Activities

Capital expenditures were $13.0 and $27.8 million for the seven periods ended October 11, 2009 and October 12, 2008, respectively. Full-year fiscal 2010 capital expenditures are expected to decrease as compared to full-year fiscal 2009 in response to the current macroeconomic conditions where we have opted to reduce capital expenditures and have limited near-term expansion to those development projects for which leases have already been executed.

During the seven periods ended October 11, 2009, we received $0.2 million in insurance proceeds related to the Benihana teppanyaki restaurant located in Memphis, TN that was damaged by fire, which proceeds were used to rebuild the restaurant. The Memphis, TN location re-opened on January 21, 2009.

During the three periods ended October 11, 2009, in connection with the resignation of Joel Schwartz, our former Director, Chairman and Chief Executive Officer, approximately $0.3 million was withdrawn from the deferred compensation plan and we realized a loss of less than $0.1 million.

Financing Activities

We began drawing on our line of credit with Wachovia in fiscal year 2008 to fund the expansion and renovation programs.  Refer to “Financial Resources” above for a discussion of the amended terms of our line of credit agreement. During the seven periods ended October 11, 2009, we borrowed $49.1 million under the line of credit and made $54.3 million in payments. During the seven periods ended October 12, 2008, we borrowed $60.9 million under the line of credit and made $50.9 million in payments.

During the seven periods ended October 11, 2009 and October 12, 2008, we paid $0.5 million in dividends on the Series B preferred stock.

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

There were no significant changes to our accounting policies during the seven periods ended October 11, 2009.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) topic 105, “Generally Accepted Accounting Principles” (“ASC 105”) (formerly referenced as Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”). The objective of ASC 105 is to establish the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and it is the FASB’s view that the issuance of the ASC will not change US GAAP. Our adoption of ASC 105 on July 20, 2009 did not have a material impact on our condensed consolidated financial statements. However, references to authoritative accounting literature contained in our financial statements have been made in accordance with the ASC commencing with this quarterly report as of and for the three and seven periods ended October 11, 2009.

In May 2009, the FASB issued FASB ASC topic 855, “Subsequent Events” (“ASC 855”) (formerly referenced SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim and annual periods ending after June 15, 2009. We have completed an evaluation of subsequent events required to be disclosed in the notes to the interim condensed consolidated financial statements as of and for the three and seven periods ended October 11, 2009 through November 24, 2009, the date the interim condensed consolidated financial statements were issued and filed with the SEC. Our adoption of ASC 855 on March 30, 2009 did not result in significant changes in the subsequent events that we report, either through recognition or disclosure, in our condensed consolidated financial statements.

In April 2009, the FASB issued ASC topic 320, “Investments – Debt and Equity Securities” (“ASC 320”) (formerly referenced as FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). This statement improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements but does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Our adoption of ASC 320 on March 30, 2009 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued ASC topic 825, “Financial Instruments” (“ASC 825”) (formerly referenced as FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Our adoption of ASC 825 on March 30, 2009 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued ASC topic 805, “Business Combinations” (formerly referenced as SFAS No. 141R, “Business Combinations”). ASC 805 establishes the principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. ASC 805 also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. ASC 805 is effective for business combinations occurring after March 30, 2009. Acquisitions, if any, after the effective date will be accounted for in accordance with ASC 805.

In September 2006, the FASB issued ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) (previously referenced as SFAS No. 157, “Fair Value Measurements”).  ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value. Our adoption of the provisions of ASC 820 on March 31, 2008 with respect to financial assets and liabilities measured at fair value did not have a material impact on our fair value measurements on our condensed consolidated financial statements. Our adoption of the provisions of ASC 820 on March 30, 2009, with respect to nonfinancial assets and liabilities, including (but not limited to) the valuation of our reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment did not have a material impact on our fair value measurements or our condensed consolidated financial statements as of and for the three and seven periods ended October 11, 2009.

Forward-Looking Statements

This quarterly report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. When used in this quarterly report and any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein as a result of a number of factors, either individually or in combination, including changes in consumer dining preferences, the reaction of our customers and employees to the Benihana Teppanyaki Renewal Program, fluctuations in commodity prices, availability of qualified employees, changes in the general economy and the availability and cost of credit, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, harsh weather conditions in areas in which we and our franchisees operate restaurants or plan to build new restaurants, acceptance of our concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete restaurant construction and renovation programs and obtain governmental permits on a reasonably timely basis, an adverse outcome in the dispute between us and the former minority stockholders of Haru Holding Corp. and other factors that we cannot presently foresee.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain risks of increasing interest rates and commodity prices.  The interest on our indebtedness is largely variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate.  We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels.  We have a policy not to use derivative agreements for trading purposes.  We have no derivative agreements as of October 11, 2009.

We had $28.1 million of borrowings outstanding under our line of credit facility at October 11, 2009. Based on the amounts outstanding as of October 11, 2009, a 100 basis point change in interest rates would result in an approximate change to interest expense of approximately $0.3 million.

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

We are a party to ordinary routine claims incidental to our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our financial condition, results of operations or cash flows.

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

To the knowledge of management, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009 except as follows:

A decrease in the availability of credit or other sources of capital and/or an increase in the cost of credit may adversely impact our operating and financial performance.

As at the end of our second quarter in fiscal year 2010, we failed to comply with the required leverage ratio in our existing credit agreement with Wachovia.  As a result we and Wachovia amended the credit agreement in a manner which, among other things, will significantly increase our cost of borrowing and reduce the amounts available to us under the line.   We believe that we have sufficient capital available to us from operations and under the line to meet our immediate operational needs and that we will meet all requirements of the amended credit agreement through its scheduled maturity in March of 2011, but our ability to do so will depend on a variety of factors, some of which (including general economic conditions and the ongoing litigation with the former minority shareholders of Haru) are outside our control.  We are exploring alternative and supplemental sources of financing which may be available to us but no assurances can be given that we will be able to secure such alternative or supplemental capital on acceptable terms.  A failure to maintain or secure adequate levels of financing would materially and adversely affect our business and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders held on August 20, 2009, the holders of our common stock, along with the holders of the Series B preferred stock, voted to elect two Class II Directors for a term of three years, and the holders of our Class A common stock voted to elect one Class II Director for a term of three years and one Class III Director for a term of one year.  Additionally, all stockholders voted to approve the amendment to the 2007 Equity Incentive Plan and appointment of Deloitte & Touche LLP as our independent registered public accounting firm. Results of the voting were as follows:

Class II Common Stock Nominees	For	Withheld
Norman Becker	4,633,796	2,328,106
Alan B. Levan	4,323,712	2,638,190

Class II Class A Stock Nominee	For	Withheld
John E. Abdo	777,406	145,705

Class III Class A Stock Nominee	For	Withheld
Darwin C. Dornbush	851,632	71,479

Accordingly, the following directors were elected at the meeting: Norman Becker, Alan B. Levan, John E. Abdo and Darwin C. Dornbush.

Other Directors whose term of office continued after the meeting are as follows: J. Ronald Castell, Lewis Jaffe, Richard C. Stockinger, Joseph J. West and Taka Yoshimoto.

Approval of the amendment to the 2007 Equity Incentive Plan was achieved with the following voting results:

	For	Against	Abstain
Total votes	3,036,621	886,026	2,196,172

Ratification for the appointment of Deloitte & Touche LLP, as our independent registered public accounting firm, was achieved with the following voting results:

	For	Against	Abstain
Total votes	7,714,205	170,439	367

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10.1 –	Fourth Amendment to Credit Agreement, dated November 23, 2009, by and among the Company and Wachovia Bank, National Association.

Exhibit 31.1 –	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 –	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 –	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 –	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benihana Inc.
(Registrant)

Date: November 24, 2009	/s/ Jose I. Ortega
Jose I. Ortega
Vice President - Finance and Chief Financial Officer