Form 10-Q
period 2010-01-03
BENIHANA INC
filed 2010-02-18
CIK 935226

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2010

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
Common stock $.10 par value, 5,634,764 shares outstanding at February 12, 2010
Class A common stock $.10 par value, 9,761,827 shares outstanding at February 12, 2010

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE AND TEN PERIODS ENDED JANUARY 3, 2010 AND JANUARY 4, 2009

BENIHANA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)

	January 3,	March 29,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$2,458	$3,891
Receivables, net	1,774	1,833
Inventories	7,776	6,529
Income tax receivable	626	1,304
Prepaid expenses and other current assets	4,087	2,603
Investment securities available for sale - restricted	540	631
Deferred income tax asset, net	986	721
Total current assets	18,247	17,512

Property and equipment, net	197,945	203,299
Goodwill	6,896	18,020
Deferred income tax asset, net	9,508	9,900
Other assets, net	7,717	8,396
Total assets	$240,313	$257,127

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,007	$7,027
Accrued expenses	25,221	25,821
Accrued put option liability	3,718	3,718
Total current liabilities	36,946	36,566

Deferred obligations under operating leases	13,746	13,238
Borrowings under line of credit	26,292	33,351
Other long term liabilities	1,630	1,999
Total liabilities	78,614	85,154

Commitments and contingencies (Notes 5, 9 and 13)

Convertible preferred stock - $1.00 par value; authorized -
5,000,000 shares; Series B mandatory redeemable convertible
preferred stock - authorized - 800,000 shares; issued and outstanding –
800,000 shares, respectively, with a liquidation preference of $20 million
plus accrued and unpaid dividends as of January 3, 2010	19,603	19,536

Stockholders’ Equity
Common stock - $.10 par value; convertible into Class A common stock; authorized, 12,000,000 shares; issued and outstanding,
5,634,764 and 5,603,139 shares, respectively	563	560
Class A common stock - $.10 par value; authorized, 20,000,000 shares;
issued and outstanding, 9,767,961 and 9,693,511 shares, respectively	977	970
Additional paid-in capital	70,442	69,479
Retained earnings	70,158	81,625
Accumulated other comprehensive loss, net of tax	(44)	(197)
Total stockholders’ equity	142,096	152,437
Total liabilities, convertible preferred stock and stockholders’ equity	$240,313	$257,127

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
(In thousands, except per share information)

	Three Periods Ended		Ten Periods Ended
	January 3,	January 4,	January 3,	January 4,
	2010	2009	2010	2009

Revenues:
Restaurant sales	$69,971	$66,790	$234,425	$230,290
Franchise fees and royalties	407	424	1,273	1,364
Total revenues	70,378	67,214	235,698	231,654

Restaurant Expenses:
Cost of food and beverage sales	16,964	16,025	55,968	55,524
Restaurant operating expenses	45,620	41,271	154,191	143,911
Restaurant opening costs	-	755	1,063	1,738
Marketing, general and administrative expenses	6,151	6,049	22,786	20,572
Impairment charges	12,347	21,505	12,347	21,505
Total operating expenses	81,082	85,605	246,355	243,250

Loss from operations	(10,704)	(18,391)	(10,657)	(11,596)
Interest expense, net	440	121	1,244	511

Loss before income taxes	(11,144)	(18,512)	(11,901)	(12,107)
Income tax benefit	(257)	(8,120)	(1,267)	(5,878)

Net loss	(10,887)	(10,392)	(10,634)	(6,229)
Less: Accretion of preferred stock issuance costs and preferred stock dividends	250	251	833	836

Net loss attributable to common stockholders	$(11,137)	$(10,643)	$(11,467)	$(7,065)

Loss Per Share
Basic loss per common share	$(0.72)	$(0.70)	$(0.75)	$(0.46)
Diluted loss per common share	$(0.72)	$(0.70)	$(0.75)	$(0.46)

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Ten Periods Ended January 3, 2010
(In thousands, except share information)

					Accumulated
					Other
		Class A	Additional		Comprehensive	Total
	Common	Common	Paid-in	Retained	Loss,	Stockholders’
	Stock	Stock	Capital	Earnings	Net of Tax	Equity

Balance, March 29, 2009	$560	$970	$69,479	$81,625	$(197)	$152,437

Comprehensive loss:

Net loss				(10,634)		(10,634)

Change in unrealized loss on investment securities available for sale, net of tax					153	153

Total comprehensive loss						(10,481)

Issuance of 31,625 shares of common stock and 76,250 shares of Class A common stock from exercise of options	3	7	552			562

Forfeiture of 1,800 shares of restricted Class A common stock		-	-			-

Dividends declared on Series B preferred stock				(766)		(766)

Accretion of issuance costs on Series B preferred stock				(67)		(67)

Stock-based compensation			379			379

Tax benefit from stock option exercises			32			32

Balance, January 3, 2010	$563	$977	$70,442	$70,158	$(44)	$142,096

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Ten Periods Ended
	January 3,	January 4,
	2010	2009

Operating Activities:
Net loss	$(10,634)	$(6,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,511	14,097
Non-cash impairment charges	12,347	21,505
Stock-based compensation	379	642
Tax benefit from stock option exercises	(32)	(18)
Loss on disposal of assets	1	14
Deferred income taxes	18	(9,744)
Change in operating assets and liabilities that provided (used) cash:
Receivables	(115)	1,160
Inventories	(1,247)	(424)
Prepaid expenses and other current assets	(1,484)	(1,866)
Income taxes	627	2,738
Other assets	325	(1,791)
Accounts payable	2,487	777
Accrued expenses and deferred obligations under operating leases	3,000	7,566
Net cash provided by operating activities	21,183	28,427
Investing Activities:
Expenditures for property and equipment and computer software	(15,677)	(40,792)
Collection of insurance proceeds	174	1,912
Proceeds on sale of collateral underlying Monterey promissory note	-	373
Sale (purchase) of investment securities, available for sale, net	353	(83)
Net cash used in investing activities	(15,150)	(38,590)
Financing Activities:
Borrowings on line of credit	73,003	84,515
Repayments on line of credit	(80,062)	(73,340)
Debt issuance costs	(254)	(143)
Dividends paid on Series B preferred stock	(747)	(752)
Proceeds from issuance of common stock and Class A common stock upon exercise
of stock options	562	78
Tax benefit from stock option exercises	32	18
Net cash (used in) provided by financing activities	(7,466)	10,376
Net (decrease) increase in cash and cash equivalents	(1,433)	213
Cash and cash equivalents, beginning of period	3,891	1,718
Cash and cash equivalents, end of period	$2,458	$1,931

Supplemental Disclosures of Cash Flow Information:
Cash paid during the ten periods:
Interest	$1,009	$657
Income taxes	574	1,127
Noncash investing and financing activities:
Acquired property and equipment for which cash payments had not yet been made	$963	$3,963
Accrued but unpaid dividends on the Series B preferred stock	260	263
Change in unrealized loss on investment securities available for sale, net of tax	153	(154)

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General

The accompanying condensed consolidated balance sheet as of March 29, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three and ten periods ended January 3, 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 29, 2009 appearing in the Benihana Inc. and Subsidiaries (“we, “our,” “us,” the “Company”) Annual Report on Form 10-K filed with the SEC.

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The results of operations for the ten periods (forty weeks) ended January 3, 2010 are not necessarily indicative of the results to be expected for the full year.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) topic 105, “Generally Accepted Accounting Principles” (“ASC 105”) (formerly referenced as Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”). The objective of ASC 105 is to establish the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and it is the FASB’s view that the issuance of the ASC will not change US GAAP. Our adoption of ASC 105 on July 20, 2009 did not have a material impact on our condensed consolidated financial statements. However, references to authoritative accounting literature contained in our financial statements have been made in accordance with the ASC commencing with the quarterly report as of and for the three and seven periods ended October 11, 2009.

In May 2009, the FASB issued FASB ASC topic 855, “Subsequent Events” (“ASC 855”) (formerly referenced SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim and annual periods ending after June 15, 2009. We have completed an evaluation of subsequent events required to be disclosed in the notes to the condensed consolidated financial statements as of and for the three and ten periods ended January 3, 2010 through February 18, 2010, the date the condensed consolidated financial statements were issued and filed with the SEC. Our adoption of ASC 855 on March 30, 2009 did not result in significant changes in the subsequent events that we report, either through recognition or disclosure, in our condensed consolidated financial statements.

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

In September 2006, the FASB issued ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) (previously referenced as SFAS No. 157, “Fair Value Measurements”).  ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value. Our adoption of the provisions of ASC 820 on March 31, 2008 with respect to financial assets and liabilities measured at fair value did not have a material impact on our fair value measurements on our condensed consolidated financial statements. Our adoption of the provisions of ASC 820 on March 30, 2009, with respect to nonfinancial assets and liabilities, including (but not limited to) the valuation of our reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how we estimated our fair value measurements but did result in increased disclosures about fair value measurements in our condensed consolidated financial statements as of and for the three and ten periods ended January 3, 2010.

3.	Inventories

Inventories consist of the following (in thousands):

	January 3,	March 29,
	2010	2009

Food and beverage	$3,237	$2,785
Supplies	4,539	3,744

	$7,776	$6,529

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short-term nature of the items as of January 3, 2010 and March 29, 2009. The carrying amount of our debt at March 29, 2009 approximated fair value due to the variable rates associated with the debt instrument. During the three periods ended January 3, 2010, we amended our line of credit agreement (refer to Note 5, Long-Term Debt) and believe the carrying value of our debt as of January 3, 2010 approximates fair value.

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

As of January 3, 2010, we have certain publicly traded mutual funds that invest in debt and equity securities that are required to be measured at fair value on a recurring basis. We invest in these mutual funds to mirror and track the performance of the elections made by employees that participate in our deferred compensation plan. These mutual fund investments are classified as available for sale and are carried at fair value with unrealized gains and losses reflected as a separate component of stockholders’ equity. We determined the fair value of our investment securities available for sale using quoted market prices (level 1 in the fair value hierarchy).

During the ten periods ended January 3, 2010, in connection with the resignation of Joel Schwartz, our former Director, Chairman and Chief Executive Officer, approximately $0.3 million was withdrawn from the deferred compensation plan and we realized a loss of less than $0.1 million.

The following tables disclose, as of January 3, 2010 and March 29, 2009, our available for sale investment securities that have been in a continuous unrealized net loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more (in thousands):

	January 3, 2010
	12 months or greater			less than 12 months
			Gross			Gross
	Cost	Fair value	unrealized loss	Cost	Fair value	unrealized loss

Equity securities	$531	$461	$(70)	$-	$-	$-
Fixed income securities	53	46	(7)	-	-	-
Money market fund deposits	33	33	-	-	-	-
	$617	$540	$(77)	$-	$-	$-

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	March 29, 2009
	12 months or greater			less than 12 months
			Gross			Gross
	Cost	Fair value	unrealized loss	Cost	Fair value	unrealized loss

Equity securities	$860	$543	$(317)	$-	$-	$-
Fixed income securities	64	48	(16)	-	-	-
Money market fund deposits	40	40	-	-	-	-
	$964	$631	$(333)	$-	$-	$-

We periodically evaluate unrealized losses in our available for sale investment securities for other-than-temporary impairment using both qualitative and quantitative criteria and, as of January 3, 2010, determined that there was no material other-than-temporary impairment.

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

Subsequent to March 29, 2009, during the three periods ended January 3, 2010, in connection with the valuation of our reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, we recorded impairment charges totaling $12.3 million to write down the Benihana teppanyaki reporting unit’s goodwill and certain restaurants’ property and equipment to fair value using unobservable inputs (level 3 measurements). Refer to Note 11, Impairment Charges, for the reasons for the measurements, description of the inputs and information used to develop the inputs.

5.	Long-Term Debt

We have a line of credit with Wachovia Bank, National Association (“Wachovia”) under the terms of an agreement entered into on March 15, 2007, a second amendment to the line of credit entered into on November 19, 2008, a third amendment to the line of credit entered into on February 9, 2009, a fourth amendment to the line of credit entered into on November 23, 2009 and a fifth amendment (adding certain immaterial provisions) to the line of credit entered into on January 31, 2010. While providing for working capital, capital expenditures and general corporate purposes, the amended line of credit agreement requires that we maintain certain financial ratios and profitability amounts, restricts the payment of cash dividends and the use of proceeds to purchase our stock and is secured by the assets of Benihana Inc. (including first mortgages on all real estate owned by the Company). There are no scheduled payments prior to scheduled maturity; however, we may prepay outstanding borrowings prior to that date.

Under the terms of the third amendment, the amended line of credit allowed us to borrow up to $60 million through March 15, 2011, provided that $10.0 million of this commitment was subject to Wachovia successfully syndicating a portion of the loan or our attaining a leverage ratio of less than 3.5 to 1.0 for two consecutive fiscal quarters.

At the end of our second quarter of fiscal year 2010, we were not in compliance with the financial covenants of the amended line of credit agreement with Wachovia. Accordingly, on November 23, 2009, we entered into a fourth amendment to the line of credit. The fourth amendment allows us to borrow up to $40.5 million through July 17, 2010. On July 18, 2010, the last day of the first quarter of fiscal year 2011, the amount available to borrow will be reduced to $37.5 million through January 1, 2011. On January 2, 2011, the last day of the third quarter of fiscal year 2011, the amount available will be borrow will be further reduced to $32.5 million through maturity. The amount we can borrow will be further reduced by 25% of any net cash proceeds we may receive in connection with any sale of our equity securities.  The amended line of credit provides for a commitment fee of 0.25% on the unused portion of the loan commitment and interest rates payable at 4.75% above the applicable LIBOR rate with a LIBOR floor of 1.0%. The amended line of credit provides for a minimum fixed charge coverage ratio of 1.10:1.00 through the first quarter of fiscal year 2011 and a minimum of 1.35:1.00 thereafter, and a maximum leverage ratio of 5.00:1.00 through the end of the first quarter of fiscal year 2011 and 4.50:1.00 by the end of the second quarter of fiscal year 2011 through, and including, the third quarter of fiscal year 2011. At January 3, 2010, we were in compliance with the financial covenants of the amended line of credit agreement with Wachovia.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Borrowings under the line of credit become due on March 15, 2011, and we have no agreement with Wachovia to extend or renew the line beyond maturity. At January 3, 2010, we had $26.3 million outstanding under the amended line of credit with Wachovia at an interest rate of 5.75%.  The amount available to be borrowed under the amended line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $1.0 million at January 3, 2010. As of January 3, 2010, we had available $13.2 million for borrowing under the terms of the amended line of credit facility.

6.	Income Taxes

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the three and ten periods ended January 3, 2010, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made. During the three and ten periods ended January 3, 2010, our effective income tax rate was impacted by the recognition of an impairment loss for the Benihana teppanyaki reporting unit’s goodwill for which there was no income tax benefit due to a zero tax basis, increasing tax credits with decreasing taxable income as well as the resolution of uncertain tax positions totaling $0.1 million, which were previously recognized upon the adoption of FIN 48.

We file income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, we are no longer subject to federal and state income tax examinations for years prior to fiscal year 2007. As of January 3, 2010, we had $0.3 million of gross unrecognized tax benefits, all of which would impact the tax rate if recognized, less than $0.1 million accrued for the payment of interest and no amount accrued for the payment of penalties. As of March 29, 2009, we had $0.4 million of gross unrecognized tax benefits, all of which would impact the tax rate if recognized, less than $0.1 million accrued for the payment of interest and no amount accrued for the payment of penalties. Of the total unrecognized tax benefits at January 3, 2010, we believe it is reasonably possible that this amount could be reduced by $0.1 million in the next twelve months due to the expiration of statute of limitations. Unrecognized tax benefits and related interest and penalties are generally classified as other long term liabilities in the accompanying condensed consolidated balance sheets. It is our continuing policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

7.	Loss Per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period.  The diluted loss per common share computation includes dilutive common share equivalents issued under our various stock option plans and conversion rights of Series B preferred stock. The components used in the computation of basic loss per share and diluted loss per share for each fiscal year are shown below (in thousands):

	Three Periods Ended		Ten Periods Ended
	January 3,	January 4,	January 3,	January 4,
	2010	2009	2010	2009
Net loss, as reported	$(10,887)	$(10,392)	$(10,634)	$(6,229)
Less: Accretion of preferred stock issuance costs and preferred stock dividends	250	251	833	836
Loss for computation of basic loss per common share	(11,137)	(10,643)	(11,467)	(7,065)

Add: Accretion of preferred stock issuance costs and preferred stock dividends	-	-	-	-
Loss for computation of diluted loss per common share	$(11,137)	$(10,643)	$(11,467)	$(7,065)

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Periods Ended		Ten Periods Ended
	January 3,	January 4,	January 3,	January 4,
	2010	2009	2010	2009

Weighted average number of common shares used in basic loss per share	15,404	15,297	15,383	15,288
Effect of dilutive securities:
Stock options	-	-	-	-
Series B preferred stock	-	-	-	-
Weighted average number of common shares and dilutive potential common stock used in diluted loss per share	15,404	15,297	15,383	15,288

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

Due to the net loss attributable to common shareholders for the three and ten periods ended January 3, 2010, all potentially dilutive shares were excluded from the denominator of the earnings per share calculation as including such shares would have been anti-dilutive. Similarly, the numerator was not adjusted to add back any preferred stock issuance costs or preferred stock dividends as including such amounts would have been anti-dilutive. For the three and ten periods ended January 3, 2010, stock options to purchase approximately 1.1 million shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

For the three and ten periods ended January 4, 2009, conversion of the convertible preferred stock was not assumed for purposes of computing diluted earnings per share since the effect would have been anti-dilutive. For the three and ten periods ended January 4, 2009, stock options to purchase approximately 1.6 million shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

8.	Stock-Based Compensation

On August 20, 2009, our shareholders approved an amendment to the 2007 Equity Incentive Plan, which (i) increased the number of authorized shares of our Class A common stock available for issuance under the equity plan by 2,000,000 shares to an aggregate of 2,750,000 shares, (ii) increased the number of shares which may be issued under the equity plan upon the exercise of incentive stock options by 1,450,000 shares to an aggregate of  2,000,000 shares and (iii) increased the maximum number of shares for which an employee of the Company may be granted equity awards under the equity plan during any calendar year by 550,000 shares to 750,000 shares.  As of January 3, 2010, of these amounts, we have granted 24,100 shares of restricted Class A common stock, net of forfeitures, and options to purchase 446,433 shares of Class A common stock, net of cancellations, leaving 2,279,467 shares available for future grants.

We recorded $0.1 million (less than $0.1 million, net of tax) and $0.2 million (approximately $0.1 million, net of tax) in stock-based compensation expense during the three periods ended January 3, 2010 and January 4, 2009, respectively. We recorded $0.4 million (approximately $0.2 million, net of tax) and $0.6 million (approximately $0.4 million, net of tax) in stock-based compensation expense during the ten periods ended January 3, 2010 and January 4, 2009, respectively.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Options

Options to purchase 60,000 and 100,000 shares of Class A common stock were granted during the ten periods ended January 3, 2010 and January 4, 2009, respectively. The following assumptions were used in the Black-Scholes option pricing model used in valuing options granted:

	January 3, 2010	January 4, 2009

Risk free interest rate	3.90%	3.40% - 3.70%
Expected term	3 years	3 years
Expected dividend yield	-	-
Expected volatility	75%	51.0% - 65.4%

The following is a summary of stock option activity for the ten periods ended January 3, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
		(per share)	(in years)	(in thousands)
Outstanding at March 29, 2009	1,610,363	$9.61	4.03	$10
Granted	60,000	6.33
Canceled/Expired	(440,542)	9.36
Exercised	(107,875)	5.23
Outstanding at January 3, 2010	1,121,946	$9.96	4.05	$68
Exercisable at January 3, 2010	918,391	$10.34	4.34	$45

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.  For the ten periods ended January 3, 2010, the total intrinsic value of stock options exercised was $0.1 million.  Proceeds from stock options exercised during the ten periods ended January 3, 2010 totaled $0.6 million.  Upon the exercise of stock options, shares are issued from new issuances of stock. The tax benefit realized for tax deductions from stock options exercised during the ten periods ended January 3, 2010 totaled less than $0.1 million.  At January 3, 2010, total unrecognized compensation cost related to non-vested share-based compensation totaled $0.5 million and is expected to be recognized over approximately 1.8 years.

Restricted stock

The following is a summary of restricted stock activity for the ten periods ended January 3, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
		(per share)

Nonvested at March 29, 2009	9,533	$10.35
Granted	-	-
Forfeited	(1,800)	10.35
Vested	-	-
Nonvested at January 3, 2010	7,733	$10.35

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The aggregate intrinsic value of vested restricted stock awards at January 3, 2010 and March 29, 2009 was less than $0.1 million. At January 3, 2010, there was less than $0.1 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over approximately 1.2 years.

9.	Commitments and Contingencies

Acquisitions – Haru Holding Corp.

In December 1999, we completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period from July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the “minority stockholders”) had a one-time option to sell their remaining shares to us (the "put option").  The exercise price under the put option was to be calculated as  four and one-half (4½) times Haru's consolidated cash flow for the fiscal year ended March 27, 2005 less the amount of Haru's debt (as that term is defined in the purchase agreement) at the date of the computation. On July 1, 2005, the minority stockholders exercised the put option, and we acquired the remaining 20% of the equity of Haru.

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

On December 19, 2007, the Court dismissed all of the claims against us, except for the breach of fiduciary duty and breach of contract claims. On January 25, 2008, we filed our Answer and Affirmative Defenses to the Amended Complaint. The parties have completed fact and expert discovery. On December 22, 2008, the Court entered an order referring the case for a settlement conference. No settlement was reached. During May 2009, each party responded to the other’s motion for summary judgement, and on January 14, 2010, the Court heard oral arguments on the parties’ cross motions for summary judgement. The parties are currently waiting for the Court to rule on these motions.

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

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other

Refer to Note 13, Resignation of Former Director and Executive Vice President – Operations; Former President and Chief Administrative Officer;  and Former Vice President – Finance, Chief Financial Officer and Treasurer, for cash obligations incurred in connection with the resignation of Taka Yoshimoto from his positions as Director and Executive Vice President – Operations, the resignation of Juan C. Garcia from his positions as President and Chief Administrative Officer, and the resignation of Jose I. Ortega from his positions as Vice President – Finance, Chief Financial Officer and Treasurer.

10.	Restaurant Operating Expenses

Restaurant operating expenses consist of the following (in thousands):

	Three Periods Ended		Ten Periods Ended
	January 3,	January 4,	January 3,	January 4,
	2010	2009	2010	2009

Labor and related costs	$24,126	$22,595	$82,900	$80,240
Restaurant supplies	2,103	1,564	6,539	5,543
Credit card discounts	1,395	1,290	4,549	4,428
Utilities	1,870	1,919	7,087	7,118
Occupancy costs	4,796	4,436	16,104	14,659
Depreciation and amortization	4,456	4,138	14,571	13,739
Other restaurant operating expenses	6,874	5,329	22,441	18,184
Total other restaurant operating expenses	$45,620	$41,271	$154,191	$143,911

11.	Impairment Charges

During the three periods ended January 3, 2010, we recorded impairment charges of $12.3 million ($11.8 million net of tax) comprised of $11.1 million associated with goodwill for the Benihana teppanyaki reporting unit and $1.2 million ($0.7 million net of tax) to write-down certain restaurants’ property and equipment to estimated fair value, as further discussed below. During fiscal year 2009, we recorded impairment charges of $21.5 million, comprised of $11.9 million ($7.0 million net of tax) associated with goodwill for our RA Sushi reporting unit and $9.6 million ($5.7 million net of tax) to write-down certain restaurants’ property and equipment to estimated fair value. For a complete discussion of the fiscal year 2009 impairment charges, please see Note 11 of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

Long-lived assets

We periodically assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Generally, we consider a history of consistent and significant negative comparable restaurant sales, declining operating profit, or operating losses to be primary indicators of potential asset impairment, after an individual restaurant location has been operating for two years.

During the three periods ended January 3, 2010, as a result of continued under-performance of Benihana Tucson, RA Sushi Palm Beach Gardens and Haru Philadelphia and its resulting impact on our expectation of future cash flows, we determined that a change in circumstances had occurred and the carrying value of these stores’ property and equipment may not be recoverable. Accordingly, we performed an analysis of the carrying value of our property and equipment.

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

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The results of our analysis indicated that the property and equipment were fully impaired at three restaurants:  Benihana Tucson, RA Sushi Palm Beach Gardens and Haru Philadelphia. Accordingly, we took additional impairment charges of $1.2 million ($0.7 million net of tax) to write-down the restaurants’ property and equipment to estimated fair value, all of which is classified as impairment charges in the accompanying condensed consolidated statements of loss. The property and equipment of these restaurants were partially impaired in fiscal year 2009. Refer to Note 12, Segment Reporting, for a summary of the impairment charges by reportable segment. We are currently evaluating whether to continue operating at these locations.

Goodwill

Additionally, we review goodwill and other indefinite-lived intangible assets annually for impairment during the third quarter, or more frequently if indicators of impairment exist. The goodwill impairment test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist, and the second step must be performed to measure the amount of impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. Any impairment charge will reduce the amount of goodwill on the balance sheet.

We evaluated goodwill for Benihana teppanyaki and Haru as of the end of the third quarter of fiscal year 2010 at the reporting unit level using an estimation of fair value based upon (1) an analysis of discounted cash flow projections (income approach) and (2) an analysis of cash flows of the reporting unit using market-derived multiples of similar restaurant businesses (market approach).  All of the RA Sushi reporting unit’s goodwill was impaired in fiscal year 2009.

Based on the results of step one of the impairment test, the Haru reporting unit’s estimated fair value exceeded its carrying value, and accordingly, no impairment charge to goodwill for the Haru reporting unit has been recognized. Based on the results of step one of the impairment test, the Benihana teppanyaki reporting unit’s estimated fair value did not exceed its carrying value, which required us to perform the second step of the goodwill impairment test. The second step involves an analysis reflecting the allocation of the fair value determined in the first step (as if it was the purchase price in a business combination). The recorded amounts of other items on the balance sheet are not adjusted. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

We have not completed the second step of the goodwill impairment test for the Benihana teppanyaki reporting unit but believe that a goodwill impairment loss is probable. Accordingly, we recorded an estimated non-cash goodwill impairment charge of $11.1 million classified as impairment charges in the accompanying condensed consolidated statements of loss to write down all of the goodwill allocated to the Benihana teppanyaki reporting unit. This goodwill impairment charge represents our best estimate of the impairment loss. The second step to determine the implied fair value of goodwill for Benihana teppanyaki reporting unit will be finalized in the fourth quarter of 2010.

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

The tables below present information about reportable segments (in thousands):

	Three Periods Ended
	January 3, 2010
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$46,462	$16,105	$7,404	$407	$70,378
Impairment charges	11,796	256	295	-	12,347
(Loss) income from operations	(8,874)	640	640	(3,110)	(10,704)
Capital expenditures, net of insurance proceeds	2,056	382	287	-	2,725

	Three Periods Ended
	January 4, 2009
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$45,994	$13,271	$7,525	$424	$67,214
Impairment charges	1,370	16,555	3,580	-	21,505
Income (loss) from operations	3,810	(16,711)	(3,003)	(2,487)	(18,391)
Capital expenditures, net of insurance proceeds	11,181	1,295	36	-	12,512

	Ten Periods Ended
	January 3, 2010
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$154,115	$55,283	$25,027	$1,273	$235,698
Impairment charges	11,796	256	295	-	12,347
(Loss) income from operations	(4,638)	1,889	2,548	(10,456)	(10,657)
Capital expenditures, net of insurance proceeds	10,028	4,292	778	405	15,503

	Ten Periods Ended
	January 4, 2009
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$156,640	$45,494	$28,156	$1,364	$231,654
Impairment charges	1,370	16,555	3,580	-	21,505
Income (loss) from operations	13,495	(16,181)	(665)	(8,245)	(11,596)
Capital expenditures, net of insurance proceeds	29,016	9,532	332	-	38,880

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	Resignation of Former Director and Executive Vice President – Operations; Former President and Chief Administrative Officer; and Former Vice President – Finance, Chief Financial Officer and Treasurer

Effective as of December 18, 2009, Taka Yoshimoto resigned from his positions as Director and Executive Vice President – Operations. In connection with Mr. Yoshimoto’s resignation, on December 22, 2009, we entered into an agreement with Mr. Yoshimoto which provides for, among other things, payment to Mr. Yoshimoto of $19,340 per month for twelve months commencing on January 15, 2010, and payment, on Mr. Yoshimoto’s behalf, of any premiums under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) applicable to Mr. Yoshimoto’s health insurance coverage until December 15, 2010.  In consideration for such payments, Mr. Yoshimoto agreed, among other things, to release us and our affiliates from any and all claims which Mr. Yoshimoto may otherwise have against us or our affiliates.  Accordingly, during the three periods ended January 3, 2010, we recognized a charge of $0.2 million in connection with the resignation of Taka Yoshimoto, included in marketing, general and administrative expenses in the accompanying condensed consolidated statements of loss.

Effective as of January 13, 2010, subsequent to the end of the fiscal quarter ended January 3, 2010, Juan C. Garcia resigned from his positions as President and Chief Administrative Officer. In connection with Mr. Garcia’s resignation, on January 28, 2010, we entered into an agreement with Mr. Garcia which provides for, among other things, continuation of Mr. Garcia’s basic compensation and car allowance through March 31, 2010 under the terms of his Amended and Restated Employment Agreement dated March 31, 2008,  semi-monthly payments to Mr. Garcia of $11,461 beginning on the first regular pay day following March 31, 2010 and continuing through January 20, 2011, and payment, on Mr. Garcia’s behalf, of any premiums under COBRA applicable to Mr. Garcia’s health insurance coverage until the first regularly scheduled pay day following January 13, 2011.  In consideration for such payments, Mr. Garcia agreed, among other things, to release us and our affiliates from any and all claims which Mr. Garcia may otherwise have against us or our affiliates.  Accordingly, we will recognize a charge of approximately $0.3 million during the three periods ending March 28, 2010.

Effective as of January 13, 2010, subsequent to the end of the fiscal quarter ended January 3, 2010, Richard C. Stockinger, our Chief Executive Officer, was appointed President of the Company.  On January 7, 2010, our Board of Directors approved an increase to Mr. Stockinger’s annual base salary from $350,000 to $500,000 retroactive to the commencement of his employment on February 9, 2009.  Accordingly, we will recognize a charge of approximately $0.1 million during the three periods ending March 28, 2010. In addition, our Board approved immediate termination of Mr. Stockinger’s $7,500 monthly relocation allowance.

Effective as of January 13, 2010, subsequent to the end of the fiscal quarter ended January 3, 2010, Jose I. Ortega resigned from his positions as Vice President – Finance, Chief Financial Officer and Treasurer. In connection with Mr. Ortega’s resignation, on January 14, 2010, we entered into an agreement with Mr. Ortega pursuant to which Mr. Ortega will provide consulting services to us with regard to accounting, SEC filings and other financial matters for up to ninety days.  During the consulting period, we will continue to pay Mr. Ortega the base compensation payable to him at the time of his resignation.  Upon completion of the consulting period and execution of a general release by Mr. Ortega, we will pay Mr. Ortega semi-monthly payments of $8,333 for twelve additional months. In addition, we will make payments, on behalf of Mr. Ortega, of any premiums under COBRA applicable to the health insurance coverage of Mr. Ortega and his qualified dependents until we make our final payment under the agreement.  In consideration for the payments to be made under the agreement, Mr. Ortega agreed, among other things, to release us and our affiliates from any and all claims which he might otherwise have against us or our affiliates.  Consulting fees will be recognized as incurred over the consulting period. We will recognize a charge of approximately $0.2 million upon completion of the consulting period. As a result, effective as of January 13, 2010, our Board of Directors appointed Gene R. Baldwin as our interim Chief Financial Officer. Mr. Baldwin has served as a partner of CRG Partners Group, LLC and its predecessors (“CRG”), a provider of financial advisory, corporate improvement and related services, since 2002.  During the performance of his duties as interim Chief Financial Officer, Mr. Baldwin will continue as a partner of CRG and we will compensate Mr. Baldwin through CRG.  The Board of Directors has commenced a search for a permanent Chief Financial Officer.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Total revenues increased 4.7% and 1.7% in the current three and ten periods ended January 3, 2010, respectively, when compared to the corresponding periods a year ago.  Net loss increased 4.8% and 70.7% in the current three and ten periods ended January 3, 2010, respectively, when compared to the corresponding periods a year ago. Loss per diluted share increased 2.9% in the current three periods ended January 3, 2010 when compared to the corresponding periods a year ago. Loss per diluted share increased 63.0% in the current ten periods ended January 3, 2010 when compared to the corresponding periods a year ago.

Results for the three and ten periods ended January 3, 2010 continued to be adversely impacted by a challenging economic environment, resulting in softer sales trends and increased costs at the restaurant level. In response to the ongoing macroeconomic and industry challenges, we are actively managing our controllable expenses and, subsequent to the end of the third quarter of fiscal year 2010, have reduced our workforce at our corporate headquarters. This workforce reduction is expected to generate approximately $2.0 million to $2.5 million in annual cost savings. Additionally, we have reduced capital expenditures and limited near-term expansion to those development projects for which leases have already been executed. In an effort to drive traffic, we continue to highlight the distinct nature of the guest experience through a combination of value-based promotions, media advertising and local marketing initiatives at our Benihana teppanyaki, RA Sushi and Haru concepts. We have also improved the guest experience at our Benihana teppanyaki restaurants.

During the three and ten periods ended January 3, 2010, we recorded impairment charges of $12.3 million ($11.8 million net of tax) comprised of $11.1 million associated with goodwill for the Benihana teppanyaki reporting unit and $1.2 million ($0.7 million net of tax) to write-down certain restaurants’ property and equipment to estimated fair value, as further discussed in Note 11, Impairment Charges of the condensed consolidated financial statements.

During the second quarter of fiscal year 2010, we launched our Benihana Teppanyaki Renewal Program (“Renewal Program”). The Renewal Program focuses on improving guest experiences as they relate to image, quality, consistency and lack-of-Japan.

We have elevated the quality of food and beverages in our Benihana teppanyaki restaurants. These improvements were designed to restore the quality of products to those historically offered and included upgrading the quality of tenderloin, chicken, scallops and shrimp. We have been able to implement these changes without increasing menu prices as a result of our comprehensive purchasing effort. Service standards were improved through extensive staff training and re-engineering the roles and responsibilities of both the restaurant general manager and regional manager. Incentive compensation plans were put in place to insure successful execution of these strategies, enhance staff productivity and improve guest satisfaction.  In addition, the concept’s marketing and public relations activities have been substantially improved. These combined efforts are focused on increasing guest frequency, creating greater mindshare and ultimately bolstering restaurant sales at our flagship brand.

On September 28, 2009, we launched a new menu as part of our efforts to improve the food quality and variety. The menu contains eight new items, along with upgraded ingredients on beef, chicken and shrimp.  Additionally, cooking methods have been modified to enhance the flavor of our entrees.  Other enhancements to the dining experience include table top presentation, steps of service, red linen napkins, an enhanced focus on beverage offerings, including temperature controlled wine storage and standardized dress attire for all Benihana teppanyaki chefs and restaurant staff. We are undertaking work at select restaurants on maximizing visibility with signage, including lighting the blue roofs where appropriate, and identifying opportunities for additional seating, particularly at our South Florida waterfront locations.

As part of the Renewal Program, we are making changes to the dining experience so that we will not only continue to honor one of the world’s oldest cultures, but also solidify the concept’s reputation as being a celebration of Japanese heritage.  We are also exploring new relationships with some of the leading authorities in the latest trends in Japanese culture and food and beverage.

Additionally, as part of the Renewal Program, we have launched several initiatives which are designed to create greater awareness for the concept and strengthen guest connectivity.  The Chef’s Table email program is an e-mail database, which is being utilized for value-based promotions and building brand loyalty. The database is currently comprised of approximately 800,000 addresses.  The Children’s Club program, now called Kabuki Kids with approximately 80,000 participants, addresses this very important guest constituency, as children are often the prime drivers in bringing families to Benihana.  We have also retained Wieden + Kennedy to lead our advertising efforts.

In light of the current economic conditions and costs incurred to implement the Renewal Program, we are focused on conserving cash and increasing operating efficiencies. Operating expenses, however, may not decrease in the near-term. While there can be no assurance as to the ultimate success of the Renewal Program, we believe that we are taking the necessary actions to improve guest experiences and improve the long-term success of the Benihana teppanyaki brand.

The following tables reflect changes in restaurant count during the three and ten periods ended January 3, 2010 and January 4, 2009:

	Three Periods Ended				Ten Periods Ended
	January 3, 2010				January 3, 2010
	Teppanyaki	RA Sushi	Haru	Total	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	64	25	9	98	64	22	9	95
Openings	-	-	-	-	1	3	-	4
Closings	-	-	-	-	(1)	-	-	(1)
Restaurant count, end of period	64	25	9	98	64	25	9	98

	Three Periods Ended				Ten Periods Ended
	January 4, 2009				January 4, 2009
	Teppanyaki	RA Sushi	Haru	Total	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	60	21	9	90	60	18	9	87
Openings	2	1	-	3	2	4	-	6
Restaurant count, end of period	62	22	9	93	62	22	9	93

As of January 3, 2010, there were also 23 franchised Benihana teppanyaki restaurants operating in the United States, Latin America and the Caribbean.

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

Three Periods Ended January 3, 2010 Compared to January 4, 2009:

The following tables show our operating results, as well as our operating expenses as a percentage of restaurant sales, for the three periods ended January 3, 2010 and January 4, 2009 (dollar amounts in thousands):

	Three periods ended January 3, 2010
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues:
Restaurant sales	$46,462	$16,105	$7,404	$-	$69,971	100.0%	100.0%	100.0%	-	100.0%
Franchise fees and royalties	-	-	-	407	407
Total revenues	46,462	16,105	7,404	407	70,378

Restaurant expenses:
Cost of food and beverage sales	11,235	4,097	1,632	-	16,964	24.2%	25.4%	22.0%	-	24.2%
Restaurant operating expenses	30,744	10,367	4,509	-	45,620	66.2%	64.4%	60.9%	-	65.2%
Restaurant opening costs	-	-	-	-	-	-	-	-	-	-
Marketing, general and administrative expenses	1,561	745	328	3,517	6,151	3.4%	4.6%	4.4%	n/m	8.8%
Impairment charges	11,796	256	295	-	12,347	25.4%	1.6%	4.0%	-	17.6%
Total operating expenses	55,336	15,465	6,764	3,517	81,082	119.1%	96.0%	91.4%	n/m	115.9%

(Loss) income from operations	$(8,874)	$640	$640	$(3,110)	$(10,704)	-19.1%	4.0%	8.6%	n/m	-15.9%

	Three periods ended January 4, 2009
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues:
Restaurant sales	$45,994	$13,271	$7,525	$-	$66,790	100.0%	100.0%	100.0%	-	100.0%
Franchise fees and royalties	-	-	-	424	424
Total revenues	45,994	13,271	7,525	424	67,214

Restaurant expenses:
Cost of food and beverage sales	10,880	3,447	1,698	-	16,025	23.7%	26.0%	22.6%	-	24.0%
Restaurant operating expenses	27,745	8,642	4,884	-	41,271	60.3%	65.1%	64.9%	-	61.8%
Restaurant opening costs	395	360	-	-	755	0.9%	2.7%	-	-	1.1%
Marketing, general and administrative expenses	1,794	978	366	2,911	6,049	3.9%	7.4%	4.9%	n/m	9.1%
Impairment charges	1,370	16,555	3,580	-	21,505	3.0%	124.7%	47.6%	-	32.2%
Total operating expenses	42,184	29,982	10,528	2,911	85,605	91.7%	225.9%	139.9%	n/m	128.2%

Income (loss) from operations	$3,810	$(16,711)	$(3,003)	$(2,487)	$(18,391)	8.3%	-125.9%	-39.9%	n/m	-28.2%

In the aggregate, loss from operations decreased $7.7 million, or 41.8%, for the three periods ended January 3, 2010, when compared to the same period in the prior fiscal year. By concept, income from operations decreased 332.9% at Benihana teppanyaki resulting in a net loss for the three periods ended January 3, 2010. Loss from operations decreased 103.8% at RA Sushi and 121.3% at Haru during the three periods ended January 3, 2010, respectively, resulting in income from operations of $0.6 million and $0.6 million, respectively. These changes in loss from operations, when compared to the same period in the prior fiscal year, are due to changes in revenues and operating expenses as further discussed under the headings “Revenues” and “Costs and Expenses” below.

REVENUES

The following table summarizes the changes in restaurant sales between the three periods ended January 3, 2010 and January 4, 2009 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the three periods ended January 4, 2009	$45,994	$13,271	$7,525	$66,790
(Decrease) increase in comparable sales	(2,686)	582	(121)	(2,225)
Increase from new restaurants	2,097	2,252	-	4,349
Decrease from permanent closure	(485)	-	-	(485)
Increase from temporary closures, net	1,542	-	-	1,542
Restaurant sales during the three periods ended January 3, 2010	$46,462	$16,105	$7,404	$69,971

The following table shows comparable restaurant sales by concept for the three periods ended January 3, 2010, when compared to the same period in the prior fiscal year as well as the related dollar and percentage changes (dollar amounts in thousands). Restaurants are considered comparable when they are open during the same periods in the two years being compared.

	Three Periods Ended		Change
	January 3,	January 4,
	2010	2009	$	%
Comparable restaurant sales by concept:
Teppanyaki	$42,921	$45,607	$(2,686)	-5.9%
RA Sushi	13,854	13,272	582	4.4%
Haru	7,404	7,525	(121)	-1.6%
Total comparable restaurant sales	$64,179	$66,404	$(2,225)	-3.4%

The decrease in Benihana teppanyaki comparable sales was primarily the result of a 4.7% decrease in dine-in guest counts and a decrease of 1.7% in the average per person dine-in guest check at locations opened longer than one year. RA Sushi experienced a 9.1% increase in dine-in guest counts at locations opened longer than one year offset by a decrease of 4.2% in the average per person dine-in guest check at locations opened longer than one year. Haru’s comparable sales decrease was primarily the result of a 2.0% decrease in dine-in guest counts and a 1.6% decrease in the average per person dine-in guest check at locations open longer than one year offset by a 2.3% increase in take-out sales.

We believe that the comparable sales declines experienced by Benihana teppanyaki and Haru restaurants are reflective of the current negative economic conditions impacting consumers, and we have responded with several value-based promotions to increase dining frequency by our guests. These promotions have had the effect of reducing the average per person dine-in guest check average. RA Sushi has also introduced several value-based promotions that have resulted in positive guest counts, including the discounted happy hour menu. However, as a result, the average per person dine-in guest check has decreased. We plan to continue these value-based promotions for the foreseeable future, and we anticipate that sales trends may remain soft for the foreseeable future, which would continue to impact the operating efficiencies attainable at both the restaurant and corporate levels.

COSTS AND EXPENSES

Cost of food and beverage sales

The consolidated cost of food and beverage sales for the current three periods increased in dollar amount and when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago. The net increase in absolute dollars is reflective of the net increase in restaurant sales experienced during the three periods ended January 3, 2010, specifically the increase in sales at Benihana teppanyaki and RA Sushi. While Benihana teppanyaki experienced significantly improved cost of sales margins during the fourth quarter of fiscal year 2009 and first quarter of fiscal year 2010 due to overall lower year-over-year commodity costs, as expected, the rollout of enhanced menu items at Benihana teppanyaki during the second and third quarters of fiscal year 2010 has resulted in increased cost of sales margins.

Restaurant operating expenses

In the aggregate, restaurant operating expenses increased in dollar amount and when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago.

At Benihana teppanyaki, the increase in absolute amount is primarily due to the addition of new restaurant units between periods. The Benihana teppanyaki store count increased by four units, or approximately 7%. These additional units, along with the reopening of stores temporarily closed during the prior year, contributed approximately $2.0 million in additional operating costs. Additionally, during the three periods ended January 4, 2010, Benihana teppanyaki realized $0.2 million in promotional expenses associated with The Chef’s Table program and approximately $0.5 million in incremental expenses related to supplies and repair and maintenance.

At RA Sushi, the overall increase in restaurant operating expenses is primarily attributable to the increase in the number of restaurants when comparing periods. RA Sushi’s restaurant operating expenses increased by $1.7 million, or approximately 20%, a similar increase as the percentage increase in number of stores.

The increase, when expressed as a percentage of sales, is primarily the result of operating inefficiencies at Benihana teppanyaki locations associated with decreasing comparable sales in the current period at mature restaurants, specifically as it relates to labor and fixed costs, including occupancy and depreciation expense. RA Sushi, however, was able to expand its operating margins given the increase in comparable sales during the current period. As a result of operating efficiencies, specifically as it relates to labor costs, Haru was also able to expand its operating margins.

Restaurant opening costs

Restaurant opening costs in the three periods ended January 3, 2010 decreased in dollar amount and as a percentage of sales when compared to the prior year corresponding period. The decrease in the current three periods when compared to the equivalent period a year ago is due to the timing of store openings. No stores opened during the three periods ended January 3, 2010. Full-year fiscal year 2010 restaurant opening costs are expected to decrease as compared to full-year fiscal year 2009.

Marketing, general and administrative costs

Marketing, general and administrative costs increased in dollar amount but decreased slightly when expressed as a percentage of sales in the three periods ended January 3, 2010, as compared to the prior year corresponding period.

During the three periods ended January 3, 2010, we experienced an increase in corporate salaries totaling $0.2 million as a result of changes in our Benihana teppanyaki corporate operations and changes in our regional manager structure with related changes in roles and responsibilities.

Additionally, corporate marketing, general and administrative costs increased as a result of an increase in corporate depreciation expense totaling $0.1 million due to depreciation expense on the ERP system that was implemented during fiscal year 2009.

Effective as of December 18, 2009, Mr. Yoshimoto resigned from his positions as Director and Executive Vice President – Operations. In connection with Mr. Yoshimoto’s resignation, on December 22, 2009, we entered into an agreement with Mr. Yoshimoto which provides for, among other things, payment to Mr. Yoshimoto of $19,340 per month for twelve months commencing on January 15, 2010, and payment, on Mr. Yoshimoto’s behalf, of any premiums under the Consolidated Omnibus Budget Reconciliation Act of 1986 applicable to Mr. Yoshimoto’s health insurance coverage until December 15, 2010.  In consideration for such payments, Mr. Yoshimoto agreed, among other things, to release us and our affiliates from any and all claims which Mr. Yoshimoto may otherwise have against us or our affiliates.  During the three periods ended January 3, 2010, we recognized a $0.2 million charge in connection with the resignation of Taka Yoshimoto.

During the three periods ended January 4, 2009, we recovered approximately $0.4 million related to a promissory note due from one of our franchisees, which was previously deemed uncollectible. No similar recoveries were experienced during the current fiscal year.

Impairment charges

During the three periods ended January 3, 2010, as a result of continued under-performance of Benihana Tucson, RA Sushi Palm Beach Gardens and Haru Philadelphia and its resulting impact on our expectation of future cash flows, we determined that a change in circumstances had occurred and the carrying value of these stores’ property and equipment may not be recoverable. As a result, we performed an analysis of the carrying value of our property and equipment. As further discussed in Note 11, Impairment Charges, of the condensed consolidated financial statements, during the three periods ended January 3, 2010, we recorded impairment charges of $1.2 million ($0.7 million net of tax) related to the full write-down of property and equipment at these three restaurants.

Additionally, we review goodwill and other indefinite-lived intangible assets annually for impairment during the third quarter, or more frequently if indicators of impairment exist. The goodwill impairment test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist, and the second step must be performed to measure the amount of impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. Any impairment charge will reduce the amount of goodwill on the balance sheet.

As further discussed in Note 11, Impairment Charges, of the condensed consolidated financial statements, we evaluated goodwill for Benihana teppanyaki and Haru as of the end of the third quarter of fiscal year 2010 at the reporting unit level.  All of the RA Sushi reporting unit’s goodwill was impaired in fiscal year 2009. Based on the results of step one of the impairment test, the Haru reporting unit’s estimated fair value exceeded its carrying value, and accordingly, no impairment charge to goodwill for the Haru reporting unit has been recognized. Based on the results of step one of the impairment test, the Benihana teppanyaki reporting unit’s estimated fair value did not exceed its carrying value, which required us to perform the second step of the goodwill impairment test. We have not completed the second step of the goodwill impairment test for the Benihana teppanyaki reporting unit but believe that a goodwill loss is probable. Accordingly, during the three periods ended January 3, 2010, we recorded estimated impairment charges of $11.1 million related to the Benihana teppanyaki reporting unit’s goodwill. The second step to determine the implied fair value of goodwill for Benihana teppanyaki reporting unit will be finalized in the fourth quarter of 2010.

During the three periods ended January 4, 2009, we recorded impairment charges of $21.5 million, comprised of $11.9 million ($7.0 million net of tax) associated with goodwill and $9.6 million ($5.7 million net of tax) to write-down certain restaurants’ property and equipment to estimated fair value. For a complete discussion of the fiscal year 2009 impairment charges, please see Note 11 of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

We will continue to monitor events in future periods to determine if additional impairment testing is warranted.

Interest expense, net

Interest expense, net increased in the three periods ended January 3, 2010, when compared to the prior year corresponding period, as we experienced higher interest rates during the current period.

Income tax provision

Our effective income tax rate was 2.3% and 43.9% for the three periods ended January 3, 2010 and January 4, 2009, respectively. During the three periods ended January 3, 2010, our effective income tax rate was impacted by the recognition of an impairment loss for the Benihana teppanyaki reporting unit’s goodwill for which there was no income tax benefit due to a zero tax basis, increasing tax credits with decreasing taxable income as well as the resolution of uncertain tax positions totaling $0.1 million, which were previously recognized upon the adoption of FIN 48. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the three periods ended January 3, 2010, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made.

Ten Periods Ended January 3, 2010 Compared to January 4, 2009:

The following tables show our operating results, as well as our operating expenses as a percentage of restaurant sales, for the ten periods ended January 3, 2010 and January 4, 2009 (dollar amounts in thousands):

	Ten periods ended January 3, 2010
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues:
Restaurant sales	$154,115	$55,283	$25,027	$-	$234,425	100.0%	100.0%	100.0%	-	100.0%
Franchise fees and royalties	-	-	-	1,273	1,273
Total revenues	154,115	55,283	25,027	1,273	235,698

Restaurant expenses:
Cost of food and beverage sales	36,158	14,210	5,600	-	55,968	23.5%	25.7%	22.4%	-	23.9%
Restaurant operating expenses	104,144	34,724	15,323	-	154,191	67.6%	62.8%	61.2%	-	65.8%
Restaurant opening costs	185	878	-	-	1,063	0.1%	1.6%	-	-	0.5%
Marketing, general and administrative expenses	6,470	3,326	1,261	11,729	22,786	4.2%	6.0%	5.0%	n/m	9.7%
Impairment charges	11,796	256	295	-	12,347	7.7%	0.5%	1.2%	-	5.3%
Total operating expenses	158,753	53,394	22,479	11,729	246,355	103.0%	96.6%	89.8%	n/m	105.1%

(Loss) income from operations	$(4,638)	$1,889	$2,548	$(10,456)	$(10,657)	-3.0%	3.4%	10.2%	n/m	-5.1%

	Ten periods ended January 4, 2009
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues:
Restaurant sales	$156,640	$45,494	$28,156	$-	$230,290	100.0%	100.0%	100.0%	-	100.0%
Franchise fees and royalties	-	-	-	1,364	1,364
Total revenues	156,640	45,494	28,156	1,364	231,654

Restaurant expenses:
Cost of food and beverage sales	37,455	11,606	6,463	-	55,524	23.9%	25.5%	23.0%	-	24.1%
Restaurant operating expenses	97,584	28,905	17,422	-	143,911	62.3%	63.5%	61.9%	-	62.5%
Restaurant opening costs	498	1,240	-	-	1,738	0.3%	2.7%	-	-	0.8%
Marketing, general and administrative expenses	6,238	3,369	1,356	9,609	20,572	4.0%	7.4%	4.8%	n/m	8.9%
Impairment charges	1,370	16,555	3,580	-	21,505	0.9%	36.4%	12.7%	-	9.3%
Total operating expenses	143,145	61,675	28,821	9,609	243,250	91.4%	135.6%	102.4%	n/m	105.6%

Income (loss) from operations	$13,495	$(16,181)	$(665)	$(8,245)	$(11,596)	8.6%	-35.6%	-2.4%	n/m	-5.6%

In the aggregate, loss from operations decreased $0.9 million, or 8.1%, for the ten periods ended January 3, 2010, when compared to the same period in the prior fiscal year. By concept, income from operations decreased 134.4% at Benihana teppanyaki resulting in a net loss for the ten periods ended January 3, 2010. Loss from operations decreased 111.7% and 483.2% at RA Sushi and Haru during the ten periods ended January 3, 2010, respectively, resulting in income from operations of $1.9 million and $2.5 million, respectively. These changes in loss from operations, when compared to the same period in the prior fiscal year, are due to changes in revenues and operating expenses as further discussed under the headings “Revenues” and “Costs and Expenses” below.

REVENUES

The following table summarizes the changes in restaurant sales between the ten periods ended January 3, 2010 and January 4, 2009 (dollar amounts in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the ten periods ended January 4, 2009	$156,640	$45,494	$28,156	$230,290
(Decrease) increase in comparable sales	(16,733)	1,243	(3,129)	(18,619)
Increase from new restaurants	7,440	8,467	-	15,907
Decrease from permanent closure	(732)	-	-	(732)
Increase from temporary closures, net	7,500	79	-	7,579
Restaurant sales during the ten periods ended January 3, 2010	$154,115	$55,283	$25,027	$234,425

The following table shows comparable restaurant sales by concept for the ten periods ended January 3, 2010, when compared to the same period in the prior fiscal year as well as the related dollar and percentage changes (dollar amounts in thousands). Restaurants are considered comparable when they are open during the same periods in the two years being compared.

	Ten Periods Ended		Change
	January 3,	January 4,
	2010	2009	$	%
Comparable restaurant sales by concept:
Teppanyaki	$139,439	$156,172	$(16,733)	-10.7%
RA Sushi	46,738	45,495	1,243	2.7%
Haru	25,027	28,156	(3,129)	-11.1%
Total comparable restaurant sales	$211,204	$229,823	$(18,619)	-8.1%

The decrease in Benihana teppanyaki comparable sales was primarily the result of a 9.0% decrease in dine-in guest counts at locations opened longer than one year. RA Sushi’s increase in comparable sales was primarily driven by an 8.8% increase in dine-in guest counts offset by a decrease of 6.0% in the average per person dine-in guest check at locations opened longer than one year. Haru’s comparable sales decrease was primarily the result of an 11.1% decrease in dine-in guest counts as well as a 12.1% decrease in take-out sales at locations open longer than one year.

We believe that the comparable sales declines experienced by Benihana teppanyaki and Haru restaurants are reflective of the current negative economic conditions impacting consumers, and we have responded with several value-based promotions to increase dining frequency by our guests. These promotions have had the effect of reducing the average per person dine-in guest check average. RA Sushi has also introduced several value-based promotions that have resulted in positive guest counts, including the discounted happy hour menu. However, as a result, the average per person dine-in guest check has decreased. We plan to continue these value-based promotions for the foreseeable future, and we anticipate that sales trends may remain soft for the foreseeable future, which would continue to impact the operating efficiencies attainable at both the restaurant and corporate levels.

COSTS AND EXPENSES

Cost of food and beverage sales

The consolidated cost of food and beverage sales for the current ten periods increased in dollar amount and decreased when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago. The net increase in absolute dollars is reflective of the net increase in restaurant sales experienced during the ten periods ended January 3, 2010, specifically the increase in sales at RA Sushi. The decrease as a percentage of sales, during the current ten periods, is attributable to overall lower year-over-year commodity costs at all three concepts. During the fourth quarter of fiscal year 2009, we were able to renew certain commodity purchase agreements at terms more favorable than those in place during the first three quarters of fiscal year 2009, primarily for the benefit of Benihana teppanyaki. While Benihana teppanyaki experienced significantly improved cost of sales margins during the fourth quarter of fiscal year 2009 and first quarter of fiscal year 2010, as expected, the rollout of enhanced menu items at Benihana teppanyaki during the second and third quarters of fiscal year 2010 has resulted in the concept’s cost of sales margins reverting to levels similar to those achieved for the full fiscal year 2009.

Restaurant operating expenses

In the aggregate, restaurant operating expenses increased in dollar amount and when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago.

At Benihana teppanyaki, the increase in absolute amount is primarily due to the addition of new restaurant units between periods offset by cost savings at mature units. The Benihana teppanyaki store count increased by four units, or approximately 7%. These additional units, along with the reopening of stores temporarily closed during the prior year, contributed approximately $9.3 million in additional operating costs. Additionally, during the ten periods ended January 4, 2010, Benihana teppanyaki realized $0.4 million in promotional expenses associated with The Chef’s Table program, increased workers’ compensation liability totaling approximately $0.6 million as a result of claim developments and approximately $0.6 million in additional labor costs associated with training and approximately $1.0 million in incremental supplies and repair and maintenance expenses.

During the ten periods ended January 4, 2009, we received and recognized business interruption insurance proceeds of $0.5 million related to the Benihana teppanyaki restaurant located in Memphis, TN that was damaged by fire in February 2008. No similar proceeds were recognized during the ten periods ended January 3, 2010. During the ten periods ended January 4, 2009, we also recognized additional depreciation expense totaling $0.4 million, which resulted from reevaluating the remaining useful lives of assets at Benihana teppanyaki restaurants to be renovated as part of our renovation program and incurred $1.0 million in ongoing expenses at Benihana teppanyaki restaurants temporarily closed for remodeling. No similar charges were recognized during the ten periods ended January 3, 2010.

At RA Sushi, the overall increase in restaurant operating expenses is primarily attributable to the increase in the number of restaurants when comparing periods. RA Sushi’s restaurant operating expenses increased by $5.8 million, or approximately 20%, a similar increase as the percentage increase in number of stores.

At Haru, the overall decrease in restaurant operating expenses is primarily attributable to a reduction in labor costs when comparing periods.

The increase, when expressed as a percentage of sales, is primarily the result of operating inefficiencies at Benihana teppanyaki locations associated with decreasing comparable sales in the current period at mature restaurants, specifically as it relates to labor and fixed costs, including occupancy and depreciation expense as well as inefficiencies associated with the opening of new restaurants. RA Sushi, however, was able to expand its operating margins given the increase in comparable sales during the current period. As a result of operating efficiencies, specifically as it relates to labor costs, Haru was also able to expand its operating margins.

Restaurant opening costs

Restaurant opening costs in the ten periods ended January 3, 2010 decreased in dollar amount when compared to the prior year corresponding period. The decrease in the current ten periods, when compared to the equivalent period a year ago, is due to the timing of store openings. We opened a total of eight new stores during fiscal year 2009. Through the end of the third quarter of fiscal year 2010, we have opened four new units and we currently have only one additional restaurant under development, estimated to open in early fiscal year 2012. Full-year fiscal year 2010 restaurant opening costs are expected to decrease as compared to full-year fiscal year 2009.

Marketing, general and administrative costs

Marketing, general and administrative costs increased in dollar amount and when expressed as a percentage of sales in the ten periods ended January 3, 2010, as compared to the prior year corresponding period. These increases are primarily due to the write-off of costs totaling $0.2 million associated with development projects that were terminated during the ten periods ended January 3, 2010, increased corporate depreciation expense totaling $0.5 million due to depreciation expense on the ERP system that was implemented during fiscal year 2009, increased corporate salaries totaling $0.6 million as a result of changes in our Benihana teppanyaki corporate operations and changes in our regional manager structure with related changes in roles and responsibilities, an increase in compensation expense associated with changes in the valuation of investments in our deferred compensation plan totaling $0.4 million and costs associated with the resignation of Taka Yoshimoto totaling $0.2 million.

Effective as of December 18, 2009, Mr. Yoshimoto resigned from his positions as Director and Executive Vice President – Operations. In connection with Mr. Yoshimoto’s resignation, on December 22, 2009, we entered into an agreement with Mr. Yoshimoto which provides for, among other things, payment to Mr. Yoshimoto of $19,340 per month for twelve months commencing on January 15, 2010, and payment, on Mr. Yoshimoto’s behalf, of any premiums under the Consolidated Omnibus Budget Reconciliation Act of 1986 applicable to Mr. Yoshimoto’s health insurance coverage until December 15, 2010.  In consideration for such payments, Mr. Yoshimoto agreed, among other things, to release us and our affiliates from any and all claims which Mr. Yoshimoto may otherwise have against us or our affiliates.  Accordingly, during the three periods ended January 3, 2010, we recognized approximately $0.2 million related to the resignation of Mr. Yoshimoto.

During the ten periods ended January 4, 2009, we recovered approximately $0.4 million related to a promissory note due from one of our franchisees, which was previously deemed uncollectible. No similar recoveries were experienced during the current fiscal year.

Impairment charges

During the ten periods ended January 3, 2010, as a result of continued under-performance of Benihana Tucson, RA Sushi Palm Beach Gardens and Haru Philadelphia and its resulting impact on our expectation of future cash flows, we determined that a change in circumstances had occurred and the carrying value of these stores’ property and equipment may not be recoverable. As a result, we performed an analysis of the carrying value of our property and equipment. As further discussed in Note 11, Impairment Charges, of the condensed consolidated financial statements, during the three periods ended January 3, 2010, we recorded impairment charges of $1.2 million ($0.7 million net of tax) related to the full write-down of property and equipment at these three restaurants.

Additionally, we review goodwill and other indefinite-lived intangible assets annually for impairment during the third quarter, or more frequently if indicators of impairment exist. The goodwill impairment test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist, and the second step must be performed to measure the amount of impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. Any impairment charge will reduce the amount of goodwill on the balance sheet.

As further discussed in Note 11, Impairment Charges, of the condensed consolidated financial statements, we evaluated goodwill for Benihana teppanyaki and Haru as of the end of the third quarter of fiscal year 2010 at the reporting unit level.  All of the RA Sushi reporting unit’s goodwill was impaired in fiscal year 2009. Based on the results of step one of the impairment test, the Haru reporting unit’s estimated fair value exceeded its carrying value, and accordingly, no impairment charge to goodwill for the Haru reporting unit has been recognized. Based on the results of step one of the impairment test, the Benihana teppanyaki reporting unit’s estimated fair value did not exceed its carrying value, which required us to perform the second step of the goodwill impairment test. We have not completed the second step of the goodwill impairment test for the Benihana teppanyaki reporting unit but believe that a goodwill loss is probable. Accordingly, during the three periods ended January 3, 2010, we recorded estimated impairment charges of $11.1 million related to the Benihana teppanyaki reporting unit’s goodwill. The second step to determine the implied fair value of goodwill for Benihana teppanyaki reporting unit will be finalized in the fourth quarter of 2010.

During the ten periods ended January 4, 2009, we recorded impairment charges of $21.5 million, comprised of $11.9 million ($7.0 million net of tax) associated with goodwill and $9.6 million ($5.7 million net of tax) to write-down certain restaurants’ property and equipment to estimated fair value. For a complete discussion of the fiscal year 2009 impairment charges, please see Note 11 of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009.

We will continue to monitor events in future periods to determine if additional impairment testing is warranted.

Interest expense, net

Interest expense, net increased in the ten periods ended January 3, 2010 when compared to the prior year corresponding period as we experienced higher interest rates as well as a higher average outstanding balance during the current period.

Income tax provision

Our effective income tax rate was 10.6% and 48.6% for the ten periods ended January 3, 2010 and January 4, 2009, respectively. During the ten periods ended January 3, 2010, our effective income tax rate was impacted by the recognition of an impairment loss for the Benihana teppanyaki reporting unit’s goodwill for which there was no income tax benefit due to a zero tax basis, increasing tax credits with decreasing taxable income as well as the resolution of uncertain tax positions totaling $0.1 million, which were previously recognized upon the adoption of FIN 48. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the ten periods ended January 3, 2010, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made.

FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source to fund our capital expenditures; however, we have recently relied more upon financing obtained from financial institutions.

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance these items.  As a result, many restaurant businesses, including our own, operate with negative working capital.

Line of credit

We have a line of credit with Wachovia Bank, National Association (“Wachovia”) under the terms of an agreement entered into on March 15, 2007, a second amendment to the line of credit entered into on November 19, 2008, a third amendment to the line of credit entered into on February 9, 2009, a fourth amendment to the line of credit entered into on November 23, 2009 and a fifth amendment (adding certain immaterial provisions) to the line of credit entered into on January 31, 2010. While providing for working capital, capital expenditures and general corporate purposes, the amended line of credit agreement requires that we maintain certain financial ratios and profitability amounts, restricts the payment of cash dividends and the use of proceeds to purchase our stock and is secured by the assets of Benihana Inc. (including first mortgages on all real estate owned by the Company). There are no scheduled payments prior to scheduled maturity; however, we may prepay outstanding borrowings prior to that date.

Under the terms of the third amendment, the amended line of credit allowed us to borrow up to $60 million through March 15, 2011, provided that $10.0 million of this commitment was subject to Wachovia successfully syndicating a portion of the loan or our attaining a leverage ratio of less than 3.5 to 1.0 for two consecutive fiscal quarters.

At the end of our second quarter of fiscal year 2010, we were not in compliance with the financial covenants of the amended line of credit agreement with Wachovia. Accordingly, on November 23, 2009, we entered into a fourth amendment to the line of credit. The fourth amendment allows us to borrow up to $40.5 million through July 17, 2010. On July 18, 2010, the last day of the first quarter of fiscal year 2011, the amount available to borrow will be reduced to $37.5 million through January 1, 2011. On January 2, 2011, the last day of the third quarter of fiscal year 2011, the amount available to borrow will be further reduced to $32.5 million through maturity. The amount we can borrow will be further reduced by 25% of any net cash proceeds we may receive in connection with any sale of our equity securities.  The amended line of credit provides for a commitment fee of 0.25% on the unused portion of the loan commitment and interest rates payable at 4.75% above the applicable LIBOR rate with a LIBOR floor of 1.0%. The amended line of credit provides for a minimum fixed charge coverage ratio of 1.10:1.00 through the first quarter of fiscal year 2011 and a minimum of 1.35:1.00 thereafter, and a maximum leverage ratio of 5.00:1.00 through the end of the first quarter of fiscal year 2011 and 4.50:1.00 by the end of the second quarter of fiscal year 2011 through, and including, the third quarter of fiscal year 2011. At January 3, 2010, we were in compliance with the financial covenants of the amended line of credit agreement with Wachovia.

Borrowings under the line of credit become due on March 15, 2011, and we have no agreement with Wachovia to extend or renew the line beyond maturity. At January 3, 2010, we had $26.3 million outstanding under the amended line of credit with Wachovia at an interest rate of 5.75%.  The amount available to be borrowed under the amended line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $1.0 million at January 3, 2010. As of January 3, 2010, we had available $13.2 million for borrowing under the terms of the amended line of credit facility.

Our liquidity and capital resource strategies are focused on conserving and managing capital to maintain compliance with the financial ratios contained in the amended line of credit agreement with Wachovia. There can be no assurance that we will meet all requirements of the amended credit agreement through its scheduled maturity in March of 2011, and our ability to do so will depend on a variety of factors, some of which (including general economic conditions and the ongoing litigation with the former minority shareholders of Haru) are outside our control.  To the extent that in the future we believe that we will be unable to comply with the financial covenants contained in the amended line of credit agreement, we will seek an amendment or waiver of our amended line of credit agreement, which could further increase the cost of debt.  If we were unable to obtain a waiver or amendment, our failure to satisfy these ratios would result in a default under our amended line of credit agreement and could permit acceleration of all of our indebtedness.

Our amended line of credit matures in approximately 13 months, and the scheduled reductions in the availability of funds under the credit agreement will reduce our flexibility to respond to continuing negative economic conditions or other adverse developments. In anticipation of the scheduled maturity of the line of credit, funding of the cash obligation to the former minority shareholders of Haru Holding Corp., maintenance capital expenditures and capital expenditures to be made in connection with the Renewal Program and in response to scheduled reductions in the amounts to be made available under the line as well as the general economic conditions, the Board of Directors has appointed a special committee of independent directors to explore supplemental and alternative sources of financing that may be available to us, and in this connection authorized the filing under the Securities Act of 1933 of a Registration Statement on Form S-3. The Registration Statement on Form S-3, which was filed on November 24, 2009, covers the sale of an indeterminate amount of our Class A common stock, common stock, preferred stock, debt securities and subscription rights for an aggregate initial offering price totaling approximately $30.0 million. We will hold a special meeting of shareholders on February 22, 2010 to consider and act upon a proposed Agreement and Plan of Merger by and between Benihana Inc. (the “Company”) and its wholly-owned subsidiary BHI Mergersub, Inc., pursuant to which such subsidiary will merge with and into the Company. The Company will be the surviving corporation in the Merger, the sole purpose of which is to effect an amendment to the Certificate of Incorporation of the Company to increase the number of shares of Class A common stock which the Company is authorized to issue by 12,500,000. The increase in shares will allow us to use the net proceeds from any sale of the securities offered by the prospectus for general corporate purposes, including but not limited to restaurant operations, the repayment of debt and acquisition or investment in other companies, businesses or assets. At the present time, no determination has been made to offer any securities nor has any determination been made as to the specific uses of proceeds if such securities were to be offered and sold.

Series B Preferred Stock

We have outstanding 0.8 million shares of Series B preferred stock. The Series B preferred stock has a liquidation preference of $20.0 million, or $25.00 per share, (subject to anti-dilution provisions) plus accrued and unpaid dividends.  The 0.8 million shares of Series B preferred stock outstanding at January 3, 2010 are convertible into an aggregate 1.6 million shares of common stock.  The Series B preferred stock carries a dividend at the annual rate of $1.25 per share (or 5% of the purchase price) payable in cash or additional Series B preferred stock and votes on an “as if converted” basis together with our common stock on all matters put to a vote of the common stockholders.

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

Expansion

In response to the current economic environment, we have limited near-term expansion to one development project for which a lease has already been executed. Our future capital requirements and the adequacy of available funds will depend on many factors, including market acceptance of products, the operating performance of our restaurants, the duration of current economic conditions, the cost and availability of capital, acquisitions and the timing and rate of restaurant expansion. For fiscal year 2010, we are anticipating continued reduction in capital expenditures given the timing and rate of planned development, as compared to fiscal year 2009; however, we will continue to make capital expenditures to remodel and refurbish Benihana teppanyaki units as part of the Renewal Program. As of January 3, 2010, we had one Benihana teppanyaki restaurant under development. As a result and given the uncertainty of the macroeconomic environment, we plan to evaluate other uses of capital, including, but not limited to, debt repayment.

Minority Stockholders Liability

As further discussed in Note 9, Commitments and Contingencies, of the condensed consolidated financial statements, we will also use our capital resources to settle the outstanding liability incurred when the holders of the balance of Haru's equity (the “minority stockholders”) exercised their put option in Haru Holding Corp.  On July 1, 2005, the former minority stockholders exercised the put option to sell their respective shares to us, and we acquired the remaining 20% of the equity of Haru.  Currently, there is a dispute between us and the former minority stockholders concerning the price at which the former minority stockholders exercised their put option to sell their remaining interest in Haru.  We believe that the proper application of the put option price formula would result in a payment to the former minority stockholders of approximately $3.7 million. We have offered to pay this amount to the former minority stockholders and recorded a $3.7 million liability for the payment of the put option with respect thereto. There can be no assurance as to the outcome of this litigation.

Cash Obligations to Former Director, Chairman and Chief Executive Officer; Former Director and Executive Vice President – Operations; Former President and Chief Administrative Officer;  and Former Vice President – Finance, Chief Financial Officer and Treasurer

We will also use our capital resources to fund the cash obligations incurred in connection with the resignation of Joel A. Schwartz from his positions as Director, Chairman and Chief Executive Officer, the resignation of Taka Yoshimoto from his positions as Director and Executive Vice President – Operations, the resignation of Juan C. Garcia from his positions as President and Chief Administrative Officer, and the resignation of Jose I. Ortega from his positions as Vice President – Finance, Chief Financial Officer and Treasurer.

In accordance with Mr. Schwartz’s employment agreement, he was paid a lump sum severance payment of $0.9 million six months after his resignation on February 9, 2009, and a retirement benefit of $2.0 million is to be paid in sixty equal monthly installments through February 2014. As of January 3, 2010, the obligation remaining to be paid to Mr. Schwartz was $1.7 million.

Effective as of December 18, 2009, Taka Yoshimoto resigned from his positions as Director and Executive Vice President – Operations. In connection with Mr. Yoshimoto’s resignation, on December 22, 2009, we entered into an agreement with Mr. Yoshimoto which provides for, among other things, payment to Mr. Yoshimoto of $19,340 per month for twelve months commencing on January 15, 2010, and payment, on Mr. Yoshimoto’s behalf, of any premiums under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) applicable to Mr. Yoshimoto’s health insurance coverage until December 15, 2010.  In consideration for such payments, Mr. Yoshimoto agreed, among other things, to release us and our affiliates from any and all claims which Mr. Yoshimoto may otherwise have against us or our affiliates.  As of January 3, 2010, the obligation remaining to be paid to Mr. Yoshimoto was $0.2 million.

Effective as of January 13, 2010, subsequent to the end of the fiscal quarter ended January 3, 2010, Juan C. Garcia resigned from his positions as President and Chief Administrative Officer. In connection with Mr. Garcia’s resignation, on January 28, 2010, we entered into an agreement with Mr. Garcia which provides for, among other things, continuation of Mr. Garcia’s basic compensation and car allowance through March 31, 2010 under the terms of his Amended and Restated Employment Agreement dated March 31, 2008,  semi-monthly payments to Mr. Garcia of $11,461 beginning on the first regular pay day following March 31, 2010 and continuing through January 20, 2011, and payment, on Mr. Garcia’s behalf, of any premiums under COBRA applicable to Mr. Garcia’s health insurance coverage until the first regularly scheduled pay day following January 13, 2011.  In consideration for such payments, Mr. Garcia agreed, among other things, to release us and our affiliates from any and all claims which Mr. Garcia may otherwise have against us or our affiliates.  Accordingly, we will recognize a charge of approximately $0.3 million during the three periods ending March 28, 2010.

Effective as of January 13, 2010, subsequent to the end of the fiscal quarter ended January 3, 2010, Richard C. Stockinger, our Chief Executive Officer, was appointed President of the Company.  On January 7, 2010, our Board of Directors approved an increase to Mr. Stockinger’s annual base salary from $350,000 to $500,000 retroactive to the commencement of his employment on February 9, 2009.  Accordingly, we will recognize a charge of approximately $0.1 million during the three periods ending March 28, 2010. In addition, our Board approved immediate termination of Mr. Stockinger’s $7,500 monthly relocation allowance.

Effective as of January 13, 2010, subsequent to the end of the fiscal quarter ended January 3, 2010, Jose I. Ortega resigned from his positions as Vice President – Finance, Chief Financial Officer and Treasurer. In connection with Mr. Ortega’s resignation, on January 14, 2010, we entered into an agreement with Mr. Ortega pursuant to which Mr. Ortega will provide consulting services to us with regard to accounting, SEC filings and other financial matters for up to ninety days.  During the consulting period, we will continue to pay Mr. Ortega the base compensation payable to him at the time of his resignation.  Upon completion of the consulting period and execution of a general release by Mr. Ortega, we will pay Mr. Ortega semi-monthly payments of $8,333 for twelve additional months. In addition, we will make payments, on behalf of Mr. Ortega, of any premiums under COBRA applicable to the health insurance coverage of Mr. Ortega and his qualified dependents until we make our final payment under the agreement.  In consideration for the payments to be made under the agreement, Mr. Ortega agreed, among other things, to release us and our affiliates from any and all claims which he might otherwise have against us or our affiliates.  Consulting fees will be recognized as incurred over the consulting period. We will recognize a charge of approximately $0.2 million upon completion of the consulting period.

Supply Agreements

We have entered into non-cancellable supply agreements for the purchase of beef and certain seafood items, in the normal course of business, at fixed prices for periods up to twelve months.  These supply agreements will eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

Cash Flows

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):
	Ten Periods Ended
	January 3,	January 4,
	2010	2009

Net cash provided by operating activities	$21,183	$28,427
Net cash used in investing activities	(15,150)	(38,590)
Net cash (used in) provided by financing activities	(7,466)	10,376
Net (decrease) increase in cash and cash equivalents	$(1,433)	$213

Although management believes that our cash from operations and the funds available under our credit facility will provide sufficient capital to fund operations, commitments and contingencies, and committed restaurant expansion for at least the next twelve months, there can be no assurance that will be the case and will depend on factors some of which are outside our control (including general economic conditions, consumer spending, condition of the restaurant industry in general and cost and availability of capital), as well as the operational performance of our restaurants.

Operating Activities

Net cash provided by operating activities totaled $21.2 million and $28.4 million for the ten periods ended January 3, 2010 and January 4, 2009, respectively. The decrease in net cash provided by operating activities was primarily due to the increase in net loss and by changes in working capital.

Investing Activities

Capital expenditures were $15.7 and $40.8 million for the ten periods ended January 3, 2010 and January 4, 2009, respectively. Full-year fiscal 2010 capital expenditures are expected to decrease as compared to full-year fiscal 2009 in response to the current macroeconomic conditions where we have opted to reduce capital expenditures and have limited near-term expansion to those development projects for which leases had already been executed.

During the ten periods ended January 3, 2010 and January 4, 2009, we received $0.2 million and $1.9 million, respectively, in insurance proceeds related to the Benihana teppanyaki restaurant located in Memphis, TN that was damaged by fire, which proceeds were used to rebuild the restaurant. The Memphis, TN location re-opened on January 21, 2009.

During the ten periods ended January 3, 2010, in connection with the resignation of Joel Schwartz, our former Director, Chairman and Chief Executive Officer, approximately $0.3 million was withdrawn from the deferred compensation plan and we realized a loss of less than $0.1 million.

During the ten periods ended January 4, 2009, we entered into a franchise agreement with a third-party for the operation of the Monterey location and, concurrently, entered into an agreement for the sale of the Monterey location’s assets, which had collateralized the promissory note. The proceeds from the sale of assets resulted in a partial recovery of approximately $0.4 million of the promissory note, accrued interests and costs owed by the prior franchisee.

Financing Activities

We began drawing on our line of credit with Wachovia in fiscal year 2008.  Refer to “Financial Resources” above for a discussion of the amended terms of our line of credit agreement. During the ten periods ended January 3, 2010, we borrowed $73.0 million under the line of credit and made $80.1 million in payments. During the ten periods ended January 4, 2009, we borrowed $84.5 million under the line of credit and made $73.3 million in payments.

During the ten periods ended January 3, 2010 and January 4, 2009, we incurred $0.3 million and $0.1 million in debt issuance costs, respectively, in connection with the second and fourth amendments to the line of credit facility.

During the ten periods ended January 3, 2010 and January 4, 2009, proceeds from stock option exercises totaled $0.6 million and less than $0.1 million, respectively.

During the ten periods ended January 3, 2010 and January 4, 2009, we paid $0.7 million and $0.8 million in dividends on the Series B preferred stock, respectively.

Contractual Obligations

Other than the cash obligations incurred in connection with the resignation of Taka Yoshimoto from his positions as Director and Executive Vice President – Operations, the resignation of Juan C. Garcia from his positions as President and Chief Administrative Officer, and the resignation of Jose I. Ortega from his positions as Vice President – Finance, Chief Financial Officer and Treasurer, as further discussed above under the heading “Cash Obligations to Former Director, Chairman and Chief Executive Officer; Former Director and Executive Vice President – Operations; Former President and Chief Administrative Officer;  and Former Vice President – Finance, Chief Financial Officer and Treasurer”, there were no material changes outside the ordinary course of business during the interim period to those contractual obligations disclosed in our annual report on Form 10-K for the year ended March 29, 2009.

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

With the exception of the following, there were no significant changes to our accounting policies or significant estimates during the ten periods ended January 3, 2010.

We review goodwill and other indefinite-lived intangible assets annually for impairment during the third quarter, or more frequently if indicators of impairment exist. The goodwill impairment test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The purpose of the second step is only to determine the amount of goodwill that should be recorded on the balance sheet. Goodwill is evaluated under the first step at the reporting unit level using an estimation of fair value based upon (1) an analysis of discounted cash flow projections (income approach) and (2) an analysis of cash flows of the reporting unit using market-derived multiples of similar restaurant businesses (market approach).  The second step, if required, involves an analysis reflecting the allocation of the fair value determined in the first step (as if it was the purchase price in a business combination).

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) topic 105, “Generally Accepted Accounting Principles” (“ASC 105”) (formerly referenced as Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”). The objective of ASC 105 is to establish the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and it is the FASB’s view that the issuance of the ASC will not change US GAAP. Our adoption of ASC 105 on July 20, 2009 did not have a material impact on our condensed consolidated financial statements. However, references to authoritative accounting literature contained in our financial statements have been made in accordance with the ASC commencing with the quarterly report as of and for the three and seven periods ended October 11, 2009.

In May 2009, the FASB issued FASB ASC topic 855, “Subsequent Events” (“ASC 855”) (formerly referenced SFAS No. 165, “Subsequent Events”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim and annual periods ending after June 15, 2009. We have completed an evaluation of subsequent events required to be disclosed in the notes to the condensed consolidated financial statements as of and for the three and ten periods ended January 3, 2010 through February 18, 2010, the date the condensed consolidated financial statements were issued and filed with the SEC. Our adoption of ASC 855 on March 30, 2009 did not result in significant changes in the subsequent events that we report, either through recognition or disclosure, in our condensed consolidated financial statements.

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

In September 2006, the FASB issued ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) (previously referenced as SFAS No. 157, “Fair Value Measurements”).  ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements but does not change existing guidance as to whether or not an instrument is carried at fair value. Our adoption of the provisions of ASC 820 on March 31, 2008 with respect to financial assets and liabilities measured at fair value did not have a material impact on our fair value measurements on our condensed consolidated financial statements. Our adoption of the provisions of ASC 820 on March 30, 2009, with respect to nonfinancial assets and liabilities, including (but not limited to) the valuation of our reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment, did not have a material impact on how we estimated our fair value measurements but did result in increased disclosures about fair value measurements in our condensed consolidated financial statements as of and for the three and ten periods ended January 3, 2010.

Forward-Looking Statements

This quarterly report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. When used in this quarterly report and any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein as a result of a number of factors, either individually or in combination, including changes in consumer dining preferences, the reaction of our customers and employees to the Benihana Teppanyaki Renewal Program, fluctuations in commodity prices, availability of qualified employees, changes in the general economy and the availability and cost of securing capital, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, harsh weather conditions in areas in which we and our franchisees operate restaurants or plan to build new restaurants, acceptance of our concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete restaurant construction and renovation programs and obtain governmental permits on a reasonably timely basis, an adverse outcome in the dispute between us and the former minority stockholders of Haru Holding Corp. and other factors that we cannot presently foresee.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain risks of increasing interest rates and commodity prices.  The interest on our indebtedness is variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate.  We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels.  We have a policy not to use derivative agreements for trading purposes.  We have no derivative agreements as of January 3, 2010.

We had $26.3 million of borrowings outstanding under our line of credit facility at January 3, 2010. Based on the amounts outstanding as of January 3, 2010, a 100 basis point change in interest rates would result in an approximate change to interest expense of approximately $0.3 million.

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

Our business is not highly seasonal although it has more patrons coming to our Benihana teppanyaki restaurants for special holidays such as Mother’s Day, New Year’s Eve and Valentine’s Day.  Mother’s Day falls in our first fiscal quarter of each year, New Year’s Eve falls in the third quarter and Valentine’s Day falls in the fourth quarter.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15.  Based upon this evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On December, 19, 2007, the Court dismissed all of the claims against us, except for the breach of fiduciary duty and breach of contract claims. On January 25, 2008, we filed our Answer and Affirmative Defenses to the Amended Complaint. The parties have completed fact and expert discovery. On December 22, 2008, the Court entered an order referring the case for a settlement conference. No settlement was reached. On April 3, 2009, both parties filed cross-motions for summary judgment. During May 2009, each party responded to the other’s motion for summary judgement, and on January 14, 2010, the Court heard oral arguments on the parties’ cross motions for summary judgement. The parties are currently waiting for the Court to rule on these motions.

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

As at the end of our second quarter in fiscal year 2010, we failed to comply with the required leverage ratio in our existing credit agreement with Wachovia. As a result we and Wachovia amended the credit agreement in a manner which, among other things, will significantly increase our cost of borrowing and reduce the amounts available to us under the line. Our ability to generate sufficient capital from operations and have sufficient availability  under the line of credit with Wachovia to meet our immediate operational needs, make necessary capital expenditures, service future obligations and meet all requirements and financial covenants of the amended credit agreement through its scheduled maturity in March of 2011 will depend on a variety of factors, some of which (including general economic conditions and the ongoing litigation with the former minority shareholders of Haru) are outside our control.  We are exploring alternative and supplemental sources of financing which may be available to us but no assurances can be given that we will be able to secure such alternative or supplemental capital on acceptable terms.  A failure to maintain or secure adequate levels of financing would materially and adversely affect our business and results of operations.

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

Benihana Inc.
(Registrant)

Date: February 18, 2010	/s/ Richard C. Stockinger
Richard C. Stockinger
Chief Executive Officer