Form 10-K
period 2010-03-28
BENIHANA INC
filed 2010-06-11
CIK 935226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 28, 2010

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
Yes ☐       No ☒

As of June 4, 2010, 5,649,139 shares of common stock and 9,795,111 shares of Class A common stock were outstanding.  As of October 11, 2009, the aggregate market value of common equity held by non-affiliates was approximately $77,069,000 based on the closing price of the common stock and Class A common stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended March 28, 2010 are incorporated by reference in Parts I and II.

Portions of the registrant’s proxy statement for the 2010 Annual Meeting are incorporated by reference in Parts III.

BENIHANA INC. AND SUBSIDIARIES

PART I
Item 1.     Business

General

Benihana Inc. (“we,” “our” or “us”) and its predecessor companies have operated “Benihana” teppanyaki-style Japanese restaurants in the United States for over 45 years, and we believe we are one of the largest operators of teppanyaki-style restaurants in the country.  We also operate two other Asian restaurant concepts: RA Sushi and Haru. Benihana Inc. is a Delaware corporation incorporated in December 1994.

Our core concept, the Benihana teppanyaki restaurant, offers teppanyaki-style Japanese cuisine in which fresh steak, chicken and seafood are prepared by a chef on a steel teppan grill at the center of the guests’ table.  Our RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a high-energy environment featuring upbeat design elements and contemporary music.  Our Haru concept offers an extensive menu of traditional Japanese and Japanese fusion dishes in a modern, urban atmosphere as well as take-out and delivery services.

As of June 11, 2010, we:

●	own and operate 63 Benihana teppanyaki restaurants, including one restaurant under the name Samurai;
●	franchise 22 additional Benihana teppanyaki restaurants;
●	own and operate 25 RA Sushi restaurants; and
●	own and operate 9 Haru restaurants.

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

We have a 52/53-week fiscal year.  Our fiscal year ends on the Sunday within the dates of March 26 through April 1.  Fiscal years 2010, 2009 and 2008 consisted of 52 weeks.  Our business is not highly seasonal although we do have more diners coming to our restaurants for special holidays such as Mother’s Day, Valentine’s Day and New Year’s Eve.  Mother’s Day falls in our first fiscal quarter, New Year’s Eve in the third fiscal quarter and Valentine’s Day in the fourth fiscal quarter of each year.

For information concerning our financial condition, results of operations and related financial data, including selected data for our operating segments, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Strategy

Continue implementation of the “Renewal Program.”

During the second quarter of fiscal year 2010, we launched our Benihana Teppanyaki Renewal Program (“Renewal Program”). The Renewal Program focuses on improving guest perceptions as they relate to value, image, quality, consistency and Japanese culture. The focus of our efforts was that of the guest.  We have elevated the quality of food and beverages, raised the level of service standards and revitalized the concept’s marketing and public relations activities. These combined efforts are focused on increasing guest frequency, creating greater mindshare and ultimately bolstering restaurant sales at our flagship brand.

On September 28, 2009, we launched a new menu as part of our efforts to improve the food quality and variety. The menu contains eight new items, and we made quality improvements to most menu ingredients along with significant improvements to our beef, chicken and shrimp.  Additionally, cooking methods have been modified to enhance the flavor of our entrees.  Other enhancements to the dining experience include table top presentation, steps of service, red linen napkins, an enhanced focus on beverage offerings, including temperature controlled wine storage and standardized dress attire for all Benihana teppanyaki chefs and restaurant staff. We are undertaking work at select restaurants on maximizing visibility with signage, including lighting the blue roofs where appropriate, and identifying opportunities for additional seating, particularly at South Florida waterfront locations.  The Renewal Program also addressed deferred maintenance at our restaurants as well as improvements to and retraining on our health and sanitation procedures.

As part of the Renewal Program, we are making changes to the dining experience so that we will not only continue to honor one of the world’s oldest cultures, but also solidify the concept’s reputation as being a celebration of Japanese heritage.  We are also exploring new relationships with some of the leading authorities in the latest trends in Japanese culture and food and beverage.  This includes hiring a new Executive Culinary Advisor, Hiroyuki Sakai.

Pursue Restaurant Growth and Acquisitions.  We believe that each of our three concepts has broad appeal and, as a result, we have significant opportunities to selectively expand our business.  However, in light of the current challenges facing the United States economy as a whole and management’s desire to focus on implementation of our Renewal Program, we opted to limit our growth in fiscal year 2010.  As the overall economy is beginning to stabilize and the results of the Renewal Program have begun to be realized, we plan to capitalize on the favorable real estate environment by developing plans to open new restaurants beginning in the next 12 to 18 months. In addition, we plan to consider potential strategic acquisitions that complement our existing brands.  In this connection, we are undertaking an in depth reevaluation and analysis of our site selection and other development guidelines, to ensure those future acquisitions are in line with our overall growth strategy.

Continue To Drive Traffic And Build Guest Loyalty.  We will continue to provide marketing and promotional support to sustain and grow our reputation for distinctive value, quality food and guest satisfaction. As a part of the Renewal Program, we have launched several initiatives which are designed to create greater awareness for the concept and strengthen guest connectivity.  In April 2009, we initiated the Chef’s Table marketing program to develop, among other things, an email database of loyal customers, which is being utilized for promotions and building brand loyalty. The database is currently comprised of approximately 1,000,000 e-mail addresses.  The Children’s Club program, initiated in September 2009, now called Kabuki Kids with approximately 100,000 participants, addresses this very important guest constituency, as children are often the prime drivers in bringing families to Benihana.

Manage Operating Costs. We are focused on managing both our restaurant operating and overhead costs. As a part of the Renewal Program launched during fiscal year 2010, we are improving operating procedures and controls for food, beverage and labor. In addition, we are increasing the efficiency and effectiveness of back office processes to reduce cost and improve support to restaurant operations.  This included a review of our vacation employee benefits plans and related policies and procedures.  Furthermore, in January 2010, we reduced our corporate office headcount and realigned field level management.

The Benihana Concept

The Benihana concept offers casual dining in a distinctive Japanese atmosphere enhanced by the unique entertainment provided by our highly-skilled Benihana chefs who prepare fresh steak, chicken and seafood on a teppan grill, in traditional Japanese style, at the center of the guests’ table. Each of our teppanyaki-style (“teppan”) tables generally seats eight guests, and the chef is assisted in the meal service by a waitress or waiter who takes beverage and food orders.  A typical Benihana teppanyaki restaurant has 18 teppan tables and seats approximately 145 guests in the dining rooms and approximately 40 guests in the bar, lounge and sushi bar areas.

Most of our Benihana teppanyaki restaurants are open for both lunch and dinner and offer a full course meal generally consisting of an appetizer, soup, salad, tea, rice, vegetables, an entrée of steak, seafood or chicken (or any combination thereof) and a dessert. A dinnertime meal takes approximately one hour and thirty minutes.  Sushi is offered at all of our Benihana teppanyaki restaurants at either separate sushi bars, lounges or at the teppan tables.  The servings prepared at the teppan tables are portion controlled to provide consistency in quantities served to each guest. Alcoholic and non-alcoholic beverages, including specialty mixed drinks, wine, beer and soft drinks are available.  Beverage sales in both the lounges and dining rooms account for approximately 18% of total sales. Non-alcoholic beverage sales are included in food sales.  The average comparable check size per person was $27.70 in fiscal year 2010.

As of June 11, 2010, we operate 63 Benihana teppanyaki restaurants. During fiscal year 2010, we opened one new Benihana teppanyaki restaurant in Orlando, FL and closed two Benihana teppanyaki restaurants in the Georgetown area of Washington, D.C. and Tucson, AZ.  We also currently have a lease signed for a potential Benihana teppanyaki restaurant to be located in East Rutherford (Meadowlands), NJ, and we continue to evaluate other locations for future development.

The RA Sushi Concept

The RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a fun-filled, high-energy environment.  RA Sushi caters to a younger demographic, and we believe that it is highly suitable for a variety of real estate options, including “life-style” centers, shopping centers and malls, as well as areas with a nightlife component. A typical RA Sushi restaurant seats approximately 200 guests in the bar and sushi areas, including outdoor seating. Beverage sales in both the lounges and dining rooms account for approximately 35% of RA Sushi’s total sales, and the average comparable check size per person was $20.48 in fiscal year 2010.

As of June 11, 2010, we operate 25 RA Sushi restaurants.  During fiscal year 2010, we opened three new RA Sushi restaurants in Atlanta, GA, Leawood, KS and Houston, TX.  While there are no additional RA Sushi restaurants currently under development at this time, we continue to evaluate locations for future development.

The Haru Concept

The Haru concept offers an extensive menu of traditional Japanese and Japanese fusion dishes in a modern, urban atmosphere.  In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cuisine, including crab dumplings, shrimp tempura and chicken teriyaki.  Haru also offers delivery and take-out services, which represent approximately 33% of total sales at our New York, NY locations.  The average comparable check size per person was $32.29 in fiscal year 2010.

As of June 11, 2010, we operate 9 Haru restaurants, including seven in New York, NY, one in Boston, MA and one in Philadelphia, PA. While there are no additional restaurants currently under development at this time, we continue to evaluate Haru locations for future development.

Restaurant Operations

Our Benihana teppanyaki restaurants are under the direction of our Senior Director of Operations and are divided among nine geographic regions, each managed by a regional manager.  Food preparation for all Benihana teppanyaki restaurants is supervised by an executive chef and eight regional chefs.  Our Haru restaurants are managed out of New York, NY under the direction of Haru’s Vice President of Operations, and our RA Sushi restaurants are managed out of Phoenix, AZ under the direction of RA Sushi’s Vice President of Operations, all of whom report to the Chief Operating Officer.

Each restaurant has a manager and one or more assistant managers responsible for the operation of the restaurant, including personnel matters, local inventory purchasing and maintenance of quality control standards, cleanliness and service.  As part of the Renewal Program, we are in the process of adding a general manager position to each Benihana teppanyaki restaurant without adding to the number of management staff. Guidelines are documented in our restaurant operations manuals to assure consistently high quality guest service and food quality at each location.  Specifications are used for quality and quantity of ingredients, food preparation, maintenance of premises and employee conduct and are incorporated in manuals used by the managers, assistant managers and head chefs.  Food and portion sizes are regularly and systematically tested for quality and compliance with our standards.

Our Benihana restaurant chefs are trained in the teppanyaki style of cooking, sushi preparation and in guest service with training programs lasting from 8 to 12 weeks.  The sushi chefs’ training program for our RA Sushi and Haru restaurants lasts up to 24 weeks. A portion of the training is spent working in a restaurant under the direct supervision of an experienced head chef.  The program includes training in our method of restaurant operations and in both tableside and kitchen food preparation.  Manager training is similar except that the manager trainee is given in-depth exposure to each position in the restaurant.  Other categories of employees are trained by the manager and assistant manager at each restaurant.  Ongoing continuing education programs and seminars are provided to restaurant managers and chefs to improve restaurant quality and implement changes in operating policy or menu listings, including our sale of liquor and our health and sanitation procedures.

We have entered into non-cancellable national supply agreements for the purchase of beef and seafood items, as well as produce, oils and other items used in the normal course of business, at fixed prices for up to twelve-month terms.  These supply agreements are intended to eliminate volatility in the cost of the commodities over the terms of the agreements.  Substantially all commodities and restaurant operating supplies are distributed to our restaurants by national food service logistics companies.

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

Benihana National Corp., a wholly-owned subsidiary of the Company, owns exclusive rights to the Benihana Trademarks in the US, Central and South America, and the islands of the Caribbean (“Territory”) while Benihana of Tokyo continues to own rights to the Benihana Trademarks in several countries outside of the Territory.  Benihana of Tokyo, Inc. is a privately held company and our largest stockholder and the originator of the Benihana concept.  Benihana of Tokyo, Inc. is also the operator of a Benihana restaurant in Honolulu, Hawaii under an exclusive, royalty-free license from us.  We have no financial interest in any restaurant operated or franchised by Benihana of Tokyo, Inc.

Marketing

We utilize the internet, radio, billboard and print media to promote our restaurants, strengthen our brand identity and maintain high brand name recognition. Advertising programs are tailored to each local market. The Benihana teppanyaki restaurants’ advertising and other marketing are designed to emphasize the inherently fresh aspects of a Benihana meal and the entertainment value of the chef cooking at the guests’ table.  The introduction of two new Benihana guest loyalty programs in fiscal year 2010, “The Chef’s Table” and “Kabuki Kids,” has further strengthened our communication with guests, providing a complimentary $30 birthday gift certificate to members over 13 years of age and a souvenir mug to children.  RA Sushi’s advertising campaigns are geared to young affluent demographics via radio and print media, while Haru focuses on local publications. All three concepts utilize social media (Facebook and Twitter) as well as local, “grassroots” marketing techniques at all three concepts to increase brand awareness and drive traffic.

Franchising

In the past, franchising has been an important part of our business. As of June 11, 2010, we have 22 franchised locations including 13 in the United States and 9 in international markets. As a part of our growth strategy, we will evaluate the extent of our future franchise development.

Working Capital

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance these items.  As a result, many restaurant businesses, including our own, operate with negative working capital.

New Restaurant Site Selection and Development

We believe the locations of our restaurants are critical to our long-term success and, accordingly, we intend to devote significant time and resources to analyzing each prospective site, as well as further develop and refine our site selection and store opening criteria.  Each of our three concepts requires a different real estate formula for successful execution.  The Benihana concept is successful in free-standing or in-line locations.  The existing prototype Benihana teppanyaki restaurant was designed to accommodate approximately 7,000 to 7,500 square feet and allows for flexibility in layout and number of tables. The RA Sushi concept is successful in urban or suburban shopping malls, retail strip centers and entertainment “life-style” centers and typically requires 4,500 to 5,500 square feet plus patio seating. The Haru concept is successful in densely populated urban markets and space requirements are somewhat flexible. In contemplation of a renewed emphasis on the growth of our business, we have recently undertaken an in depth reevaluation and analysis of the site selection criteria and other development guidelines for each of our three concepts to ensure future new stores and acquisitions are in line with our growth strategy and, in that connection, we are in the process of engaging an internationally recognized strategic consulting firm with significant restaurant experience to assist us in developing, refining and implementing this strategy.

Our restaurant development model for each of our active concepts typically calls for us to occupy leased space in shopping malls, strip centers, entertainment centers and other real estate developments (the “retail lease” development model) in larger metropolitan areas.  We have also acquired the land when it is economically justified.  While we expect the retail lease development model to continue as our principal approach for opening new restaurants, we also expect to open more freestanding Benihana teppanyaki restaurants.  We generally lease our restaurant locations for primary periods of 10 to 20 years and have renewal options for varying lengths of time.  Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent rent, such as percentage rent based on restaurant sales and fixed rent increases.  We are also responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases.  Many of our leases provide for maximum allowable annual percentage or fixed dollar increases for CAM expenses to enable us to better predict and control future variable lease costs.  We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out leased premises.  We own all of the equipment in our restaurants and currently plan to do so in the future.

The development and opening process generally ranges from 12 to 18 months after lease signing and depends largely upon the availability of the leased space we intend to occupy and is often subject to matters that result in delays outside of our control, such as the permitting process, delays in the turnover of the premises from the landlord and mandates of local governmental building authorities.  The number and timing of new restaurants actually opened during any given period, and their associated contribution, will depend on a number of factors, including but not limited to, the availability of investment capital, the identification of suitable locations and leases, the timing of the delivery of the leased premises to us from our landlords so that we can commence our build-out construction activities, the ability of our landlords and us to timely obtain all necessary governmental licenses and permits to construct and operate our restaurants, disputes experienced by our landlords or our outside contractors, any unforeseen engineering or environmental problems with the leased premises, weather conditions that interfere with the construction process, our ability to successfully manage the design, construction and preopening processes for each restaurant, the availability of suitable restaurant management and hourly employees and general economic conditions.  While we manage those factors within our control, we have experienced unforeseen delays in restaurant openings from time to time in the past and will likely experience delays in the future.

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

Renovation of Existing Restaurants

Under a renovation program commenced during 2005, we used many elements of the existing prototype design to refurbish our mature Benihana teppanyaki restaurants. We made a strategic decision in fiscal year 2006 to accelerate the renovation program in order to opportunistically build a stronger foundation for our core brand amid a growing American appetite for Asian cuisine. As of the end of fiscal year 2009, we completed the multi-year renovation program with the renovation of an aggregate 22 of our mature Benihana teppanyaki restaurants, using many of the design elements of the existing prototype Benihana teppanyaki restaurant.

Employees

We currently employ approximately 6,300 people. Most employees, except restaurant and corporate management personnel, are paid on an hourly basis.  We also employ some restaurant personnel on a part-time basis to provide the services necessary during the peak periods of restaurant operations.  We believe our relationship with our employees is excellent.

Executive Officers

Richard C. Stockinger, age 51, serves as our Chief Executive Officer, President and Director.
Gene R. Baldwin, age 60, serves as our Interim Chief Financial Officer
Christopher P. Ames, age 47, serves as our Chief Operating Officer
Cristina L. Mendoza, age 63, serves as our General Counsel

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

Various federal and state labor laws govern our operations and our relationships with our employees, including matters such as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and work authorization requirements.  Significant increases in minimum wages, changes in statutes regarding paid or unpaid leaves of absence, mandated health benefits or increased tax reporting and assessment or payment requirements related to our employees who receive gratuities all could be detrimental to the profitability of our operations.  Various proposals that would require employers to provide health insurance for all of their employees are considered from time-to-time in Congress and various individual states, including the recently enacted federal legislation addressing the healthcare reform (the “Patient Protection and Affordable Care Act”).  Although at this time, we cannot be certain of the impact of this legislation, the imposition of any requirement that we provide health insurance to all employees or the imposition of additional employer paid employment taxes on income earned by our employees could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.  Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.  While we carry employment practices insurance, a settlement or judgment against us in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business.

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

Management Information Systems

We utilize a private network to facilitate timely and secure data communications between the restaurants and support services centers.  Our restaurants are equipped to communicate with our collocated data center facilities to process accounting, human resources and payroll information.  These enterprise systems are mostly packaged software with customizations to meet our business needs.  Our POS system is integrated with our financial information and payroll systems to facilitate the daily, weekly and period-to-date information including sales, inventory, labor and marketing data.  We leverage industry frameworks and best practices which allow us to effectively support restaurant operations and insure the security of our guest’s credit card information.  In that regard, we are in the process of upgrading our POS system in order to meet the data protection requirements of the PCI Security Standards Council. In fiscal year 2011, we are also planning to outsource certain accounting transactions in order to reduce costs and improve efficiency.  The outsourced firm will utilize their own licensed software.  We believe that our infrastructure, policies, procedures and ongoing management practices provide us with a strong and reliable information technology environment.

Forward Looking Statements

This report contains various “forward-looking statements,” which represent our expectations or beliefs concerning future events, including restaurant growth, future capital expenditures and other operating information.  A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including changes in consumer dining preferences, fluctuations in commodity prices, availability of qualified employees, changes in the general economy, industry cyclicality, and in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations or acquisition opportunities, harsh weather conditions in areas in which we and our franchisees operate restaurants or plan to build new restaurants, acceptance of our concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits and franchising, ability to complete new restaurant construction and obtain governmental permits on a reasonably timely basis, unstable economic conditions in foreign countries where we franchise restaurants and other factors that we cannot presently foresee.

Item 1A.  Risk Factors

Continued weakness in general economic conditions and the continued disruptions in the global credit and equity markets may adversely impact consumer spending patterns and the availability and cost of credit.

The continued disruptions in the global credit and equity markets and weak general economic conditions have had an adverse effect on the economy, which have negatively impacted consumer spending patterns. A decrease in discretionary spending due to decreases in consumer confidence in the economy has reduced the frequency with which guests choose to dine out and/or the amount they spend on meals while dining out, thereby decreasing revenues and adversely impacting our operating results. A continuing adverse impact of decreasing revenues and operating results may also impact our ability to comply with covenants contained in our credit agreement. The continued disruptions in the financial markets and continuing economic downturn may adversely impact the availability of credit already arranged and the availability and cost of credit in the future.

In addition, if gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with any future increase in interest rates, additional pressure on consumer disposable income will likely occur. While the government has recently taken unprecedented steps to stimulate the economy and, at the same time, maintain relatively low interest rate levels, there can be no assurance that the government’s actions will be successful in restoring consumer confidence, further stabilizing the financial markets, further increasing liquidity and the availability of credit and result in lower unemployment or keep interest rates low in the future.

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

Performance results currently achieved by our existing restaurants vary and the better performing restaurants may not be indicative of longer-term performance and are impacted by conditions in the geographic markets where we operate. We currently have 42% of our restaurants in the economically challenged states of Arizona, California, Florida and Nevada markets. Additionally, we cannot be assured that new restaurants that we open or acquire will have better or equal operating results as existing restaurants. New restaurants take several months to reach expected operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as anticipated could have an adverse effect on our business, financial condition, results of operations or cash flows.

Changes in food and supply costs could negatively impact our revenues and results of operations.

Our profitability is dependent in part on our ability to anticipate and react to changes in food and supply costs. Any increase in distribution and commodity costs could cause our food and supply costs to fluctuate. Additional factors beyond our control through our supply chain, including energy costs, adverse weather conditions, environmental incidents and governmental regulation may affect our food costs. We may not be able to anticipate and react to changing food and supply costs through our purchasing practices and menu price adjustments in the future and failure to do so could have an adverse effect on our business, financial condition, results of operations or cash flows.

The overall cost environment for food commodities in general has and may continue to be volatile primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. Commodity prices for key agricultural commodities such as corn, wheat, and soybeans have been extremely volatile. The availabilities and prices of food commodities are also influenced by increased energy prices, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, and other issues. Virtually all commodities purchased and used in the restaurant industry — meats, grains, oils, dairy products, and energy — have varying amounts of inherent price volatility associated with them. Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs, and other expenses that they pass through to their guests, which could result in higher costs for goods and services supplied to us. While we attempt to manage these factors by offering a diversified menu and by contracting for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control.

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

The cost of insurance (workers compensation insurance, general liability insurance, property insurance, health insurance and directors and officers liability insurance) may increase at any time. These increases, as well as potential state legislation and the newly-enacted “Patient Protection and Affordable Care Act”, could have an adverse effect on our business, financial condition, results of operations or cash flows if we are not able to negate the effect of these increases with plan modifications and cost control measures or by continuing to improve our operating efficiencies. We self-insure a substantial portion of our workers compensation and health care costs and potential unfavorable changes resulting from the passage of the Patient Protection and Affordable Care Act could have an adverse effect on our business, financial condition, results of operations or cash flows.

Fluctuations in operating results may cause profitability to decline.

Our operating results may fluctuate significantly as a result of a variety of factors, including:

●	general economic conditions;
●	consumer confidence in the economy;
●	changes in consumer preferences;
●	competitive factors;

●	weather conditions;
●	timing of new restaurant openings and related expenses;
●	training and experience of local store management and personnel;
●	timing and duration of temporary restaurant closures;
●	changes in governmental regulations;
●	revenues contributed by new restaurants; and
●	increases or decreases in comparable restaurant revenues.

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

Numerous challenges to continued growth could adversely affect our business, financial condition, results of operations and cash flows.

Our ability to expand profitably will depend on a number of factors, including:

●	identification and availability of suitable locations;
●	competition for restaurant sites;
●	negotiation of favorable lease arrangements;
●	timely development of commercial, residential, street or highway construction near our restaurants;
●	management of the costs of construction and development of new restaurants;
●	securing required governmental approvals and permits;
●	recruitment of qualified operating personnel, particularly local store managers and chefs;
●	competition in new markets; and
●	general economic conditions.

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

Access to sources of capital and our ability to raise capital in the future may be limited, which could adversely affect our business.

Our ability to grow our business depends, in part, on the availability of adequate capital to finance the development of new restaurants and other growth-related expenses. No assurances can be given as to our ability to generate sufficient funds from operations or to obtain sufficient equity or debt financing on favorable terms to support our expansion.  Changes in our operating plans, expansion plans, lower than anticipated revenues, unanticipated and/or uncontrollable events in the capital or credit markets that impact our liquidity, increased expenses or other events, including those described in this Annual Report on Form 10-K, may cause us to seek additional debt or equity financing on an accelerated basis in the event our cash flow from operations is insufficient. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could adversely affect our growth and other plans, as well as our financial condition. Additional equity financing, if available, may be dilutive to the holders of our common stock and adversely affect the price of our common stock. Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. In addition, continued disruptions in the global credit and equity markets, including unanticipated and/or uncontrollable events in the capital or credit markets, may have an adverse effect on our liquidity and our ability to raise additional capital if and when required.

We may issue additional equity securities without the consent of shareholders and such issuances could adversely affect our stock price and the rights of existing shareholders.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Our board of directors is authorized to issue additional shares of common stock and additional classes or series of preferred stock without any action on the part of the shareholders. The board of directors also has the discretion, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, or winding up of our business and other terms. If we issue additional preferred shares in the future that have a preference over our common stock with respect dividends or upon liquidation, dissolution or winding up, or if we issue additional preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common shareholders or the market price of our common stock could be adversely affected.

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

Our inability to renew existing leases on favorable terms may adversely affect our results of operations.

Many of our restaurants are located on leased premises and are subject to varying lease-specific arrangements.  For example, some of the leases require base rent, subject to regional cost-of-living increases, and other leases include base rent with specified periodic increases. Other leases are subject to renewal at fair market value, which could involve substantial increases. Additionally, many leases require contingent rent based on a percentage of gross sales.  While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially.

The success of our restaurants depends in large part on their leased locations. As demographic and economic patterns change, current leased locations may or may not continue to be attractive or profitable. Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas could result in reduced revenues in those locations. In addition, desirable leased locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation.

Prolonged sluggish economic conditions, high unemployment and further deterioration in general economic conditions could have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our business.

Deterioration in general economic conditions could result in our landlords being unable to obtain financing or remain in good standing under their existing financing arrangements which could result in their failure to satisfy obligations to us under leases, including failures to fund or reimburse agreed-upon tenant improvement allowances. Any such failure could adversely impact our operations.

Our inability to find a sufficient number of qualified teppanyaki and sushi chefs could negatively impact our expansion plans.

The success of our growth strategy is dependant on hiring and training a sufficient number of qualified teppanyaki and sushi chefs.  The teppanyaki chefs are the centerpiece of the experience at the Benihana restaurants where guests go to be entertained by the chef’s performance at their table.  Sushi chefs must possess the skills necessary for artfully preparing fresh sushi at each of our three concepts.  Our inability to identify and hire a sufficient number of qualified individuals for these positions could have a direct negative impact on our ability to open new restaurants.

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

Potential labor shortages may delay planned openings or damage guest relations.

Our success will continue to be dependent on our ability to attract and retain a sufficient number of qualified employees, including restaurant managers, chefs, kitchen staff and wait staff to keep pace with our expansion schedule. Qualified individuals needed to fill these positions may be in short supply in certain areas. Our inability to recruit and retain qualified individuals may delay the planned openings of new restaurants while high employee turnover in existing restaurants may negatively impact guest service and guest relations resulting in an adverse effect on our business, financial condition, results of operations or cash flows.

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

We are subject to regulation by federal agencies and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to:

●	the environment;
●	building construction;
●	zoning requirements;
●	the preparation and sale of food and alcoholic beverages; and
●	employment and benefits.

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

We are currently evaluating the impact of the Patient Protection and Affordable Care Act on our business. Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems. It is uncertain what legislative programs, if any will be adopted in the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation.

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

Failure to establish, maintain and apply adequate internal control over our financial reporting could affect our reported results of operations.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Should we identify a material weakness in internal controls, there can be no assurance that we will be able to remediate any future material weaknesses that may be identified in a timely manner or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal controls over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

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

We plan to outsource the processing of certain accounting transactions to a third-party vendor that may subject us to risks, including disruptions in business.

We are planning to outsource the processing of certain accounting transactions that are dependent on technology to a third party.  We are making a diligent effort to ensure that all providers of outsourced services are obligated to observe proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services, as well as issues related to the data conversion from our systems to the third party's technology could have an adverse effect on our results of operations, financial condition or ability to accomplish our financial and management reporting.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

Of the 97 restaurants in operation at June 11, 2010, 13 are located on owned real estate and 84 are leased pursuant to land or land and building leases, which require either a specific monthly rental or a minimum rent and additional rent based upon a percentage of gross sales.  We lease approximately 16,300 square feet of space for our general administrative offices in Miami, FL at an annual rental of approximately $0.3 million.  The lease expires on December 31, 2010, and we are currently in the process of seeking new office space.  Generally, location leases are “triple net” leases which pass increases in property operating expenses, such as real estate taxes and utilities, through to us as tenant. Expiration of our leases, including renewal options, occurs at various dates through calendar year 2035.

Of the 63 Benihana teppanyaki restaurants in operation at June 11, 2010:

●	48 are located in freestanding, special use restaurant buildings usually on leased lands, including 13 where we own the land and building;
●	6 are located in shopping centers; and
●	9 are located in office or hotel building complexes.

The freestanding restaurants were built to our specifications as to size, style and interior and exterior decor using an overall Japanese design theme. Other locations were adapted to the Benihana interior decor.  The freestanding, Benihana teppanyaki restaurants, which are generally one story buildings, are on average between 7,000 and 7,500 square feet and are constructed on a land parcel of approximately 1.25 to 1.50 acres.  Benihana teppanyaki restaurants located in shopping centers, office buildings and hotels are of similar size but differ somewhat in appearance from location to location in order to conform to the appearance of the buildings in which they are located or limitations imposed by landlords or municipalities.  The existing prototype Benihana teppanyaki restaurant approximates 7,000 square feet and allows for alternative design options in layout and number of tables.

The 25 RA Sushi restaurants in operation at June 11, 2010 are located in special-use restaurant buildings on leased land or in shopping or “life-style” centers. All of the restaurants were built to our specifications as to size and style and emphasize a contemporary interior and exterior decor.  These restaurants average approximately 5,000 square feet excluding outdoor seating.

The 9 Haru restaurants in operation at June 11, 2010 are located in office or residential buildings and vary in size and decor.  We typically seek restaurant locations that are in densely populated metropolitan areas in order to take advantage of Haru’s take-out and delivery business. The Haru restaurants average approximately 5,000 square feet.

The following table sets forth the locations, by state, of our company-owned restaurants at June 11, 2010:

	Benihana	RA Sushi	Haru	Total
Alaska	1	-	-	1
Arizona	2	6	-	8
Califonia	14	6	-	20
Colorado	2	-	-	2
Florida	9	3	-	12
Georgia	3	1	-	4
Illinois	3	3	-	6
Indiana	1	-	-	1
Kansas	-	1	-	1
Maryland	1	1	-	2
Massachusetts	-	-	1	1
Michigan	3	-	-	3
Minnesota	2	-	-	2
Nevada	-	1	-	1
New Jersey	2	-	-	2
New York	3	-	7	10
Ohio	4	-	-	4
Oregon	1	-	-	1
Pennsylvania	2	-	1	3
Tennessee	1	-	-	1
Texas	7	3	-	10
Utah	1	-	-	1
Virginia	1	-	-	1
Total	63	25	9	97

Additionally, as of June 11, 2010, we have one Benihana teppanyaki restaurant under development in Meadowlands, NJ.

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

On August 25, 2006, the former minority stockholders sued us over, among other things, the calculation of the put option price. The suit (which was filed in the Supreme Court of the State of New York, County of New York, but was removed to the United States District Court for the Southern District of New York) sought an award of $10.7 million, based on the former minority stockholders’ own calculation of the put option price formula and actions allegedly taken by us to reduce the value of the put option.

On December, 19, 2007, the Court dismissed all of the claims against us, except for the breach of fiduciary duty and breach of contract claims.

On March 5, 2010, the Court issued a decision stating that the price required to be paid by us to the former minority stockholders would be approximately $3.7 million, our original calculation of the put option price. As of March 28, 2010, we have accrued this amount plus approximately $0.4 million in prejudgment interest.  On April 2, 2010, the plaintiff appealed the Court’s decision.  The outcome of the appeal is currently pending.

Other Litigation and Proceedings

During May, 2010, the California Department of Alcoholic Beverage Control (the “Department”) notified us of proceedings against the Company based upon allegations that alcohol was served to underage guests in a RA Sushi location. In one incident, on which a claim has been filed against us, a guest was subsequently involved in a fatal automobile accident. We have general liability insurance plans for such claims. We cannot predict the outcome of the pending litigation or Department proceedings but based on the facts known to us, we will vigorously contest any extended suspension or revocation of the alcoholic beverage license for this location and the claim against us. We are not subject to any other significant pending legal proceedings, other than ordinary routine claims incidental to our business or those otherwise covered by our insurance policies.

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

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information required by this Item is incorporated herein by reference from the information under the caption “Common Stock Information” contained in our 2010 Annual Report to Shareholders.

Item 6.     Selected Financial Data

The information required by this Item is incorporated herein by reference from the information under the caption “Selected Financial Data” contained in our 2010 Annual Report to Shareholders.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated herein by reference from the information under the caption “Management’s Discussion and Analysis” contained in our 2010 Annual Report to Shareholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

The information required by this Item is incorporated herein by reference from the information under the caption “Quantitative and Qualitative Disclosures about Market Risks” contained in our 2010 Annual Report to Shareholders.

Item 8.     Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference from the information under the caption “Consolidated Financial Statements” contained in our 2010 Annual Report to Shareholders.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included in our 2010 Annual Report to Shareholders under the caption “Management’s Report on Internal Control over Financial Reporting” and is incorporated by reference.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Submission of Matters to a Vote of Security Holders

On February 22, 2010, at a special meeting of the Company’s stockholders, our stockholders voted to approve the merger by and between Benihana Inc. and its wholly-owned subsidiary BHI Mergersub, Inc. The Company is the surviving corporation in the merger, the sole purpose of which was to effect an amendment to the Certificate of Incorporation of the Company to increase by 12,500,000 the number of shares of Class A common stock which the Company is authorized to issue.

Results of the voting at that meeting are as follows:

	For	Against	Abstain
To consider and take action upon a proposed Agreement and Plan of Merger by and between Benihana Inc. (the “Company”) and its wholly-owned subsidiary BHI Mergersub, Inc., pursuant to which such subsidiary will merge with and into the Company (the “Merger”). The Company will be the surviving corporation in the Merger, the sole purpose of which is to effect an amendment to the Certificate of Incorporation of the Company to increase by 12,500,000 the number of shares of Class A common stock which the Company is authorized to issue.	4,123,837	3,651,308	134,741

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the information under the caption “Election of Directors” contained in our Proxy Statement for our 2010 Annual Meeting of Stockholders (“our proxy statement”).

We have adopted a written code of business conduct and ethics that applies to our Chief Executive Officer, Interim Chief Financial Officer and all of our officers and directors and can be found on our website, which is located at www.benihana.com.  We intend to make all required disclosures concerning any amendments to, or waivers from, our code of business conduct and ethics on our website.

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

The following sets forth certain information, as of March 28, 2010, with respect to our equity compensation plans, under which our securities may be issued:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	945,088	(1)	$10.14	2,296,034	(2)
Equity compensation plans not approved by security holders	8,625	(3)	5.23	-
Total	953,713		$10.10	2,296,034

(1)
Consists of 167,613 shares of common stock and 777,475 shares of Class A common stock, in each case, underlying outstanding options under the 2007 Equity Incentive Plan (2007 plan) and the prior plans.

(2)
Consists of Class A common stock reserved for issuance under the 2007 plan, the 2003 Directors Stock Option Plan, the 2000 Employee Class A Common Stock Option Plan, the Amended and Restated Directors Stock Option Plan and the 1997 Class A Stock Option Plan.

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

The following consolidated financial statements of Benihana Inc. and its subsidiaries (“the Company”), which are set forth on pages 20 through 46 of our 2010 Annual Report to Shareholders included herein as Exhibit 13.01, are incorporated herein by reference as part of this report.

Consolidated Balance Sheets as of March 28, 2010 and March 29, 2009.

Consolidated Statements of Earnings for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008.

Consolidated Statements of Cash Flows for the fiscal years ended March 28, 2010, March 29, 2009 and March 30, 2008.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firm.

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

2.02
Agreement and Plan of Merger by and between BHI Mergersub Inc. and the Company, dated January 7, 2010. Incorporated by reference to Appendix A to the Company’s Proxy Statement for its Special Meeting of Stockholders held on February 22, 2010 filed on Form 14A on January 20, 2010.

		3.01	Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.01 to the S-4 and to Exhibit 1 on Form 8-A dated February 12, 1997.

(a.)
Amendment to the Certificate of Incorporation of the Company by a Certificate of Merger dated as February 23, 2010, merging BHI Mergersub, Inc. with and into the Company.  Incorporated by reference to Exhibit 10.01 to Form 8-K filed February 25, 2010.

			(b.)	Certificate of Designation of Rights, Preferences and Terms for the Series A Convertible Preferred Stock of the Company. Incorporated by reference to Exhibit 4.01 to Form 8-K dated May 15, 1995.

			(c.)	Certificate of Designations of Series A-1 Junior Participating Preferred Stock of Benihana Inc. dated as of February 28, 1997.

			(d.)	Certificate of Amendment of Certificate of Designations of Series A-1 Junior Participating Preferred Stock of Benihana Inc. dated as of January 31, 2007.

			(e.)	Certificate of Designations of Series A-2 Junior Participating Preferred Stock of Benihana Inc. dated as of February 28, 1997.

			(f.)	Certificate of Amendment of Certificate of Designations of Series A-2 Junior Participating Preferred Stock of Benihana Inc. dated as of January 31, 2007.

			(g.)	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Benihana Inc. dated as of June 29, 2004.

3.03	By-Laws of the Company, amended as of July 3, 2009. Incorporated by reference to Exhibit 3.02 to Form 8-K filed July 9, 2009.

4.01	Benihana Executive Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 22, 2007.

4.02
Amended and Restated Rights Agreement, dated as of January 31, 2007 between American Stock Transfer & Trust Company and the Company.  Incorporated by reference to Exhibit 99.1 to Form 8-K filed February 2, 2007 and Exhibit 99.2 to Form 8-K filed May 21, 2007.

4.03	Form of Certificate representing shares of the Company’s Common Stock. Incorporated by reference to Exhibit 4.02 to the S-4.

4.04	Form of Certificate representing shares of the Company’s Class A Common Stock. Incorporated by reference to Exhibit 4.03 to the S-4.

4.05	Form of Debt Securities Indenture. Incorporated by reference to Exhibit 4.01 to Form S-3 filed November 24, 2009.

10.01	License Agreement, dated as of May 15, 1995 between BNC and BOT. Incorporated by reference to Exhibit 10.01 to the S-4.

10.02
1997 Class A Stock Option Plan.  Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on August 27, 1998 (the “1998 Proxy Statement”) filed on Form 14A on June 17, 1998.

10.03	Amended and Restated Directors’ Stock Option Plan. Incorporated by reference to Exhibit B to the 1998 Proxy Statement filed on Form 14A on June 17, 1998.

10.04
2000 Employees’ Class A Common Stock Option Plan.  Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on August 3, 2000 filed on Form 14A on June 22, 2000.

10.05
2003 Directors’ Stock Option plan.  Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on August 21, 2003 filed on Form 14A on July 10, 2003.

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

10.10	Credit Agreement, dated March 15, 2007, between the Company and its subsidiaries and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 16, 2007.

10.11	Promissory Note dated March 15, 2007 by the Company in favor of Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 16, 2007.

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

10.15	Form of Director Stock Option Agreement under the 2007 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.01 to Form S-8 filed April 18, 2008.

10.16	Form of Employee Stock Option Agreement under the 2007 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.02 to Form S-8 filed April 18, 2008.

10.17	Form of Employee Restricted Stock Agreement under the Company’s 2007 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 4.03 to Form S-8 filed April 18, 2008.

10.18
Second Amendment to Credit Agreement, dated November 19, 2008, by and among the Company and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 21, 2008.

10.19	Amendment, dated November 6, 2008, by and between the Company and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.2 to Form 8-K filed November 21, 2008.

10.20
Third Amendment to Credit Agreement and Consent, dated February 9, 2009, by and among the Company and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 13, 2009.

10.21	Letter Agreement, dated February 9, 2009, by and between the Company and Joel A. Schwartz. Incorporated by reference to Exhibit 10.2 to Form 8-K filed February 13, 2009.

10.22	Amendment to Preferred Stock Agreement, dated as of June 10, 2009, between the Company and BFC Financial Corporation. Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 11, 2009.

10.23
2007 Equity Incentive Plan, as amended on August 20, 2009. Incorporated by reference to Appendix A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on August 20, 2009 filed on Form 14A on July 24, 2009.

10.24
Fourth Amendment to Credit Agreement and Waiver, dated November 23, 2009, by and among the Company and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.01 to Form 10-Q filed November 24, 2009.

10.25
Confidential Separation Agreement, Waiver and Release dated December 22, 2009 by and between the Company and Taka Yoshimoto. Incorporated by reference to Exhibit 10.01 to Form 8-K filed December 24, 2009.

10.26
Confidential Separation Agreement, Waiver and Release dated January 14, 2010 by and between the Company and Jose I. Ortega. Incorporated by reference to Exhibit 10.01 to Form 8-K filed January 21, 2010.

10.27
Confidential Separation Agreement, Waiver and Release dated January 28, 2010 by and between the Company and Juan C. Garcia. Incorporated by reference to Exhibit 10.01 to Form 8-K filed February 3, 2010.

10.28	Fifth Amendment to Credit Agreement and Amendment to Credit Documents, dated January 31, 2010, by and among the Company and Wachovia Bank, National Association.

13.01	Portions of the Annual Report to Stockholders for the fiscal year ended March 28, 2010.

21.01	Subsidiaries.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 11, 2010	BENIHANA INC.

By: /s/ Gene R. Baldwin
Gene R. Baldwin, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard C. Stockinger		June 11, 2010
Richard C. Stockinger	Chief Executive Officer, President and Director

/s/ Gene R. Baldwin		June 11, 2010
Gene R. Baldwin	Interim Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ John E. Abdo	Vice Chairman and Director	June 11, 2010
John E. Abdo

/s/ Norman Becker	Director	June 11, 2010
Norman Becker

	Director	June___ , 2010
J. Ronald Castell

/s/ Darwin C. Dornbush	Chairman and Director	June 11, 2010
Darwin C. Dornbush

/s/ Lewis Jaffe	Director	June 11, 2010
Lewis Jaffe

/s/ Alan B. Levan	Director	June 11, 2010
Alan B. Levan

	Director	June___ , 2010
Joseph J. West