Form 10-K/A
period 2010-03-28
BENIHANA INC
filed 2010-07-26
CIK 935226

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
Yes  [  ]                   No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]                   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [  ]               No  [  ]

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  [  ]                   No  [X]

As of July 16, 2010, 5,649,082 shares of common stock and 9,795,168 shares of Class A common stock were outstanding.  As of October 11, 2009, the aggregate market value of common equity held by non-affiliates was approximately $77,069,160 based on the closing price of the common stock and Class A common stock on such date.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Benihana Inc. (“we,” “us,” “our” or the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended March 28, 2010 (the “Form 10-K”), which was filed on June 11, 2010, to include the remaining information required by Items 10, 11, 12, 13 and 14.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Below is a list of the names and ages of the directors and executive officers of the Company as of June 30, 2010, indicating their positions with the Company and their principal occupations during the past five years and prior thereto where applicable. In addition, the information set forth below with respect to each director includes the specific experience, qualifications, attributes and/or skills of the director which, in the opinion of the Board of Directors (the “Board”), qualifies him to serve as a director and are likely to enhance the Board’s ability to manage and direct the business and affairs of the Company.

J. Ronald Castell
Director since 2005
Class I Director (Term to expire in 2011)
Age 72

In 2004, Mr. Castell formed ReelRon LLC, a marketing consulting firm serving clients such as the investment and entertainment firm, Huizenga Holdings, Inc., Centryx Corp., Southern Audio Video and Breakaway Films.  From 1995 to 2004, Mr. Castell served as Senior Vice President of Marketing and Communications of Huizenga Holdings, Inc.  From 1989 to 1995, Mr. Castell served as Senior Vice President of Programming and Communications of Blockbuster Entertainment Corp.  The extensive management experience Mr. Castell gained through his service as a senior vice president at Blockbuster Entertainment Corp. and Huizenga Holdings, Inc. and his thorough understanding of marketing and communications issues enable him to make valuable contributions to the Board.

Joseph J. West, Ph.D.
Director since 2005
Class I Director (Term to expire in 2011)
Age 66

Mr. West is currently a professor of restaurant management at Florida International University and the Vice President and Director of Operations of the Brooklyn Water Bagel Company.  From 1999 to July 2009, Mr. West served as Dean, School of Hospitality and Tourism Management, at Florida International University.  Between 1991 and 1999, he served as Department Chairman of Hospitality Administration, College of Business, Florida State University, and from 1993 through 1996, he served as Director, Hospitality Education Program, Department of Business and Professional Regulation, State of Florida.  From 1984 through 1991, Mr. West held teaching positions at Florida State University and the University of South Carolina.  Additionally, Mr. West possesses restaurant operating experience as an executive and operator due to his having served as Vice President of Operations of Spring Garden Grill and Bar and General Manager at the following restaurant units: Franklin’s Off Friendly, Colony House/Wine Cellar Restaurants and Colony Caterers.  Mr. West is also a retired U.S. Naval Officer.  With his distinguished academic background in the hospitality field and his extensive restaurant operating and management experience, Mr. West offers the Board valuable knowledge in restaurant operations and management.  This understanding of the restaurant industry allows Mr. West a variety of viewpoints and perspectives critical to productive Board deliberations.

John E. Abdo
Director since 1990
Class II Director (Term to expire in 2012)
Age 67

Mr. Abdo has been principally employed since June 1984 as the Vice Chairman of the Board of Directors and Chairman of the Executive Committee of each of BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”), a bank holding company whose common stock is listed on the New York Stock Exchange under the symbol “BBX,” and BankAtlantic, BankAtlantic Bancorp’s bank subsidiary. He has served as Vice Chairman of the Board of Directors of Bluegreen Corporation (“Bluegreen”) since March 2002 and as Vice Chairman of the Board of BFC Financial Corporation (“BFC”) since June 1987. Mr. Abdo also served as Vice Chairman of the Board of Directors of Woodbridge Holdings Corporation (formerly Levitt Corporation) (“Woodbridge”) from August 1984 through September 2009 when it merged with BFC. Mr. Abdo is the President and Chief Executive Officer of Abdo Companies, Inc., a real estate development, construction and real estate brokerage firm for more than thirty five years. Mr. Abdo is a member of the Board of Directors and the Finance Committee of PACA (Performing Arts Center Authority) and is also the former President and a current member of the Board of Directors, and current Chairman of the Investment Committee, of the Broward Performing Arts Foundation, a $100 million state of the art, twin concert hall venue located in Fort Lauderdale, FL.  Mr. Abdo brings to the Board a strong business and financial background, significant experience as a board member of other public companies, extensive experience in the real estate industry (which is directly applicable to the Company because it leases or owns sites in multiple markets) and the perspective of a major Company shareholder due to his interest in BFC, which in turn makes him a valuable contributor to the Board.

Norman Becker
Director since 1997
Class II Director (Term to expire in 2012)
Age 72

Mr. Becker has been self-employed in the practice of public accounting since April 1985.  Prior thereto, Mr. Becker was a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP, for a period in excess of 10 years.  Mr. Becker is also a director of Bluegreen and an officer of Proguard Acquisition Corp.  Mr. Becker brings to the Board a wide array of financial and accounting knowledge.  His background in public accounting enables him to assist the Board in analyzing complex financial and accounting issues.

Alan B. Levan
Director since 2009
Class II Director (Term to expire in 2012)
Age 65

Mr. Levan is currently the Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp and Chairman of the Board of BankAtlantic. He has served as Chairman and Chief Executive Officer of BankAtlantic Bancorp since April 1994 and Chairman of BankAtlantic since 1987. Mr. Levan also serves as Chairman, Chief Executive Officer and President of BFC and Chairman of Bluegreen. He previously served as Chairman and Chief Executive Officer of Woodbridge until it merged with BFC in September 2009. Mr. Levan is a member of the Nova Southeastern University Board of Trustees and former Chairman of the Board of Directors for the Broward Community College Foundation.  Mr. Levan brings to the Board substantial management experience and business acumen. In particular, his management experience as Chief Executive Officer of BankAtlantic Bancorp as well as his extensive service on other public company boards allows him to view the Company from both the management and operational perspectives.  In addition to his business and management experience, he also brings to the Board the perspective of a major company shareholder due to his interest in BFC.

Darwin C. Dornbush
Director since 2009
Class III Director (Term to expire in 2010)
Age 80

Mr. Dornbush has been a partner in the law firm of Dornbush Schaeffer Strongin & Venaglia, LLP since 1964.  He served as our Secretary from 1983 through 2009 and was also previously a director of the Company from 1995 through 2005 before rejoining the Board in February 2009. In addition, Mr. Dornbush has been employed by us to provide certain management advisory services since January 2006. Mr. Dornbush is also a director of BFC, after previously serving as a director of Woodbridge, and he is a former director of Cantel Medical Corp., a healthcare company. Mr. Dornbush’s more than 45 years of legal experience give him a strong background in the realm of corporate governance and more generally business negotiations. The Board values his insight and leadership skills as well as his knowledge of the restaurant industry that he has developed in advising various restaurant companies for more than 45 years.

Lewis Jaffe
Director since 2004
Class III Director (Term to expire in 2010)
Age 53

Mr. Jaffe is an independent consultant. Mr. Jaffe also served as President, Chief Executive Officer and a director of Oxford Media, Inc. from February 2006 through October 2007 and President and Chief Operating Officer of Verso Technologies from November 2004 through August 2005. From August 2002 to November 2004, Mr. Jaffe was a self-employed public speaker and consultant. From April 2002 until August 2002, Mr. Jaffe served as the interim President of Glowpoint, Inc., a publicly-traded video products and services company.  From July 2000 to July 2003, Mr. Jaffe served as an independent consultant to Glowpoint, Inc. From June 2000 to March 2002, Mr. Jaffe served as President and Chief Operating Officer of PictureTel Corporation, a publicly-traded videoconferencing company. From September 1998 to June 2000, Mr. Jaffe served as a managing director in the Boston office of Arthur Andersen LLP in its global finance practice. From January 1997 to March 1998, Mr. Jaffe served as President of C Systems, LLC, a designer and manufacturer of mobile military shelters, housing, communication and radar and missile launch systems. Mr. Jaffe served as a member of the Board of Directors for Glowpoint, Inc. from September 2001 to July 2003, the Board of Directors of Media 100 Inc. from June 2003 through November 2004 and the Turnaround Management Association of New England from September 1999 through November 2004. He currently is on the Board of York Telecom, one of the nation’s largest providers of video conferencing and unified communications services. He holds an Advanced Professional Director Certification from the American College of Directors, a national, public company director organization. Mr. Jaffe is a respected business leader with a diverse business background, bringing to the Board multiple perspectives, including those of a public company director and an executive. Mr. Jaffe’s extensive experience as a chief executive officer of multiple companies and his service in leadership roles on other public company boards has provided him with experience in the processes and policies needed to effectively govern a publicly-traded enterprise.

Richard C. Stockinger
Director since 2007
Class III Director, President and Chief Executive Officer (Term to expire in 2010)
Age 51

Mr. Stockinger has served as our Chief Executive Officer since February 9, 2009 and was appointed as our President on January 13, 2010.  From April 2008 to February 2009, Mr. Stockinger was an independent consultant.  Mr. Stockinger served as the President of Patina Restaurant Group (formerly Restaurant Associates – Patina Group) from October 2003 through April 2008 and served as Restaurant Associates’ Vice President and Chief Financial Officer from 1985 through October 2003.  During his tenure with Restaurant Associates and the Patina Restaurant Group, Mr. Stockinger played a critical role in the development and implementation of its sales, acquisitions and turnaround strategies, including the acquisition of California Pizza Kitchen, El Torito and Au Bon Pain.  Mr. Stockinger also serves on the Board of Directors of the National Kidney Foundation of Greater New York.  Mr. Stockinger’s extensive experience within the restaurant industry positions him well to serve as the Company’s Chief Executive Officer and President and as a director.  As Chief Executive Officer and President, he brings management’s perspective to the Board.

Gene R. Baldwin
Interim Chief Financial Officer
Age 60

Mr. Baldwin has served as our interim Chief Financial Officer since January 13, 2010 and as a partner of CRG Partners Group, LLC and its predecessors (“CRG”), a provider of financial advisory, corporate improvement and related services, since 2002. CRG and Mr. Baldwin have been engaged by and have been performing consulting services for the Company since November 2009. As a partner of CRG, Mr. Baldwin has served in various senior-executive roles managing companies through complex operational and financial restructuring, including, from September 2007 to June 2008, as Chief Restructuring Officer and interim Chief Executive Officer of American Restaurant Group, Inc., an 82 unit steakhouse chain and, from December 2005 to October 2006, as President and Chief Restructuring Officer of a 360 unit franchised quick service restaurant chain. Mr. Baldwin also served, from December 2008 to March 2009, as a financial advisor to a 130 unit casual dining chain and, from August 2002 to September 2003, as a financial advisor and interim Chief Operating Officer of Furrs Restaurant Group, Inc., a 91 unit cafeteria chain.

Christopher P. Ames
Chief Operating Officer
Age 47

Mr. Ames has served as our Chief Operating Officer since October 19, 2009.  From July 2009 to October 2009, Mr. Ames was an independent consultant to the Company.  Mr. Ames served as Vice President and Chief Operating Officer of Cosi, Inc. from November 2006 to August 2008 and Executive Vice President of Operations of the Patina Group from July 2005 to November 2008.  Prior thereto, Mr. Ames served as Vice President of Operations with Elephant Bar Restaurant in Los Angeles, California from June 2004 to August 2005 and Vice President of Operations with California Pizza Kitchen from January 1992 to March 2004.

AUDIT COMMITTEE MEMBERS AND FINANCIAL EXPERT

The Board has established an Audit Committee. The Audit Committee consists of Norman Becker (Chairman), Lewis Jaffe and J. Ronald Castell. The Board has determined that Mr. Becker qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission (the “SEC”) and is “independent” within the meaning of applicable SEC rules and regulations relating to directors serving on audit committees and NASDAQ Stock Market Rule 5605(a)(2).

SECTION 16( a ) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Rules promulgated by the SEC govern the reporting of securities transactions by directors, officers and holders of 10% or more of our Common Stock or Class A Common Stock.  Based solely upon our review of copies of reports filed with the SEC and received by us, we believe that our directors and officers have filed all required reports on a timely basis except the following: each of John E. Abdo and Lewis Jaffe failed to file timely one Form 4 reporting an option grant and John E. Abdo failed to timely file one Form 4 reporting the exercise of a stock option.

CODE OF ETHICS

Information required by Item 10 with respect to the Company’s code of business conduct and ethics is included under Item 10 of the Form 10-K.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth compensation for our named executive officers for the fiscal year ended March 28, 2010 and, where applicable, for the fiscal year ended March 29, 2009. Richard C. Stockinger, our Chief Executive Officer; Gene R. Baldwin, who was appointed our interim Chief Financial Officer effective January 13, 2010; Christopher P. Ames, who was appointed our Chief Operating Officer effective October 19, 2009; Juan C. Garcia, our former President and Chief Operating Officer, whose resignation became effective January 13, 2010; and Taka Yoshimoto, our former Executive Vice President – Operations, whose resignation became effective December 18, 2009 are referred to herein as our “named executive officers” or “executive officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(3)	Total ($)
Richard C. Stockinger, President and Chief Executive Officer(4)	2010	$500,000	$187,500	$	−	$	−	$	−	$79,500	$767,000
	2009	63,500	−		−		12,600		−	59,462	135,562

Christopher P. Ames, Chief Operating Officer(5)	2010	110,600	112,500		−		−		−	62,500	285,600

Gene R. Baldwin, Interim Chief Financial Officer(6)	2010	346,100	−		−		−		−	−	346,100

Juan C. Garcia, Former President and Chief Operating Officer(7)	2010	213,100	−		−		−		−	309,000	522,100
	2009	271,000	−		−		−		−	4,400	275,400

Taka Yoshimoto, Former Executive Vice President − Operations(8)	2010	169,600	−		−		−		−	239,000	408,600
	2009	232,000	−		−		−		−	3,800	235,800

(1)	Represents discretionary cash bonus approved by the Compensation Committee based on a subjective evaluation of overall performance.

(2)
Represents the aggregate grant date fair value related to stock and option awards for the reported fiscal year as computed in accordance with FASB ASC Topic 718.  Accordingly, the dollar amounts listed do not necessarily reflect the dollar amount of compensation that may be realized by the named executive officers.  For a discussion of valuation assumptions, see Note 1 to the 2010 and 2009 consolidated financial statements included in our Annual Reports on Form 10-K for the fiscal years ended March 28, 2010 and March 29, 2009.

(3)
“All Other Compensation” for the 2010 fiscal year includes (i) Company-paid group term life insurance for each named executive officer except for Mr. Ames and Mr. Baldwin, (ii) an automobile allowance for each of  Messrs. Garcia and Yoshimoto and (iii) in the case of Mr. Stockinger, a monthly relocation allowance of $7,500 that we commenced paying upon Mr. Stockinger’s appointment as Chief Executive Officer and that was terminated on January 7, 2010 (the “Relocation Allowance”).

(4)
Mr. Stockinger was appointed Chief Executive Officer effective February 9, 2009 and President effective January 13, 2010 and served as a director for the entirety of fiscal year 2009. On January 7, 2010, the Board approved an increase to Mr. Stockinger’s annual base salary from $350,000 to $500,000 retroactive to the commencement of his employment on February 9, 2009 and therefore Mr. Stockinger’s salary for fiscal year 2009 includes a retroactive adjustment for salary earned in fiscal year 2009 but paid in fiscal year 2010. “All Other Compensation” for fiscal year 2010 also includes all perquisites, including the Relocation Allowance. All information concerning compensation for Mr. Stockinger for fiscal year 2009 reflects compensation earned for the entirety of such year (including the retroactive salary adjustment, which was paid in fiscal year 2010), including compensation earned in his position as Chief Executive Officer and the following amounts earned in connection with his services as a director: (i) $26,000 in fees earned or paid in cash, included under the caption “All Other Compensation” and (ii) $12,600 under the caption “Option Awards” relating to his automatic director grant. “All Other Compensation” for fiscal year 2009 also includes a signing bonus equal to two weeks’ base salary, $12,500 in fees earned for certain consulting services and all perquisites, including the Relocation Allowance.

(5)
Mr. Ames was appointed Chief Operating Officer effective October 19, 2009. All information concerning compensation for Mr. Ames for fiscal year 2010 reflects compensation earned for the entirety of such year, including the $62,500 earned in his position as a consultant to the Company since July 2009 that is included under the caption “All Other Compensation.”

(6)
Mr. Baldwin is retained by the Company through an agreement that the Company executed with CRG Partners Group, LLC, (“CRG”), a provider of financial advisory, corporate improvement and related services, and the Company pays CRG for Mr. Baldwin’s services. As a result, all information concerning compensation for Mr. Baldwin for fiscal year 2010 reflects the aggregate payments made by the Company to CRG on account of Mr. Baldwin’s services to the Company and do not necessarily reflect amounts received by Mr. Baldwin for such services. In addition, pursuant to the CRG agreement, certain other CRG employees also provided services to the Company during fiscal year 2010. In the aggregate, the Company made payments in the amount of $570,000 to CRG on account of the services that Mr. Baldwin and other CRG employees provided to the Company during fiscal year 2010.

(7)
Mr. Garcia resigned from his positions as President and Chief Operating Officer effective January 13, 2010.  All information concerning compensation for Mr. Garcia reflects compensation earned for the entirety of fiscal year 2010, including compensation earned in his positions as President and Chief Operating Officer and as included under the caption “All Other Compensation.” Pursuant to his separation, waiver and release agreement with us, he will be paid a total severance payment of approximately $294,200, which is comprised of the continuation of Mr. Garcia’s basic compensation and car allowance through March 31, 2010 and semi-monthly payments of $11,461 beginning on the first regular pay day following March 31, 2010 through the first regularly scheduled pay day following January 13, 2011.  In addition, in accordance with his separation, waiver and release agreement, we will provide for continued group medical and dental insurance coverage for Mr.  Garcia and his dependents and shall continue to provide such coverage through the first regularly scheduled pay day following January 13, 2011.  The amounts accrued pursuant to his separation, waiver and release agreement through March 28, 2010 are included under the caption “All Other Compensation.”  Mr. Garcia’s rights to any unvested stock options and stock grants terminated on March 31, 2010 and all vested stock options expired 90 days thereafter.

(8)
Mr. Yoshimoto resigned from his position as Executive Vice President − Operations and as a member of our Board effective December 18, 2009.  All information concerning compensation for Mr. Yoshimoto reflects compensation earned for the entirety of fiscal year 2010, including compensation earned in his position as Vice President – Operations and as included under the caption “All Other Compensation.” Pursuant to his separation, waiver and release agreement, he will be paid a total severance payment of approximately $232,100, which is comprised of monthly payments of $19,340 through December 15, 2010.  In addition, in accordance with his separation, waiver and release agreement, we will provide for continued group medical and dental insurance coverage and shall continue to provide such coverage through December 15, 2010.  The amounts accrued pursuant to his separation, waiver and release agreement through March 28, 2010 are included under the caption “All Other Compensation.”  Mr. Yoshimoto’s rights to any unvested stock options and stock grants expired on the date of the termination of his employment, and all vested stock options expired 90 days after his date of resignation.

Bonus Plan

The Company has adopted an Executive Incentive Compensation Plan (the “Bonus Plan”) setting out guidelines for the establishment of cash incentive payments to its most senior executives and operating personnel.  Under the Bonus Plan, participating employees are generally assigned a maximum bonus opportunity expressed as a percentage of the employee’s base salary.  Up to 75% of that bonus opportunity is earned if the Company meets certain objective performance criteria determined by the Committee, and up to 25% of that bonus opportunity is earned if the individual meets certain individual performance criteria determined by the Committee.

In light of the turmoil in the United States economy, the efforts undertaken by the Company in the implementation of the Benihana Teppanyaki Renewal Program (the “Renewal Program”), and ongoing negotiations with respect to employment contracts for Messrs. Stockinger and Ames, the Compensation Committee did not establish performance criteria under the Bonus Plan for fiscal year 2010 and no bonuses were awarded under the Bonus Plan for fiscal year 2010.  However, the Compensation Committee awarded a discretionary bonus (outside the terms of the Bonus Plan) to Mr. Stockinger (of $187,500) and to Mr. Ames (of $112,500) for the fiscal year 2010 based on a subjective evaluation of overall performance in areas outside those that can be objectively measured from financial or other results.  These amounts are included under the “Bonus” column of the Summary Compensation Table.

Employment Agreements

Mr. Stockinger’s employment as Chief Executive Officer commenced on February 9, 2009 on an “at will” basis at an annual base salary of $350,000.  At that time, we also agreed to pay Mr. Stockinger a signing bonus equal to two weeks’ base salary and a monthly amount equal to $7,500 as reimbursement for additional living expenses incurred by Mr. Stockinger in the Miami area, where our executive offices are located, while he relocated from the New Jersey area (such amount, the “Relocation Allowance”).  Mr. Stockinger is also eligible to participate in the benefits programs which we generally make available to our senior executives.  In connection with his appointment as our President effective January 13, 2010, the Board approved an increase in Mr. Stockinger’s annual base salary from $350,000 to $500,000 retroactive to the commencement of his employment on February 9, 2009 and terminated the Relocation Allowance. We are currently in discussions with Mr. Stockinger regarding the terms of a formal employment agreement.

We entered into an employment agreement with Mr. Garcia on June 18, 2009, effective as of April 2, 2007, the date on which Mr. Garcia was promoted to serve as President and Chief Operating Officer.  The employment agreement provided for Mr. Garcia to serve in both positions through March 31, 2010 and entitled him to a performance-based bonus of up to 25% of his annual base salary, as determined by the Compensation Committee and Chief Executive Officer.  On March 31, 2008, we amended and restated Mr. Garcia’s employment agreement to provide for an annual base salary of $271,000 for fiscal year 2009 and to conform to the requirements of Section 409A of the Internal Revenue Code.  Mr. Garcia resigned as President, Chief Operating Officer and as an employee effective January 13, 2010.

We entered into an employment agreement with Mr. Yoshimoto on April 1, 2006, to continue to serve as Executive Vice President − Operations through March 31, 2009. On March 31, 2008, we amended and restated Mr. Yoshimoto’s employment agreement to provide for an annual base salary of $232,088 for fiscal year 2009, to require execution and delivery by Mr. Yoshimoto of a general release prior to receiving any benefits resulting from termination of his employment due to a change in control or his disability and to conform to the requirements of Section 409A of the Internal Revenue Code. Our employment agreement with Mr. Yoshimoto expired on March 31, 2009 in accordance with its terms and was not renewed.  Mr. Yoshimoto resigned from his position on December 18, 2009.

Under his employment agreement, Mr. Garcia was entitled to participate in the Bonus Plan and the equity plan, in each case as determined by the Compensation Committee. Additionally, each of Messrs. Garcia and Yoshimoto was (i) eligible to participate in the health, insurance and other benefit plans generally available to our executive officers, (ii) entitled to receive an automobile expense allowance of $300 per month and (iii) eligible for severance payments upon certain events of termination of their employment.

Mr. Ames’ employment as Chief Operating Officer commenced on October 19, 2009 on an “at will” basis at an annual base salary of $250,000. Prior to his appointment as Chief Operating Officer, Mr. Ames was engaged by and performing consulting services for us since July 7, 2009. On April 19, 2010, the Compensation Committee approved an annual base salary of $300,000 for Mr. Ames commencing with our fiscal year beginning March 29, 2010, agreed to provide Mr. Ames with the opportunity to earn a performance-based bonus of up to 50% of his base salary for our fiscal year beginning March 29, 2010 and approved his eligibility to receive a discretionary bonus with respect to our fiscal year ended March 28, 2010 of $112,500. We are currently in discussions with Mr. Ames regarding the terms of a formal employment agreement.

Mr. Baldwin was initially retained as a consultant in November 2009 pursuant to an agreement that we executed with CRG Partners Group, LLC and its predecessors (“CRG”), which among other things provides for payments to CRG for Mr. Baldwin’s services at the rate of $525 an hour.  During the performance of his duties as interim Chief Financial Officer, Mr. Baldwin will continue as a partner of CRG and will be compensated by CRG.  As a result, Mr. Baldwin did not receive any compensation directly from us during fiscal year 2010 and did not participate in any of our employee benefit plans, bonus plans or equity plans during fiscal year 2010.  The information included in the Summary Compensation Table reflects the aggregate amounts paid to CRG on account of Mr. Baldwin’s services for fiscal year 2010 and does not necessarily reflect amounts awarded to Mr. Baldwin for such services.  In addition, pursuant to the CRG agreement, certain other CRG employees also provided services to the Company during fiscal year 2010.  In the aggregate, the Company made payments in the amount of $570,000 to CRG on account of the services that Mr. Baldwin and other CRG employees provided to the Company during fiscal year 2010.

Equity Plan

The long-term incentive compensation plan pursuant to which we presently grant equity awards is the 2007 Equity Incentive Plan (the “equity plan”).  Pursuant to the equity plan, employees, including the named executive officers, may be granted stock options, stock awards, stock appreciation rights and stock equivalent units (the “awards”).  The exercise price of each option, including each incentive stock option as defined by Section 422 of the Internal Revenue Code, awarded under the equity plan is the fair market value, which is the closing price of the Class A Common Stock on the grant date.  In fiscal year 2010, we did not grant any awards, except for automatic option grants to our non-employee directors.  All of our employees and our subsidiaries’ employees and our non-employee directors are eligible to receive awards under the equity plan.  The equity plan provides that the Compensation Committee may determine which employees are granted awards and the number of shares subject to each award.  Our non-employee directors are eligible for automatic grants of options, as discussed under the heading “Director Compensation.”

Under our equity plan, the Compensation Committee determines the equity awards to be granted to our executive officers based upon, among other things, the amount of total compensation (excluding post-termination benefits) considered necessary to reward and motivate the executive officer, Company performance and the performance of the executive officer during the prior year.  The Compensation Committee determines the aggregate value in equity grants to be awarded to our executive officers; therefore, the number of shares and options awarded will vary depending upon the stock price of our Class A Common Stock on the grant date.  We did not make any grants under the equity plan to our named executive officers for fiscal year 2010.

Upon termination of employment, then exercisable options granted to an employee remain exercisable for three months following termination or, if such termination resulted from death, disability or retirement (as defined under the equity plan), for one year following termination (or, in any case, if shorter, the remainder of the option term), provided that a terminated employee who continues to provide services as a non-employee director or consultant will be deemed an employee for the period of such services or consultancy (for this purpose, with respect to non-incentive stock options only).  Upon termination of employment, stock awards granted to an employee as to which the time-based or performance conditions have not been satisfied or waived are forfeited.

Prior to the adoption of the equity plan, we granted options to our employees under the 2000 Employees Class A Common Stock Option Plan and other prior plans.  Following adoption of the equity plan, we ceased to award options under the prior plans; however all options previously awarded under the prior plans and which remain outstanding continue to be governed by the terms of such plans.  Under the prior plans, the exercise price of each option is the fair market value of the Class A Common Stock on the grant date, and upon termination of employment then exercisable options remain exercisable for three months following termination (or, if shorter, the remainder of the option term).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table sets forth information regarding outstanding options and restricted stock awards held by each of our named executive officers as of March 28, 2010.

	Options Awards					Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($/Share)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Richard C. Stockinger	11/2/2007	10,000	−	$16.3600	11/2/2017	−	$	−
	10/23/2008	6,667	3,333	2.6050	10/23/2018

Christopher Ames	−	−	−	−	−	−		−

Gene R. Baldwin	−	−	−	−	−	−		−

Juan C. Garcia(4)	5/12/2000	34,500	−	7.8261	5/12/2010	2,267		13,035
	5/12/2000	17,250	−	7.8528	5/12/2010
	4/24/2001	26,500	−	4.9623	6/29/2010
	4/24/2001	1,359	−	4.9890	6/29/2010
	6/7/2002	34,500	−	11.1884	6/29/2010
	6/7/2002	17,250	−	11.2151	6/29/2010
	3/17/2008	27,400	13,700	10.3500	6/29/2010

Taka Yoshimoto(5)	−	−	−	−	−

(1)
Each such option is to purchase shares of Class A Common Stock and (except relating to Mr. Stockinger) becomes exercisable as to approximately one-third of the shares covered by the award on each of the first three anniversaries of the grant date. The options held by Mr. Stockinger (which were granted to him as a non-employee director) become exercisable as to approximately one-third of the shares covered by the award on each of the six-month, first and second year anniversaries of the grant date.

(2)
The stock award was granted on March 17, 2008 and represents shares of Class A Common Stock that are subject to a risk of forfeiture which lapses as to approximately one-third of the shares covered by the award on each of the first three anniversaries of the grant date.

(3)
The market value is based on a price of $5.75 per share, which was the closing price of one share of our Class A Common Stock on the Nasdaq Stock Market on the last business day of the fiscal year ended March 28, 2010.

(4)
Any stock options and restricted stock previously granted to Mr. Garcia which were scheduled (under the applicable equity plan) to vest on or prior to March 31, 2010 were vested on such date. As a result of Mr. Garcia’s resignation as President and Chief Operating Officer effective January 13, 2010, all of Mr. Garcia’s outstanding stock options terminated on June 29, 2010.

(5)	As a result of Mr. Yoshimoto’s resignation as Executive Vice President − Operations effective December 18, 2009, all of Mr. Yoshimoto’s outstanding stock options terminated on March 18, 2010.

NONQUALIFIED DEFERRED COMPENSATION

The Company maintains a deferred compensation plan that allows key employees, including the named executive officers, to defer up to 20% of their annual base salary and up to 100% of their annual bonuses until termination of employment or age 55, whichever is later, or if earlier, their disability (as defined in the deferred compensation plan) or death.  Participants’ obligation to pay federal or state income tax on contributions to the plan is deferred until withdrawal of such amounts.  We do not match any of the amounts deferred by participants in the deferred compensation plan.  During fiscal year 2010, none of our executive officers participated in our deferred compensation plan.

Employees who participate in the deferred compensation plan may, at their option, invest deferred monies in a range of investment vehicles, including money markets, bonds and mutual funds.  Over the last three years, these investments have yielded less than 5% per annum.

POST-TERMINATION BENEFITS AND CHANGE IN CONTROL

In connection with his separation, waiver and release agreement with us, Mr. Garcia will be paid a severance payment of approximately $294,200, which is comprised of the continuation of Mr. Garcia’s basic compensation and car allowance through March 31, 2010 and semi-monthly payments of $11,461 beginning on the first regular pay day following March 31, 2010 through the first regularly scheduled pay day following January 13, 2011. As further provided under Mr. Garcia’s separation, waiver and release agreement, for a period of 12 months following his January 13, 2010 resignation, we will provide Mr. Garcia with continued group medical and dental insurance coverage for Mr. Garcia and his dependants or payments in lieu thereof. Mr. Garcia’s right to receive any payments under his separation, waiver and release agreement was conditioned upon his execution of a general release; subsequent to his resignation, Mr. Garcia satisfied such condition.  In accordance with his separation, waiver and release agreement, Mr. Garcia is prohibited for a two year period from (i) directly or indirectly working for or providing services to Benihana of Tokyo, its affiliates, franchisees, or related trusts, (ii) soliciting, directly or indirectly, anyone who is or was employed by us or our affiliates until 90 days after the separation of such person’s employment from us or our affiliates, or (iii) soliciting, directly or indirectly, current franchisees or potential franchisees that were identified while Mr. Garcia was employed by us.

In connection with his resignation separation, waiver and release agreement with us, Mr. Yoshimoto will be paid a severance payment of approximately $232,100, which is comprised of monthly payments of $19,340 through December 15, 2010.  As further provided under Mr. Yoshimoto’s separation, waiver and release agreement, for a period of 12 months following his December 18, 2009 resignation, we will provide Mr. Yoshimoto with continued group medical and dental insurance coverage for Mr. Yoshimoto or payments in lieu thereof.  Mr. Yoshimoto’s right to receive any payments under his separation, waiver and release agreement was conditioned upon his execution of a general release; subsequent to his resignation, Mr. Yoshimoto satisfied such condition.  In accordance with his separation, waiver and release agreement, Mr. Yoshimoto is prohibited from soliciting, directly or indirectly, anyone who was employed by us or our affiliates as of December 22, 2009 or within six (6) months prior to such date.

The table below sets forth amounts payable to Messrs. Garcia and Yoshimoto in connection with their resignations which became effective on January 13, 2010 and December 18, 2009, respectively.

Name	Salary Continuation ($)	Medical and Dental Insurance ($)	Total ($)
Juan C. Garcia	294,200	11,200	305,400
Taka Yoshimoto	232,100	4,200	236,300

DIRECTORS’ COMPENSATION

The table and related discussion below summarize the compensation earned by each director who was not a named executive officer for the fiscal year ended March 28, 2010.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	All Other Compensation ($)		Total ($)
John E. Abdo	$65,775	$34,800	$	−	$100,575
Norman Becker	62,938	34,800		−	97,738
J. Ronald Castell	52,625	34,800		−	87,425
Darwin C. Dornbush(3)	−	−		161,300	161,300
Lewis Jaffe	74,125	34,800		−	108,925
Alan B. Levan	40,188	34,800		−	74,988
Robert B. Sturges (4)	5,875	−		40,780	46,655
Joseph J. West	41,250	34,800		−	76,050

(1)
Represents the aggregate grant date fair value related to stock and option awards issued during the reported fiscal year as computed in accordance with FASB ASC Topic 718. Accordingly, the dollar amounts listed do not necessarily reflect the dollar amount of compensation that may be realized by the directors. The grant date fair value of option awards granted during fiscal year 2010 to all directors who were not named executive officers or employees of the Company was $3.48 per share. For a discussion of valuation assumptions, see Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010.

(2)	Each director other than Messrs. Dornbush and Sturges received stock option awards to purchase 10,000 shares of Class A common stock.

(3)
During fiscal year 2010, Mr. Dornbush was employed by us to provide certain management advisory services.  Accordingly, compensation paid to Mr. Dornbush represents compensation for his employment during fiscal year 2010, including $150,000 in salary paid to Mr. Dornbush and $9,900 paid by the Company with respect to disability insurance, included in the caption “All Other Compensation.”

(4)
Effective May 26, 2009, Mr. Sturges resigned from the Board.  “All Other Compensation” for fiscal year 2010 also includes the $19,950 in compensation expense recognized by the Company as a result of the accelerated vesting (in connection with his resignation from the Board) of stock option awards previously granted to Mr. Sturges and $20,830 in consulting fees for services provided by Mr. Sturges commencing with his resignation.

Director Fees

For the period from March 30, 2009 through December 31, 2009, we provided the following compensation to our non-employee directors: $15,000 per year for service as a director plus a fee of $1,500 for each board meeting attended in person or $750 for each meeting attended telephonically. Additionally, we provided compensation to non-employee directors of $1,500 for each Committee meeting attended in person, $1,000 for attending in person Committee meetings held on the same day as board meetings or $750 for each Committee meeting attended telephonically. We provided additional compensation of $7,500 per year to the chairman of the Audit Committee and $2,500 per year to the chairman of each of the other Committees. We also provided additional compensation of $5,000 per year to our Independent Lead Director, who for fiscal year 2010 was Mr. Jaffe.

Beginning January 1, 2010, we compensated our non-employee directors at an annual rate of $36,000 per year for service as a director and additional compensation as follows: $19,500 per year for service as a member of the Executive Committee, $10,500 per year to each member of the Audit Committee, $5,000 per year to each member of the Compensation Committee and Nominating and Governance Committee, an additional $7,750 per year to the chairman of each of the Committees and $5,000 per year to our Independent Lead Director. All non-employee directors and Mr. Dornbush are reimbursed for expenses incurred on our behalf. In addition, the directors are provided an annual food allowance of $3,600, which they can use at our restaurants. Since Mr. Dornbush is an employee, he does not receive director fees but is compensated as an employee. For fiscal year 2010, we paid approximately $161,300 in salary and other compensation to Mr. Dornbush as an employee. We anticipate continuation of Mr. Dornbush’s employment in fiscal year 2011 on similar terms.

In addition to the above, we also paid Lewis Jaffe, the chairman of the special committee that we formed in December 2009 to explore alternative financing sources that may be available to us, a fee of $30,000 and a fee of $10,000 to each of Norman Becker, J. Ronald Castell and Joseph J. West for serving as members of the special committee.

In connection with Mr. Sturges’ resignation from the Board on May 26, 2009, we accelerated the vesting of all outstanding stock options previously granted to him.  We also entered into a two year consulting agreement with Mr. Sturges pursuant to which he agreed to provide up to 8 hours of service to us each month during the consulting period in exchange for a monthly payment of $2,080.

Automatic Option Grants

Each non-employee director participates in the 2007 Equity Incentive Plan (the “equity plan”).  Under the equity plan, options to purchase 10,000 shares of Class A Common Stock (as adjusted in the event of any recapitalization or similar changes to our stock; e.g., due to a stock dividend or merger) are automatically granted annually to each non-employee director on the date of our Annual Meeting.  Options granted under the equity plan become exercisable ratably as to one-third of the shares underlying the option on each of the six-month, first and second year anniversaries of the grant date.  All options granted under the equity plan have a term of ten years from the date of grant and have an exercise price equal to the fair market value of a share on the grant date, which is the closing price of the Class A Common Stock on the grant date.  All options remain exercisable for a period of three months (other than if cessation of Board membership is due to death, in which case the options remain exercisable for a period of twelve months) or their stated term, if shorter, following the cessation of a non-employee director’s membership on our Board.  Since Mr. Dornbush is an employee, he is not eligible for automatic option grants under the equity plan.  Accordingly, the Compensation Committee determines equity awards for Mr. Dornbush as and when it does so with regard to all other employees.

Prior to the adoption of the equity plan, we granted options to our non-employee directors under our 2003 Directors’ Stock Option Plan and other prior plans.  Following adoption of the equity plan, we ceased to grant stock options under the prior plans; however, all options previously granted under the prior plans and which remain outstanding continue to be governed by the terms of such plans.  Under the prior plans, the exercise price of each stock option is the fair market value of the Class A Common Stock on the grant date, and upon termination of service as a non-employee director, such stock options remain exercisable for three months following such termination (or, if shorter, the remainder of the stock option term).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Information required by Item 12 with respect to the Company’s equity compensation plan is included under Item 12 of the Form 10-K.

SECURITY OWNERSHIP

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information relating to the beneficial ownership of our Common Stock and Class A Common Stock by all persons we know to beneficially own more than 5% of either our Common Stock or our Class A Common Stock outstanding on July 16, 2010 and by each named executive officer and current director and all of our current executive officers and directors as a group. As of the close of business on July 16, 2010, there were 5,649,082 shares of Common Stock, 9,795,168 shares of Class A Common Stock and 800,000 shares of Series B convertible preferred stock (convertible into 1,578,943 shares of Common Stock) outstanding.  Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock and Class A Common Stock, as applicable, that they beneficially own, subject to applicable community property laws.  All shares of Common Stock and Class A Common Stock subject to options or warrants exercisable within 60 days of July 16, 2010 or issuable upon conversion of our Series B convertible preferred stock are deemed to be outstanding and beneficially owned by the persons holding those options, warrants or Series B convertible preferred stock, for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

	Common Stock		Class A Common Stock
Name (and address if applicable) of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class

5% Stockholders

Benihana of Tokyo, Inc. (2)	2,153,744	38.1%	-	-
232 East 63 rd Street
New York, New York 10021

Kyle Aoki (2)	2,153,744	38.1%	-	-

Grace Aoki (2)	2,153,744	38.1%	-	-

Kevin Y. Aoki (2)	2,153,744	38.1%	-	-

Kenneth Podziba (2)	2,153,744	38.1%	-	-

BFC Financial Corporation (3)	1,578,943	21.8%	-	-
2100 W Cypress Creek Road
Ft. Lauderdale, Florida 33309

Andreeff Equity Advisors, L.L.C. (4)	537,634	9.5%	642,287	6.6%
Dane Andreeff
140 East St. Lucia Lane
Santa Rosa Beach, FL 32459

FMR, LLC (5)	585,155	10.4%	-	-
Fidelity Management & Research Company
Fidelity Low-Priced Stock Fund
Edward C. Johnson 3d
82 Devonshire Street
Boston, MA 02109

Coliseum Capital Management, LLC (6)	232,483	4.1%	1,263,883	12.9%
Adam Gray
Christopher Shackelton
767 Third Avenue, 35th Floor
New York, NY 10017

RBC Global Asset Management (U.S.) Inc.(7)	-	-	978,106	10.0%
100 South Fifth Street, Suite 2300
Minneapolis, MN 55402

	Common Stock		Class A Common Stock
Name of Officers and Directors	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Named Executive Officers and Directors

Taka Yoshimoto (10)	112,700	2.0%	3,600	*

John E. Abdo (8) (9)	79,500	1.4%	122,333	1.2%

Juan C. Garcia (11)	-	-	10,533	*

Norman Becker (8) (9)	39,375	*	103,083	1.0%

Darwin C. Dornbush (9)	16,737	*	21,975	*

Richard Stockinger (9)	15,237	*	16,667	*

Lewis Jaffe (8) (9)	15,000	*	57,033	*

Joseph J. West (8) (9)	11,000	*	43,333	*

J. Ronald Castell (8) (9)	10,000	*	43,333	*

Alan B. Levan (9)	-	-	6,667	*

Christopher P. Ames	-	-	-	-

Gene R. Baldwin	-	-	-	-

All current directors and executive officers as a group (8) (9)	186,849	3.2%	414,424	4.1%

Notes

(1)
Shares of our Common Stock are convertible at any time into shares of our Class A Common Stock at the option of the holder.  Therefore, each beneficial owner of our Common Stock may be deemed the beneficial owner of the same number of shares of our Class A Common Stock.  The holdings listed in the table setting forth beneficial ownership of Class A Common Stock do not include holdings of Common Stock (as converted).

(2)
All of the issued and outstanding capital stock of Benihana of Tokyo, Inc. (the “Benihana of Tokyo Stock”) is owned by a trust of which Kevin Y. Aoki, Kyle Aoki, Grace Aoki and Kenneth Podziba are the named trustees.  By reason of such position, such individuals may be deemed to share beneficial ownership of the Benihana of Tokyo Stock and the shares of our stock owned by Benihana of Tokyo.

(3)	Represents Common Stock which BFC Financial Corporation would own upon conversion of the 800,000 shares of our Series B convertible preferred stock currently held by BFC.

(4)
Based solely on Schedule 13Gs filed jointly by Dane Andreeff and Andreeff Equity Advisors, L.L.C. on February 12, 2010.  Each of Mr. Andreeff and Andreeff Equity Advisors, L.L.C. has shared voting and shared dispositive power with respect to 537,634 shares of Common Stock and 642,287 shares of Class A Common Stock.

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

On February 12, 2010, a Schedule 13G was (i) filed by Maple Leaf Offshore, Ltd. indicating that it has shared voting power and shared dispositive power with respect to 225,446 shares of Common Stock; (ii) filed by Maple Leaf Partners, L.P. indicating that it has shared voting power and shared dispositive power with respect to 275,756 shares of Common Stock; and (iii) filed jointly by Maple Leaf Capital I, L.L.C. (with Dane Andreeff and Andreeff Equity Advisors, L.L.C., as otherwise described above) indicating Maple Leaf Capital I, L.L.C. has shared voting power and shared dispositive power with respect to 312,188 shares of Common Stock.  On February 12, 2010, a Schedule 13G was filed jointly by Maple Leaf Capital I, L.L.C. and Maple Leaf Offshore, Ltd. indicating Maple Leaf Capital I, L.L.C. has shared voting power and shared dispositive power with respect to 372,955 shares of Class A Common Stock, and Maple Leaf Offshore, Ltd. has shared voting power and shared dispositive power with respect to 269,332 shares of Class A Common Stock.

(5)
Based solely on a Schedule 13G filed jointly by FMR, LLC, Fidelity Management & Research Company, Fidelity Low-Priced Stock Fund and Edward C. Johnson 3d on January 11, 2010.  Each of FMR, LLC and Mr. Johnson have sole dispositive power with respect to 585,155 shares of Common Stock.  The board of trustees for Fidelity Low-Priced Stock Fund has sole voting power with respect to 585,155 shares of Common Stock.

(6)
Based solely on a Schedule 13D filed jointly by Coliseum Capital Management, LLC, Adam Gray and Christopher Shakelton on July 16, 2010.  Each of Coliseum Capital Management, LLC and Messrs. Gray and Shackelton have shared voting power and shared dispositive power with respect to 1,263,883 shares of Class A Common Stock and 232,483 shares of Common Stock.

(7)
Based solely on a Schedule 13G filed by such person on February 10, 2010. Such person has shared voting power with respect to 287,114 shares of Class A Common Stock and shared dispositive power with respect to 978,106 shares of Class A Common Stock.

(8)
Beneficial ownership on this table includes the following number of shares of Common Stock which may be purchased upon exercise of options which are presently exercisable or which will become exercisable within 60 days after July 16, 2010: Mr. Abdo – 36,500 shares; Mr. Becker – 33,625 shares; Mr. Jaffe – 15,000 shares; Mr. West – 10,000 shares; Mr. Castell – 10,000 shares; all current executive officers and directors as a group – 105,125 shares.

(9)
Beneficial ownership on this table also includes the following number of shares of Class A Common Stock which may be purchased upon exercise of options which are presently exercisable or which will become exercisable within 60 days after July 16, 2010: Mr. Abdo – 96,333 shares; Mr. Becker – 90,583 shares; Mr. Jaffe – 53,333 shares; Mr. Castell – 43,333 shares; Mr. West – 43,333 shares; Mr. Stockinger – 16,667 shares; Mr. Dornbush – 20,000 shares; Mr. Levan – 6,667; all current executive officers and directors as a group – 370,249 shares.

(10)	Mr. Yoshimoto resigned as our Executive Vice President – Operations and as a member of our Board of Directors effective December 18, 2009.

(11)	Mr. Garcia resigned as our President and Chief Operating Officer effective January 13, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Benihana of Tokyo, Inc. (“BOT”) owns shares representing approximately 29.8% of the votes represented by the combination of our Common Stock and the Series B convertible preferred stock owned by BFC, which votes together with the Common Stock on an as converted basis to elect two-thirds of our directors. The stock of BOT is owned by a trust, of which Kevin Y. Aoki (former director and Vice President – Marketing of the Company) and Grace Aoki and Kyle Aoki (each a sibling of Kevin’s), and Kenneth Podziba are the trustees.

BOT owns a Benihana restaurant in Honolulu, Hawaii (the “Honolulu Restaurant”). We have granted to BOT a perpetual license to operate the Honolulu Restaurant and an exclusive license to own and operate Benihana restaurants in substantially all of Hawaii.  This license is royalty-free with respect to any Hawaiian restaurant beneficially owned by BOT or its affiliates and bears a royalty of 6% of gross revenues in the event the restaurants are transferred to an unaffiliated third party.

BFC owns 800,000 shares of our Series B convertible preferred stock. Alan B. Levan and John E. Abdo, members of our Board, are Chairman and Vice Chairman, respectively, of BFC and may be deemed to control BFC by virtue of their ownership interest in BFC’s common stock.

In October 2007, we entered into a lease for a Benihana restaurant to be located in Orlando, FL, with an annual rent of approximately $140,000 and a base term of 20 years. The landlord is Bluegreen Vacations Unlimited, Inc., a subsidiary of Bluegreen Corporation, a majority owned subsidiary of BFC. Three directors of ours, John E. Abdo, Alan B. Levan and Norman Becker, are also directors of Bluegreen Corporation.  As of April 20, 2010, BFC and Messrs. Abdo and Levan may each be deemed to beneficially own the 16,922,953 shares of Common Stock of Bluegreen Corporation (approximately 51% of the total outstanding shares) owned by BFC.

Darwin C. Dornbush, our Secretary and Chairman of the Board, is a partner in Dornbush Schaeffer Strongin & Venaglia, LLP, a law firm.  In fiscal years 2010 and 2009, we incurred approximately $1.3 million and $900,000, respectively, in legal fees and expenses to Dornbush Schaeffer Strongin & Venaglia, LLP.  In addition, we paid Mr. Dornbush approximately $161,300 and $124,100 in salary and benefits during fiscal years 2010 and 2009, respectively in exchange for certain services. Mr. Dornbush is also a director of BFC.

J. Ronald Castell, a director of ours, provided certain marketing consulting services and earned less than $100,000 in consulting fees during fiscal year 2009.  No such fees were earned in fiscal year 2010.

During fiscal year 2010, we engaged BFC through its wholly owned subsidiary, Snapper Creek Equity Management, LLC, to provide management, financial advisory and other consulting services.  Accrued but unbilled consulting fees incurred were approximately $200,000 for fiscal year 2010.

During fiscal year 2010, we engaged Risk Management Services (“RMS”), an affiliate of BFC, to provide insurance and risk management services.  Fees owing to RMS for fiscal year 2010 were not significant.

Gene R. Baldwin, who was appointed as our interim Chief Financial Officer effective January 13, 2010, is a partner in CRG Partners Group, LLC and its predecessors (“CRG”).  At the time Mr. Baldwin was retained through CRG, in November 2009, the Board of Directors approved a consulting agreement between the Company and CRG (the “CRG Agreement”) for Mr. Baldwin’s services which continues to apply to the period in which he is serving as our interim Chief Financial Officer.  Pursuant to such agreement in fiscal year 2010 we incurred approximately $346,000 in fees and expenses to CRG on account of Mr. Baldwin’s services to us.  Mr. Baldwin has continued to serve as a partner of CRG and continues to receive his compensation through CRG.  In addition, pursuant to the CRG Agreement, certain other CRG employees also provided services to the Company during fiscal year 2010.  In the aggregate, the Company made payments in the amount of $570,000 to CRG on account of the services that Mr. Baldwin and other CRG employees provided to the Company during fiscal year 2010.

Christopher P. Ames, our Chief Operating Officer, was engaged by us as a consultant from July 7, 2009 until his appointment as our Chief Operating Officer on October 19, 2009, and earned $62,500 in consulting fees during that period.

Director Independence

Our Board has determined that the following directors, for the fiscal year ended March 28, 2010, are independent as defined in Rule 5605 (a)(2) of the Nasdaq Stock Market Rules: Alan B. Levan, John E. Abdo, Norman Becker, J. Ronald Castell, Lewis Jaffe and Joseph J. West. In making its independence determinations, the Board considered and discussed relationships and transactions between the Company and its affiliates, on the one hand, and each director and his affiliates, on the other hand, including the relationships and transactions discussed above under the heading “Certain Relationships and Related Transactions” pursuant to which payments were made by the Company to the independent director directly or to affiliates of the independent director. The Board determined that none of those transactions or relationships were likely to interfere with any independent director’s exercise of independent judgment in carrying out his responsibilities as a director of the Company.

Item 14.  Principal Accountant Fees and Services

The following table sets forth fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company's annual financial statements included in the Company's Annual Report on Form 10-K and review of financial statements included in the Company's quarterly reports on Form 10-Q for the fiscal years 2009 and 2010, and fees billed for other services rendered by Deloitte & Touche LLP.

	2009	2010

Audit Fees (1)	$748,000	$735,000
Audit Related Fees (2) (3)	-	15,095
Tax Fees (3)	-	-
All Other Fees (3)	-	-
Total	$748,000	$750,095

(1)
The audit fees consisted of the audit of the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K and reviews of the Company’s interim financial statements included in the Company's Quarterly Reports on Form 10-Q.

(2)
The audit related fees for fiscal year 2010 consisted of services incurred for our SEC Comment Letter received on August 27, 2009 and response filed on September 10, 2009 and our Form S-3 filed on November 24, 2009.

(3)	The Audit Committee has determined that the provision of all non-audit services performed for the Company by Deloitte & Touche LLP is compatible with maintaining that firm's independence.

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

PART IV
Item 15.  Exhibits and Financial Statement Schedules

3.	Exhibits:

	10.01	Engagement Letter executed December 17, 2009 by and between Benihana, Inc. and CRG Partners Group, LLC

	31.01	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.02	Interim Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 26, 2010	BENIHANA INC.

By: /s/ Gene R. Baldwin
Gene R. Baldwin, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard C. Stockinger		July 26, 2010
Richard C. Stockinger	Chief Executive Officer, President and Director

/s/ Gene R. Baldwin		July 26, 2010
Gene R. Baldwin	Interim Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ John E. Abdo	Vice Chairman and Director	July 26, 2010
John E. Abdo

/s/ Norman Becker	Director	July 26, 2010
Norman Becker

Director
J. Ronald Castell

/s/ Darwin C. Dornbush	Chairman and Director	July 26, 2010
Darwin C. Dornbush

/s/ Lewis Jaffe	Director	July 26, 2010
Lewis Jaffe

/s/ Alan B. Levan	Director	July 26, 2010
Alan B. Levan

/s/ Joseph J. West	Director	July 26, 2010
Joseph J. West