Form 10-Q
period 2010-07-18
BENIHANA INC
filed 2010-08-27
CIK 935226

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 18, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Common stock, $.10 par value: 5,654,832 shares outstanding at August 13, 2010
Class A common stock, $.10 par value: 9,806,668 shares outstanding at August 13, 2010

BENIHANA INC. AND SUBSIDIARIES

BENIHANA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)

	July 18,	March 28,
	2010	2010
Assets
Current Assets:
Cash and cash equivalents	$6,101	$2,558
Receivables, net	1,574	1,929
Inventories	6,512	6,902
Income tax receivable	1,411	1,327
Prepaid expenses and other current assets	2,690	2,043
Investment securities available for sale - restricted	581	608
Deferred income tax asset, net	450	340
Total current assets	19,319	15,707

Property and equipment, net	190,094	194,261
Goodwill	6,896	6,896
Deferred income tax asset, net	8,931	9,286
Other assets, net	7,175	7,940
Total assets	$232,415	$234,090

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,245	$5,262
Accrued expenses	25,142	23,617
Accrued put option liability	4,100	4,100
Borrowings under line of credit	17,693	22,410
Total current liabilities	52,180	55,389

Deferred obligations under operating leases	13,890	13,802
Other long term liabilities	1,432	1,560
Total liabilities	67,502	70,751

Commitments and contingencies (Notes 5 and 9)

Convertible preferred stock - $1.00 par value; authorized - 5,000,000 shares; Series B mandatory redeemable convertible preferred stock - authorized - 800,000 shares; issued and outstanding – 800,000 shares, respectively, with a liquidation preference of $20 million plus accrued and unpaid dividends	19,650	19,623

Stockholders’ Equity
Common stock - $.10 par value; convertible into Class A common stock; authorized, 12,000,000 shares; issued and outstanding, 5,649,082 and 5,647,780 shares, respectively	565	564
Class A common stock - $.10 par value; authorized, 32,500,000 shares; issued and outstanding, 9,795,168 and 9,768,611 shares, respectively	980	977
Additional paid-in capital	70,848	70,589
Retained earnings	72,874	71,598
Accumulated other comprehensive loss, net of tax	(4)	(12)
Total stockholders’ equity	145,263	143,716
Total liabilities, convertible preferred stock and stockholders’ equity	$232,415	$234,090

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share information)

	Four Periods Ended
	July 18,	July 19,
	2010	2009

Revenues:
Restaurant sales	$100,227	$95,465
Franchise fees and royalties	542	507
Total revenues	100,769	95,972

Restaurant Expenses:
Cost of food and beverage sales	24,595	22,358
Restaurant operating expenses	64,238	63,401
Restaurant opening costs	8	903
General and administrative expenses	9,397	7,330
Total operating expenses	98,238	93,992

Income from operations	2,531	1,980
Interest expense, net	(397)	(397)

Income before income taxes	2,134	1,583
Income tax provision	525	491

Net Income	1,609	1,092
Less: Accretion of preferred stock issuance costs and preferred stock dividends	333	333

Net income attributable to common stockholders	$1,276	$759

Earnings Per Share
Basic earnings per common share	$0.08	$0.05
Diluted earnings per common share	$0.08	$0.05

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Four Periods Ended July 18, 2010
(In thousands, except share information)

					Accumulated
					Other
		Class A	Additional		Comprehensive	Total
	Common	Common	Paid-in	Retained	Loss,	Stockholders’
	Stock	Stock	Capital	Earnings	Net of Tax	Equity

Balance, March 28, 2010	$564	$977	$70,589	$71,598	$(12)	$143,716
Comprehensive income:
Net income				1,609		1,609
Net decrease in unrealized loss on investment securities available for sale, net of tax					8	8
Total comprehensive income						1,617

Issuance of 1,359 shares of common stock and 26,500 shares of Class A common stock from exercise of options	1	3	135			139
Dividends declared on Series B preferred stock				(307)		(307)
Accretion of issuance costs on Series B preferred stock				(26)		(26)
Stock-based compensation			124			124
Balance, July 18, 2010	$565	$980	$70,848	$72,874	$(4)	$145,263

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Four Periods Ended
	July 18,	July 19,
	2010	2009

Operating Activities:
Net income	$1,609	$1,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,798	6,001
Stock-based compensation	124	158
Tax benefit from stock option exercises	-	(28)
(Gain)/Loss on disposal of assets	(11)	1
Deferred income taxes	239	(490)
Change in operating assets and liabilities that provided (used) cash:
Receivables	355	81
Inventories	390	2
Prepaid expenses and other current assets	(647)	(605)
Income taxes and other long term liabilities	(212)	859
Other assets	(138)	149
Accounts payable	(261)	(462)
Accrued expenses and deferred obligations under operating leases	1,588	2,953
Net cash provided by operating activities	9,834	9,711
Investing Activities:
Expenditures for property and equipment and computer software	(1,259)	(8,959)
Collection of insurance proceeds	-	174
Sale (purchase) of investment securities, available for sale, net	41	(11)
Net cash used in investing activities	(1,218)	(8,796)
Financing Activities:
Borrowings on line of credit	32,970	28,050
Repayments on line of credit	(37,687)	(30,546)
Dividends paid on Series B preferred stock	(495)	(496)
Proceeds from issuance of common stock and Class A common stock upon exercise of stock options	139	411
Tax benefit from stock option exercises	-	28
Net cash used in financing activities	(5,073)	(2,553)
Net increase (decrease) in cash and cash equivalents	3,543	(1,638)
Cash and cash equivalents, beginning of period	2,558	3,891
Cash and cash equivalents, end of period	$6,101	$2,253

Supplemental Disclosures of Cash Flow Information:
Cash paid during the four periods:
Interest	$373	$515
Income taxes	131	113
Noncash investing and financing activities:
Acquired property and equipment for which cash payments had not yet been made	$789	$2,378
Accrued but unpaid dividends on the Series B preferred stock	49	52
Change in unrealized loss on investment securities available for sale, net of tax	8	50

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General

The accompanying condensed consolidated balance sheet as of March 28, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of Benihana Inc. and Subsidiaries (“we, “our,” “us,” the “Company”) as of, and for the four periods (sixteen weeks) ended, July 18, 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 28, 2010 appearing in our Annual Report on Form 10-K filed with the SEC.

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The results of operations for the four periods ended July 18, 2010 are not necessarily indicative of the results to be expected for the full year.

We have a 52/53-week fiscal year. Our fiscal year ends on the Sunday occurring within the dates of March 26 and April 1. We divide the fiscal year into 13 four-week periods where the first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consists of 3 periods totaling 12 weeks each.  In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year. This operating calendar provides for a consistent number of operating days within each period, as well as ensures that certain holidays significant to us occur consistently within the same fiscal quarters from year to year. Because of differences in the length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable. Fiscal year 2010 and fiscal year 2011 each consist of 52 weeks. Fiscal year 2011 will end on March 27, 2011. Fiscal year 2010 ended on March 28, 2010.

Certain amounts in the four periods ending July 19, 2009 have been reclassified to allocate certain marketing expenses as restaurant operating expenses. These marketing expenses were previously reflected as general and administrative expenses. Management believes that this new presentation provides better comparison to our competitors.

2.	Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 (“ASU 2010-06”) which requires new disclosures regarding recurring or nonrecurring fair value measurements. Under the ASU, entities will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities will also be required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities. Entities must also provide disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. Our adoption of this ASU on March 29, 2010 did not have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB updated ASC Topic 810 (“ASC 810”), “Consolidation” (previously SFAS No. 167) which amended certain guidance contained in FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” for determining whether an entity is a variable interest entity and modified the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining when an entity should consolidate a variable interest entity, and (3) changes relating to the required timing for reassessing when an entity should consolidate a variable interest entity. Our adoption of the provisions of ASC 810 on March 29, 2010 did not have a material impact on our condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Inventories

Inventories consist of the following (in thousands):

	July 18,	March 28,
	2010	2010

Food and beverage	$2,759	$2,794
Supplies	3,753	4,108

	$6,512	$6,902

4.	Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of the items as of July 18, 2010 and March 28, 2010. We believe that the carrying amount of our debt at July 18, 2010 and March 28, 2010 approximated fair value due to the variable rates associated with the debt instrument and the recent amendments to our line of credit agreement in fiscal year 2010 (refer to Note 5, Long-Term Debt).

As of July 18, 2010, we held certain publicly traded mutual funds that invest in debt and equity securities that are required to be measured at fair value on a recurring basis. We invest in these mutual funds to mirror and track the performance of the elections made by employees that participate in our deferred compensation plan. These mutual fund investments are classified as available for sale and are carried at fair value, with unrealized gains and losses reflected as a separate component of stockholders’ equity. We determined the fair value of our investment securities available for sale using quoted market prices (Level 1 in the fair value hierarchy).

The following tables disclose, as of July 18, 2010 and March 28, 2010, our available for sale investment securities at both the cost basis and fair value by investment type. None of our available for sale investment securities were at a material net loss position as of July 18, 2010 or March 28, 2010.

	July 18, 2010		March 28, 2010
	Cost	Fair value	Cost	Fair value

Equity securities	$378	$371	$382	$402
Fixed income securities	80	82	86	86
Money market fund deposits	128	128	120	120
	$586	$581	$588	$608

We periodically evaluate unrealized losses in our available for sale investment securities for other-than-temporary impairment using both qualitative and quantitative criteria and, as of July 18, 2010, determined that there was no material other-than-temporary impairment.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the valuation of our reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment. None of our nonfinancial assets or nonfinancial liabilities were measured at fair value as of July 18, 2010 or March 28, 2010.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Long-Term Debt

We have a line of credit with Wachovia Bank, National Association (“Wachovia”), which we may draw upon as we deem advisable for working capital, capital expenditures and general corporate purposes. At the end of the second quarter of fiscal year 2010, we were determined to not be in compliance with certain of the financial covenants contained in the agreement governing the line of credit. In connection with the determination, during the third quarter of fiscal year 2010, the line of credit was amended to decrease our borrowing capacity under the line from $60.0 million to $40.5 million, effective immediately, and to $37.5 million at July 18, 2010. On January 2, 2011, the last day of the third quarter of fiscal year 2011, the amount available to borrow will be further reduced to $32.5 million through maturity. Our borrowing capacity under the line of credit is also reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $1.5 million at July 18, 2010 and will be further reduced by 25% of any net cash proceeds we may receive in connection with any sale of our equity securities. The agreement governing our line of credit requires that we maintain certain financial ratios and profitability amounts and restricts the payment of cash dividends as well as the use of proceeds to purchase our stock. Borrowings under the line of credit are secured by the assets of Benihana Inc. (including first mortgages on all real estate owned by the Company) and thirteen restaurant properties owned by certain of the Company’s wholly-owned subsidiaries. The line of credit provides for a commitment fee of 0.25% on the unused portion of the loan commitment and interest rates payable at 4.75% above the applicable LIBOR rate with a LIBOR floor of 1.0%. The line of credit provides for a minimum fixed charge coverage ratio of 1.10:1.00 through July 18, 2010, at which time it is increased to a minimum of 1.35:1.00, and a maximum leverage ratio of 5.00:1.00 through July 18, 2010 and 4.50:1.00 by the end of the second quarter of fiscal year 2011 through, and including, the third quarter of fiscal year 2011. All borrowings under the line of credit are scheduled to mature and become due on March 15, 2011. We have no agreement with Wachovia to extend or renew the line beyond maturity. There are no scheduled payments prior to scheduled maturity; however, we may prepay outstanding borrowings prior to that date.

At July 18, 2010, we had $17.7 million of borrowings outstanding under the line of credit at an interest rate of 5.75%, and an available borrowing balance of $18.3 million. As of July 18, 2010, we were in compliance with the financial covenants of the agreement governing the line of credit.

In anticipation of the scheduled maturity of the line of credit, management is considering either a renewal or extension of the current credit facility or entering into a new line of credit or other financing arrangement with a different financial institution. Although there is no assurance that we will be able to do so, management currently believes that it is likely that we should be able to successfully extend or refinance our amended line of credit prior to maturity or enter into alternative line of credit or financing arrangement with a different financial institution.

6.	Income Taxes

For the four periods ended July 18, 2010, we have used an estimate of the annual effective year-to-date tax rate in calculating the interim effective tax rate. During the four periods ended July 18, 2010, our effective income tax rate was impacted by tax credits increasing at a higher rate than our increase in taxable income.

We file income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, we are no longer subject to federal and state income tax examinations for years prior to fiscal year 2007. As of July 18, 2010, we had $0.3 million of gross unrecognized tax benefits, most of which would impact the tax rate if recognized and less than $0.1 million accrued for the payment of interest. We do not believe we have any potential liability for the payment of penalties. Of the total unrecognized tax benefits at July 18, 2010, we believe it is reasonably possible that this amount could be reduced by $0.1 million in the next twelve months due to the expiration of applicable statutes of limitations. As of March 28, 2010, we had $0.3 million of gross unrecognized tax benefits, all of which would impact the tax rate if recognized. Unrecognized tax benefits and related interest are generally classified as other long term liabilities in the accompanying condensed consolidated balance sheets. It is our continuing policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

7.	Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during each period.  The diluted earnings per common share computation includes dilutive common share equivalents issued under our various stock option plans and takes into account the conversion rights of our Series B preferred stock.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components used in the computation of basic loss per share and diluted loss per share for the four periods ended July 18, 2010 and July 19, 2009 are shown below (in thousands):

	Four Periods Ended
	July 18,	July 19,
	2010	2009

Net income, as reported	$1,609	$1,092
Less: Accretion of preferred stock issuance costs and preferred stock dividends	333	333
Income for computation of basic earnings per common share	1,276	759
Add: Accretion of preferred stock issuance costs and preferred stock dividends	-	-
Income for computation of diluted earnings per common share	$1,276	$759

Weighted average number of common shares used in basic earnings per share effect of dilutive securities:	15,441	15,352
Stock options	18	22
Series B preferred stock	-	-
Weighted average number of common shares and dilutive potential common stock used in diluted earnings per share	15,459	15,374

In computing diluted earnings per share, the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, and in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any preferred stock dividends and any other changes in income or loss that would result from the conversion of those securities. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

For the four periods ended July 18, 2010, stock options to purchase approximately 0.7 million shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. For the four periods ended July 19, 2009, stock options to purchase approximately 1.1 million shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. For the four periods ended July 18, 2010 and July 19, 2009, conversion of the convertible preferred stock was not assumed for purposes of computing diluted earnings per share since the effect would have been anti-dilutive.

8.	Stock-Based Compensation

On August 20, 2009, our stockholders approved an amendment to our 2007 Equity Incentive Plan. The amendment (i) increased the number of authorized shares of our Class A common stock available for issuance under the equity plan by 2,000,000 shares to an aggregate of 2,750,000 shares, (ii) increased the number of shares which may be issued under the equity plan upon the exercise of incentive stock options by 1,450,000 shares to an aggregate of  2,000,000 shares and (iii) increased the maximum number of shares for which an employee of the Company may be granted equity awards under the equity plan during any calendar year by 550,000 shares to 750,000 shares. As of July 18, 2010, 20,233 shares of restricted Class A common stock, net of forfeitures, and options to purchase 265,987 shares of Class A common stock, net of cancellations, have been granted under the equity plan. Accordingly, 2,463,780 shares remain available for future grants under the equity plan.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We recorded $0.1 million (less than $0.1 million, net of tax) and $0.2 million (approximately $0.1 million, net of tax) in stock-based compensation expense during the four periods ended July 18, 2010 and July 19, 2009, respectively.

Stock Options

No stock options were granted during the four periods ended July 18, 2010 or July 19, 2009. The following is a summary of stock option activity for the four periods ended July 18, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
		(per share)	(in years)	(in thousands)
Outstanding at March 28, 2010	953,713	$10.10	4.22	$208
Granted	-	-
Canceled/Expired	(165,479)	9.62
Exercised	(27,859)	4.96
Outstanding at July 18, 2010	760,375	$10.39	4.46	$221
Exercisable at July 18, 2010	660,242	$10.89	5.14	$151

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. For the four periods ended July 18, 2010, the total intrinsic value of stock options exercised was less than $0.1 million. Upon the exercise of stock options, shares are issued from the Company’s authorized but unissued shares. At July 18, 2010, total unrecognized compensation cost related to non-vested stock-based compensation totaled $0.2 million and is expected to be recognized over approximately 1.2 years.

Restricted Stock

The following is a summary of restricted stock activity for the four periods ended July 18, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
		(per share)

Nonvested at March 28, 2010	3,068	$10.35
Granted	-	-
Forfeited	(2,267)	10.35
Vested	-	-
Nonvested at July 18, 2010	801	$10.35

The aggregate intrinsic value of vested restricted stock awards at each of July 18, 2010 and March 28, 2010 was $0.1 million. At July 18, 2010, there was less than $0.1 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over approximately 0.7 years.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	Commitments and Contingencies

Acquisitions – Haru Holding Corp. - In December 1999, we completed the acquisition of 80% of the equity of Haru Holding Corp. (“Haru”). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period from July 1, 2005 through September 30, 2005, the holders of the balance of Haru’s equity (the “minority stockholders”) had a one-time option to sell their remaining shares to us (the “put option”). The exercise price under the put option was to be calculated as 4.5 times Haru’s consolidated cash flow for the fiscal year ended March 27, 2005 less the amount of Haru’s debt (as that term was defined in the purchase agreement) at the date of the computation. On July 1, 2005, all of the minority stockholders exercised the put option, and we acquired the remaining 20% of the equity of Haru.

On August 25, 2006, the minority stockholders commenced litigation against us in connection with the sale with complaints relating to, among other things, the calculation of the put option price. The suit (which was filed in the Supreme Court of the State of New York, County of New York, but was removed to the United States District Court for the Southern District of New York) sought an award of $10.7 million, based on the minority stockholders’ own calculation of the put option price formula and actions allegedly taken by us to reduce the value of the put option. The suit also included claims for breach of fiduciary duty and breach of contract.

On December, 19, 2007, the Court dismissed all of the claims against us, except for the breach of fiduciary duty and breach of contract claims. Under a decision issued by the Court on March 5, 2010, the price required to be paid by us to the minority stockholders was determined to be approximately the $3.7 million originally calculated by us. On April 2, 2010, the plaintiff appealed the Court’s decision. The outcome of the appeal is currently pending. As of July 18, 2010, we have placed the amount determined by the Court into escrow and have accrued the amount plus other estimated costs in connection with this matter.

Other Litigation and Proceedings – During May 2010, the California Department of Alcoholic Beverage Control (the “Department”) notified us of proceedings against the Company based upon allegations that alcohol was served to underage guests in a RA Sushi location. In connection with one incident, a guest was subsequently involved in a fatal automobile accident. We have general liability insurance plans related to such claims. However, we cannot predict the outcome of the pending litigation or Department proceedings but currently intend to vigorously contest any extended suspension or revocation of the alcoholic beverage license for this location and the claims against us.

While we are involved in or subject to certain other routine claims incidental to our business or those otherwise covered by our insurance policies, we are not currently subject to any significant legal proceedings other than those described above.

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

Supply Agreements – We have entered into non-cancellable national supply agreements for the purchase of certain beef and seafood items, as well as produce, oils and other items used in the normal course of business, at fixed prices for up to twelve-month terms. The purpose of the supply agreements is to eliminate volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

Other – Refer to Note 12, Resignation of Vice President – Finance, Chief Financial Officer and Treasurer.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Restaurant Operating Expenses

Restaurant operating expenses consist of the following (in thousands):

	Four Periods Ended
	July 18,	July 19,
	2010	2009

Labor and related costs	$33,452	$33,316
Restaurant supplies	2,395	2,512
Credit card discounts	1,970	1,813
Advertising and promotional costs	3,670	3,528
Utilities	2,885	2,773
Occupancy costs	6,492	6,468
Depreciation and amortization	5,898	5,663
Other restaurant operating expenses	7,476	7,328
Total restaurant operating expenses	$64,238	$63,401

11.	Segment Reporting

Our reportable segments are those that are based on our methods of internal reporting and management structure. We manage operations by restaurant concept.

Revenues for each of the segments consist of restaurant sales. Franchise revenues, while generated from Benihana franchises, have not been allocated to the Benihana teppanyaki segment but instead are reflected as corporate revenues.

The tables below present information about reportable segments (in thousands):

	Four Periods Ended
	July 18, 2010
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$65,119	$24,727	$10,381	$542	$100,769
Depreciation and amortization	4,195	1,116	596	891	6,798
Income (loss) from operations	5,939	2,602	1,170	(7,180)	2,531
Capital expenditures	817	160	126	156	1,259

	Four Periods Ended
	July 19, 2009
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$63,224	$22,107	$10,134	$507	$95,972
Depreciation and amortization	4,012	956	707	326	6,001
Income (loss) from operations	4,528	737	1,053	(4,338)	1,980
Capital expenditures, net of insurance proceeds	4,990	3,545	55	195	8,785

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	Resignation of Former Vice President – Finance, Chief Financial Officer and Treasurer

Effective as of January 13, 2010, Jose I. Ortega resigned from his positions as Vice President – Finance, Chief Financial Officer and Treasurer. In connection with Mr. Ortega’s resignation, on January 14, 2010, we entered into an agreement with Mr. Ortega pursuant to which Mr. Ortega agreed to provide consulting services to us with regard to accounting, SEC filings and other financial matters for ninety days. During the consulting period, we paid Mr. Ortega the base compensation payable to him at the time of his resignation, and we have agreed to pay Mr. Ortega $200,000 over the twelve-month period following the end of the consulting period. In addition, we will make payments, on behalf of Mr. Ortega, of any premiums under COBRA applicable to the health insurance coverage of Mr. Ortega and his qualified dependents until we make our final payment. In consideration for the payments to be made under the agreement, Mr. Ortega agreed, among other things, to release us and our affiliates from any and all claims which he might otherwise have against us or our affiliates. During the four periods ended July 18, 2010, we recognized a charge of approximately $0.2 million upon conclusion of the consulting period.

13.	Other Matters

As previously announced, during July 2010 our board of directors decided to explore strategic alternatives available to the Company, including a possible sale of the Company. There is no assurance regarding the timing or whether the Company will elect to pursue any of the strategic alternatives it may consider, or that any such alternatives, if pursued and consummated, will improve the Company’s financial condition and operating results, or result in changes to the Company’s business plan or a sale of the Company.

14.	Subsequent Events

We have completed an evaluation of subsequent events, and we believe that no material subsequent events have occurred since July 18, 2010 that required recognition or disclosure in our current period financial statements, other than those discussed herein.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Total revenues increased 5.0% in the four periods ended July 18, 2010 compared to the corresponding period a year ago. Net income increased 47.3% in the four periods ended July 18, 2010 compared to the corresponding period a year ago. Earnings per diluted share increased 60.0% in the four periods ended July 18, 2010 compared to the corresponding period a year ago.

Results for the four periods ended July 18, 2010 continued to improve in a challenging economic environment. In response to the ongoing macroeconomic and industry challenges, we are actively managing our controllable expenses, and, in an effort to increase traffic, we continue to highlight the distinct nature of the guest experience with a new multi-media campaign at the Benihana teppanyaki concept and through a combination of value-based promotions, media advertising and local marketing initiatives at our RA Sushi and Haru concepts. We believe these initiatives were integral in the improvement of our results for the four periods ended July 18, 2010 compared to the same period of 2009.

During fiscal year 2010, we launched our Benihana Teppanyaki Renewal Program (“Renewal Program”). The Renewal Program focuses on improving guest experiences as they relate to value, image, quality, consistency and Japanese culture. We have elevated the quality of food and beverages in our Benihana teppanyaki restaurants. These improvements to our food and beverage offerings were designed to restore the quality of products to those historically offered and included upgrading the quality of many of our offerings, including tenderloin, chicken, scallops and shrimp. We have been able to implement these changes without increasing menu entrée prices as a result of our comprehensive purchasing effort. We also launched a new menu in an effort to increase the variety of our offerings by adding eight new items. Additionally, cooking methods have been modified to enhance the flavor of our entrees. Other enhancements to the dining experience include table top presentation, steps of service, red linen napkins, an enhanced focus on beverage offerings, including temperature controlled wine storage, and standardized dress attire for all Benihana teppanyaki chefs and restaurant staff. We are undertaking work at select restaurants on maximizing visibility with signage, including lighting the blue roofs where appropriate, and identifying opportunities for additional seating, particularly at our South Florida waterfront locations. Service standards were also improved through extensive staff training and re-engineering the roles and responsibilities of both the restaurant general manager and regional manager. Incentive compensation plans were put in place to reward the successful execution of these strategies, enhance staff productivity and improve guest satisfaction. In addition, the concept’s marketing and public relations activities have been substantially improved. These combined efforts are focused on increasing guest frequency, creating greater mindshare and ultimately bolstering restaurant sales at our flagship brand. The Renewal Program also addressed deferred maintenance at our restaurants as well as improvements to and retraining on our health and sanitation procedures.

As part of the Renewal Program, we are making changes to the dining experience so that we will not only continue to honor one of the world’s oldest cultures, but also solidify the concept’s reputation as being a celebration of Japanese heritage. We have hired an Executive Culinary Advisor, Hiroyuki Sakai, who is working with our newly promoted Executive Chef and eight regional chefs.

Additionally, we have launched several initiatives which are designed to create greater awareness for the concept and strengthen guest connectivity. In April 2009, we initiated the Chef’s Table marketing program, an email database which is being utilized for value-based promotions and building brand loyalty. The database is currently comprised of approximately 1,250,000 addresses. The Kabuki Kids program, initiated in September 2009 as our Children’s Club, now has approximately 135,000 participants and addresses this very important guest constituency, as children are often the prime drivers in bringing families to Benihana. In January 2010, we introduced our Chef’s Specials, which offer monthly specials comprised of a specific meal for 2 for a set price. We are also testing an express lunch as well as happy hour options.

In light of prevailing economic conditions and costs incurred to implement the Renewal Program, beginning in fiscal year 2010 and for the four periods ended July 18, 2010, we have focused on conserving cash and increasing operating efficiencies. However, as the overall economy is beginning to stabilize and the results of the Renewal Program are realized, we plan to resume restaurant expansion and may seek to selectively make acquisitions within our Benihana concept. Accordingly, we are undertaking an in depth reevaluation and analysis of our site selection and other development guidelines in an effort to ensure that future acquisitions are in line with our overall growth strategy.

The RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a fun-filled, high-energy environment designed to cater to a younger demographic. We believe that RA Sushi restaurants are suitable for a variety of real estate locations, including “life-style” centers, shopping centers and malls, as well as areas with a nightlife component. RA Sushi’s beverage sales represent approximately 32% of restaurant sales. The RA Sushi restaurants are less expensive to build than our other two concepts and offer us an additional growth vehicle that we believe can succeed in various types of markets.

Our Haru concept features an extensive menu of traditional Japanese and Japanese fusion dishes in a modern, urban atmosphere. We believe that the Haru concept is well suited for densely populated cities with nearby shopping, office and tourist areas. The Haru concept generates high average restaurant sales volumes from take-out and delivery. Approximately 31.8% of our Haru New York, NY locations’ revenues are derived from delivery and takeout sales.

The following tables reflect changes in our restaurant count during the four periods ended July 18, 2010 and July 19, 2009:

	Four Periods Ended
	July 18, 2010
	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	63	25	9	97
Openings	-	-	-	-
Restaurant count, end of period	63	25	9	97

	Four Periods Ended
	July 19, 2009
	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	64	22	9	95
Openings	1	2	-	3
Restaurant count, end of period	65	24	9	98

As of July 18, 2010, there were also 20 franchised Benihana teppanyaki restaurants operating in the United States, Latin America and the Caribbean.

As previously announced, during July 2010 our board of directors decided to explore strategic alternatives available to the Company, including a possible sale of the Company. There is no assurance regarding the timing or whether the Company will elect to pursue any of the strategic alternatives it may consider, or that any such alternatives, if pursued and consummated, will improve the Company’s financial condition and operating results, or result in changes to the Company’s business plan or a sale of the Company.

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

Restaurant revenues and expenses are dependent upon a number of factors, including the number of restaurants in operation, restaurant patronage and the average check amount. Expenses are additionally dependent upon commodity costs, average wage rates, marketing costs and other costs of administering restaurant operations.

Four Periods Ended July 18, 2010 Compared to July 19, 2009:

The following tables show our operating results, as well as our operating expenses as a percentage of restaurant sales, for the four periods ended July 18, 2010 and July 19, 2009 (dollar amounts in thousands):

	Four periods ended July 18, 2010
	Teppanyaki		RA Sushi		Haru		Corporate		Consolidated
Revenues:
Restaurant sales	$65,119	100.0%	$24,727	100.0%	$10,381	100.0%	$-	-	$100,227	100.0%
Franchise fees and royalties	-		-		-		542		542
Total revenues	65,119		24,727		10,381		542		100,769

Restaurant expenses:
Cost of food and beverage sales	16,050	24.6%	6,113	24.7%	2,432	23.4%	-	-	24,595	24.5%
Restaurant operating expenses	42,517	65.3%	15,207	61.5%	6,514	62.7%	-	-	64,238	64.1%
Restaurant opening costs	-	0.0%	8	0.0%	-	-	-	-	8	0.0%
General and administrative expenses	613	0.9%	797	3.2%	265	2.6%	7,722	-	9,397	9.4%
Total operating expenses	59,180	90.9%	22,125	89.5%	9,211	88.7%	7,722	-	98,238	98.0%

Income (loss) from operations	$5,939	9.1%	$2,602	10.5%	$1,170	11.3%	$(7,180)	-	$2,531	2.5%

	Four periods ended July 19, 2009
	Teppanyaki		RA Sushi		Haru		Corporate		Consolidated
Revenues:
Restaurant sales	$63,224	100.0%	$22,107	100.0%	$10,134	100.0%	$-	-	$95,465	100.0%
Franchise fees and royalties	-		-		-		507		507
Total revenues	63,224		22,107		10,134		507		95,972

Restaurant expenses:
Cost of food and beverage sales	14,406	22.8%	5,672	25.7%	2,280	22.5%	-	-	22,358	23.4%
Restaurant operating expenses	42,952	67.9%	14,028	63.5%	6,421	63.4%	-	-	63,401	66.4%
Restaurant opening costs	183	0.3%	720	3.3%	-	-	-	-	903	0.9%
General and administrative expenses	1,155	1.8%	950	4.3%	380	3.7%	4,845	-	7,330	7.7%
Total operating expenses	58,696	92.8%	21,370	96.7%	9,081	89.6%	4,845	-	93,992	98.5%

Income (loss) from operations	$4,528	7.2%	$737	3.3%	$1,053	10.4%	$(4,338)	-	$1,980	2.1%

In the aggregate, income from operations increased $0.6 million, or 27.8%, for the four periods ended July 18, 2010, when compared to the same period in the prior fiscal year. By concept, income from operations increased 31.2% at Benihana teppanyaki, 253.1% at RA Sushi, and 11.1% at Haru during the four periods ended July 18, 2010, resulting in income from operations of $5.9 million, $2.6 million and $1.2 million, respectively. These changes in income from operations, when compared to the same period in the prior fiscal year, are due to changes in revenues and operating expenses as further discussed under the headings “Revenues” and “Costs and Expenses” below.

REVENUES

The following table summarizes the changes in restaurant sales for the four periods ended July 18, 2010 compared to the four periods ended July 19, 2009 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the four periods ended July 19, 2009	$63,224	$22,107	$10,134	$95,465
Increase (decrease) in comparable sales	2,044	(30)	247	2,261
Increase from new restaurants	929	2,650	-	3,579
Decrease from closed retaurants	(1,078)	-	-	(1,078)
Restaurant sales during the four periods ended July 18, 2010	$65,119	$24,727	$10,381	$100,227

The following table summarizes comparable restaurant sales by concept and percent changes for the four periods ended July 18, 2010, when compared to the same period in the prior fiscal year as well. Restaurants are considered comparable when they are open during the same periods in the two periods being compared. New restaurants enter the comparable base when they have been open for more than one year. Restaurants may leave and enter the comparable restaurant base as they are closed for renovation and subsequently re-open.

	Four Periods Ended
	July 18,	July 19,	Percentage
	2010	2009	change
Comparable restaurant sales by concept:
Teppanyaki	$64,307	$62,263	3.3%
RA Sushi	22,077	22,107	-0.1%
Haru	10,381	10,134	2.4%
Total comparable restaurant sales	$96,765	$94,504	2.4%

Benihana (Teppanyaki) – Sales for the Benihana teppanyaki restaurants increased $1.9 million, or 3.0%, for the four periods ended July 18, 2010 as compared to the same period in the prior year. The increase is attributable to increases in sales from restaurants opened longer than one year of $2.0 million and in sales from new restaurants of $0.9 million, offset by lost sales attributable to permanent restaurant closures totaling $1.1 million. Sales from new restaurants were attributable to the Orlando, FL restaurant that contributed to operating weeks in the current fiscal year before entering the comparable restaurant base. Total comparable restaurant sales for Benihana teppanyaki restaurants opened longer than one year increased 3.3% due primarily to an increase of 3.4% in dine-in guest counts offset by a slight decrease in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $27.37 during the four periods ended July 18, 2010 compared to $27.42 during the same period in the prior year.

RA Sushi - Sales for the RA Sushi restaurants increased $2.6 million, or 11.9%, for the four periods ended July 18, 2010 compared to the same period in the prior year. The increase is comprised of sales from new restaurants of $2.7 million. Sales from new restaurants were attributable to the Leawood, KS, Houston, TX, and Atlanta, GA restaurants that contributed operating weeks in the current fiscal year before entering the comparable restaurant base. Total comparable restaurant sales for RA Sushi restaurants opened longer than one year decreased 0.1% due primarily to a decrease of 2.7% in dine-in guest counts, offset by an increase of 2.6% in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $21.19 during the four periods ended July 18, 2010 compared to $20.65 during the same period in the prior year.

Haru - Sales for the Haru restaurants increased $0.2 million, or 2.4%, for the four periods ended July 18, 2010 compared to the same period in the prior year. The increase is attributable to an increase in sales from restaurants opened longer than one year. Total comparable restaurant sales for Haru restaurants opened longer than one year increased 2.4%. Dine-in sales, which comprised 68.2% percent of restaurant sales, increased 1.7% primarily due to a 4.9% increase in dine-in guest counts, offset by a 3.1% decrease in the average per person dine-in guest check. Take-out sales, which comprised 31.8% of restaurant sales, increased 4.0%. The average comparable per person dine-in guest check amount was $31.10 during the four periods ended July 18, 2010 compared to $32.10 during the same period in the prior year.

COSTS AND EXPENSES

Cost of food and beverage sales – The consolidated cost of food and beverage sales for the four periods ended July 18, 2010 increased $2.2 million and 1.1% when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago. The increase is reflective of the increase in restaurant sales generated during the four periods ended July 18, 2010 at all concepts, further amplified at the Benihana teppanyaki concept by the improvement in food and beverage quality under the Renewal Program, as well as various promotions offering guests a meal for two at a set price.

Restaurant operating expenses – In the aggregate, restaurant operating expenses increased $0.8 million but decreased 2.3% as a percentage of sales due to the underperformance associated with the opening of new restaurants in the prior year further impacted by improved cost management in the current period as a result of a new management team.

Restaurant opening costs – Restaurant opening costs in the four periods ended July 18, 2010 decreased $0.9 million and 0.9% when expressed as a percentage of sales compared to the prior year corresponding period as no restaurants were opened or were under development during the four periods ended July 18, 2010.

General and administrative costs – General and administrative costs increased $2.1 million and 1.7% when expressed as a percentage of sales in the four periods ended July 18, 2010 compared to the prior year corresponding period. The dollar increase was due to increased corporate salaries totaling $0.5 million as a result of changes in our Benihana teppanyaki corporate operations and changes in our regional manager and regional chef structure with related changes in roles and responsibilities. The increase in Corporate was also attributable to certain non-recurring costs associated with various financial and operational consulting agreements of approximately $0.2 million, payments made in consideration for services provided by our interim Chief Financial Officer of approximately $0.4 million, severance costs incurred related to the resignation of Jose I. Ortega, our former Chief Financial Officer, of $0.2 million, fees paid to the Special Committee, formed to explore financial alternatives for the Company, totaling approximately $0.4 million and costs incurred in conjunction with the execution of our accounting and payroll function outsourcing agreement, including the accelerated depreciation expense of the ERP system, of approximately $0.5 million.

Interest expense, net – Interest expense, net decreased in the four periods ended July 18, 2010, when compared to the prior year corresponding period, as a result of a lower outstanding borrowings balance during the current period.

Income tax provision – Our effective income tax rate was 24.6% and 31.0% for the four periods ended July 18, 2010 and July 19, 2009, respectively. During the four periods ended July 18, 2010, our effective income tax rate was impacted by tax credits increasing more than the increase in taxable income. For the four periods ended July 18, 2010, we have used an estimate of our annual effective year-to-date tax rate in calculating the interim effective tax rate.

FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source used to fund our capital expenditures supplemented by funds obtained under financial arrangements.

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance these items. As a result, many restaurant businesses, including our own, operate with negative working capital. During the four periods ended July 18, 2010, the working capital deficit decreased by $6.8 million from the prior year end.

Line of credit

We have a line of credit with Wachovia Bank, National Association (“Wachovia”), which we may draw upon as we deem advisable for working capital, capital expenditures and general corporate purposes. At the end of the second quarter of fiscal year 2010, we were determined to not be in compliance with certain of the financial covenants contained in the agreement governing the line of credit. In connection with the determination, during the third quarter of fiscal year 2010, the line of credit was amended to decrease our borrowing capacity under the line from $60.0 million to $40.5 million, effective immediately, and to $37.5 million at July 18, 2010. On January 2, 2011, the last day of the third quarter of fiscal year 2011, the amount available to borrow will be further reduced to $32.5 million through maturity. Our borrowing capacity under the line of credit is also reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $1.5 million at July 18, 2010 and will be further reduced by 25% of any net cash proceeds we may receive in connection with any sale of our equity securities. The agreement governing our line of credit requires that we maintain certain financial ratios and profitability amounts and restricts the payment of cash dividends as well as the use of proceeds to purchase our stock. Borrowings under the line of credit are secured by the assets of Benihana Inc. (including first mortgages on all real estate owned by the Company) and thirteen restaurant properties owned by certain of the Company’s wholly-owned subsidiaries. The line of credit provides for a commitment fee of 0.25% on the unused portion of the loan commitment and interest rates payable at 4.75% above the applicable LIBOR rate with a LIBOR floor of 1.0%. The line of credit provides for a minimum fixed charge coverage ratio of 1.10:1.00 through July 18, 2010, at which time it is increased to a minimum of 1.35:1.00, and a maximum leverage ratio of 5.00:1.00 through July 18, 2010 and 4.50:1.00 by the end of the second quarter of fiscal year 2011 through, and including, the third quarter of fiscal year 2011. All borrowings under the line of credit are scheduled to mature and become due on March 15, 2011. We have no agreement with Wachovia to extend or renew the line beyond maturity. There are no scheduled payments prior to scheduled maturity; however, we may prepay outstanding borrowings prior to that date.

At July 18, 2010, we had $17.7 million of borrowings outstanding under the line of credit at an interest rate of 5.75%, and an available borrowing balance of $18.3 million. As of July 18, 2010, we were in compliance with the financial covenants of the agreement governing the line of credit.

Our liquidity and capital resource strategies are focused on conserving and managing capital to maintain compliance with the financial ratios required by the amended line of credit agreement with Wachovia. There can be no assurance that we will meet all requirements of the amended credit agreement through its scheduled maturity in March 2011, and our ability to do so will largely depend on general economic conditions, some of which are outside our control.  To the extent that in the future we believe that we will be unable to comply with the financial covenants contained in the amended line of credit agreement, we will seek an amendment or waiver of our amended line of credit agreement, which could further increase the cost of debt. If we were unable to obtain a waiver or amendment, our failure to satisfy these ratios would result in a default under our amended line of credit agreement and could permit acceleration of all of our indebtedness.

Our amended line of credit matures on March 15, 2011, and the scheduled reductions in the availability of funds under the credit agreement will reduce our flexibility to respond to continuing negative economic conditions or other adverse developments as well as our ability to respond to attractive expansion opportunities. In anticipation of the scheduled maturity of the line of credit, management is considering either a renewal of the current credit facility or entering into a new line of credit with a different financial institution. Management believes that it is likely, although not assured, that we should be able to successfully extend or refinance our amended line of credit prior to maturity.

Series B Preferred Stock

The 0.8 million shares of Series B Convertible Preferred Stock (“Series B preferred stock”) outstanding at July 18, 2010 are all owned by BFC Financial Corporation (“BFC”) and are convertible into an aggregate 1.6 million shares of common stock. The Series B preferred stock has a liquidation preference of $20.0 million, or $25.00 per share, (subject to anti-dilution provisions) plus accrued and unpaid dividends. The Series B preferred stock is convertible into our common stock at a conversion price of approximately $12.67 per share that equates to 1.97 shares of common stock for each share of Series B preferred stock (subject to anti-dilution provisions). The Series B preferred stock carries a dividend at the annual rate of $1.25 per share (or 5% of the purchase price) payable in cash or additional Series B preferred stock and votes on an “as if converted” basis together with our common stock on all matters put to a vote of the common stock holders. We pay quarterly dividends on the Series B preferred stock, and at July 18, 2010, accrued but unpaid dividends on the Series B preferred stock totaled less than $0.1 million.

We are obligated to redeem the Series B preferred stock at its original issue price on July 2, 2014. The redemption date may be extended by the holders of a majority of the then-outstanding shares of Series B preferred stock to a date no later than July 2, 2024. We may pay the redemption price in cash or, at our option, in shares of common stock valued at then-current market prices unless the aggregate market value of our common stock and any other common equity is below $75.0 million. In addition, the Series B preferred stock may, at our option, be redeemed in cash at any time if the volume-weighted average price of the common stock exceeds approximately $25.33 per share for sixty consecutive trading days.

Pursuant to the agreement under which BFC purchased the Series B preferred stock, BFC is entitled to elect one individual to our board of directors but has waived such right so long as either John E. Abdo or Alan B. Levan has been otherwise elected to our board. Additionally, in the event that dividends are not paid for two consecutive quarters, BFC is entitled to elect one additional director but has waived such right so long as both John E. Abdo and Alan B. Levan have been otherwise elected to our board.

Increase in Authorized Shares

On February 22, 2010, we held a special meeting of shareholders to consider and act upon a proposed Agreement and Plan of Merger by and between Benihana Inc. and its wholly-owned subsidiary, BHI Mergersub, Inc., pursuant to which such subsidiary would merge with and into the Company. The sole purpose of this transaction was to effect an amendment to our certificate of incorporation to increase the number of shares of Class A common stock which we are authorized to issue from 20,000,000 shares to 32,500,000 shares. Our stockholders approved the transaction and our certificate of incorporation was amended on February 23, 2010 to reflect the share increase. The increase in shares provides us with greater flexibility to raise capital through the issuance of our Class A common stock and use the net proceeds from such issuance for general corporate purposes, including, but not limited to, restaurant operations, the repayment of debt and acquisition or investment in other companies, businesses or assets. At the present time, no determination has been made to offer any securities nor has any determination been made as to the specific uses of proceeds if such securities were to be offered and sold.

Expansion

In response to the current economic environment, we have limited near-term expansion. Our future capital requirements and the adequacy of available funds will depend on many factors, including market acceptance of our products, the operating performance of our restaurants, the duration of current economic conditions, the cost and availability of financing, acquisitions and the timing and rate of restaurant expansion. For fiscal year 2011, we are anticipating continued reduction in capital expenditures given the timing and rate of planned development, as compared to fiscal year 2010; however, we will continue to make capital expenditures to remodel and refurbish Benihana teppanyaki units as part of the Renewal Program.

Minority Stockholders Liability

As further discussed in Note 9, Commitments and Contingencies, of the consolidated financial statements, we will also use our capital resources to settle the outstanding liability incurred when the holders of the balance of Haru’s equity (the “minority stockholders”) exercised their put option in Haru Holding Corp. On July 1, 2005, the minority stockholders exercised the put option to sell their respective shares to us. On August 25, 2006, the former minority stockholders commenced litigation against us in connection with complaints relating to the calculation of the put option price. The suit (which was filed in the Supreme Court of the State of New York, County of New York, but has been removed to the United States District Court for the Southern District of New York) sought an award of $10.7 million, based on the minority stockholders’ own calculation of the put option price formula and actions allegedly taken by us to reduce the value of the put option. On December 19, 2007, the Court dismissed all of the claims against us, except for the breach of fiduciary duty and breach of contract claims. On March 5, 2010, the Court issued a decision stating that the price required to be paid by us to the minority stockholders would be approximately $3.7 million, our original calculation of the put option price. On April 2, 2010, the plaintiff appealed the Court’s decision. The outcome of the appeal is currently pending. As of July 18, 2010, we have placed the amount determined by the Court into escrow and have accrued the amount plus other estimated costs in connection with this matter.

Cash Obligations to Former Directors and Executives

We will use our capital resources to fund the remaining $1.8 million cash obligation as of July 18, 2010 in connection with the resignation of various former directors and executives during fiscal years 2010 and 2009.

Supply Agreements

We have entered into non-cancellable national supply agreements for the purchase of certain beef and seafood items, as well as produce, oils and other items used in the normal course of business, at fixed prices for up to twelve-month terms. The purpose of these supply agreements is to reduce the potential impact of the volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

Cash Flows

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

	Four Periods Ended
	July 18,	July 19,
	2010	2009

Net cash provided by operating activities	$9,834	$9,711
Net cash used in investing activities	(1,218)	(8,796)
Net cash used in financing activities	(5,073)	(2,553)
Net increase (decrease) in cash and cash equivalents	$3,543	$(1,638)

We believe that our cash from operations will provide sufficient capital to fund operations and commitments and contingencies for at least the next twelve months. However, we believe that we may require additional capital if we are to resume a more aggressive growth strategy.

Operating Activities

Net cash provided by operating activities totaled $9.8 million and $9.7 million for the four periods ended July 18, 2010 and July 19, 2009, respectively.

Investing Activities

Capital expenditures were $1.3 million and $9.0 million for the four periods ended July 18, 2010 and July 19, 2009, respectively. Capital expenditures during fiscal year 2011 are expected to total approximately $10.3 million primarily to be used for capital maintenance.

During the four periods ended July 19, 2009, we received $0.2 million in insurance proceeds related to the Benihana teppanyaki restaurant located in Memphis, TN that was damaged by fire. The proceeds were used to rebuild the restaurant, which was re-opened on January 21, 2009.

Financing Activities

We began drawing on our line of credit with Wachovia in fiscal year 2008. Refer to “Financial Resources” above for a discussion of the amended terms of our line of credit agreement. During the four periods ended July 18, 2010, we borrowed $33.0 million under the line of credit and made $37.7 million in payments. During the four periods ended July 19, 2009, we borrowed $28.1 million under the line of credit and made $30.5 million in payments.

During the four periods ended July 18, 2010 and July 19, 2009, proceeds from stock option exercises totaled $0.1 million and $0.4 million, respectively.

During each of the four periods ended July 18, 2010 and July 19, 2009, we paid $0.5 million in dividends on the Series B preferred stock.

Contractual Obligations

During the four periods ended July 18, 2010, there were no material changes outside the ordinary course of business to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. A summary of significant accounting policies and estimates and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010, in Note 1 of the Notes to Consolidated Financial Statements and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

There were no significant changes to our accounting policies or significant estimates during the four periods ended July 18, 2010.

Recently Issued Accounting Standards

For a description of the new accounting standards that may affect us, see Note 2, Recently Issued Accounting Standards, of the condensed consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein as a result of a number of factors, either individually or in combination, including, but not limited to, the success of our cost-control and other initiatives that we have implemented in response to the current adverse condition in the economy and the restaurant industry, changes in consumer dining preferences, the reaction of our customers and employees to, and the success of, the Benihana Teppanyaki Renewal Program and our Chef’s Table and Kabuki Kids programs, our ability to successfully expand, and make acquisitions within, our Benihana teppanyaki concept, the ability of our RA Sushi restaurants to succeed in various types of markets, offer us an additional growth vehicle or otherwise improve our financial conditions and operation results, our recent decisions o explore strategic alternatives, including a potential sale of the Company, fluctuations in commodity prices, availability of qualified employees, changes in the general economy and the availability and cost of securing capital, our ability to maintain compliance with the financial ratios contained in the agreement governing our line of credit with Wachovia, our ability to extend or refinance our line of credit with Wachovia or secure alternative financing, on acceptable terms, or at all, industry cyclicality, changes in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, harsh weather conditions in areas in which we and our franchisees operate restaurants or plan to build new restaurants, acceptance of our concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete restaurant construction and renovation programs and obtain governmental permits on a reasonably timely basis, the outcome of legal proceedings to which we are subject and other factors, certain of which may be outside of our control.

The Impact of Inflation

The primary inflationary factors affecting our operations are labor and commodity costs. Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of operating resources, including food and other raw materials, labor and other supplies and services. Other than labor costs, we do not believe that inflation has had a material effect on sales or expenses during the last three fiscal years. Our restaurant operations are subject to federal and state minimum wage laws governing matters such as working conditions, overtime and tip credits. Significant numbers of our food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage have increased our labor costs in recent years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes.  We have no derivative agreements as of July 18, 2010.

We had $17.7 million of borrowings outstanding under our line of credit facility at July 18, 2010. Based on the amounts outstanding as of July 18, 2010, a 100 basis point change in interest rates would result in an approximate change to interest expense of approximately $0.1 million.

We purchase commodities such as chicken, beef, lobster and shrimp for our restaurants.  The prices of these commodities may be volatile depending upon market conditions.  We do not purchase forward commodity contracts because the changes in prices for them have historically been short-term in nature and, in our view, the cost of the contracts is in excess of the benefits.

We have, however, entered into non-cancellable national supply agreements for the purchase of certain beef and seafood items, as well as produce, oils and other items used in the normal course of business, at fixed prices for up to twelve-month terms. The purpose of these supply agreements is to reduce the potential impact of volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

Seasonality of Business

We have a 52/53-week fiscal year.  Our fiscal year ends on the Sunday occurring within the dates of March 26 through April 1. We divide the fiscal year into 13 four-week periods. Because of the odd number of periods, our first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consists of 3 periods totaling 12 weeks each. In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year. This operating calendar provides us a consistent number of operating days within each period, as well as ensures that certain holidays significant to us occur consistently within the same fiscal quarters. Because of the differences in length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable. Fiscal year 2010 and fiscal year 2011 each consist of 52 weeks. Fiscal year 2011 will end on March 27, 2011. Fiscal year 2010 ended on March 28, 2010.

Our business is not highly seasonal although, generally, more patrons visit our Benihana teppanyaki restaurants for special holidays such as Mother’s Day, New Year’s Eve and Valentine’s Day.  Mother’s Day falls in our first fiscal quarter of each year, New Year’s Eve falls in the third quarter and Valentine’s Day falls in the fourth quarter.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to management may materially adversely affect our business, financial condition and/or operating results.

To the knowledge of management, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010.

ITEM 6. EXHIBITS

Exhibit 31.1 –	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 –	Interim Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 –	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 –	Interim Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benihana Inc.
(Registrant)

Date: August 27, 2010	/s/ Richard C. Stockinger
Richard C. Stockinger
Chief Executive Officer