Form 10-Q
period 2010-10-10
BENIHANA INC
filed 2010-11-19
CIK 935226

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 10, 2010

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-26396
BENIHANA INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0538630 (I.R.S. Employer Identification No.)

8685 Northwest 53rd Terrace, Miami, Florida (Address of principal executive offices)	33166 (Zip Code)

Registrant’s telephone number, including area code:            (305) 593-0770

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
Common stock, $.10 par value: 5,654,832 shares outstanding at November 5, 2010
Class A common stock, $.10 par value: 9,813,335 shares outstanding at November 5, 2010

BENIHANA INC. AND SUBSIDIARIES

BENIHANA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)

	October 10,	March 28,
	2010	2010
Assets
Current Assets:
Cash and cash equivalents	$7,622	$2,558
Receivables, net	1,646	1,929
Inventories	6,161	6,902
Income tax receivable	2,131	1,327
Prepaid expenses and other current assets	3,320	2,043
Investment securities available for sale - restricted	573	608
Deferred income tax asset, net	585	340
Total current assets	22,038	15,707

Property and equipment, net	187,469	194,261
Goodwill	6,896	6,896
Deferred income tax asset, net	8,768	9,286
Other assets, net	6,000	7,940
Total assets	$231,171	$234,090

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,598	$5,262
Accrued expenses	25,577	23,617
Accrued put option liability	3,797	4,100
Borrowings under line of credit	16,923	22,410
Total current liabilities	53,895	55,389

Deferred obligations under operating leases	13,978	13,802
Other long term liabilities	1,334	1,560
Total liabilities	69,207	70,751

Commitments and contingencies (Notes 5 and 9)

Convertible preferred stock - $1.00 par value; authorized -
5,000,000 shares; Series B mandatory redeemable convertible
preferred stock - authorized - 800,000 shares; issued and outstanding –
800,000 shares, respectively, with a liquidation preference of $20 million
plus accrued and unpaid dividends	19,670	19,623

Stockholders’ Equity
Common stock - $.10 par value; convertible into Class A common stock; authorized, 12,000,000 shares; issued and outstanding,
5,654,832 and 5,647,780 shares, respectively	565	564
Class A common stock - $.10 par value; authorized, 32,500,000 shares;
issued and outstanding, 9,813,335 and 9,768,611 shares, respectively	981	977
Additional paid-in capital	71,108	70,589
Retained earnings	69,622	71,598
Accumulated other comprehensive income (loss), net of tax	18	(12)
Total stockholders’ equity	142,294	143,716
Total liabilities, convertible preferred stock and stockholders’ equity	$231,171	$234,090

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)
(In thousands, except per share information)

	Three Periods Ended		Seven Periods Ended
	October 10,	October 11,	October 10,	October 11,
	2010	2009	2010	2009

Revenues:
Restaurant sales	$71,817	$68,989	$172,044	$164,454
Franchise fees and royalties	373	359	915	866
Total revenues	72,190	69,348	172,959	165,320

Restaurant Expenses:
Cost of food and beverage sales	17,504	16,646	42,099	39,004
Restaurant operating expenses	48,190	49,516	112,428	112,917
Restaurant opening costs	-	160	8	1,063
General and administrative expenses	10,504	4,959	19,901	12,289
Total operating expenses	76,198	71,281	174,436	165,273

(Loss) Income from operations	(4,008)	(1,933)	(1,477)	47
Interest income (expense), net	124	(407)	(273)	(804)

Loss before income taxes	(3,884)	(2,340)	(1,750)	(757)
Income tax benefit	(882)	(1,501)	(357)	(1,010)

Net (Loss) Income	(3,002)	(839)	(1,393)	253
Less: Accretion of preferred stock issuance costs and preferred
stock dividends	250	250	583	583

Net loss attributable to common stockholders	$(3,252)	$(1,089)	$(1,976)	$(330)

Loss Per Share
Basic loss per common share	$(0.21)	$(0.07)	$(0.13)	$(0.02)
Diluted loss per common share	$(0.21)	$(0.07)	$(0.13)	$(0.02)

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Seven Periods Ended October 10, 2010
(In thousands, except share information)

					Accumulated
					Other
		Class A	Additional		Comprehensive	Total
	Common	Common	Paid-in	Retained	(Loss) Income,	Stockholders’
	Stock	Stock	Capital	Earnings	Net of Tax	Equity

Balance, March 28, 2009	$560	$970	$69,479	$81,625	$(197)	$152,437
Comprehensive income:
Net income				253		253
Net change in unrealized loss on
investment securities available for sale, net of tax					142	142
Total comprehensive income						395

Issuance of 31,625 shares of common stock
and 76,250 shares of Class A common
stock from exercise of options	3	7	552			562
Dividends declared on Series B preferred stock				(537)		(537)
Accretion of issuance costs on Series B
preferred stock				(46)		(46)
Stock-based compensation			291			291
Tax benefit from stock option exercises			32			32
Balance, October 11, 2009	$563	$977	$70,354	$81,295	$(55)	$153,134

					Accumulated
					Other
		Class A	Additional		Comprehensive	Total
	Common	Common	Paid-in	Retained	(Loss) Income,	Stockholders’
	Stock	Stock	Capital	Earnings	Net of Tax	Equity

Balance, March 28, 2010	$564	$977	$70,589	$71,598	$(12)	$143,716
Comprehensive loss:
Net loss				(1,393)		(1,393)
Net change in unrealized loss on investment securities available for sale, net of tax					30	30
Total comprehensive loss						(1,363)

Issuance of 7,109 shares of common stock
and 44,667 shares of Class A common
stock from exercise of options	1	4	277			282
Conversion of 57 shares of common stock
into 57 shares of Class A common	-	-				-
Dividends declared on Series B preferred stock				(537)		(537)
Accretion of issuance costs on Series B
preferred stock				(46)		(46)
Stock-based compensation			196			196
Tax benefit from stock option exercises			46			46
Balance, October 10, 2010	$565	$981	$71,108	$69,622	$18	$142,294

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Seven Periods Ended
	October 10,	October 11,
	2010	2009

Operating Activities:
Net (loss) income	$(1,393)	$253
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,102	10,722
Stock-based compensation	196	291
Tax benefit from stock option exercises	(46)	(32)
(Gain)/Loss on disposal of assets	(18)	1
Write-off of abandoned projects	159	-
Deferred income taxes	251	(602)
Change in operating assets and liabilities that provided (used) cash:
Receivables	283	293
Inventories	741	(1,120)
Prepaid expenses and other current assets	(1,277)	(1,775)
Income taxes and other long term liabilities	(984)	(761)
Other assets	(311)	302
Accounts payable	1,822	5,640
Accrued expenses and deferred obligations under operating leases	1,627	2,161
Net cash provided by operating activities	14,152	15,373
Investing Activities:
Expenditures for property and equipment and computer software	(3,541)	(12,952)
Proceeds from sale of property and equipment and computer software	20	-
Collection of insurance proceeds	-	174
Sale of investment securities, available for sale, net	87	361
Net cash used in investing activities	(3,434)	(12,417)
Financing Activities:
Borrowings on line of credit	57,375	49,073
Repayments on line of credit	(62,862)	(54,282)
Dividends paid on Series B preferred stock	(495)	(496)
Proceeds from issuance of common stock and Class A common stock upon exercise
of stock options	282	562
Tax benefit from stock option exercises	46	32
Net cash used in financing activities	(5,654)	(5,111)
Net increase (decrease) in cash and cash equivalents	5,064	(2,155)
Cash and cash equivalents, beginning of period	2,558	3,891
Cash and cash equivalents, end of period	$7,622	$1,736

Supplemental Disclosures of Cash Flow Information:
Cash paid during the seven periods:
Interest	$624	$806
Income taxes	139	343
Noncash investing and financing activities:
Acquired property and equipment for which cash payments had not yet been made	$1,009	$1,581
Accrued but unpaid dividends on the Series B preferred stock	279	282
Change in unrealized loss on investment securities available for sale, net of tax	30	142

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General

The accompanying condensed consolidated balance sheet as of March 28, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of Benihana Inc. and Subsidiaries (“we, “our,” “us,” the “Company”) as of, and for the three and seven periods (twelve and twenty-eight weeks, respectively) ended, October 10, 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 28, 2010 appearing in our Annual Report on Form 10-K filed with the SEC.

The condensed consolidated financial statements include the assets, liabilities and results of operations of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The results of operations for the three and seven periods ended October 10, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Certain amounts in the three and seven periods ended October 11, 2009 have been reclassified to allocate certain marketing expenses as restaurant operating expenses. These marketing expenses were previously reflected as general and administrative expenses.  Management believes that this new presentation provides better comparison to our competitors. We reclassified $1.9 million and $4.3 million for the three and seven periods ended October 11, 2009, respectively.

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

3.	Inventories

Inventories consist of the following (in thousands):

	October 10,	March 28,
	2010	2010

Food and beverage	$2,688	$2,794
Supplies	3,473	4,108

	$6,161	$6,902

4.	Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of the items as of October 10, 2010 and March 28, 2010. We believe that the carrying amount of our debt at October 10, 2010 and March 28, 2010 approximated fair value due to the variable rates associated with the debt instrument and the recent amendments to our line of credit agreement in fiscal year 2010 (refer to Note 5, Long-Term Debt).

As of October 10, 2010, we held certain publicly traded mutual funds that invest in debt and equity securities that are required to be measured at fair value on a recurring basis. We invest in these mutual funds to mirror and track the performance of the elections made by employees that participate in our deferred compensation plan. These mutual fund investments are classified as available for sale and are carried at fair value, with unrealized gains and losses reflected as a separate component of stockholders’ equity. We determined the fair value of our investment securities available for sale using quoted market prices (Level 1 in the fair value hierarchy).

The following tables disclose, as of October 10, 2010 and March 28, 2010, our available for sale investment securities at both the cost basis and fair value by investment type. None of our available for sale investment securities were at a net loss position as of October 10, 2010 or March 28, 2010.

	October 10, 2010		March 28, 2010
	Cost	Fair value	Cost	Fair value

Equity securities	$361	$389	$382	$402
Fixed income securities	65	70	86	86
Money market fund deposits	114	114	120	120
	$540	$573	$588	$608

We periodically evaluate unrealized losses in our available for sale investment securities for other-than-temporary impairment using both qualitative and quantitative criteria and, as of October 10, 2010, determined that there was no other-than-temporary impairment.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the valuation of our reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment. None of our nonfinancial assets or nonfinancial liabilities were measured at fair value as of October 10, 2010 or March 28, 2010.

5.	Long-Term Debt

We have a line of credit with Wachovia Bank, National Association (“Wachovia”), which we may draw upon as we deem advisable for working capital, capital expenditures and general corporate purposes. At the end of the second quarter of fiscal year 2010, we were determined to not be in compliance with certain of the financial covenants contained in the agreement governing the line of credit. In connection with the determination, during the third quarter of fiscal year 2010, the line of credit was amended to decrease our borrowing capacity under the line from $60.0 million to $40.5 million, effective immediately, and to $37.5 million at July 18, 2010. On January 2, 2011, the last day of the third quarter of fiscal year 2011, the amount available to borrow will be further reduced to $32.5 million through maturity. Our borrowing capacity under the line of credit is also reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $1.3 million at October 10, 2010 and will be further reduced by 25% of any net cash proceeds we may receive in connection with any sale of our equity securities. The agreement governing our line of credit requires that we maintain certain financial ratios and profitability amounts and restricts the payment of cash dividends as well as the use of proceeds to purchase our stock. Borrowings under the line of credit are secured by the assets of Benihana Inc. (including first mortgages on all real estate owned by the Company). The line of credit provides for a commitment fee of 0.25% on the unused portion of the loan commitment and interest rates payable at 4.75% above the applicable LIBOR rate with a LIBOR floor of 1.0%. The line of credit provided for a minimum fixed charge coverage ratio of 1.10:1.00 through July 18, 2010, at which time it was increased to a minimum of 1.35:1.00, and a maximum leverage ratio of 5.00:1.00 through July 18, 2010 and 4.50:1.00 by the end of the second quarter of fiscal year 2011 through, and including, the third quarter of fiscal year 2011. All borrowings under the line of credit are scheduled to mature and become due on March 15, 2011. We have no agreement with Wachovia to extend or renew the line beyond maturity. There are no scheduled payments prior to scheduled maturity; however, we may prepay outstanding borrowings prior to that date.

At October 10, 2010, we had $16.9 million of borrowings outstanding under the line of credit at an interest rate of 5.75%, and an available borrowing balance of $19.3 million. As of October 10, 2010, we were in compliance with the financial covenants of the agreement governing the line of credit.

In anticipation of the scheduled maturity of the line of credit, management is in discussion with various financial institutions for a new line of credit which is expected to be in place upon maturity of the original credit facility. Although there is no assurance that we will be able to do so, management currently believes that it is likely that we should be able to successfully extend or refinance our amended line of credit prior to maturity or enter into alternative line of credit or financing arrangement with a different financial institution.

6.	Income Taxes

For the three and seven periods ended October 10, 2010, we have used an estimate of the annual effective year-to-date tax rate in calculating the interim effective tax rate. During the three and seven periods ended October 10, 2010, our effective income tax rate was impacted by tax credits increasing at a higher rate than our increase in taxable income. As of October 10, 2010, we had a deferred tax asset of approximately $9.4 million. Based on evidence available, we do not believe a valuation allowance is necessary as we believe the full benefit of these assets will more likely than not be realized. We will continue to monitor the need for a valuation allowance.

We file income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, we are no longer subject to federal and state income tax examinations for years prior to fiscal year 2007. As of October 10, 2010, we had $0.3 million of gross unrecognized tax benefits, most of which would impact the tax rate if recognized and less than $0.1 million accrued for the payment of interest. We do not believe we have any potential liability for the payment of penalties. Of the total unrecognized tax benefits at October 10, 2010, we believe it is reasonably possible that this amount could be reduced by $0.1 million in the next twelve months due to the expiration of applicable statutes of limitations. As of March 28, 2010, we had $0.3 million of gross unrecognized tax benefits, all of which would impact the tax rate if recognized. Unrecognized tax benefits and related interest are generally classified as other long term liabilities in the accompanying condensed consolidated balance sheets. It is our continuing policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

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

The components used in the computation of basic loss per share and diluted loss per share for the three and seven periods ended October 10, 2010 and October 11, 2009 are shown below (in thousands):

	Three Periods Ended		Seven Periods Ended

	October 10,	October 11,	October 10,	October 11,
	2010	2009	2010	2009

Net (loss) income, as reported	$(3,002)	$(839)	$(1,393)	$253
Less: Accretion of preferred stock issuance costs and
preferred stock dividends	250	250	583	583
Loss for computation of basic loss per common share	(3,252)	(1,089)	(1,976)	(330)
Add: Accretion of preferred stock issuance costs and
preferred stock dividends	-	-	-	-
Loss for computation of diluted loss per common share	$(3,252)	$(1,089)	$(1,976)	$(330)

Weighted average number of common shares used in basic	15,442	15,399	15,451	15,374
loss per share effect of dilutive securities:
Stock options	-	-	-	-
Series B preferred stock	-	-	-	-
Weighted average number of common shares and dilutive
potential common stock used in diluted loss per share	15,442	15,399	15,451	15,374

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

Due to the net loss attributable to common shareholders for the three and seven periods ended October 10, 2010 and October 11, 2009, all potentially dilutive shares were excluded from the denominator of the earnings per share calculation as including such shares would have been anti-dilutive. Similarly, the numerator was not adjusted to add back any preferred stock issuance costs or preferred stock dividends as including such amounts would have been anti-dilutive.

8.	Stock-Based Compensation

On August 20, 2009, our stockholders approved an amendment to our 2007 Equity Incentive Plan. The amendment (i) increased the number of authorized shares of our Class A common stock available for issuance under the equity plan by 2,000,000 shares to an aggregate of 2,750,000 shares, (ii) increased the number of shares which may be issued under the equity plan upon the exercise of incentive stock options by 1,450,000 shares to an aggregate of  2,000,000 shares and (iii) increased the maximum number of shares for which an employee of the Company may be granted equity awards under the equity plan during any calendar year by 550,000 shares to 750,000 shares. As of October 10, 2010, 35,233 shares of restricted Class A common stock, net of forfeitures, and options to purchase 355,987 shares of Class A common stock, net of cancellations, have been granted under the equity plan. Accordingly, 2,358,780 shares remain available for future grants under the equity plan.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We recorded $0.1 million (less than $0.1 million, net of tax) and $0.1 million (less than $0.1 million, net of tax) in stock-based compensation expense during the three periods ended October 10, 2010 and October 11, 2009, respectively. We recorded $0.2 million (less than $0.1 million, net of tax) and $0.3 million (approximately $0.2 million, net of tax) in stock-based compensation expense during the seven periods ended October 10, 2010 and October 11, 2009, respectively.

Stock Options

Options to purchase 90,000 and 60,000 shares of Class A common stock were granted during the seven periods ended October 10, 2010 and October 11, 2009, respectively. The following assumptions were used in the Black-Scholes option pricing model used in valuing options granted.

	October 10,	October 11,
	2010	2009
Risk free interest rate	2.74%	3.90%
Expected term	3 years	3 years
Expected dividend yield	-	-
Expected volatility	79%	75%

The following is a summary of stock option activity for the seven periods ended October 10, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
		(per share)	(in years)	(in thousands)
Outstanding at March 28, 2010	953,713	$10.10	4.22	$208
Granted	90,000	7.55
Canceled/Expired	(165,479)	9.62
Exercised	(51,776)	5.46
Outstanding at October 10, 2010	826,458	$10.21	5.81	$507
Exercisable at October 10, 2010	640,169	$10.94	4.82	$316

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. For the seven periods ended October 10, 2010, the total intrinsic value of stock options exercised was less than $0.1 million. Upon the exercise of stock options, shares are issued from the Company’s authorized but unissued shares. At October 10, 2010, total unrecognized compensation cost related to non-vested stock-based compensation totaled $0.5 million and is expected to be recognized over a weighted average period of approximately 0.8 years.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Stock

The following is a summary of restricted stock activity for the seven periods ended October 10, 2010:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
		(per share)

Nonvested at March 28, 2010	3,068	$10.35
Granted	15,000	7.55
Forfeited	(2,267)	10.35
Vested	-	-
Nonvested at October 10, 2010	15,801	$7.69

The aggregate intrinsic value of vested restricted stock awards at each of October 10, 2010 and March 28, 2010 was $0.2 million. At October 10, 2010, there was $0.1 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a weighted average period of approximately 0.5 years.

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

On August 25, 2006, the minority stockholders commenced litigation against us in connection with the sale with complaints relating to, among other things, the calculation of the put option price. The suit (which was filed in the Supreme Court of the State of New York, County of New York, but was removed to the United States District Court for the Southern District of New York (the “Court”)) sought an award of $10.7 million, based on the minority stockholders’ own calculation of the put option price formula and actions allegedly taken by us to reduce the value of the put option. The suit also included claims for breach of fiduciary duty and breach of contract.

On December, 19, 2007, the Court dismissed all of the claims against us, except for the breach of fiduciary duty and breach of contract claims. Under a decision issued by the Court on March 5, 2010, the price required to be paid by us to the minority stockholders was determined to be approximately the $3.7 million originally calculated by us. On April 2, 2010, the plaintiff appealed the Court’s decision. The outcome of the appeal is currently pending. As of October 10, 2010, we have accrued the amount determined by the Court.  On October 13, 2010, the Court entered an Order requiring a closing within 30 days, upon which we are to pay the put option price as determined by the Court. As of the date of this filing, the closing has taken place, and the liability has been relieved. The Court further concluded that the plaintiff is not entitled to prejudgment interest. As such, as of October 10, 2010, we have reversed the previously accrued interest of approximately $0.4 million.

Other Litigation and Proceedings – During May 2010, the California Department of Alcoholic Beverage Control (the “Department”) notified us of proceedings against the Company based upon allegations that alcohol was served to underage guests in a RA Sushi location. In connection with one incident, a guest was subsequently involved in a fatal automobile accident. We have general liability insurance related to such claims. However, we cannot predict the outcome of the pending litigation or Department proceedings but currently intend to vigorously contest any extended suspension or revocation of the alcoholic beverage license for this location and the claims against us.

While we are involved in or subject to certain other routine claims incidental to our business or those otherwise covered by our insurance policies, we are not currently subject to any significant legal proceedings other than those described above.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Other – Refer to Note 12, Resignation of Vice President – Finance, Chief Financial Officer and Treasurer.

10.	Restaurant Operating Expenses

Restaurant operating expenses consist of the following (in thousands):

	Three Periods Ended		Seven Periods Ended
	October 10,	October 11,	October 10,	October 11,
	2010	2009	2010	2009

Labor and related costs	$24,148	$25,458	$57,601	$58,774
Restaurant supplies	1,830	1,924	4,225	4,436
Credit card discounts	1,426	1,341	3,395	3,154
Advertising and promotional costs	2,597	2,827	6,267	6,355
Utilities	2,781	2,444	6,090	5,217
Occupancy costs	4,956	4,840	11,593	11,308
Depreciation and amortization	4,931	4,452	10,828	10,115
Other restaurant operating expenses	5,521	6,230	12,429	13,558
Total restaurant operating expenses	$48,190	$49,516	$112,428	$112,917

11.	Segment Reporting

Our reportable segments are those that are based on our methods of internal reporting and management structure. We manage operations by restaurant concept.

Revenues for each of the segments consist of restaurant sales. Franchise revenues, while generated from Benihana franchises, have not been allocated to the Benihana teppanyaki segment but instead are reflected as corporate revenues.

The tables below present information about reportable segments (in thousands):

	Three Periods Ended
	October 10, 2010
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$47,268	$17,138	$7,411	$373	$72,190
Depreciation and amortization	3,474	960	510	1,360	6,304
Income (loss) from operations	3,194	941	545	(8,688)	(4,008)
Capital expenditures	1,682	257	324	18	2,281

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Periods Ended
	October 11, 2009
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$44,429	$17,071	$7,489	$359	$69,348
Depreciation and amortization	3,195	797	468	261	4,721
Income (loss) from operations	(292)	512	855	(3,008)	(1,933)
Capital expenditures	2,982	365	436	210	3,993

	Seven Periods Ended
	October 10, 2010
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$112,387	$41,865	$17,792	$915	$172,959
Depreciation and amortization	7,668	2,077	1,106	2,251	13,102
Income (loss) from operations	9,133	3,543	1,715	(15,868)	(1,477)
Capital expenditures	2,499	417	451	174	3,541

	Seven Periods Ended
	October 11, 2009
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$107,653	$39,178	$17,623	$866	$165,320
Depreciation and amortization	7,208	1,753	1,175	586	10,722
Income (loss) from operations	4,236	1,249	1,908	(7,346)	47
Capital expenditures, net of
insurance proceeds	7,972	3,910	491	405	12,778

12.	Resignation of Former Vice President – Finance, Chief Financial Officer and Treasurer

Effective as of January 13, 2010, Jose I. Ortega resigned from his positions as Vice President – Finance, Chief Financial Officer and Treasurer. In connection with Mr. Ortega’s resignation, on January 14, 2010, we entered into an agreement with Mr. Ortega pursuant to which Mr. Ortega agreed to provide consulting services to us with regard to accounting, SEC filings and other financial matters for ninety days. During the consulting period, we paid Mr. Ortega the base compensation payable to him at the time of his resignation, and we have agreed to pay Mr. Ortega $200,000 over the twelve-month period following the end of the consulting period. In addition, we will make payments, on behalf of Mr. Ortega, of any premiums under COBRA applicable to the health insurance coverage of Mr. Ortega and his qualified dependents until we make our final payment. In consideration for the payments to be made under the agreement, Mr. Ortega agreed, among other things, to release us and our affiliates from any and all claims which he might otherwise have against us or our affiliates. During the seven periods ended October 10, 2010, we recognized a charge of approximately $0.2 million upon conclusion of the consulting period.

13.	Related Party Transaction

During fiscal year 2010, we engaged Snapper Creek Equity Management, LLC, a wholly-owned subsidiary of BFC (Snapper Creek), to provide management, financial advisory and other consulting services. For the seven periods ended October 10, 2010, we have incurred approximately $0.3 million in consulting fees. Effective November 30, 2010, we will no longer be engaging Snapper Creek to provide any services.

During fiscal year 2010, we engaged Risk Management Services (RMS), an affiliate of BFC, to provide insurance and risk management services. As of October 10, 2010, we are no longer engaging RMS to provide any services.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.	Other Matters

Our board of directors is continuing to explore strategic alternatives available to us, including a possible sale of the Company, in order to maximize shareholder value. We have engaged Jefferies & Company, Inc. as our exclusive financial advisor in connection with a possible sale of the Company and Hughes Hubbard & Reed LLP as our outside counsel.  No decision has been made to engage in a transaction or transactions resulting from the board’s exploration of strategic alternatives.  There can be no assurance that we will elect to pursue any of the strategic alternatives we may consider nor that any transaction will occur or, if undertaken, the terms or timing thereof. There also can be no assurance that any such alternatives, if pursued and consummated, will improve the Company’s financial condition and operating results, or result in changes to the Company’s business plan or a sale of the Company. We do not intend to disclose developments with respect to the progress of this process until such time, if any, as the board has approved a transaction or otherwise deems disclosure appropriate.

15.	Subsequent Events

We have completed an evaluation of subsequent events, and we believe that no material subsequent events have occurred since October 10, 2010 that required recognition or disclosure in our current period financial statements, other than those discussed herein.

BENIHANA INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Total revenues increased 4.1% and 4.6% in the three and seven periods ended October 10, 2010 compared to the corresponding periods a year ago. Net loss increased 257.8% and 650.6% in the three and seven periods ended October 10, 2010 compared to the corresponding periods a year ago. Loss per diluted share increased 200.9% and 539.4% in the three and seven periods ended October 10, 2010 compared to the corresponding periods a year ago.

Restaurant-level results for the three and seven periods ended October 10, 2010 continued to improve in a challenging economic environment. In response to the ongoing macroeconomic and industry challenges, we are actively managing our controllable expenses, and, in an effort to increase traffic, we continue to highlight the distinct nature of the guest experience with a new multi-media campaign at the Benihana teppanyaki concept and through a combination of value-based promotions, media advertising and local marketing initiatives at our RA Sushi and Haru concepts. We believe these initiatives were integral in the improvement of our restaurant operating results for the three and seven periods ended October 10, 2010 compared to the same period in the prior year.

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

Additionally, we have launched several initiatives which are designed to create greater awareness for the concept and strengthen guest connectivity. In April 2009, we initiated the Chef’s Table marketing program, an email database which is being utilized for value-based promotions and building brand loyalty. The database is currently comprised of approximately 1,350,000 addresses. The Kabuki Kids program, initiated in September 2009 as our Children’s Club, now has approximately 150,000 participants and addresses this very important guest constituency, as children are often the prime drivers in bringing families to Benihana. In January 2010, we introduced our Chef’s Specials, which offer monthly specials comprised of a specific meal for 2 for a set price. We are also testing an express lunch as well as happy hour options.

In light of prevailing economic conditions and costs incurred to implement the Renewal Program, beginning in fiscal year 2010 and for the seven periods ended October 10, 2010, we have focused on conserving cash and increasing operating efficiencies. However, as the overall economy is beginning to stabilize and the results of the Renewal Program are realized, we plan to resume restaurant expansion and may seek to selectively make acquisitions within our Benihana concept. Accordingly, with the assistance of The Parthenon Group, a strategic growth advisor, we have performed an in depth reevaluation and analysis of our site selection and other development guidelines in an effort to ensure that future development is in line with our overall growth strategy.

The RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a fun-filled, high-energy environment designed to cater to a younger demographic. We believe that RA Sushi restaurants are suitable for a variety of real estate locations, including “life-style” centers, shopping centers and malls, as well as areas with a nightlife component. RA Sushi’s beverage sales represent 31.6% of restaurant sales. The RA Sushi restaurants are less expensive to build than our other two concepts and offer us an additional growth vehicle that we believe can succeed in various types of markets.

Our Haru concept features an extensive menu of traditional Japanese and Japanese fusion dishes in a modern, urban atmosphere. We believe that the Haru concept is well suited for densely populated cities with nearby shopping, office and tourist areas. The Haru concept generates high average restaurant sales volumes from take-out and delivery. Approximately 32.0% of our Haru locations’ revenues are derived from delivery and takeout sales.

The following tables reflect changes in our restaurant count during the three and seven periods ended October 10, 2010 and October 11, 2009:

	Three Periods Ended				Seven Periods Ended
	October 10, 2010				October 10, 2010
	Teppanyaki	RA Sushi	Haru	Total	Teppanyaki	RA Sushi	Haru	Total

Restaurant count,
beginning of period	63	25	9	97	63	25	9	97
Openings	-	-	-	-	-	-	-	-
Closings	-	-	-	-	-	-	-	-
Restaurant count,
end of period	63	25	9	97	63	25	9	97

	Three Periods Ended				Seven Periods Ended
	October 11, 2009				October 11, 2009
	Teppanyaki	RA Sushi	Haru	Total	Teppanyaki	RA Sushi	Haru	Total

Restaurant count,
beginning of period	65	24	9	98	64	22	9	95
Openings	-	1	-	1	1	3	-	4
Closings	(1)	-	-	(1)	(1)	-	-	(1)
Restaurant count,
end of period	64	25	9	98	64	25	9	98

As of October 10, 2010, there were also 20 franchised Benihana teppanyaki restaurants operating in the United States, Latin America and the Caribbean.

Our board of directors is continuing to explore strategic alternatives available to us, including a possible sale of the Company, in order to maximize shareholder value. We have engaged Jefferies & Company, Inc. as our exclusive financial advisor in connection with a possible sale of the Company and Hughes Hubbard & Reed LLP as our outside counsel.  No decision has been made to engage in a transaction or transactions resulting from the board’s exploration of strategic alternatives.  There can be no assurance that we will elect to pursue any of the strategic alternatives we may consider nor that any transaction will occur or, if undertaken, the terms or timing thereof. There also can be no assurance that any such alternatives, if pursued and consummated, will improve the Company’s financial condition and operating results, or result in changes to the Company’s business plan or a sale of the Company. We do not intend to disclose developments with respect to the progress of this process until such time, if any, as the board has approved a transaction or otherwise deems disclosure appropriate.

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

Three Periods Ended October 10, 2010 Compared to October 11, 2009:

The following tables show our operating results, as well as our operating expenses as a percentage of restaurant sales, for the three periods ended October 10, 2010 and October 11, 2009 (dollar amounts in thousands):

	Three periods ended October 10, 2010
	Teppanyaki		RA Sushi		Haru		Corporate		Consolidated
Revenues:
Restaurant sales	$47,268	100.0%	$17,138	100.0%	$7,411	100.0%	$-	-	$71,817	100.0%
Franchise fees and royalties	-		-		-		373		373
Total revenues	47,268		17,138		7,411		373		72,190

Restaurant expenses:
Cost of food and beverage sales	11,398	24.1%	4,382	25.6%	1,724	23.3%	-	-	17,504	24.4%
Restaurant operating expenses	32,234	68.2%	11,001	64.2%	4,955	66.9%	-	-	48,190	67.1%
Restaurant opening costs	-	0.0%	-	0.0%	-	-	-	-	-	0.0%
General and administrative expenses	442	0.9%	814	4.7%	187	2.5%	9,061	n/m	10,504	14.6%
Total operating expenses	44,074	93.2%	16,197	94.5%	6,866	92.6%	9,061	-	76,198	106.1%

Income (loss) from operations	$3,194	6.8%	$941	5.5%	$545	7.4%	$(8,688)	n/m	$(4,008)	-5.6%

	Three periods ended October 11, 2009
	Teppanyaki		RA Sushi		Haru		Corporate		Consolidated
Revenues:
Restaurant sales	$44,429	100.0%	$17,071	100.0%	$7,489	100.0%	$-	-	$68,989	100.0%
Franchise fees and royalties	-		-		-		359		359
Total revenues	44,429		17,071		7,489		359		69,348

Restaurant expenses:
Cost of food and beverage sales	10,517	23.7%	4,441	26.0%	1,688	22.5%	-	-	16,646	24.1%
Restaurant operating expenses	33,429	75.2%	11,329	66.4%	4,758	63.5%	-	-	49,516	71.8%
Restaurant opening costs	2	0.0%	158	0.9%	-	-	-	-	160	0.2%
General and administrative expenses	773	1.7%	631	3.7%	188	2.5%	3,367	n/m	4,959	7.2%
Total operating expenses	44,721	100.7%	16,559	97.0%	6,634	88.6%	3,367	-	71,281	103.3%

Income (loss) from operations	$(292)	-0.7%	$512	3.0%	$855	11.4%	$(3,008)	n/m	$(1,933)	-2.8%

In the aggregate, loss from operations increased $2.1 million, or 2.8% as a percent of total revenue, for the three periods ended October 10, 2010, when compared to the same period in the prior fiscal year. By concept, Benihana turned from a loss position to income from operations and RA’s income from operations increased 83.8% while Haru’s income from operations decreased 36.3% during the three periods ended October 10, 2010, resulting in income from operations of $3.2 million, $0.9 million and $0.5 million, respectively. These changes in income from operations, when compared to the same period in the prior fiscal year, are due to changes in revenues and operating expenses as further discussed under the headings “Revenues” and “Costs and Expenses” below.

REVENUES

The following table summarizes the changes in restaurant sales for the three periods ended October 10, 2010 compared to the three periods ended October 11, 2009 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the three periods ended October 11, 2009	$44,429	$17,071	$7,489	$68,989
Increase (decrease) in comparable sales	3,470	(153)	(78)	3,239
Increase from new restaurants	4	220	-	224
Decrease from closed restaurants	(635)	-	-	(635)
Restaurant sales during the three periods ended October 10, 2010	$47,268	$17,138	$7,411	$71,817

The following table summarizes comparable restaurant sales by concept and percent changes for the three periods ended October 10, 2010, when compared to the same period in the prior fiscal year as well. Restaurants are considered comparable when they are open during the same periods in the two periods being compared. New restaurants enter the comparable base when they have been open for more than one year. Restaurants may leave and enter the comparable restaurant base as they are closed for renovation and subsequently re-open.

	Three Periods Ended
	October 10,	October 11,	Percentage
	2010	2009	change
Comparable restaurant sales by concept:
Teppanyaki	$47,266	$43,796	7.9%
RA Sushi	16,918	17,071	-0.9%
Haru	7,411	7,489	-1.0%
Total comparable restaurant sales	$71,657	$68,428	4.7%

Benihana (Teppanyaki) – Sales for the Benihana teppanyaki restaurants increased $2.8 million, or 6.4%, for the three periods ended October 10, 2010 as compared to the same period in the prior year. The increase is attributable to increases in sales from restaurants opened longer than one year of $3.5 million, offset by lost sales attributable to permanent and temporary restaurant closures totaling $0.6 million. Total comparable restaurant sales for Benihana teppanyaki restaurants opened longer than one year increased 7.9% due primarily to an increase of 9.4% in dine-in guest counts offset by a decrease of 1.4% in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $26.78 during the three periods ended October 10, 2010 compared to $27.16 during the same period in the prior year.

RA Sushi - Sales for the RA Sushi restaurants remained relatively flat for the three periods ended October 10, 2010 compared to the same period in the prior year. Sales increased $0.2 million as a result of sales from new restaurants but were offset by a decrease in comparable restaurant sales in the same amount. Sales from new restaurants were attributable to the Leawood, KS restaurant that contributed operating weeks in the current fiscal year before entering the comparable restaurant base. Total comparable restaurant sales for RA Sushi restaurants opened longer than one year decreased 0.9% due primarily to a decrease of 4.4% in dine-in guest counts, offset by an increase of 2.3% in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $20.71 during the three periods ended October 10, 2010 compared to $20.24 during the same period in the prior year.

Haru - Sales for the Haru restaurants remained relatively flat for the three periods ended October 10, 2010 compared to the same period in the prior year. Total comparable restaurant sales for Haru restaurants opened longer than one year decreased 1.0%. Dine-in sales, which comprised 67.8% percent of restaurant sales, decreased 2.6% primarily due to a 3.9% decrease in the average per person dine-in guest check, offset by a 1.3% increase in dine-in guest counts. Take-out sales, which comprised 32.2% of restaurant sales, increased 2.4%. The average comparable per person dine-in guest check amount was $30.31 during the three periods ended October 10, 2010 compared to $31.53 during the same period in the prior year.

COSTS AND EXPENSES

Cost of food and beverage sales – The consolidated cost of food and beverage sales for the three periods ended October 10, 2010 increased $0.9 million and 0.2% when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago. The increase is reflective of the increase in restaurant sales generated during the three periods ended October 10, 2010 at all concepts, further amplified at the Benihana teppanyaki concept by the improvement in food and beverage quality under the Renewal Program, as well as various promotions offering guests a meal for two at a set price.

Restaurant operating expenses – In the aggregate, restaurant operating expenses decreased $1.3 million and 4.7% as a percentage of sales due to the underperformance associated with the opening of new restaurants in the prior year further impacted by improved cost and labor management in the current period in connection with the continued efforts of the Renewal Program.

Restaurant opening costs – Restaurant opening costs in the three periods ended October 10, 2010 decreased $0.2 million and 0.2% when expressed as a percentage of sales compared to the prior year corresponding period as no restaurants were opened or were under development during the three periods ended October 10, 2010.

General and administrative costs – General and administrative costs increased $5.5 million and 7.4% when expressed as a percentage of sales in the three periods ended October 10, 2010 compared to the prior year corresponding period. The dollar increase was due to increased corporate salaries totaling $0.1 million as a result of changes in our Benihana teppanyaki corporate operations and changes in our regional manager and regional chef structure with related changes in roles and responsibilities as well as additional expense recorded for our general claims liability of approximately $0.2 million. We also incurred an additional $0.6 million in legal fees with respect to various legal items (see Note 9, Commitments and Contingencies).

The increase in Corporate was also attributable to certain non-recurring costs, including various financial and operational consulting agreements (including payments made in consideration for services provided by our interim Chief Financial Officer) of approximately $1.7 million, costs incurred in conjunction with the execution of our accounting and payroll function outsourcing agreement, including the related accelerated depreciation expense and final contract settlement of the ERP system and severance costs, of approximately $1.6 million (includes approximately $0.1 million of continuing costs), the write-off of abandoned projects of approximately $0.2 million and expenses incurred to respond to and ultimately settle the proxy contest in connection with our Annual Shareholders’ Meeting of $0.9 million.

Interest expense, net – Interest expense, net decreased $0.4 million in the three periods ended October 10, 2010, when compared to the prior year corresponding period, as a result of a lower outstanding borrowings balance during the current period as well as the reversal of interest previously accrued in connection with the minority stockholder litigation (see Note 9, Commitments and Contingencies) for which the Court later determined we were not responsible.

Income tax provision – Our effective income tax rate was 22.7% and 64.1% for the three periods ended October 10, 2010 and October 11, 2009, respectively. During the three periods ended October 10, 2010, our effective income tax rate was impacted by tax credits increasing more than the increase in taxable income. For the three periods ended October 10, 2010, we have used an estimate of our annual effective year-to-date tax rate in calculating the interim effective tax rate. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the three periods ended October 11, 2009, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made.

Seven Periods Ended October 10, 2010 Compared to October 11, 2009:

The following tables show our operating results, as well as our operating expenses as a percentage of restaurant sales, for the seven periods ended October 10, 2010 and October 11, 2009 (dollar amounts in thousands):

	Seven periods ended October 10, 2010
	Teppanyaki		RA Sushi		Haru		Corporate		Consolidated
Revenues:
Restaurant sales	$112,387	100.0%	$41,865	100.0%	$17,792	100.0%	$-	-	$172,044	100.0%
Franchise fees and royalties	-		-		-		915		915
Total revenues	112,387		41,865		17,792		915		172,959

Restaurant expenses:
Cost of food and beverage sales	27,448	24.4%	10,495	25.1%	4,156	23.4%	-	-	42,099	24.5%
Restaurant operating expenses	74,751	66.5%	26,208	62.6%	11,469	64.5%	-	-	112,428	65.3%
Restaurant opening costs	-	0.0%	8	0.0%	-	-	-	-	8	0.0%
General and administrative expenses	1,055	0.9%	1,611	3.8%	452	2.5%	16,783	n/m	19,901	11.6%
Total operating expenses	103,254	91.9%	38,322	91.5%	16,077	90.4%	16,783	-	174,436	101.4%

Income (loss) from operations	$9,133	8.1%	$3,543	8.5%	$1,715	9.6%	$(15,868)	n/m	$(1,477)	-0.9%

	Seven periods ended October 11, 2009
	Teppanyaki		RA Sushi		Haru		Corporate		Consolidated
Revenues:
Restaurant sales	$107,653	100.0%	$39,178	100.0%	$17,623	100.0%	$-	-	$164,454	100.0%
Franchise fees and royalties	-		-		-		866		866
Total revenues	107,653		39,178		17,623		866		165,320

Restaurant expenses:
Cost of food and beverage sales	24,923	23.2%	10,113	25.8%	3,968	22.5%	-	-	39,004	23.7%
Restaurant operating expenses	76,381	71.0%	25,357	64.7%	11,179	63.4%	-	-	112,917	68.7%
Restaurant opening costs	185	0.2%	878	2.2%	-	-	-	-	1,063	0.6%
General and administrative expenses	1,928	1.8%	1,581	4.0%	568	3.2%	8,212	n/m	12,289	7.5%
Total operating expenses	103,417	96.1%	37,929	96.8%	15,715	89.2%	8,212	-	165,273	100.5%

Income (loss) from operations	$4,236	3.9%	$1,249	3.2%	$1,908	10.8%	$(7,346)	n/m	$47	0.0%

In the aggregate, income from operations decreased $1.5 million for the seven periods ended October 10, 2010, when compared to the same period in the prior fiscal year, resulting in a net loss from operations totaling $1.5 million. By concept, income from operations increased 115.6% at Benihana teppanyaki and 183.7% at RA Sushi, and decreased 10.1% at Haru during the seven periods ended October 10, 2010, resulting in income from operations of $9.1 million, $3.5 million and $1.7 million, respectively. These changes in income from operations, when compared to the same period in the prior fiscal year, are due to changes in revenues and operating expenses as further discussed under the headings “Revenues” and “Costs and Expenses” below.

REVENUES

The following table summarizes the changes in restaurant sales for the seven periods ended October 10, 2010 compared to the seven periods ended October 11, 2009 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the seven periods ended October 11, 2009	$107,653	$39,178	$17,623	$164,454
Increase (decrease) in comparable sales	5,538	(183)	169	5,524
Increase from new restaurants	909	2,870	-	3,779
Decrease from closed restaurants	(1,713)	-	-	(1,713)
Restaurant sales during the seven periods ended October 10, 2010	$112,387	$41,865	$17,792	$172,044

The following table summarizes comparable restaurant sales by concept and percent changes for the seven periods ended October 10, 2010, when compared to the same period in the prior fiscal year as well. Restaurants are considered comparable when they are open during the same periods in the two periods being compared. New restaurants enter the comparable base when they have been open for more than one year. Restaurants may leave and enter the comparable restaurant base as they are closed for renovation and subsequently re-open.

	Seven Periods Ended
	October 10,	October 11,	Percentage
	2010	2009	change
Total restaurant sales by concept:
Teppanyaki	$111,479	$105,941	5.2%
RA Sushi	38,995	39,178	-0.5%
Haru	17,792	17,623	1.0%
Total restaurant sales	$168,422	$162,932	3.4%

Benihana (Teppanyaki) – Sales for the Benihana teppanyaki restaurants increased $4.7 million, or 4.4%, for the seven periods ended October 10, 2010 as compared to the same period in the prior year. The increase is attributable to increases in sales from restaurants opened longer than one year of $5.5 million and in sales from new restaurants of $0.9 million, offset by lost sales attributable to permanent and temporary restaurant closures totaling $1.7 million. Sales from new restaurants were attributable to the Orlando, FL restaurant that contributed to operating weeks in the current fiscal year before entering the comparable restaurant base. Total comparable restaurant sales for Benihana teppanyaki restaurants opened longer than one year increased 5.2% due primarily to an increase of 6.0% in dine-in guest counts offset by a slight decrease in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $27.03 during the seven periods ended October 10, 2010 compared to $27.27 during the same period in the prior year.

RA Sushi - Sales for the RA Sushi restaurants increased $2.7 million, or 6.9%, for the seven periods ended October 10, 2010 compared to the same period in the prior year. The increase is comprised of sales from new restaurants of $2.9 million. Sales from new restaurants were attributable to the Leawood, KS, Houston, TX, and Atlanta, GA restaurants that contributed operating weeks in the current fiscal year before entering the comparable restaurant base. Total comparable restaurant sales for RA Sushi restaurants opened longer than one year decreased 0.5% due primarily to a decrease of 3.4% in dine-in guest counts, offset by an increase of 2.5% in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $20.99 during the seven periods ended October 10, 2010 compared to $20.48 during the same period in the prior year.

Haru - Sales for the Haru restaurants increased $0.2 million, or 1.0%, for the seven periods ended October 10, 2010 compared to the same period in the prior year. The increase is attributable to an increase in sales from restaurants opened longer than one year. Total comparable restaurant sales for Haru restaurants opened longer than one year increased 1.0%. Dine-in sales, which comprised 68.0% percent of restaurant sales, were relatively flat. Take-out sales, which comprised 32.0% of restaurant sales, increased 3.4%. The average comparable per person dine-in guest check amount was $30.77 during the seven periods ended October 10, 2010 compared to $31.85 during the same period in the prior year.

COSTS AND EXPENSES

Cost of food and beverage sales – The consolidated cost of food and beverage sales for the seven periods ended October 10, 2010 increased $3.1 million and 0.8% when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago. The increase is reflective of the increase in restaurant sales generated during the seven periods ended October 10, 2010 at all concepts, further amplified at the Benihana teppanyaki concept by the improvement in food and beverage quality under the Renewal Program, as well as various promotions offering guests a meal for two at a set price.

Restaurant operating expenses – In the aggregate, restaurant operating expenses remained relatively flat but decreased 3.3% as a percentage of sales due to the underperformance associated with the opening of new restaurants in the prior year further impacted by improved cost and labor management in the current period in connection with the continued efforts of the Renewal Program.

Restaurant opening costs – Restaurant opening costs in the seven periods ended October 10, 2010 decreased $1.1 million and 0.6% when expressed as a percentage of sales compared to the prior year corresponding period as no restaurants were opened or were under development during the seven periods ended October 10, 2010.

General and administrative costs – General and administrative costs increased $7.6 million and 4.1% when expressed as a percentage of sales in the seven periods ended October 10, 2010 compared to the prior year corresponding period. The dollar increase was due to increased corporate salaries totaling $0.3 million as a result of changes in our Benihana teppanyaki corporate operations and changes in our regional manager and regional chef structure with related changes in roles and responsibilities as well as additional expense recorded for our general claims liability of approximately $0.2 million. We also incurred an additional $0.6 million in legal fees with respect to various legal items (see Note 9, Commitments and Contingencies).

The increase in Corporate was also attributable to certain non-recurring costs associated with various financial, operational and strategic growth consulting agreements (including  payments made in consideration for services provided by our interim Chief Financial Officer) of approximately $2.3 million, severance costs incurred related to the resignation of Jose I. Ortega, our former Chief Financial Officer, of $0.2 million, fees paid to the Special Committee, formed to explore financial alternatives for the Company, totaling approximately $0.4 million and costs incurred in conjunction with the execution of our accounting and payroll function outsourcing agreement, including the related accelerated depreciation expense and final contract settlement of the ERP system and severance costs, of approximately $2.1 million (includes approximately $0.1 million of continuing cost), the write-off of abandoned projects of approximately $0.2 million and expenses incurred to respond to and ultimately settle the proxy contest in connection with our Annual Shareholders’ Meeting of $0.9 million.

Interest expense, net – Interest expense, net decreased $0.5 million in the seven periods ended October 10, 2010, when compared to the prior year corresponding period, as a result of a lower outstanding borrowings balance during the current period as well as the reversal of interest previously accrued in connection with the minority stockholder litigation (see Note 9 – Commitments and Contingencies) for which the Court later determined we were not responsible.

Income tax provision – Our effective income tax rate was 20.4% and 133.4% for the seven periods ended October 10, 2010 and October 11, 2009, respectively. During the seven periods ended October 10, 2010, our effective income tax rate was impacted by tax credits increasing more than the increase in taxable income. For the seven periods ended October 10, 2010, we have used an estimate of our annual effective year-to-date tax rate in calculating the interim effective tax rate. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the seven periods ended October 11, 2009, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made.

FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source used to fund our capital expenditures supplemented by funds obtained under financial arrangements.

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance these items. As a result, many restaurant businesses, including our own, operate with negative working capital. During the seven periods ended October 10, 2010, the working capital deficit decreased $8.9 million from the prior year end.

Line of credit

We have a line of credit with Wachovia Bank, National Association (“Wachovia”), which we may draw upon as we deem advisable for working capital, capital expenditures and general corporate purposes. At the end of the second quarter of fiscal year 2010, we were determined to not be in compliance with certain of the financial covenants contained in the agreement governing the line of credit. In connection with the determination, during the third quarter of fiscal year 2010, the line of credit was amended to decrease our borrowing capacity under the line from $60.0 million to $40.5 million, effective immediately, and to $37.5 million at July 18, 2010. On January 2, 2011, the last day of the third quarter of fiscal year 2011, the amount available to borrow will be further reduced to $32.5 million through maturity. Our borrowing capacity under the line of credit is also reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $1.3 million at October 10, 2010 and will be further reduced by 25% of any net cash proceeds we may receive in connection with any sale of our equity securities. The agreement governing our line of credit requires that we maintain certain financial ratios and profitability amounts and restricts the payment of cash dividends as well as the use of proceeds to purchase our stock. Borrowings under the line of credit are secured by the assets of Benihana Inc. (including first mortgages on all real estate owned by the Company). The thirteen restaurant properties owned by the Company had an appraised value of approximately $44.4 million as of December 2009. The line of credit provides for a commitment fee of 0.25% on the unused portion of the loan commitment and interest rates payable at 4.75% above the applicable LIBOR rate with a LIBOR floor of 1.0%. The line of credit provided for a minimum fixed charge coverage ratio of 1.10:1.00 through July 18, 2010, at which time it was increased to a minimum of 1.35:1.00, and a maximum leverage ratio of 5.00:1.00 through July 18, 2010 and 4.50:1.00 by the end of the second quarter of fiscal year 2011 through, and including, the third quarter of fiscal year 2011. All borrowings under the line of credit are scheduled to mature and become due on March 15, 2011. We have no agreement with Wachovia to extend or renew the line beyond maturity. There are no scheduled payments prior to scheduled maturity; however, we may prepay outstanding borrowings prior to that date.

At October 10, 2010, we had $16.9 million of borrowings outstanding under the line of credit at an interest rate of 5.75%, and an available borrowing balance of $19.3 million. As of October 10, 2010, we were in compliance with the financial covenants of the agreement governing the line of credit.

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

Our amended line of credit matures on March 15, 2011, and the scheduled reductions in the availability of funds under the credit agreement will reduce our flexibility to respond to continuing negative economic conditions or other adverse developments as well as our ability to respond to attractive expansion opportunities. In anticipation of the scheduled maturity of the line of credit, management is in discussion with various financial institutions for a new line of credit which is expected to be in place upon maturity of the original credit facility.

Series B Preferred Stock

The 0.8 million shares of Series B Convertible Preferred Stock (“Series B preferred stock”) outstanding at October 10, 2010 are all owned by BFC Financial Corporation (“BFC”) and are convertible into an aggregate 1.6 million shares of common stock. The Series B preferred stock has a liquidation preference of $20.0 million, or $25.00 per share, (subject to anti-dilution provisions) plus accrued and unpaid dividends. The Series B preferred stock is convertible into our common stock at a conversion price of approximately $12.67 per share that equates to 1.97 shares of common stock for each share of Series B preferred stock (subject to anti-dilution provisions). The Series B preferred stock carries a dividend at the annual rate of $1.25 per share (or 5% of the purchase price) payable in cash or additional Series B preferred stock and votes on an “as if converted” basis together with our common stock on all matters put to a vote of the common stock holders. We pay quarterly dividends on the Series B preferred stock, and at October 10, 2010, accrued but unpaid dividends on the Series B preferred stock totaled $0.3 million.

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

Minority Stockholders Liability

As further discussed in Note 9, Commitments and Contingencies, of the consolidated financial statements, we will also use our capital resources to settle the outstanding liability incurred when the holders of the balance of Haru’s equity (the “minority stockholders”) exercised their put option in Haru Holding Corp. On July 1, 2005, the minority stockholders exercised the put option to sell their respective shares to us. On August 25, 2006, the former minority stockholders commenced litigation against us in connection with complaints relating to the calculation of the put option price. The suit (which was filed in the Supreme Court of the State of New York, County of New York, but has been removed to the United States District Court for the Southern District of New York) sought an award of $10.7 million, based on the minority stockholders’ own calculation of the put option price formula and actions allegedly taken by us to reduce the value of the put option. On December 19, 2007, the Court dismissed all of the claims against us, except for the breach of fiduciary duty and breach of contract claims. On March 5, 2010, the Court issued a decision stating that the price required to be paid by us to the minority stockholders would be approximately $3.7 million, our original calculation of the put option price. On April 2, 2010, the plaintiff appealed the Court’s decision. The outcome of the appeal is currently pending. As of October 10, 2010, we have accrued the amount determined by the Court. On October 13, 2010, the Court entered an Order requiring a closing within 30 days, upon which we are to pay the put option price as determined by the Court.  As of the date of this filing, the closing has taken place, and the liability has been relieved. The Court further concluded that the plaintiff is not entitled to prejudgment interest. As such, as of October 10, 2010, we have reversed the previously accrued interest of approximately $0.4 million.

Cash Obligations to Former Directors and Executives

We will use our capital resources to fund the remaining $1.6 million cash obligation as of October 10, 2010 in connection with the resignation of various former directors and executives during fiscal years 2010 and 2009.

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

Cash Flows

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

	Seven Periods Ended
	October 10,	October 11,
	2010	2009

Net cash provided by operating activities	$14,152	$15,373
Net cash used in investing activities	(3,434)	(12,417)
Net cash used in financing activities	(5,654)	(5,111)
Net increase (decrease) in cash and cash equivalents	$5,064	$(2,155)

We believe that our cash from operations will provide sufficient capital to fund operations and commitments and contingencies for at least the next twelve months. However, we believe that we may require additional capital if we are to resume a more aggressive growth strategy.

Operating Activities

Net cash provided by operating activities totaled $14.2 million and $15.4 million for the seven periods ended October 10, 2010 and October 11, 2009, respectively. The decrease in cash flow from operations is consistent with the increase in net loss during the same period.

Investing Activities

Capital expenditures were $3.5 million and $13.0 million for the seven periods ended October 10, 2010 and October 11, 2009, respectively. Capital expenditures during fiscal year 2011 are expected to total approximately $10.3 million, which includes $2.8 million for planned store remodels.

During the seven periods ended October 11, 2009, we received $0.2 million in insurance proceeds related to the Benihana teppanyaki restaurant located in Memphis, TN that was damaged by fire. The proceeds were used to rebuild the restaurant, which was re-opened on January 21, 2009.

During the seven periods ended October 11, 2009, in connection with the resignation of Joel Schwartz, our former Director, Chairman and Chief Executive Officer, approximately $0.3 million was withdrawn from the deferred compensation plan, and we realized a loss of less than $0.1 million.

Financing Activities

We began drawing on our line of credit with Wachovia in fiscal year 2008. Refer to “Financial Resources” above for a discussion of the amended terms of our line of credit agreement. During the seven periods ended October 10, 2010, we borrowed $57.4 million under the line of credit and made $62.9 million in payments. During the seven periods ended October 11, 2009, we borrowed $49.1 million under the line of credit and made $54.3 million in payments.

During the seven periods ended October 10, 2010 and October 11, 2009, proceeds from stock option exercises totaled $0.3 million and $0.6 million, respectively.

During each of the seven periods ended October 10, 2010 and October 11, 2009, we paid $0.5 million in dividends on the Series B preferred stock.

Contractual Obligations

During the seven periods ended October 10, 2010, there were no material changes outside the ordinary course of business to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010.

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

There were no significant changes to our accounting policies or significant estimates during the seven periods ended October 10, 2010.

Recently Issued Accounting Standards

For a description of the new accounting standards that may affect us, see Note 2, Recently Issued Accounting Standards, of the condensed consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein as a result of a number of factors, either individually or in combination, including, but not limited to, the success of our cost-control and other initiatives that we have implemented in response to the current adverse condition in the economy and the restaurant industry, changes in consumer dining preferences, the reaction of our customers and employees to, and the success of, the Benihana Teppanyaki Renewal Program and our Chef’s Table and Kabuki Kids programs, our ability to successfully expand, and make acquisitions within, our Benihana teppanyaki concept, the ability of our RA Sushi restaurants to succeed in various types of markets, offer us an additional growth vehicle or otherwise improve our financial conditions and operation results, our recent decisions to explore strategic alternatives, including a potential sale of the Company, fluctuations in commodity prices, availability of qualified employees, changes in the general economy and the availability and cost of securing capital, our ability to maintain compliance with the financial ratios contained in the agreement governing our line of credit with Wachovia, our ability to extend or refinance our line of credit with Wachovia or secure alternative financing, on acceptable terms, or at all, industry cyclicality, changes in consumer disposable income, competition within the restaurant industry, availability of suitable restaurant locations, harsh weather conditions in areas in which we and our franchisees operate restaurants or plan to build new restaurants, acceptance of our concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete restaurant construction and renovation programs and obtain governmental permits on a reasonably timely basis, the outcome of legal proceedings to which we are subject and other factors, certain of which may be outside of our control.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes.  We have no derivative agreements as of October 10, 2010.

We had $16.9 million of borrowings outstanding under our line of credit facility at October 10, 2010. Based on the amounts outstanding as of October 10, 2010, a 100 basis point change in interest rates would result in an approximate change to interest expense of approximately $0.1 million.

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

Changes in Internal Control over Financial Reporting

As of October 2010, we have outsourced certain accounting and finance functions to a third-party firm, InfoSync Services, LLC (“InfoSync). Although certain key controls related to the processing and recording of transactions is controlled by InfoSync, management retains ultimate responsibility over the internal controls over financial reporting for the Company.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Haru Minority Stockholders Litigation

On March 5, 2010, the Court issued a decision stating that the price required to be paid by us to the minority stockholders would be approximately $3.7 million, our original calculation of the put option price. On April 2, 2010, the plaintiff appealed the Court’s decision. The outcome of the appeal is currently pending. On October 13, 2010, the Court entered an Order requiring a closing within 30 days, upon which we are to pay the put option price as determined by the Court.  As of the date of this filing, the closing has taken place, and the liability has been relieved. The Court further concluded that the plaintiff is not entitled to prejudgment interest. As such, as of October 10, 2010, we have reversed the previously accrued interest of approximately $0.4 million.

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

On August 3, Alan Levan, Director, purchased in the open market 30,000 shares of the Company’s common stock, which purchase he timely disclosed on Form 4.  On August 4, John Abdo, Director, purchased in the open market 14,000 shares of the Company’s common stock, which purchase he also timely disclosed on Form 4.  The purchases followed a regular Company sales release but preceded the filing of the Company’s next Form 10-Q.  The Audit Committee completed its review of the purchases on November 3, 2010, and concluded that the purchases violated the Company’s securities trading policy and reinforced the Company’s policies and procedures to ensure future compliance by all officers and directors.

ITEM 5. OTHER INFORMATION.

a.
On November 15, 2010, the board of directors of the Company approved Indemnification Agreements between the Company and each of its directors (each, an “Indemnitee”). Each such Indemnification Agreement provides, among other things, that the Company will indemnify the Indemnitee to the fullest extent permitted by the Delaware General Corporation Law, including advancement of legal fees and other expenses incurred by the Indemnitee in connection with any legal proceedings arising out of the Indemnitee’s service as director and/or officer, subject to certain exclusions and procedures set forth in the Indemnification Agreement. Each such Indemnification Agreement is identical in all material respects to the form of Indemnification Agreement attached as Exhibit 10.1 hereto, which is incorporated in its entirety into this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit 10.1 –	Form of Indemnification Agreement

Exhibit 31.1 –	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 –	Interim Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 –	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 –	Interim Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benihana Inc.
(Registrant)

Date: November 19, 2010	/s/ Richard C. Stockinger
Richard C. Stockinger
President and Chief Executive Officer