Form 10-Q
period 2011-01-02
BENIHANA INC
filed 2011-02-15
CIK 935226

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2011

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
_________________________________

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

Common stock, $.10 par value: 5,608,872 shares outstanding at January 28, 2011
Class A common stock, $.10 par value: 9,862,628 shares outstanding at January 28, 2011

BENIHANA INC. AND SUBSIDIARIES

BENIHANA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)

	January 2,	March 28,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$3,380	$2,558
Receivables, net	1,553	1,929
Inventories	6,028	6,902
Income tax receivable	1,980	1,327
Prepaid expenses and other current assets	3,111	2,043
Investment securities available for sale - restricted	600	608
Deferred income tax asset, net	925	340
Total current assets	17,577	15,707

Property and equipment, net	185,793	194,261
Goodwill	6,896	6,896
Deferred income tax asset, net	9,665	9,286
Other assets, net	5,617	7,940
Total assets	$225,548	$234,090

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,522	$5,262
Accrued expenses	25,790	23,617
Accrued put option liability	-	4,100
Borrowings under line of credit	12,847	22,410
Total current liabilities	46,159	55,389

Deferred obligations under operating leases	14,068	13,802
Other long term liabilities	1,118	1,560
Total liabilities	61,345	70,751

Commitments and contingencies (Notes 5 and 9)

Convertible preferred stock - $1.00 par value; authorized -
5,000,000 shares; Series B mandatory redeemable convertible
preferred stock - authorized - 800,000 shares; issued and outstanding –
800,000 shares, respectively, with a liquidation preference of $20 million
plus accrued and unpaid dividends	19,690	19,623

Stockholders’ Equity
Common stock - $.10 par value; convertible into Class A common stock; authorized, 12,000,000 shares; issued and outstanding,
5,608,872 and 5,647,780 shares, respectively	561	564
Class A common stock - $.10 par value; authorized, 32,500,000 shares;
issued and outstanding, 9,862,628 and 9,768,611 shares, respectively	986	977
Additional paid-in capital	71,381	70,589
Retained earnings	71,551	71,598
Accumulated other comprehensive income (loss), net of tax	34	(12)
Total stockholders’ equity	144,513	143,716
Total liabilities, convertible preferred stock and stockholders' equity	$225,548	$234,090

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(In thousands, except per share information)

	Three Periods Ended		Ten Periods Ended
	January 2,	January 3,	January 2,	January 3,
	2011	2010	2011	2010

Revenues:
Restaurant sales	$72,492	$69,971	$244,536	$234,425
Franchise fees and royalties	403	407	1,318	1,273
Total revenues	72,895	70,378	245,854	235,698

Restaurant Expenses:
Cost of food and beverage sales	17,582	16,964	59,681	55,968
Restaurant operating expenses	46,703	46,986	159,131	159,903
Restaurant opening costs	-	-	8	1,063
General and administrative expenses	7,298	4,785	27,199	17,074
Impairment charges	-	12,347	-	12,347
Total operating expenses	71,583	81,082	246,019	246,355

Income (Loss) from operations	1,312	(10,704)	(165)	(10,657)
Interest expense, net	(212)	(440)	(485)	(1,244)

Income (Loss) before income taxes	1,100	(11,144)	(650)	(11,901)
Income tax expense (benefit)	(1,079)	(257)	(1,436)	(1,267)

Net Income (Loss)	2,179	(10,887)	786	(10,634)
Less: Accretion of preferred stock issuance costs and
preferred stock dividends	250	250	833	833

Net income (loss) attributable to common stockholders	$1,929	$(11,137)	$(47)	$(11,467)

Earnings (Loss) Per Share
Basic earnings (loss) per common share	$0.12	$(0.72)	$(0.00)	$(0.75)
Diluted earnings (loss) per common share	$0.12	$(0.72)	$(0.00)	$(0.75)

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Ten Periods Ended January 2, 2011 and January 3, 2010
(In thousands, except share information)

					Accumulated
					Other
		Class A	Additional		Comprehensive	Total
	Common	Common	Paid-in	Retained	(Loss) Income,	Stockholders’
	Stock	Stock	Capital	Earnings	Net of Tax	Equity

Balance, March 29, 2009	$560	$970	$69,479	$81,625	$(197)	$152,437
Comprehensive loss:
Net loss				(10,634)		(10,634)
Net change in unrealized loss on
investment securities available for sale,
net of tax					153	153
Total comprehensive loss						(10,481)

Issuance of 31,625 shares of common stock
and 76,250 shares of Class A common
stock from exercise of options	3	7	552			562
Dividends declared on Series B preferred stock				(766)		(766)
Accretion of issuance costs on Series B
preferred stock				(67)		(67)
Stock-based compensation			379			379
Excess tax benefit from stock option exercises			32			32
Balance, January 3, 2010	$563	$977	$70,442	$70,158	$(44)	$142,096

					Accumulated
					Other
		Class A	Additional		Comprehensive	Total
	Common	Common	Paid-in	Retained	(Loss) Income,	Stockholders’
	Stock	Stock	Capital	Earnings	Net of Tax	Equity

Balance, March 28, 2010	$564	$977	$70,589	$71,598	$(12)	$143,716
Comprehensive loss:
Net income				786		786
Net change in unrealized loss on
investment securities available for sale,
net of tax					46	46
Total comprehensive loss						(354)

Issuance of 7,109 shares of common stock
and 48,000 shares of Class A common
stock from exercise of options	1	5	286			292
Conversion of 46,017 shares of common
stock into 46,017 shares of Class A						-
common stock	(4)	4				-
Dividends declared on Series B preferred stock				(766)		(766)
Accretion of issuance costs on Series B
preferred stock				(67)		(67)
Stock-based compensation			423			423
Excess tax benefit from stock option exercises			83			83
Balance, January 2, 2011	$561	$986	$71,381	$71,551	$34	$144,513

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Ten Periods Ended
	January 2,	January 3,
	2011	2010

Operating Activities:
Net (loss) income	$786	$(10,634)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,727	15,511
Non-cash impairment charges	-	12,347
Stock-based compensation	423	379
Excess tax benefit from stock option exercises	(46)	(32)
(Gain)/Loss on disposal of assets	(46)	1
Write-off of abandoned projects	159	-
Deferred income taxes	(996)	18
Change in operating assets and liabilities that provided (used) cash:
Receivables	376	(115)
Inventories	1,012	(1,247)
Prepaid expenses and other current assets	(1,068)	(1,484)
Income taxes and other long term liabilities	(1,187)	627
Other assets	(178)	325
Accounts payable	2,231	2,487
Accrued expenses and deferred obligations under operating leases	(1,779)	3,000
Net cash provided by operating activities	17,414	21,183
Investing Activities:
Expenditures for property and equipment and computer software	(6,791)	(15,677)
Proceeds from sale of property and equipment and computer software	48	-
Collection of insurance proceeds	-	174
Sale of investment securities, available for sale, net	86	353
Net cash used in investing activities	(6,657)	(15,150)
Financing Activities:
Borrowings on line of credit	80,759	73,003
Repayments on line of credit	(90,322)	(80,062)
Debt issuance costs	-	(254)
Dividends paid on Series B preferred stock	(747)	(747)
Proceeds from issuance of common stock and Class A common stock upon exercise
of stock options	292	562
Excess tax benefit from stock option exercises	83	32
Net cash used in financing activities	(9,935)	(7,466)
Net increase (decrease) in cash and cash equivalents	822	(1,433)
Cash and cash equivalents, beginning of period	2,558	3,891
Cash and cash equivalents, end of period	$3,380	$2,458

Supplemental Disclosures of Cash Flow Information:
Cash paid during the ten periods:
Interest	$798	$1,009
Income taxes	221	574
Noncash investing and financing activities:
Acquired property and equipment for which cash payments had not yet been made	$458	$963
Accrued but unpaid dividends on the Series B preferred stock	257	260
Change in unrealized loss on investment securities available for sale, net of tax	46	153

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General

The accompanying condensed consolidated balance sheet as of March 28, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of Benihana Inc. and Subsidiaries (“we, “our,” “us,” the “Company”) as of, and for the three and ten periods (twelve and forty weeks, respectively) ended, January 2, 2011 have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 28, 2010 appearing in our Annual Report on Form 10-K filed with the SEC.

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

These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The results of operations for the three and ten periods ended January 2, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Certain amounts in the three and ten periods ended January 3, 2010 have been reclassified to allocate certain marketing expenses as restaurant operating expenses. These marketing expenses were previously reflected as general and administrative expenses.  Management believes that this new presentation provides better comparison to our competitors. We reclassified $1.4 million and $5.7 million for the three and ten periods ended January 3, 2010, respectively.

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

3.	Inventories

Inventories consist of the following (in thousands):

	January 2,	March 28,
	2011	2010

Food and beverage	$2,906	$2,794
Supplies	3,122	4,108

	$6,028	$6,902

4.	Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of the items as of January 2, 2011 and March 28, 2010. We believe that the carrying amount of our debt at January 2, 2011 and March 28, 2010 approximated fair value due to the variable rates associated with the debt instrument and the recent amendments to our line of credit agreement (refer to Note 5, Long-Term Debt).

As of January 2, 2011, we held certain publicly traded mutual funds that invest in debt and equity securities that are required to be measured at fair value on a recurring basis. We invest in these mutual funds to mirror and track the performance of the elections made by employees that participate in our deferred compensation plan. These mutual fund investments are classified as available for sale and are carried at fair value, with unrealized gains and losses reflected as a separate component of stockholders’ equity. We determined the fair value of our investment securities available for sale using quoted market prices (Level 1 in the fair value hierarchy).

The following tables disclose, as of January 2, 2011 and March 28, 2010, our available for sale investment securities at both the cost basis and fair value by investment type. None of our available for sale investment securities were at a net loss position as of January 2, 2011 or March 28, 2010.

	January 2, 2011		March 28, 2010
	Cost	Fair value	Cost	Fair value

Equity securities	$361	$419	$382	$402
Fixed income securities	65	68	86	86
Money market fund deposits	113	113	120	120
	$539	$600	$588	$608

We periodically evaluate unrealized losses in our available for sale investment securities for other-than-temporary impairment using both qualitative and quantitative criteria and, as of January 2, 2011, determined that there was no other-than-temporary impairment.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the valuation of our reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment. None of our nonfinancial assets or nonfinancial liabilities were measured at fair value as of January 2, 2011 or March 28, 2010.

5.	Long-Term Debt

We have a line of credit with Wachovia Bank, National Association (“Wachovia”), which we may draw upon as we deem advisable for working capital, capital expenditures and general corporate purposes. At the end of the second quarter of fiscal year 2010, we were determined to not be in compliance with certain of the financial covenants contained in the agreement governing the line of credit. In connection with the determination, during the third quarter of fiscal year 2010, the line of credit was amended to decrease our borrowing capacity under the line from $60.0 million to $40.5 million, effective immediately, and to $37.5 million at July 18, 2010. On January 2, 2011, the last day of the third quarter of fiscal year 2011, the amount available to borrow was further reduced to $32.5 million through maturity. Our borrowing capacity under the line of credit is also reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $1.3 million at January 2, 2011 and will be further reduced by 25% of any net cash proceeds we may receive in connection with any sale of our equity securities. The agreement governing our line of credit requires that we maintain certain financial ratios and profitability amounts and restricts the payment of cash dividends as well as the use of proceeds to purchase our stock. Borrowings under the line of credit are secured by the assets of Benihana Inc. (including first mortgages on all real estate owned by the Company). The line of credit provides for a commitment fee of 0.25% on the unused portion of the loan commitment and interest rates payable at 4.75% above the applicable LIBOR rate with a LIBOR floor of 1.0%. The line of credit provided for a minimum fixed charge coverage ratio of 1.10:1.00 through July 18, 2010, at which time it was increased to a minimum of 1.35:1.00, and a maximum leverage ratio of 5.00:1.00 through July 18, 2010 and 4.50:1.00 by the end of the second quarter of fiscal year 2011 through, and including, the third quarter of fiscal year 2011. All borrowings under the line of credit are scheduled to mature and become due on March 15, 2011. There are no scheduled payments prior to scheduled maturity; however, we may prepay outstanding borrowings prior to that date.

At January 2, 2011, we had $12.8 million of borrowings outstanding under the line of credit at an interest rate of 5.75%, and an available borrowing balance of $18.4 million. As of January 2, 2011, we were in compliance with the financial covenants of the agreement governing the line of credit.

We entered into an Amended and Restated Credit Agreement with Wells Fargo (as successor by merger to Wachovia Bank, National Association) on February 10, 2011. The new credit facility provides us a borrowing capacity of $30 million, with an option to increase the principal amount of the credit facility by $5.0 million to $35.0 million, subject to certain conditions. The Credit Facility is scheduled to mature on February 10, 2014. The credit facility is secured by the assets of the Company. There are no scheduled principal payments prior to maturity. The Company may, however, prepay outstanding borrowings prior to that date without penalty. The line of credit provides for an initial commitment fee of 0.5% on the unused portion of the loan commitment and an initial interest rate of 4.25% plus LIBOR. Both the commitment fee and the interest rate adjust based on a leverage ratio, as defined by the agreement. While providing for working capital, capital expenditures and general corporate purposes, the agreement requires that the Company maintains certain financial ratios and profitability amounts and restricts the amount of cash dividends paid and stock repurchases of the Company, as well as acquisitions and other investments.

6.	Income Taxes

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the three and ten periods ended January 2, 2011, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made. During the three and ten periods ended January 2, 2011, our effective income tax rate was impacted by increasing tax credits and a reduction in book income.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We file income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, we are no longer subject to federal and state income tax examinations for years prior to fiscal year 2007. As of January 2, 2011, we had $0.2 million of gross unrecognized tax benefits, most of which would impact the tax rate if recognized and an immaterial accrued for the payment of interest. We do not believe we have any potential liability for the payment of penalties. Of the total unrecognized tax benefits at January 2, 2011, we believe it is reasonably possible that this amount could be reduced by $0.1 million in the next twelve months due to the expiration of applicable statutes of limitations. As of March 28, 2010, we had $0.3 million of gross unrecognized tax benefits, all of which would impact the tax rate if recognized. Unrecognized tax benefits and related interest are generally classified as other long term liabilities in the accompanying condensed consolidated balance sheets. It is our continuing policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

7.	Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period.  The diluted earnings (loss) per common share computation includes dilutive common share equivalents issued under our various stock option plans and takes into account the conversion rights of our Series B preferred stock.

The components used in the computation of basic earnings (loss) per share and diluted earnings (loss) per share for the three and ten periods ended January 2, 2011 and January 3, 2010 are shown below (in thousands):

	Three Periods Ended		Ten Periods Ended
	January 2,	January 3,	January 2,	January 3,
	2011	2010	2011	2010

Net income (loss), as reported	$2,179	$(10,887)	$786	$(10,634)
Less: Accretion of preferred stock issuance costs and
preferred stock dividends	250	250	833	833
Loss for computation of basic earnings (loss) per common
share	1,929	(11,137)	(47)	(11,467)
Add: Accretion of preferred stock issuance costs and
preferred stock dividends	250	-	-	-
Earnings (Loss) for computation of diluted earnings (loss)
per common share	$2,179	$(11,137)	$(47)	$(11,467)

Weighted average number of common shares used in basic	15,471	15,404	15,457	15,383
earnings (loss) per share effect of dilutive securities:
Stock options	32	-	-	-
Series B preferred stock	2,754	-	-	-
Weighted average number of common shares and dilutive
potential common stock used in diluted earnings (loss) per share	18,257	15,404	15,457	15,383

In computing diluted earnings (loss) per share, the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, and in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any preferred stock dividends and any other changes in income or loss that would result from the conversion of those securities. In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive.

For the three periods ended January 2, 2011, stock options to purchase approximately 0.5 million shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. Due to the net loss attributable to common shareholders for the ten periods ended January 2, 2011 and the three and ten periods ended January 3, 2010, all potentially dilutive shares were excluded from the denominator of the earnings per share calculation as including such shares would have been anti-dilutive. Similarly, the numerator was not adjusted to add back any preferred stock issuance costs or preferred stock dividends as including such amounts would have been anti-dilutive.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Stock-Based Compensation

On August 20, 2009, our stockholders approved an amendment to our 2007 Equity Incentive Plan. The amendment (i) increased the number of authorized shares of our Class A common stock available for issuance under the equity plan by 2,000,000 shares to an aggregate of 2,750,000 shares, (ii) increased the number of shares which may be issued under the equity plan upon the exercise of incentive stock options by 1,450,000 shares to an aggregate of  2,000,000 shares and (iii) increased the maximum number of shares for which an employee of the Company may be granted equity awards under the equity plan during any calendar year by 550,000 shares to 750,000 shares. As of January 2, 2011, 170,233 shares of restricted Class A common stock, net of forfeitures, and options to purchase 343,287 shares of Class A common stock, net of cancellations, have been granted under the equity plan. Accordingly, 2,236,480 shares remain available for future grants under the equity plan.

We recorded $0.2 million ($0.1 million, net of tax) and $0.1 million (less than $0.1 million, net of tax) in stock-based compensation expense during the three periods ended January 2, 2011 and January 3, 2010, respectively. We recorded $0.4 million ($0.2 million, net of tax) and $0.4 million ($0.2 million, net of tax) in stock-based compensation expense during the ten periods ended January 2, 2011 and January 3, 2010, respectively.

Stock Options

Options to purchase 90,000 and 60,000 shares of Class A common stock were granted during the ten periods ended January 2, 2011 and January 3, 2010, respectively. The following assumptions were used in the Black-Scholes option pricing model used in valuing options granted.

	January 2,	January 3,
	2011	2010
Risk free interest rate	2.74%	3.90%
Expected term	3 years	3 years
Expected dividend yield	-	-
Expected volatility	79%	75%

The following is a summary of stock option activity for the ten periods ended January 2, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
		(per share)	(in years)	(in thousands)
Outstanding at March 28, 2010	953,713	$10.10	4.22	$208
Granted	90,000	7.55
Canceled/Expired	(178,179)	9.66
Exercised	(55,109)	5.29
Outstanding at January 2, 2011	810,425	$10.24	5.60	$464
Exercisable at January 2, 2011	643,136	$10.75	4.66	$406

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. For the ten periods ended January 2, 2011, the total intrinsic value of stock options exercised was less than $0.1 million. Upon the exercise of stock options, shares are issued from the Company’s authorized but unissued shares. At January 2, 2011, total unrecognized compensation cost related to non-vested stock-based compensation totaled $0.4 million and is expected to be recognized over a weighted average period of approximately 0.8 years.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Stock

The following is a summary of restricted stock activity for the ten periods ended January 2, 2011:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
		(per share)

Nonvested at March 28, 2010	3,068	$10.35
Granted	150,000	7.95
Forfeited	(2,267)	10.35
Vested	-	-
Nonvested at January 2, 2011	150,801	$7.96

The aggregate intrinsic value of vested restricted stock awards at each of January 2, 2011 and March 28, 2010 was $0.2 million. At January 2, 2011, there was $1.1 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over a weighted average period of approximately 2.6 years.

9.	Commitments and Contingencies

Acquisitions – Haru Holding Corp. - In December 1999, we completed the acquisition of 80% of the equity of Haru Holding Corp. ("Haru"). The acquisition was accounted for using the purchase method of accounting. Pursuant to the purchase agreement, at any time during the period from July 1, 2005 through September 30, 2005, the holders of the balance of Haru's equity (the “minority stockholders”) had a one-time option to sell their remaining shares to us (the "put option"). The exercise price under the put option was to be calculated as 4.5 times Haru's consolidated cash flow for the fiscal year ended March 27, 2005 less the amount of Haru's debt (as that term was defined in the purchase agreement) at the date of the computation. On July 1, 2005, all of the minority stockholders exercised the put option, and we acquired the remaining 20% of the equity of Haru.

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

On December 19, 2007, the Court dismissed all of the claims against us, except for the breach of fiduciary duty and breach of contract claims. Under a decision issued by the Court on March 5, 2010, the price required to be paid by us to the minority stockholders was determined to be approximately the $3.7 million originally calculated by us. On April 2, 2010, the plaintiff appealed the Court’s decision. On October 13, 2010, the Court entered an Order requiring a closing within 30 days, upon which we were ordered to pay the put option price as determined by the Court. On November 10, 2010, we paid the amount owed and relieved any related outstanding liability. The outcome of the April 2010 appeal is still pending.

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

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Supply Agreements – We have entered into non-cancellable national supply agreements for the purchase of certain beef and seafood items, as well as produce, oils and other items used in the normal course of business, at fixed prices for up to twelve-month terms. The purpose of the supply agreements is to reduce the potential impact of volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

Other – Refer to Note 13, Resignation of Former Director and Executive Vice President – Operations and Former Vice President – Finance, Chief Financial Officer and Treasurer.

10.	Restaurant Operating Expenses

Restaurant operating expenses consist of the following (in thousands):

	Three Periods Ended		Ten Periods Ended
	January 2,	January 3,	January 2,	January 3,
	2011	2010	2011	2010

Labor and related costs	$23,803	$24,126	$81,403	$82,900
Restaurant supplies	2,020	2,103	6,245	6,539
Credit card discounts	1,475	1,395	4,871	4,549
Advertising and promotional costs	2,854	2,403	9,122	8,758
Utilities	2,104	1,870	8,195	7,087
Occupancy costs	4,731	4,796	16,064	16,104
Depreciation and amortization	4,399	4,456	15,227	14,571
Other restaurant operating expenses	5,317	5,837	18,004	19,395
Total restaurant operating expenses	$46,703	$46,986	$159,131	$159,903

11.	Impairment Charges

During the three periods ended January 3, 2010, we recorded impairment charges of $12.3 million ($11.8 million net of tax) comprised of $11.1 million associated with goodwill for the Benihana teppanyaki reporting unit and $1.2 million ($0.7 million net of tax) to write-down certain restaurants’ property and equipment to estimated fair value. For a complete discussion of the fiscal year 2010 impairment charges, please see Note 11 of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010. No such impairment charges were recorded during the three or ten periods ended January 2, 2011.

12.	Segment Reporting

Our reportable segments are those that are based on our methods of internal reporting and management structure. We manage operations by restaurant concept.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues for each of the segments consist of restaurant sales. Franchise revenues, while generated from Benihana franchises, have not been allocated to the Benihana teppanyaki segment but instead are reflected as corporate revenues.

The tables below present information about reportable segments (in thousands):

	Three Periods Ended
	January 2, 2011
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$49,306	$15,862	$7,324	$403	$72,895
Depreciation and amortization	3,149	804	449	223	4,625
Income (loss) from operations	5,551	721	720	(5,680)	1,312
Capital expenditures	2,393	681	145	31	3,250

	Three Periods Ended
	January 3, 2010
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$46,462	$16,105	$7,404	$407	$70,378
Depreciation and amortization	3,173	846	444	326	4,789
Impairment charges	11,796	256	295	-	12,347
(Loss) income from operations	(8,874)	640	640	(3,110)	(10,704)
Capital expenditures	2,056	382	287	-	2,725

	Ten Periods Ended
	January 2, 2011
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$161,693	$57,727	$25,116	$1,318	$245,854
Depreciation and amortization	10,817	2,881	1,555	2,474	17,727
Income (loss) from operations	14,685	4,263	2,435	(21,548)	(165)
Capital expenditures	4,892	1,098	596	205	6,791

	Ten Periods Ended
	January 3, 2010
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$154,115	$55,283	$25,027	$1,273	$235,698
Depreciation and amortization	10,381	2,598	1,620	912	15,511
Impairment charges	11,796	256	295	-	12,347
Income (loss) from operations	(4,638)	1,889	2,548	(10,456)	(10,657)
Capital expenditures, net of
insurance proceeds	10,028	4,292	778	405	15,503

13.	Resignation of Former Director and Executive Vice President – Operations and Former Vice President – Finance, Chief Financial Officer and Treasurer

Effective as of December 18, 2009, Taka Yoshimoto resigned from his positions as Director and Executive Vice President – Operations. In connection with Mr. Yoshimoto’s resignation, on December 22, 2009, we entered into an agreement with Mr. Yoshimoto which provides for, among other things, payment to Mr. Yoshimoto of $19,340 per month for twelve months commencing on January 15, 2010, and payment, on Mr. Yoshimoto’s behalf, of any premiums under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) applicable to Mr. Yoshimoto’s health insurance coverage until December 15, 2010.  In consideration for such payments, Mr. Yoshimoto agreed, among other things, to release us and our affiliates from any and all claims which Mr. Yoshimoto may otherwise have against us or our affiliates.  Accordingly, during the three and ten periods ended January 3, 2010, we recognized a charge of $0.2 million in connection with the resignation of Taka Yoshimoto, included in marketing, general and administrative expenses in the accompanying condensed consolidated statements of income (loss).

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effective as of January 13, 2010, Jose I. Ortega resigned from his positions as Vice President – Finance, Chief Financial Officer and Treasurer. In connection with Mr. Ortega’s resignation, on January 14, 2010, we entered into an agreement with Mr. Ortega pursuant to which Mr. Ortega agreed to provide consulting services to us with regard to accounting, SEC filings and other financial matters for ninety days. During the consulting period, we paid Mr. Ortega the base compensation payable to him at the time of his resignation, and we have agreed to pay Mr. Ortega $200,000 over the twelve-month period following the end of the consulting period. In addition, we will make payments, on behalf of Mr. Ortega, of any premiums under COBRA applicable to the health insurance coverage of Mr. Ortega and his qualified dependents until we make our final payment. In consideration for the payments to be made under the agreement, Mr. Ortega agreed, among other things, to release us and our affiliates from any and all claims which he might otherwise have against us or our affiliates. During the ten periods ended January 2, 2011, we recognized a charge of approximately $0.2 million upon conclusion of the consulting period.

14.	Related Party Transaction

During fiscal year 2010, we engaged Snapper Creek Equity Management, LLC, a wholly-owned subsidiary of BFC (Snapper Creek), to provide management, financial advisory and other consulting services. For the ten periods ended January 2, 2011, we have incurred approximately $0.5 million in consulting fees. Effective November 30, 2010, we are no longer engaging Snapper Creek to provide any services.

During fiscal year 2010, we engaged Risk Management Services (RMS), an affiliate of BFC, to provide insurance and risk management services. As of January 2, 2011, we are no longer engaging RMS to provide any services.

15.	Other Matters

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

16.	Subsequent Events

We have completed an evaluation of subsequent events, and we believe that no material subsequent events have occurred since January 2, 2011 that required recognition or disclosure in our current period financial statements, other than those discussed herein.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Total revenues increased 3.6% and 4.3% in the three and ten periods ended January 2, 2011 compared to the corresponding periods a year ago. Net loss turned into a net income position in the three and ten periods ended January 2, 2011 compared to the corresponding periods a year ago. Earnings per share for the three periods ended January 2, 2011 increased to $0.12 from loss per share of $0.72 in the same period prior year. Earnings per share for the ten periods ended January 2, 2011 approximated break-even from a loss per share of $0.75 in the corresponding period a year ago.

Restaurant-level results for the three and ten periods ended January 2, 2011 continued to improve in a challenging economic environment. In response to the ongoing macroeconomic and industry challenges, we are actively managing our controllable expenses, and, in an effort to increase traffic, we continue to highlight the distinct nature of the guest experience with a new multi-media campaign at the Benihana teppanyaki concept and through a combination of value-based promotions, media advertising and local marketing initiatives at our RA Sushi and Haru concepts. We believe these initiatives were integral in the improvement of our restaurant operating results for the three and ten periods ended January 2, 2011 compared to the same period in the prior year.

Our core concept, the Benihana teppanyaki restaurant, offers teppanyaki-style Japanese cuisine in which fresh steak, chicken and seafood are prepared by a chef on a steel teppan grill at the center of the guests’ table. We believe that the Benihana style of presentation makes us a unique choice for guests, and guests who are seeking greater value for their dining budget appreciate the added entertainment provided by the chef cooking directly at their table. In addition to our Benihana teppanyaki restaurants, we also operate two other restaurant concepts offering Asian, predominately sushi, entrees.

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

Additionally, we have launched several initiatives which are designed to create greater awareness for the concept and strengthen guest connectivity. In April 2009, we initiated the Chef’s Table marketing program, an email database which is being utilized for value-based promotions and building brand loyalty. The database is currently comprised of approximately 1,515,000 addresses. The Kabuki Kids program, initiated in September 2009 as our Children’s Club, now has approximately 180,000 participants and addresses this very important guest constituency, as children are often the prime drivers in bringing families to Benihana. In January 2010, we introduced our Chef’s Specials, which offer monthly specials comprised of a specific meal for 2 for a set price. We are also rolling out express lunch and happy hour options at certain of our Benihana locations.

In light of prevailing economic conditions and costs incurred to implement the Renewal Program, beginning in fiscal year 2010 and for the ten periods ended January 2, 2011, we have focused on conserving cash and increasing operating efficiencies. However, as the overall economy is beginning to stabilize and the results of the Renewal Program are realized, we plan to resume restaurant expansion and may seek to selectively make acquisitions within our Benihana concept. Accordingly, with the assistance of The Parthenon Group, a strategic growth advisor, we have performed an in depth reevaluation and analysis of our site selection and other development guidelines in an effort to ensure that future development is in line with our overall growth strategy.

The RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a fun-filled, high-energy environment designed to cater to a younger demographic. We believe that RA Sushi restaurants are suitable for a variety of real estate locations, including “life-style” centers, shopping centers and malls, as well as areas with a nightlife component. RA Sushi’s beverage sales represent 31.4% of restaurant sales. The RA Sushi restaurants are less expensive to build than our other two concepts and offer us an additional growth vehicle that we believe can succeed in various types of markets.

Our Haru concept features an extensive menu of traditional Japanese and Japanese fusion dishes in a modern, urban atmosphere. We believe that the Haru concept is well suited for densely populated cities with nearby shopping, office and tourist areas. The Haru concept generates high average restaurant sales volumes from take-out and delivery. Approximately 32.7% of our Haru locations’ revenues are derived from delivery and takeout sales.

The following tables reflect changes in our restaurant count during the three and ten periods ended January 2, 2011 and January 3, 2010:

	Three Periods Ended				Ten Periods Ended
	January 2, 2011				January 2, 2011
	Teppanyaki	RA Sushi	Haru	Total	Teppanyaki	RA Sushi	Haru	Total

Restaurant count,
beginning of period	63	25	9	97	63	25	9	97
Openings	-	-	-	-	-	-	-	-
Closings	-	-	-	-	-	-	-	-
Restaurant count,
end of period	63	25	9	97	63	25	9	97

	Three Periods Ended				Ten Periods Ended
	January 3, 2010				January 3, 2010
	Teppanyaki	RA Sushi	Haru	Total	Teppanyaki	RA Sushi	Haru	Total

Restaurant count,
beginning of period	65	24	9	98	64	22	9	95
Openings	-	1	-	1	1	3	-	4
Closings	(1)	-	-	(1)	(1)	-	-	(1)
Restaurant count,
end of period	64	25	9	98	64	25	9	98

As of January 2, 2011, there were also 20 franchised Benihana teppanyaki restaurants operating in the United States, Latin America and the Caribbean.

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

Three Periods Ended January 2, 2011 Compared to January 3, 2010:

The following tables show our operating results, as well as our operating expenses as a percentage of restaurant sales, for the three periods ended January 2, 2011 and January 3, 2010 (dollar amounts in thousands):

			Three periods ended January 2, 2011
	Teppanyaki		RA Sushi		Haru		Corporate		Consolidated
Revenues:
Restaurant sales	$49,306	100.0%	$15,862	100.0%	$7,324	100.0%	$-	-	$72,492	100.0%
Franchise fees and royalties	-		-		-		403		403
Total revenues	49,306		15,862		7,324		403		72,895

Restaurant expenses:
Cost of food and beverage sales	11,789	23.9%	4,070	25.7%	1,723	23.5%	-	-	17,582	24.3%
Restaurant operating expenses*	31,457	63.8%	10,559	66.6%	4,687	64.0%	-	-	46,703	64.4%
Restaurant opening costs	-	0.0%	-	0.0%	-	-	-	-	-	0.0%
General and administrative expenses*	509	1.0%	512	3.2%	194	2.6%	6,083	n/m	7,298	10.1%
Total operating expenses	43,755	88.7%	15,141	95.5%	6,604	90.2%	6,083	-	71,583	98.7%

Income (loss) from operations	$5,551	11.3%	$721	4.5%	$720	9.8%	$(5,680)	n/m	$1,312	1.8%

			Three periods ended January 3, 2010
	Teppanyaki		RA Sushi		Haru		Corporate		Consolidated
Revenues:
Restaurant sales	$46,462	100.0%	$16,105	100.0%	$7,404	100.0%	$-	-	$69,971	100.0%
Franchise fees and royalties	-		-		-		407		407
Total revenues	46,462		16,105		7,404		407		70,378

Restaurant expenses:
Cost of food and beverage sales	11,235	24.2%	4,097	25.4%	1,632	22.0%	-	-	16,964	24.2%
Restaurant operating expenses*	31,720	68.3%	10,595	65.8%	4,671	63.1%	-	-	46,986	67.2%
Restaurant opening costs	-	0.0%	-	0.0%	-	-	-	-	-	0.0%
General and administrative expenses*	585	1.3%	517	3.2%	166	2.2%	3,517	n/m	4,785	6.8%
Impairment charges	11,796	25.4%	256	1.6%	295	4.0%	-	n/m	12,347	17.6%
Total operating expenses	55,336	119.1%	15,465	96.0%	6,764	91.4%	3,517	-	81,082	115.9%

(Loss) income from operations	$(8,874)	-19.1%	$640	4.0%	$640	8.6%	$(3,110)	n/m	$(10,704)	-15.3%

*Includes depreciation and amortization expense as follows:

			Three periods ended January 2, 2011
	Teppanyaki		RA Sushi		Haru		Corporate		Consolidated
Restaurant operating expenses	$3,149	6.4%	$804	5.1%	$449	6.1%	$-		$4,402
General and administrative expenses	-	0.0%	-	0.0%	-	0.0%	223	n/m	223
Depreciation and amortization expense	$3,149		$804		$449		$223		4,625	6.4%

			Three periods ended January 3, 2010
	Teppanyaki		RA Sushi		Haru		Corporate		Consolidated
Restaurant operating expenses	$3,173	6.8%	$846	5.3%	$444	6.0%	$-	-	$4,463
General and administrative expenses	-	0.0%	-	0.0%	-	0.0%	326	n/m	326
Depreciation and amortization expense	$3,173		$846		$444		$326		4,789	6.8%

In the aggregate, operations improved $12.0 million from a loss from operations of $10.7 million to income from operations of $1.3 million, for the three periods ended January 2, 2011, when compared to the same period in the prior fiscal year. By concept, Benihana turned from a loss position to income from operations, and income from operations increased 12.7% at RA and 12.5% at Haru during the three periods ended January 2, 2011, resulting in income from operations of $5.6 million, $0.7 million and $0.7 million, respectively. These changes in income from operations, when compared to the same period in the prior fiscal year, are due to changes in revenues and operating expenses as further discussed under the headings “Revenues” and “Costs and Expenses” below.

REVENUES

The following table summarizes the changes in restaurant sales for the three periods ended January 2, 2011 compared to the three periods ended January 3, 2010 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the three periods ended January 3, 2010	$46,462	$16,105	$7,404	$69,971
Increase (decrease) in comparable sales	3,386	(243)	(80)	3,064
Decrease from closed restaurants	(542)	-	-	(543)
Restaurant sales during the three periods ended January 2, 2011	$49,306	$15,862	$7,324	$72,492

The following table summarizes comparable restaurant sales by concept and percent changes for the three periods ended January 2, 2011, when compared to the same period in the prior fiscal year as well. Restaurants are considered comparable when they are open during the same periods in the two periods being compared. New restaurants enter the comparable base when they have been open for more than one year. Restaurants may leave and enter the comparable restaurant base as they are closed for renovation and subsequently re-open.

	Three Periods Ended
	January 2,	January 3,	Percentage
	2011	2010	change
Comparable restaurant sales by concept:
Teppanyaki	$49,306	$45,920	7.3%
RA Sushi	15,862	16,105	-1.5%
Haru	7,324	7,404	-1.1%
Total comparable restaurant sales	$72,493	$69,429	4.4%

Benihana (Teppanyaki) – Sales for the Benihana teppanyaki restaurants increased $2.8 million, or 6.1%, for the three periods ended January 2, 2011 as compared to the same period in the prior year. The increase is attributable to increases in sales from restaurants opened longer than one year of $3.4 million, offset by lost sales attributable to permanent and temporary restaurant closures totaling $0.5 million. Total comparable restaurant sales for Benihana teppanyaki restaurants opened longer than one year increased 7.3% due primarily to an increase of 11.4% in dine-in guest counts offset by a decrease of 3.8% in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $27.04 during the three periods ended January 2, 2011 compared to $28.10 during the same period in the prior year.

RA Sushi - Sales for the RA Sushi restaurants remained relatively flat for the three periods ended January 2, 2011 compared to the same period in the prior year. Total comparable restaurant sales for RA Sushi restaurants opened longer than one year decreased 1.5% due primarily to a decrease of 1.8% in dine-in guest counts, offset by an increase of 0.3% in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $20.87 during the three periods ended January 2, 2011 compared to $20.82 during the same period in the prior year.

Haru - Sales for the Haru restaurants remained relatively flat for the three periods ended January 2, 2011 compared to the same period in the prior year. Total comparable restaurant sales for Haru restaurants opened longer than one year decreased 1.1%. Dine-in sales, which comprised 65.7% percent of restaurant sales, decreased 1.0% primarily due to a 4.0% decrease in the average per person dine-in guest check, offset by a 3.2% increase in dine-in guest counts. Take-out sales, which comprised 34.3% of restaurant sales, increased 2.2%. The average comparable per person dine-in guest check amount was $30.93 during the three periods ended January 2, 2011 compared to $32.21 during the same period in the prior year.

COSTS AND EXPENSES

Cost of food and beverage sales – The consolidated cost of food and beverage sales for the three periods ended January 2, 2011 remained relatively flat, when compared to the corresponding period a year ago.

Restaurant operating expenses – In the aggregate, restaurant operating expenses decreased $0.3 million, or 2.7% as a percentage of sales, due to improved cost management, especially labor management, in the current period as a result of the Renewal Program.

General and administrative costs – General and administrative costs increased $2.5 million and 3.2% when expressed as a percentage of sales in the three periods ended January 2, 2011 compared to the prior year corresponding period. The dollar increase was due to increased corporate salaries totaling $0.2 million as a result of changes in our Benihana teppanyaki corporate operations and changes in our regional manager and regional chef structure with related changes in roles and responsibilities and an increase in costs related to the ongoing execution of our accounting and payroll function outsourcing agreement of approximately $0.4 million, offset by a reduction in corporate salaries of approximately $0.5 million. We also incurred an additional $0.3 million in legal fees with respect to various legal items (see Note 9, Commitments and Contingencies).

During the three periods ended January 2, 2011, we incurred certain non-recurring costs in our Corporate general and administrative expenses of approximately $1.2 million. Such costs include costs associated with various financial, operational and strategic growth consulting agreements (including payments made in consideration for services provided by our interim Chief Financial Officer) of approximately $0.5 million and costs incurred in conjunction with the Board’s assessment of strategic alternatives, including a possible sale of the Company of $0.7 million.

During the three periods ended January 3, 2010, we recognized a $0.2 million charge in connection with the resignation of Taka Yoshimoto, our former Director and Executive Vice President – Operations.

Impairment charges – During the three periods ended January 3, 2010, we recorded impairment charges of $12.3 million, comprised of $11.1 million associated with goodwill and $1.2 million ($0.7 million after-tax) to write-down certain restaurants’ property and equipment to estimated fair value. For a complete discussion of the fiscal year 2010 impairment charges, please see Note 11 of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010. No such charges were recorded during the three periods ended January 2, 2011.

Interest expense, net – Interest expense, net decreased $0.3 million in the three periods ended January 2, 2011, when compared to the prior year corresponding period, as a result of a lower outstanding borrowings on our line of credit during the current period.

Income tax provision – Our effective income tax rate was (98.1%) and 2.3% for the three periods ended January 2, 2011 and January 3, 2010, respectively. During the three periods ended January 2, 2011, our effective income tax rate was impacted by increasing tax credits, particularly as a percentage over decreasing book income due to higher than anticipated general and administrative expenses. During the three periods ended January 3, 2010, our effective income tax rate was impacted by the recognition of an impairment loss for the Benihana teppanyaki reporting unit’s goodwill for which there was no income tax benefit due to a zero tax basis, increasing tax credits with decreasing taxable income as well as the resolution of uncertain tax positions totaling $0.1 million. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the three periods ended January 2, 2011 and January 3, 2010, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made.

Ten Periods Ended January 2, 2011 Compared to January 3, 2010:

The following tables show our operating results, as well as our operating expenses as a percentage of restaurant sales, for the ten periods ended January 2, 2011 and January 3, 2010 (dollar amounts in thousands):

			Ten periods ended January 2, 2011
	Teppanyaki		RA Sushi		Haru		Corporate		Consolidated
Revenues:
Restaurant sales	$161,693	100.0%	$57,727	100.0%	$25,116	100.0%	$-	-	$244,536	100.0%
Franchise fees and royalties	-		-		-		1,318		1,318
Total revenues	161,693		57,727		25,116		1,318		245,854

Restaurant expenses:
Cost of food and beverage sales	39,237	24.3%	14,565	25.2%	5,879	23.4%	-	-	59,681	24.4%
Restaurant operating expenses*	106,208	65.7%	36,767	63.7%	16,156	64.3%	-	-	159,131	65.1%
Restaurant opening costs	-	0.0%	8	0.0%	-	-	-	-	8	0.0%
General and administrative expenses*	1,563	1.0%	2,124	3.7%	646	2.6%	22,866	n/m	27,199	11.1%
Total operating expenses	147,008	90.9%	53,464	92.6%	22,681	90.3%	22,866	-	246,019	100.6%

Income (loss) from operations	$14,685	9.1%	$4,263	7.4%	$2,435	9.7%	$(21,548)	n/m	$(165)	-0.1%

			Ten periods ended January 3, 2010
	Teppanyaki		RA Sushi		Haru		Corporate		Consolidated
Revenues:
Restaurant sales	$154,115	100.0%	$55,283	100.0%	$25,027	100.0%	$-	-	$234,425	100.0%
Franchise fees and royalties	-		-		-		1,273		1,273
Total revenues	154,115		55,283		25,027		1,273		235,698

Restaurant expenses:
Cost of food and beverage sales	36,158	23.5%	14,210	25.7%	5,600	22.4%	-	-	55,968	23.9%
Restaurant operating expenses*	108,101	70.1%	35,952	65.0%	15,850	63.3%	-	-	159,903	68.2%
Restaurant opening costs	185	0.1%	878	1.6%	-	-	-	-	1,063	0.5%
General and administrative expenses*	2,513	1.6%	2,098	3.8%	734	2.9%	11,729	n/m	17,074	7.3%
Impairment charges	11,796	7.7%	256	0.5%	295	1.2%	-	n/m	12,347	5.3%
Total operating expenses	158,753	103.0%	53,394	96.6%	22,479	89.8%	11,729	-	246,355	105.1%

(Loss) income from operations	$(4,638)	-3.0%	$1,889	3.4%	$2,548	10.2%	$(10,456)	n/m	$(10,657)	-4.5%

*Includes depreciation and amortization expense as follows:

			Ten periods ended January 2, 2011
	Teppanyaki		RA Sushi		Haru		Corporate		Consolidated
Restaurant operating expenses	$10,817	6.7%	$2,881	5.0%	$1,555	6.2%	$-		$15,253
General and administrative expenses	-	0.0%	-	0.0%	-	0.0%	2,474	n/m	2,474
Depreciation and amortization expense	$10,817		$2,881		$1,555		$2,474		17,727	7.2%

					Ten periods ended January 3, 2010
	Teppanyaki		RA Sushi		Haru		Corporate		Consolidated
Restaurant operating expenses	$10,381	6.7%	$2,598	4.7%	$1,620	6.5%	$-	-	$14,599
General and administrative expenses	-	0.0%	-	0.0%	-	0.0%	912	n/m	912
Depreciation and amortization expense	$10,381		$2,598		$1,620		$912		15,511	6.6%

In the aggregate, loss from operations decreased $10.5 million for the ten periods ended January 2, 2011, when compared to the same period in the prior fiscal year, resulting in a net loss from operations totaling $0.2 million. By concept, loss from operations turned to income from operations at Benihana teppanyaki, and income from operations increased 125.7% at RA Sushi and decreased 4.4% at Haru during the ten periods ended January 2, 2011, resulting in income from operations of $14.7 million, $4.3 million and $2.4 million, respectively. These changes in income from operations, when compared to the same period in the prior fiscal year, are due to changes in revenues and operating expenses as further discussed under the headings “Revenues” and “Costs and Expenses” below.

REVENUES

The following table summarizes the changes in restaurant sales for the ten periods ended January 2, 2011 compared to the ten periods ended January 3, 2010 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the ten periods ended January 3, 2010	$154,115	$55,283	$25,027	$234,425
Increase (decrease) in comparable sales	8,927	(426)	89	8,590
Increase from new restaurants	904	2,870	-	3,774
Decrease from closed restaurants	(2,253)	-	-	(2,253)
Restaurant sales during the ten periods ended January 2, 2011	$161,693	$57,727	$25,116	$244,536

The following table summarizes comparable restaurant sales by concept and percent changes for the ten periods ended January 2, 2011, when compared to the same period in the prior fiscal year as well. Restaurants are considered comparable when they are open during the same periods in the two periods being compared. New restaurants enter the comparable base when they have been open for more than one year. Restaurants may leave and enter the comparable restaurant base as they are closed for renovation and subsequently re-open.

	Ten Periods Ended
	January 2,	January 3,	Percentage
	2011	2010	change
Comparable restaurant sales by concept:
Teppanyaki	$160,787	$151,860	5.9%
RA Sushi	54,857	55,283	-0.8%
Haru	25,116	25,027	0.4%
Total comparable restaurant sales	$240,760	$232,170	3.7%

Benihana (Teppanyaki) – Sales for the Benihana teppanyaki restaurants increased $7.6 million, or 4.9%, for the ten periods ended January 2, 2011 as compared to the same period in the prior year. The increase is attributable to increases in sales from restaurants opened longer than one year of $8.9 million and in sales from new restaurants of $0.9 million, offset by lost sales attributable to permanent and temporary restaurant closures totaling $2.3 million. Sales from new restaurants were attributable to the Orlando, FL restaurant that contributed to operating weeks in the current fiscal year before entering the comparable restaurant base. Total comparable restaurant sales for Benihana teppanyaki restaurants opened longer than one year increased 5.9% due primarily to an increase of 7.6% in dine-in guest counts offset by a decrease in the average per person dine-in guest check of 1.8%. The average comparable per person dine-in guest check amount was $27.03 during the ten periods ended January 2, 2011 compared to $27.52 during the same period in the prior year.

RA Sushi - Sales for the RA Sushi restaurants increased $2.4 million, or 4.4%, for the ten periods ended January 2, 2011 compared to the same period in the prior year. The increase is primarily comprised of sales from new restaurants of $2.9 million. Sales from new restaurants were attributable to the Leawood, KS, Houston, TX, and Atlanta, GA restaurants that contributed operating weeks in the current fiscal year before entering the comparable restaurant base. Total comparable restaurant sales for RA Sushi restaurants opened longer than one year decreased 0.8% due primarily to a decrease of 2.6% in dine-in guest counts, offset by an increase of 1.8% in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $20.99 during the ten periods ended January 2, 2011 compared to $20.63 during the same period in the prior year.

Haru - Sales for the Haru restaurants remained relatively flat for the ten periods ended January 2, 2011 compared to the same period in the prior year. Total comparable restaurant sales for Haru restaurants opened longer than one year increased 0.4%. Dine-in sales, which comprised 67.3% percent of restaurant sales, decreased 0.4%. Take-out sales, which comprised 32.7% of restaurant sales, increased 3.8%. The average comparable per person dine-in guest check amount was $30.81 during the ten periods ended January 2, 2011 compared to $31.95 during the same period in the prior year.

COSTS AND EXPENSES

Cost of food and beverage sales – The consolidated cost of food and beverage sales for the ten periods ended January 2, 2011 increased $3.7 million and 0.5% when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago. The increase is primarily reflective of the increase in restaurant sales generated during the ten periods ended January 2, 2011 at all concepts, further amplified at the Benihana teppanyaki concept by the improvement in food and beverage quality under the Renewal Program, as well as various promotions offering guests a meal for two at a set price.

Restaurant operating expenses – In the aggregate, restaurant operating expenses decreased $0.8 million, or 3.1% as a percentage of sales, as a result of the improved cost management, especially related to labor management, in the current period as a result of the Renewal Program.

Restaurant opening costs – Restaurant opening costs in the ten periods ended January 2, 2011 decreased $1.1 million and 0.5% when expressed as a percentage of sales compared to the prior year corresponding period as no restaurants were opened or were under development during the ten periods ended January 2, 2011.

General and administrative costs – General and administrative costs increased $10.1 million and 3.8% when expressed as a percentage of sales in the ten periods ended January 2, 2011 compared to the prior year corresponding period. The dollar increase was due to increased corporate salaries totaling $0.5 million as a result of changes in our Benihana teppanyaki corporate operations and changes in our regional manager and regional chef structure with related changes in roles and responsibilities as well as additional expense recorded for our general claims liability of approximately $0.2 million. We have realized a $0.1 million savings on the outsourcing of our accounting and payroll function. We also incurred an additional $0.9 million in legal fees with respect to various legal items (see Note 9, Commitments and Contingencies).

During the ten periods ended January 2, 2011, we incurred certain non-recurring costs in our Corporate general and administrative expenses of approximately $7.2 million. These costs include costs associated with various financial, operational and strategic growth consulting agreements (including payments made in consideration for services provided by our interim Chief Financial Officer) of approximately $2.8 million, severance costs incurred related to the resignation of Jose I. Ortega, our former Chief Financial Officer, of $0.2 million, fees paid to the Special Committee, formed to explore financial alternatives for the Company, totaling approximately $0.4 million and costs incurred in conjunction with the execution of our accounting and payroll function outsourcing agreement, including the related severance costs, of approximately $2.0 million (includes $1.4 million of accelerated deprecation expense and final contract settlement of the ERP system), the write-off of abandoned projects of approximately $0.2 million, expenses incurred to respond to and ultimately settle the proxy contest in connection with our Annual Shareholders’ Meeting of $0.9 million and costs incurred in connection with the Board’s assessment of strategic alternatives, including a possible sale of the Company of $0.7 million.

During the ten periods ended January 3, 2010, we recognized a $0.2 million charge in connection with the resignation of Taka Yoshimoto, our former Director and Executive Vice President – Operations.

Impairment charges – During the ten periods ended January 3, 2010, we recorded impairment charges of $12.3 million, comprised of $11.1 million associated with goodwill and $1.2 million ($0.7 million after-tax) to write-down certain restaurants’ property and equipment to estimated fair value. For a complete discussion of the fiscal year 2010 impairment charges, please see Note 11 of the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010. No such charges were recorded during the ten periods ended January 2, 2011.

Interest expense, net – Interest expense, net decreased $0.8 million in the ten periods ended January 2, 2011, when compared to the prior year corresponding period, as a result of a lower outstanding borrowings balance during the current period as well as the reversal of interest previously accrued in connection with the minority stockholder litigation (see Note 9 – Commitments and Contingencies) for which the Court determined we were not responsible.

Income tax provision – Our effective income tax rate was 220.9% and 10.6% for the ten periods ended January 2, 2011 and January 3, 2010, respectively. During the ten periods ended January 2, 2011, our effective income tax rate was impacted by increasing tax credits, while experiencing a decrease in our book income due to higher than anticipated general and administrative expenses. During the ten periods ended January 3, 2010, our effective income tax rate was impacted by the recognition of an impairment loss for the Benihana teppanyaki reporting unit’s goodwill for which there was no income tax benefit due to a zero tax basis, increasing tax credits with decreasing taxable income as well as the resolution of uncertain tax positions totaling $0.1 million. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the ten periods ended January 2, 2011 and January 3, 2010, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made.

FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source used to fund our capital expenditures supplemented by funds obtained under financial arrangements.

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance these items. As a result, many restaurant businesses, including our own, operate with negative working capital. During the ten periods ended January 2, 2011, the working capital deficit decreased $11.1 million from the prior year end.

Line of credit

We have a line of credit with Wachovia Bank, National Association (“Wachovia”), which we may draw upon as we deem advisable for working capital, capital expenditures and general corporate purposes. At the end of the second quarter of fiscal year 2010, we were determined to not be in compliance with certain of the financial covenants contained in the agreement governing the line of credit. In connection with the determination, during the third quarter of fiscal year 2010, the line of credit was amended to decrease our borrowing capacity under the line from $60.0 million to $40.5 million, effective immediately, and to $37.5 million at July 18, 2010. On January 2, 2011, the last day of the third quarter of fiscal year 2011, the amount available to borrow was further reduced to $32.5 million through maturity. Our borrowing capacity under the line of credit is also reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $1.3 million at January 2, 2011 and will be further reduced by 25% of any net cash proceeds we may receive in connection with any sale of our equity securities. The agreement governing our line of credit requires that we maintain certain financial ratios and profitability amounts and restricts the payment of cash dividends as well as the use of proceeds to purchase our stock. Borrowings under the line of credit are secured by the assets of Benihana Inc. (including first mortgages on all real estate owned by the Company). The thirteen restaurant properties owned by the Company had an appraised value of approximately $44.4 million as of December 2009. The line of credit provides for a commitment fee of 0.25% on the unused portion of the loan commitment and interest rates payable at 4.75% above the applicable LIBOR rate with a LIBOR floor of 1.0%. The line of credit provided for a minimum fixed charge coverage ratio of 1.10:1.00 through July 18, 2010, at which time it was increased to a minimum of 1.35:1.00, and a maximum leverage ratio of 5.00:1.00 through July 18, 2010 and 4.50:1.00 by the end of the second quarter of fiscal year 2011 through, and including, the third quarter of fiscal year 2011. All borrowings under the line of credit are scheduled to mature and become due on March 15, 2011. There are no scheduled payments prior to scheduled maturity; however, we may prepay outstanding borrowings prior to that date.

At January 2, 2011, we had $12.8 million of borrowings outstanding under the line of credit at an interest rate of 5.75%, and an available borrowing balance of $18.4 million. As of January 2, 2011, we were in compliance with the financial covenants of the agreement governing the line of credit.

We entered into an Amended and Restated Credit Agreement with Wells Fargo (as successor by merger to Wachovia Bank, National Association) on February 10, 2011. The new credit facility provides us a borrowing capacity of $30 million, with an option to increase the principal amount of the credit facility by $5.0 million to $35.0 million, subject to certain conditions. The Credit Facility is scheduled to mature on February 10, 2014. The credit facility is secured by the assets of the Company. There are no scheduled principal payments prior to maturity. The Company may, however, prepay outstanding borrowings prior to that date without penalty. The line of credit provides for an initial commitment fee of 0.5% on the unused portion of the loan commitment and an initial interest rate of 4.25% plus LIBOR. Both the commitment fee and the interest rate adjust based on a leverage ratio, as defined by the agreement. While providing for working capital, capital expenditures and general corporate purposes, the agreement requires that the Company maintains certain financial ratios and profitability amounts and restricts the amount of cash dividends paid and stock repurchases of the Company, as well as acquisitions and other investments.

Series B Preferred Stock

The 0.8 million shares of Series B Convertible Preferred Stock ("Series B preferred stock") outstanding at January 2, 2011 are all owned by BFC Financial Corporation (“BFC”) and are convertible into an aggregate 1.6 million shares of common stock. The Series B preferred stock has a liquidation preference of $20.0 million, or $25.00 per share, (subject to anti-dilution provisions) plus accrued and unpaid dividends. The Series B preferred stock is convertible into our common stock at a conversion price of approximately $12.67 per share that equates to 1.97 shares of common stock for each share of Series B preferred stock (subject to anti-dilution provisions). The Series B preferred stock carries a dividend at the annual rate of $1.25 per share (or 5% of the purchase price) payable in cash or additional Series B preferred stock and votes on an "as if converted" basis together with our common stock on all matters put to a vote of the common stock holders. We pay quarterly dividends on the Series B preferred stock, and at January 2, 2011, accrued but unpaid dividends on the Series B preferred stock totaled $0.3 million.

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

Minority Stockholders Liability

As further discussed in Note 9, Commitments and Contingencies, of the consolidated financial statements, we will also use our capital resources to settle the outstanding liability incurred when the holders of the balance of Haru's equity (the “minority stockholders”) exercised their put option in Haru Holding Corp. On July 1, 2005, the minority stockholders exercised the put option to sell their respective shares to us. On August 25, 2006, the former minority stockholders commenced litigation against us in connection with complaints relating to the calculation of the put option price. The suit (which was filed in the Supreme Court of the State of New York, County of New York, but has been removed to the United States District Court for the Southern District of New York) sought an award of $10.7 million, based on the minority stockholders’ own calculation of the put option price formula and actions allegedly taken by us to reduce the value of the put option. On December 19, 2007, the Court dismissed all of the claims against us, except for the breach of fiduciary duty and breach of contract claims. On March 5, 2010, the Court issued a decision stating that the price required to be paid by us to the minority stockholders would be approximately $3.7 million, our original calculation of the put option price. On April 2, 2010, the plaintiff appealed the Court’s decision. On October 13, 2010, the Court entered an Order requiring a closing within 30 days, upon which we were required to pay the put option price as determined by the Court. On November 10, 2010, we paid the amount owed and relieved any related outstanding liability. The outcome of the April 2010 appeal is still pending.

Cash Obligations to Former Directors and Executives

We will use our capital resources to fund the remaining $1.3 million cash obligation as of January 2, 2011 in connection with the resignation of various former directors and executives during fiscal years 2010 and 2009.

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

Cash Flows

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

	Ten Periods Ended
	January 2,	January 3,
	2011	2010

Net cash provided by operating activities	$17,414	$21,183
Net cash used in investing activities	(6,657)	(15,150)
Net cash used in financing activities	(9,935)	(7,466)
Net increase (decrease) in cash and cash equivalents	$822	$(1,433)

We believe that our cash from operations will provide sufficient capital to fund operations and commitments and contingencies for at least the next twelve months. However, we believe that we may require additional capital if we are to resume a more aggressive growth strategy.

Operating Activities

Net cash provided by operating activities totaled $17.4 million and $21.2 million for the ten periods ended January 2, 2011 and January 3, 2010, respectively. The decrease in cash flow from operations is consistent with the decrease in income from operations for the ten periods ended January 2, 2011 as compared to the ten periods ended January 3, 2010, adjusted for the non-cash impairment charge of $12.3 million recognized in the prior year. The decrease in cash flow from operations is further impacted by the settlement of the Haru minority stockholders’ litigation, as discussed herein.

Investing Activities

Capital expenditures were $6.8 million and $15.7 million for the ten periods ended January 2, 2011 and January 3, 2010, respectively. Capital expenditures during fiscal year 2011 are expected to total approximately $9.6 million, which includes $3.5 million for planned store remodels.

During the ten periods ended January 3, 2010, we received $0.2 million in insurance proceeds related to the Benihana teppanyaki restaurant located in Memphis, TN that was damaged by fire. The proceeds were used to rebuild the restaurant, which was re-opened on January 21, 2009.

During the ten periods ended January 3, 2010, in connection with the resignation of Joel Schwartz, our former Director, Chairman and Chief Executive Officer, approximately $0.3 million was withdrawn from the deferred compensation plan, and we realized a loss of less than $0.1 million.

Financing Activities

We began drawing on our line of credit with Wachovia in fiscal year 2008. Refer to “Financial Resources” above for a discussion of the amended terms of our line of credit agreement. During the ten periods ended January 2, 2011, we borrowed $80.8 million under the line of credit and made $90.3 million in payments. During the ten periods ended January 3, 2010, we borrowed $73.0 million under the line of credit and made $80.1 million in payments.

During the ten periods ended January 2, 2011 and January 3, 2010, proceeds from stock option exercises totaled $0.3 million and $0.6 million, respectively.

During each of the ten periods ended January 2, 2011 and January 3, 2010, we paid $0.7 million in dividends on the Series B preferred stock.

During the ten periods ended January 3, 2010, we incurred $0.3 million in debt issuance costs in connection with the fourth amendment to the line of credit facility.

Contractual Obligations

During the ten periods ended January 2, 2011, there were no material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010, other than the execution of our amended and restated credit agreement, as discussed in Note 5, Long-Term Debt.

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

There were no significant changes to our accounting policies or significant estimates during the ten periods ended January 2, 2011.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes.  We have no derivative agreements as of January 2, 2011.

We had $12.8 million of borrowings outstanding under our line of credit facility at January 2, 2011. Based on the amounts outstanding as of January 2, 2011, a 100 basis point change in interest rates would result in an approximate change to interest expense of approximately $0.1 million.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Haru Minority Stockholders Litigation

On March 5, 2010, the Court issued a decision stating that the price required to be paid by us to the minority stockholders would be approximately $3.7 million, our original calculation of the put option price. On April 2, 2010, the plaintiff appealed the Court’s decision. On October 13, 2010, the Court entered an Order requiring a closing within 30 days, upon which we were required to pay the put option price as determined by the Court.  On November 10, 2010, we paid the amount owed and relieved any related outstanding liability.  The outcome of the April 2010 appeal is still pending.

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

ITEM 6. EXHIBITS

Exhibit 3.1 – Certificate Eliminating Series A Convertible Preferred Stock from the Certificate of Incorporation of Benihana Inc. dated February 8, 2011

Exhibit 10.1 – Employment Agreement (together with the Restricted Stock Agreement) dated December 8, 2010 by and between the Company and Christopher P. Ames.*

Exhibit 10.2 – Employment Agreement (together with the Restricted Stock Agreement) dated January 24, 2011 by and between the Company and Richard C. Stockinger. *

Exhibit 10.3 – Amended Restricted Stock Agreement dated January 24, 2011 by and between the Company and Christopher P. Ames. *

Exhibit 10.4 – Amendment to the 2007 Equity Incentive Plan dated September 28, 2010.

Exhibit 10.5 – Amendment and Restated Credit Agreement dated February 10, 2011, by and between Benihana Inc. and Benihana National Corp. and Wells Fargo Bank, National Association.

Exhibit 31.1 – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Interim Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Interim Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________
* Confidential treatment has been requested with respect to a portion of this exhibit.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benihana Inc.
(Registrant)

Date: February 15, 2011	/s/ Richard C. Stockinger
Richard C. Stockinger
President and Chief Executive Officer