Form 10-Q/A
period 2011-01-02
BENIHANA INC
filed 2011-05-31
CIK 935226

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

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
____________________________________

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

Explanatory Note
This amendment to Quarterly Report on Form 10-Q for the quarter ended January 2, 2011 (the "Original Filing") of Benihana Inc. is being filed for the sole purpose of filing un-redacted versions of Exhibits 10.1, 10.2 and 10.3, which were previously filed. We are not amending any other part of the Original Filing. This amendment speaks as of the date of the Original Filing.

ITEM 6. EXHIBITS

Exhibit 10.1 – Employment Agreement (together with the Restricted Stock Agreement) dated December 8, 2010 by and between the Company and Christopher P. Ames.

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

Benihana Inc.
(Registrant)

Date: May 31, 2011	/s/ Richard C. Stockinger
Richard C. Stockinger
President and Chief Executive Officer