Form 10-K
period 2011-03-27
BENIHANA INC
filed 2011-06-09
CIK 935226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 27, 2011
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
                                                 Yes  ☐                   No  ☒

As of June 3, 2011, 5,851,533 shares of common stock and 10,650,920 shares of Class A common stock were outstanding.  As of October 10, 2010, the aggregate market value of common equity held by non-affiliates was approximately $106,929,000 based on the closing price of the common stock and Class A common stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended March 27, 2011 are incorporated by reference in Parts I and II.

Portions of the registrant’s proxy statement for the 2011 Annual Meeting are incorporated by reference in Parts III.

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

As of June 3, 2011, we:

•	own and operate 63 Benihana teppanyaki restaurants, including one restaurant under the name Samurai;
•	franchise 20 additional Benihana teppanyaki restaurants;
•	own and operate 25 RA Sushi restaurants; and
•	own and operate eight Haru restaurants.

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

We have a 52/53-week fiscal year. Our fiscal year ends on the Sunday within the dates of March 26 through April 1. Fiscal years 2011, 2010 and 2009 consisted of 52 weeks. Our business is not highly seasonal although we do have more guests coming to our restaurants for special holidays such as Mother’s Day, Valentine’s Day and New Year’s Eve. Mother’s Day falls in our first fiscal quarter, New Year’s Eve in the third fiscal quarter and Valentine’s Day in the fourth fiscal quarter of each year.

For information concerning our financial condition, results of operations and related financial data, including selected data for our operating segments, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

As part of the Renewal Program, we launched a new menu in an effort to improve the food quality and variety. We made quality improvements to most menu ingredients along with significant improvements to our beef, chicken and shrimp. Additionally, cooking methods have been modified to enhance the flavor of our entrees. Other enhancements to the dining experience include table top presentation, steps of service, red linen napkins, an enhanced focus on beverage offerings, including temperature controlled wine storage and standardized dress attire for all Benihana teppanyaki chefs and restaurant staff. We have worked at select restaurants to maximize visibility with signage, including lighting the blue roofs where appropriate, and have identified opportunities for additional seating. The Renewal Program also addressed deferred maintenance at our restaurants as well as improvements to and retraining on our health and sanitation procedures.

We made changes to the dining experience so that we will not only continue to honor one of the world’s oldest cultures, but also solidify the concept’s reputation as being a celebration of Japanese heritage. We hired an Executive Culinary Advisor, Hiroyuki Sakai, who is working with our Executive Chef and seven regional chefs.

These operational improvements continued through fiscal year 2011 as we continued the implementation of the Renewal Program by completing the fulfillment of the general manager position at every restaurant, implementing a labor scheduling module to improve labor management at the restaurants, distributing managed order guides, which result in better managed inventory and purchasing procedures, and strengthening inventory management controls.

Pursue Restaurant Growth and Acquisitions. We believe that each of our three concepts has broad appeal and, as a result, we have opportunities to selectively expand our business. However, in light of the current challenges facing the United States economy as a whole, we opted to limit our growth in fiscal year 2011. As the overall economy is beginning to stabilize and the results of the Renewal Program have begun to be realized, we plan to capitalize on the favorable real estate environment by developing plans to open new restaurants beginning in the next 12 to 18 months. In addition, we plan to consider potential strategic acquisitions that complement our existing brands. In this connection, we are undertaking an in depth reevaluation and analysis of our site selection and other development guidelines to ensure those future acquisitions are in line with our overall growth strategy.

Continue To Drive Traffic And Build Guest Loyalty. We will continue to provide marketing and promotional support to sustain and grow our reputation for distinctive value, quality food and guest satisfaction. As a part of the Renewal Program, we have launched several initiatives which are designed to create greater awareness for the concept and strengthen guest connectivity. In April 2009, we initiated the Chef’s Table marketing program to develop, among other things, an email database of loyal customers, which is being utilized for promotions and building brand loyalty. The database is currently comprised of approximately 1.8 million email addresses. The Children’s Club program, launched in September 2009, now called Kabuki Kids with approximately 0.2 million participants, addresses this very important guest constituency, as children are often the prime drivers in bringing families to Benihana. During fiscal 2011, we introduced similar programs at our RA Sushi and Haru concepts. RA Sushi launched "The Hook Up," a guest program that emails a complimentary $20 gift certificate on the guest’s half-birthday. Haru also launched a guest program, "Access," which provides members with exclusive monthly offers. To address the value of our Benihana Teppanyaki concept, in January 2010, we introduced the Chef’s Specials, which offer a meal for two at a set price.

Manage Operating Costs. We are focused on managing both our restaurant operating and overhead costs. As a part of the Renewal Program launched during fiscal year 2010, we have improved operating procedures and controls for food, beverage and labor. In addition, we increased the efficiency and effectiveness of back office processes to reduce cost and improve support to restaurant operations. This included a review of our employee vacation benefits plans and related policies and procedures. Furthermore, in October 2010, we reduced our corporate office headcount by outsourcing certain accounting and payroll functions.

The Benihana Concept

The Benihana concept offers casual dining in a distinctive Japanese atmosphere enhanced by the unique entertainment provided by our highly-skilled Benihana chefs who prepare fresh steak, chicken and seafood on a teppanyaki-style (“teppan”) grill, in traditional Japanese style, at the center of the guests’ table. Each of our teppan tables generally seats eight guests, and the chef is assisted in the meal service by a waitress or waiter who takes beverage and food orders. A typical Benihana teppanyaki restaurant has 18 teppan tables and seats approximately 145 guests in the dining rooms and approximately 40 guests in the bar, lounge and sushi bar areas.

Most of our Benihana teppanyaki restaurants are open for both lunch and dinner and offer a full course meal generally consisting of an appetizer, soup, salad, tea, rice, vegetables, an entrée of steak, seafood or chicken (or any combination thereof) and a dessert. A dinnertime meal takes approximately one hour and thirty minutes. Sushi is offered at all of our Benihana teppanyaki restaurants at either separate sushi bars, lounges or at the teppan tables. The servings prepared at the teppan tables are portion controlled to provide consistency in quantities served to each guest. Alcoholic and non-alcoholic beverages, including specialty mixed drinks, wine, beer and soft drinks are available. Beverage sales in both the lounges and dining rooms account for approximately 14% of total sales. Non-alcoholic beverage sales are included in food sales. The average comparable check size per person was $27.28 in fiscal year 2011.

As of June 3, 2011, we operate 63 Benihana teppanyaki restaurants. During fiscal year 2011, we terminated a lease signed for a potential Benihana teppanyaki restaurant to be located in East Rutherford (Meadowlands), NJ. We continue to evaluate other locations for future development.

The RA Sushi Concept

The RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a fun-filled, high-energy environment. RA Sushi caters to a younger demographic, and we believe that it is highly suitable for a variety of real estate options, including “life-style” centers, shopping centers and malls, as well as areas with a nightlife component. A typical RA Sushi restaurant seats approximately 200 guests in the bar and sushi areas, including outdoor seating. Beverage sales in both the lounges and dining rooms account for approximately 31% of RA Sushi’s total sales, and the average comparable check size per person was $21.02 in fiscal year 2011.

As of June 3, 2011, we operate 25 RA Sushi restaurants. While there are no additional RA Sushi restaurants currently under development at this time, we continue to evaluate locations for future development.

The Haru Concept

The Haru concept offers an extensive menu of traditional Japanese and Japanese fusion dishes in a modern, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cuisine, including crab dumplings, shrimp tempura and chicken teriyaki. Haru also offers delivery and take-out services, which represent approximately 33% of total sales at our New York, NY locations. Beverage sales represent approximately 23% of dine-in sales. The average comparable dine-in check size per person was $30.99 in fiscal year 2011.

As of June 3, 2011, we operate 8 Haru restaurants, including seven in New York, NY and one in Boston, MA. We closed our Philadelphia, PA restaurant on May 1, 2011. While there are no additional restaurants currently under development at this time, we continue to evaluate Haru locations for future development.

Restaurant Operations

Our Benihana teppanyaki restaurants are under the direction of our Senior Director of Operations and are divided among ten geographic regions, each managed by a regional manager. Food preparation for all Benihana teppanyaki restaurants is supervised by an executive chef and seven regional chefs. Our Haru restaurants are managed out of New York, NY under the direction of Haru’s Vice President of Operations, and our RA Sushi restaurants are managed out of Phoenix, AZ under the direction of RA Sushi’s Vice President of Operations, all of whom report to the Chief Operating Officer.

Each restaurant has a general manager and one or more managers responsible for the operation of the restaurant, including personnel matters, local inventory purchasing and maintenance of quality control standards, cleanliness and service. As part of the Renewal Program, we have successfully filled all general manager positions at each Benihana teppanyaki restaurant without adding to the number of management staff. Guidelines are documented in our restaurant operations manuals to assure consistently high quality guest service and food quality at each location. Specifications are used for quality and quantity of ingredients, food preparation, maintenance of premises and employee conduct and are incorporated in manuals used by the general managers, managers and chefs. Food and portion sizes are regularly and systematically tested for quality and compliance with our standards.

Our Benihana restaurant chefs are trained in the teppanyaki style of cooking, sushi preparation and in guest service with training programs lasting from 8 to 12 weeks. The sushi chefs’ training program for our RA Sushi and Haru restaurants lasts up to 24 weeks. A portion of the training is spent working in a restaurant under the direct supervision of an experienced chef. The program includes training in our method of restaurant operations and in both tableside and kitchen food preparation. Manager training is similar except that the manager trainee is given in-depth exposure to each position in the restaurant. Other categories of employees are trained by the manager and assistant manager at each restaurant. Ongoing continuing education programs and seminars are provided to restaurant managers and chefs to improve restaurant quality and implement changes in operating policy or menu listings, including our sale of liquor and our health and sanitation procedures.

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

Trade Names and Service Marks

Benihana is a Japanese word meaning “red flower.” In the United States and in certain foreign countries, we, by and through our wholly-owned subsidiary, Noodle Time, Inc., are the exclusive owners of the brand names and trademarks BENIHANA®, the distinctive BENIHANA® FLOWER LOGO, and several related trademarks, trade names, and domain names, which we believe to be of material importance to our business. The BENIHANA® trademarks are registered with the United States Patent and Trademark Office (“USPTO”) and several foreign trademark registries in Central and South America and the islands of the Caribbean. We are also the exclusive owners, with worldwide development rights, of the trademarks HARU®, RA®, and others which have been registered with the USPTO and certain foreign registries.

Benihana of Tokyo, Inc. (“BOT”), a privately-held company and Benihana’s largest shareholder, is our predecessor company and the operator of a single BENIHANA® restaurant in Honolulu, Hawaii under an exclusive, royalty-free license from us. We have no financial interest in any restaurant operated or franchised by BOT.

Marketing

We utilize the internet, radio, billboard and print media to promote our restaurants, strengthen our brand identity and maintain high brand name recognition. Advertising programs are tailored to each local market. The Benihana teppanyaki restaurants’ advertising and other marketing are designed to emphasize the inherently fresh aspects of a Benihana meal and the entertainment value of the chef cooking at the guests’ table. The continued growth of  Benihana's  guest programs, “The Chef’s Table” and “Kabuki Kids,” has further strengthened our communication with guests, providing a complimentary $30 birthday gift certificate to members over 13 years of age and a souvenir mug to children during the month of the guest’s birthday. In March 2011, RA Sushi launched "The Hook Up," a guest program that emails a complimentary $20 gift certificate on guests' half-birthday. Also in March 2011, Haru launched a guest program, "Access," which provides members with exclusive monthly offers. All three concepts utilize social media (Facebook and Twitter) as well as local, “grassroots” marketing techniques to increase brand awareness and drive traffic.

Franchising

As of June 3, 2011, we have 20 franchised locations including 12 in the United States and eight in international markets. As a part of our growth strategy, we will evaluate the extent of our future franchise development.

Working Capital

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance these items. As a result, many restaurant businesses, including our own, operate with negative working capital.

New Restaurant Site Selection and Development

We believe the locations of our restaurants are critical to our long-term success and, accordingly, we intend to devote significant time and resources to analyzing each prospective site, as well as further develop and refine our site selection and store opening criteria. Each of our three concepts requires a different real estate formula for successful execution. The Benihana concept is successful in free-standing or in-line locations. The existing prototype Benihana teppanyaki restaurant was designed to accommodate approximately 7,000 to 7,500 square feet and allows for flexibility in layout and number of tables. The RA Sushi concept is successful in urban or suburban shopping malls, retail strip centers and entertainment “life-style” centers and typically requires 4,500 to 5,500 square feet plus patio seating. The Haru concept is successful in densely populated urban markets and space requirements are somewhat flexible. In contemplation of a renewed emphasis on the growth of our business, we have recently undertaken an in depth reevaluation and analysis of the site selection criteria and other development guidelines for each of our three concepts to ensure future new stores and acquisitions are in line with our growth strategy and, in that connection, during fiscal year 2011, we engaged an internationally recognized strategic consulting firm with significant restaurant experience to assist us in developing, refining and implementing this strategy.

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

Renovation of Existing Restaurants

Under a renovation program commenced during 2005, we used many elements of the existing prototype design to refurbish our mature Benihana teppanyaki restaurants. We made a strategic decision in fiscal year 2006 to accelerate the renovation program in order to opportunistically build a stronger foundation for our core brand amid a growing American appetite for Asian cuisine. As of the end of fiscal year 2009, we completed the multi-year renovation program with the renovation of an aggregate 22 of our mature Benihana teppanyaki restaurants, using many of the design elements of the existing prototype Benihana teppanyaki restaurant. We plan to complete the remodel of 7 remaining restaurants in fiscal year 2012. Upon their completion, we will remodel the restaurants on a routine schedule to ensure our restaurants remain up to date. In addition, in fiscal year 2012, we will continue to incur capital expenditures for deferred maintenance as a part of the Renewal Program.

Employees

We currently employ approximately 6,700 people. Most employees, except restaurant and corporate management personnel, are paid on an hourly basis. We also employ some restaurant personnel on a part-time basis to provide the services necessary during the peak periods of restaurant operations. We believe our relationship with our employees is excellent.

Executive Officers

Richard C. Stockinger, age 52, serves as our Chairman of the Board, Chief Executive Officer and President
Gene R. Baldwin, age 61, serves as our Interim Chief Financial Officer
Christopher P. Ames, age 48, serves as our Chief Operating Officer
Cristina L. Mendoza, age 64, serves as our General Counsel and Secretary

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

Management Information Systems

We utilize a private network to facilitate timely and secure data communications between the restaurants and support services centers. Our restaurants are equipped to communicate with our collocated data center facilities to process accounting, human resources and payroll information. These enterprise systems are mostly packaged software with customizations to meet our business needs. Our POS system is integrated with our financial information and payroll systems to facilitate the daily, weekly and period-to-date information including sales, inventory, labor and marketing data. We leverage industry frameworks and best practices which allow us to effectively support restaurant operations and insure the security of our guest’s credit card information. In that regard, in fiscal year 2011, we upgraded our POS system in order to meet the data protection requirements of the PCI Security Standards Council. During fiscal year 2011, we also outsourced certain accounting transactions in order to reduce costs and improve efficiency. The outsourced firm utilizes their own licensed software. We believe that our infrastructure, policies, procedures and ongoing management practices provide us with a strong and reliable information technology environment.

Forward Looking Statements

This report contains various “forward-looking statements,” which represent our expectations or beliefs concerning future events, including restaurant growth, future capital expenditures and other operating information. A number of factors could, either individually or in combination, cause actual results to differ materially from those included in the forward-looking statements, including general economic conditions and disruptions in the global credit and equity markets, competition in the restaurant industry, ability to achieve expected results, changes in food and supply costs, increases in minimum wage, rising insurance costs, fluctuations in operating results, challenges to continued growth, access to sources of capital and the ability to raise capital, issuances of additional equity securities, ability to construct new restaurants within projected budgets and time periods, ability to renew existing leases on favorable terms, further deterioration in general economic conditions and high unemployment,  availability of qualified employees, ability to implement our growth strategies, ability to retain key personnel, litigation, ability to comply with governmental regulations, changes in financial accounting standards, ability to establish, maintain and apply adequate internal control over financial reporting, effect of market forces on the price of our stock and other factors that we cannot presently foresee.

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

Fluctuations in operating results may cause profitability to decline.

Our operating results may fluctuate significantly as a result of a variety of factors, including:

•	general economic conditions;
•	consumer confidence in the economy;
•	changes in consumer preferences;
•	competitive factors;
•	weather conditions;
•	training and experience of local store management and personnel;
•	timing of new restaurant openings and related expenses;
•	timing and duration of temporary restaurant closures;
•	changes in governmental regulations;
•	revenues contributed by new restaurants; and
•	increases or decreases in comparable restaurant revenues.

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

Numerous challenges to continued growth could adversely affect our business, financial condition, results of operations and cash flows.

Our ability to expand profitably will depend on a number of factors, including:

•	identification and availability of suitable locations;
•	competition for restaurant sites;
•	negotiation of favorable lease arrangements;
•	timely development of commercial, residential, street or highway construction near our restaurants;
•	management of the costs of construction and development of new restaurants;
•	securing required governmental approvals and permits;
•	recruitment of qualified operating personnel, particularly local store managers and chefs;
•	competition in new markets; and
•	general economic conditions.

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

We are subject to regulation by federal agencies and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to:

•	the environment;
•	building construction;
•	zoning requirements;
•	the preparation and sale of food and alcoholic beverages; and
•	employment and benefits.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

Of the 96 restaurants in operation at June 3, 2011, 13 are located on owned real estate and 83 are leased pursuant to land or land and building leases, which require either a specific monthly rental or a minimum rent and additional rent based upon a percentage of gross sales. We lease approximately 16,300 square feet of space for our general administrative offices in Miami, FL at an annual rent of approximately $0.3 million. The lease expires on September 30, 2011, and we are currently in the process of seeking new office space. Generally, location leases are “triple net” leases which pass increases in property operating expenses, such as real estate taxes and utilities, through to us as tenant. Expiration of our leases, including renewal options, occurs at various dates through calendar year 2035.

Of the 63 Benihana teppanyaki restaurants in operation at June 3, 2011:

•	48 are located in freestanding, special use restaurant buildings usually on leased lands, including 13 where we own the land and building;
•	6 are located in shopping centers; and
•	9 are located in office or hotel building complexes.

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

The 25 RA Sushi restaurants in operation at June 3, 2011 are located in special-use restaurant buildings on leased land or in shopping or “life-style” centers. All of the restaurants were built to our specifications as to size and style and emphasize a contemporary interior and exterior decor. These restaurants average approximately 5,000 square feet excluding outdoor seating.

The 8 Haru restaurants in operation at June 3, 2011 are located in office or residential buildings and vary in size and decor. We typically seek restaurant locations that are in densely populated metropolitan areas in order to take advantage of Haru’s take-out and delivery business. The Haru restaurants average approximately 5,000 square feet.

The following table sets forth the locations, by state, of our company-owned restaurants at June 3, 2011:

	Benihana	RA Sushi	Haru	Total
Alaska	1	-	-	1
Arizona	2	6	-	8
Califonia	14	6	-	20
Colorado	2	-	-	2
Florida	9	3	-	12
Georgia	3	1	-	4
Illinois	3	3	-	6
Indiana	1	-	-	1
Kansas	-	1	-	1
Maryland	1	1	-	2
Massachusetts	-	-	1	1
Michigan	3	-	-	3
Minnesota	2	-	-	2
Nevada	-	1	-	1
New Jersey	2	-	-	2
New York	3	-	7	10
Ohio	4	-	-	4
Oregon	1	-	-	1
Pennsylvania	2	-	-	2
Tennessee	1	-	-	1
Texas	7	3	-	10
Utah	1	-	-	1
Virginia	1	-	-	1
Total	63	25	8	96

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

Other Litigation and Proceedings

During May 2010, the California Department of Alcoholic Beverage Control (the “Department”) notified us of proceedings against the Company based upon allegations that alcohol was served to underage guests in a RA Sushi location. In one incident, on which a claim has been filed against us, a guest was subsequently involved in a fatal automobile accident. We have general liability insurance plans for such claims. We cannot predict the outcome of the pending litigation. The Department issued a decision imposing a 30 day suspension of the alcoholic beverage license. We will vigorously contest the suspension of the alcoholic beverage license for this location and the claim against us. While under appeal by us, the suspension is stayed, and we are permitted to continue operating under our alcoholic beverage license.

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

Item 4.   (Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information required by this Item is incorporated herein by reference from the information under the caption “Common Stock Information” contained in our 2011 Annual Report to Shareholders.

Item 6.        Selected Financial Data

The information required by this Item is incorporated herein by reference from the information under the caption “Selected Financial Data” contained in our 2011 Annual Report to Shareholders.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated herein by reference from the information under the caption “Management’s Discussion and Analysis” contained in our 2011 Annual Report to Shareholders.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is incorporated herein by reference from the information under the caption “Quantitative and Qualitative Disclosures about Market Risk” contained in our 2011 Annual Report to Shareholders.

Item 8.         Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference from the information under the caption “Consolidated Financial Statements” contained in our 2011 Annual Report to Shareholders.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) is included in our 2011 Annual Report to Shareholders under the caption “Management’s Report on Internal Control over Financial Reporting” and is incorporated herein by reference.

Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included in our 2011 Annual Report to Shareholders under the caption “Management’s Report on Internal Control over Financial Reporting” and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Interim Chief Financial Officer, have evaluated any changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter, and has concluded that there have been no changes to our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the information under the caption “Election of Directors” contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders (“our proxy statement”).

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

The following sets forth certain information, as of March 27, 2011, with respect to our equity compensation plans, under which our securities may be issued:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	801,800	(1)	$10.34	1,761,480	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	801,800		$10.34	1,761,480

(1)
Consists of 119,000 shares of common stock and 682,800 shares of Class A common stock, in each case, underlying outstanding options under the 2007 Equity Incentive Plan (2007 plan) and the prior plans.

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

The following consolidated financial statements of Benihana Inc. and its subsidiaries (“the Company”), which are set forth on pages 19 through 41 of our 2011 Annual Report to Shareholders included herein as Exhibit 13.01, are incorporated herein by reference as part of this report.

Consolidated Balance Sheets as of March 27, 2011 and March 28, 2010.

Consolidated Statements of Earnings for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009.

Consolidated Statements of Cash Flows for the fiscal years ended March 27, 2011, March 28, 2010 and March 29, 2009.

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

2.02
Agreement and Plan of Merger by and between BHI Mergersub Inc. and the Company, dated January 7, 2010. Incorporated by reference to Appendix A to the Company’s Proxy Statement for its Special Meeting of Stockholders held on February 22, 2010 filed January 20, 2010.

3.01	Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.01 to the S-4 and to Exhibit 1 on Form 8-A filed February 18, 1997.

(a.)
Amendment to the Certificate of Incorporation of the Company by a Certificate of Merger dated as February 23, 2010, merging BHI Mergersub, Inc. with and into the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2010.

(b.)
Certificate of Designation of Rights, Preferences and Terms for the Series A Convertible Preferred Stock of the Company. Incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed May 15, 1995.

(c.)
Certificate of Designations of Series A-1 Junior Participating Preferred Stock of Benihana Inc. dated as of February 28, 1997. Incorporated by reference to Exhibit 3.01(c) to the Company’s Annual Report on Form 10-K filed June 11, 2010 (the “2010 10-K”).

(d.)
Certificate of Amendment of Certificate of Designations of Series A-1 Junior Participating Preferred Stock of Benihana Inc. dated as of January 31, 2007. Incorporated by reference to Exhibit 3.01(d) to the 2010 10-K.

(e.)	Certificate of Designations of Series A-2 Junior Participating Preferred Stock of Benihana Inc. dated as of February 28, 1997. Incorporated by reference to Exhibit 3.01(e) to the 2010 10-K.

(f.)
Certificate of Amendment of Certificate of Designations of Series A-2 Junior Participating Preferred Stock of Benihana Inc. dated as of January 31, 2007. Incorporated by reference to Exhibit 3.01(f) to the 2010 10-K.

(g.)	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Benihana Inc. dated as of June 29, 2004. Incorporated by reference to Exhibit 3.01(g) to the 2010 10-K.

3.02	By-Laws of the Company, amended as of July 3, 2009. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 9, 2009.

3.03
Certificate Eliminating Series A Convertible Preferred Stock from the Certificate of Incorporation of Benihana Inc. dated February 8, 2011. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed February 15, 2011 (the “February 2011 10-Q”).

4.01	Benihana Executive Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 31, 2007.

4.02
Amended and Restated Rights Agreement, dated as of January 31, 2007, between the Company and American Stock Transfer & Trust Company as successor to the interest of First Union National Bank of North Carolina.  Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 2, 2007.

4.03
Amendment, dated as of May 18, 2007, to the Amended and Restated Rights Agreement, dated as of January 31, 2007, between the Company and American Stock Transfer & Trust Company as successor to the interest of First Union National Bank of North Carolina.  Incorporated by reference to Exhibit 99.1 to the Company’s current Report on Form 8-K filed May 21, 2007.

4.04	Form of Certificate representing shares of the Company’s Common Stock. Incorporated by reference to Exhibit 4.2 to the S-4.

4.05	Form of Certificate representing shares of the Company’s Class A Common Stock. Incorporated by reference to Exhibit 4.3 to the S-4.

4.06	Form of Debt Securities Indenture. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-163317, filed November 24, 2009.

4.07
Amendment No. 2, dated as of January 24, 2011, to the Amended and Restated Rights Agreement, dated as of January 31, 2007, as amended as of May 18, 2007, between the Company and American Stock Transfer & Trust Company, LLC, as successor to the interest of First Union National Bank of North Carolina, including the forms of Certificates of Amendment of the Certificates of Designations of Series A-1 and Series A-2 Junior Participating Preferred Stock of Benihana Inc., attached thereto as Exhibits A-1 and A-2, respectively. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 25, 2011.

10.01	License Agreement, dated as of May 15, 1995 between BNC and BOT. Incorporated by reference to Exhibit 10.1 to the S-4.

10.02
1997 Class A Stock Option Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on August 27, 1998 (the “1998 Proxy Statement”) filed June 17, 1998.

10.03	Amended and Restated Directors’ Stock Option Plan. Incorporated by reference to Exhibit B to the 1998 Proxy Statement.

10.04
2000 Employees’ Class A Common Stock Option Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on August 3, 2000 filed June 22, 2000.

10.05	2003 Directors’ Stock Option plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on August 21, 2003 filed July 10, 2003.

10.06
Stockholders Agreement dated as of December 6, 1999 by and among Haru Holding Corp., BNC, Mei Ping Matsumura and the Estate of Arthur Cutler. Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-2, Registration No. 333-68946, filed September 5, 2001.

10.07
Preferred Stock Purchase Agreement between Benihana Inc. and BFC Financial Corporation dated June 8, 2004. Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed June 14, 2004.

10.08
Agreement of Sale dated April 17, 2006 by and among Benihana Lincoln Road Corp., Benihana National Corp., Doraku Lincoln Road LLC and Aoki Group LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 21, 2006 (the “April 2006 8-K”).

10.09
Restrictive Covenant and Agreement not to Disclose Confidential Information dated April 17, 2006 by and between Kevin Aoki and Benihana Inc. Incorporated by reference to Exhibit 10.2 the April 2006 8-K.

10.10
Credit Agreement, dated March 15, 2007, between the Company and its subsidiaries and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2007 (the “March 2007 8-K”).

10.11	Promissory Note dated March 15, 2007 by the Company in favor of Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.2 to the March 2007 8-K.

10.12	Security Agreement, dated March 15, 2007, by and among the Company and its subsidiaries and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.3 to the March 2007 8-K.

10.13	Pledge Agreement, dated March 15, 2007, by and among the Company and its subsidiaries and Wachovia, National Association. Incorporated by reference to Exhibit 10.4 to the March 2007 8-K.

10.14
Form of Director Stock Option Agreement under the 2007 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.01 to the Company’s Registration Statement on Form S-8, Registration No. 333-150322, filed April 18, 2008 (the “2008 S-8”).

10.15	Form of Employee Stock Option Agreement under the 2007 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.02 to the 2008 S-8.

10.16	Form of Employee Restricted Stock Agreement under the Company’s 2007 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 4.03 to the 2008 S-8.

10.17
Second Amendment to Credit Agreement, dated November 19, 2008, by and among the Company and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2008 (the “November 2008 8-K”).

10.18	Amendment, dated November 6, 2008, by and between the Company and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.2 to the November 2008 8-K.

10.19
Third Amendment to Credit Agreement and Consent, dated February 9, 2009, by and among the Company and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 13, 2009 (the “February 2009 8-K”).

10.20	Letter Agreement, dated February 9, 2009, by and between the Company and Joel A. Schwartz. Incorporated by reference to Exhibit 10.2 to the February 2009 8-K.

10.21
Amendment to Preferred Stock Agreement, dated as of June 10, 2009, between the Company and BFC Financial Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 11, 2009.

10.22
2007 Equity Incentive Plan, as amended on August 20, 2009. Incorporated by reference to Appendix A to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on August 20, 2009 filed July 24, 2009.

10.23
Fourth Amendment to Credit Agreement and Waiver, dated November 23, 2009, by and among the Company and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 24, 2009.

10.24
Confidential Separation Agreement, Waiver and Release dated December 22, 2009 by and between the Company and Taka Yoshimoto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 24, 2009.

10.25
Confidential Separation Agreement, Waiver and Release dated January 14, 2010 by and between the Company and Jose I. Ortega. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2010.

10.26
Confidential Separation Agreement, Waiver and Release dated January 28, 2010 by and between the Company and Juan C. Garcia. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2010.

10.27
Fifth Amendment to Credit Agreement and Amendment to Credit Documents, dated January 31, 2010, by and among the Company and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10.28 to the 2010 10-K.

10.28
Outsourcing Services Agreement entered into as of June 10, 2010 between Benihana Inc. and InfoSync Services, LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2010.

10.29
Engagement Letter executed December 17, 2009 by and between Benihana Inc. and CRG Partners Group, LLC. Incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K/A filed July 26, 2010.

10.30
Agreement entered into as of August 16, 2010 between Benihana Inc. and Coliseum Capital Partners, L.P., a Delaware limited liability company, Coliseum Capital Partners, L.P., a Delaware limited partnership, Coliseum Capital Management, LLC, a Delaware limited liability company, Coliseum Capital, LLC, a Delaware limited liability company, Blackwell Partners, LLC, a Georgia limited liability company, Adam Gray and Christopher Shackelton. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form8-K filed August 17, 2010.

10.31
Agreement entered into as of September 20, 2010 between Benihana Inc. and Benihana of Tokyo, Inc., RHA Testamentary Trust, Keiko Ono Aoki and Michael W. Kata. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 21, 2010.

10.32	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 19, 2010.

10.33
Employment Agreement (together with the Restricted Stock Agreement) dated December 8, 2010 by and between the Company and Christopher P. Ames. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A filed on May 31, 2011.

10.34
Employment Agreement (together with the Restricted Stock Agreement) dated January 24, 2011 by and between the Company and Richard C. Stockinger. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A filed on May 31, 2011.

10.35
Amended Restricted Stock Agreement dated January 24, 2011 by and between the Company and Christopher P. Ames. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A filed on May 31, 2011.

10.36	Amendment to the 2007 Equity Incentive Plan dated September 28, 2010. Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 15, 2011.

10.37
Amended and Restated Credit Agreement dated February 10, 2011, by and between Benihana Inc. and Benihana National Corp. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 15, 2011.

13.01	Portions of the Annual Report to Stockholders for the fiscal year ended March 27, 2011.

21.01	Subsidiaries.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2011	BENIHANA INC.

By: /s/ Gene R. Baldwin
Gene R. Baldwin, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard C. Stockinger		June 9, 2011
Richard C. Stockinger	Chairman, Chief Executive Officer and President

/s/ Gene R. Baldwin		June 9, 2011
Gene R. Baldwin	Interim Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ John E. Abdo	Director	June 6, 2011
John E. Abdo

/s/ Norman Becker	Director	June 6, 2011
Norman Becker

/s/	Director
J. Ronald Castell

/s/ Darwin C. Dornbush	Director	June 6, 2011
Darwin C. Dornbush

/s/ Adam Gray	Director	June 6, 2011
Adam Gray

/s/ Lewis Jaffe	Director	June 6, 2011
Lewis Jaffe

/s/ Michael Kata	Director	June 6, 2011
Michael Kata

/s/ Alan B. Levan	Director	June 6, 2011
Alan B. Levan

/s/ Joseph J. West	Director	June 6, 2011
Joseph J. West