Form 10-K/A
period 2011-03-27
BENIHANA INC
filed 2011-07-25
CIK 935226

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

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes  ☐                   No  ☒

As of July 8, 2011, 5,826,433 shares of common stock and 10,691,020 shares of Class A common stock were outstanding.  As of October 10, 2010, the aggregate market value of common equity held by non-affiliates was approximately $106,929,000 based on the closing price of the Common Stock and Class A Common Stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Benihana Inc. (“we,” “us,” “our” or the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended March 27, 2011 (the “Form 10-K”), which was filed on June 9, 2011, to include the remaining information required by Items 10, 11, 12, 13 and 14.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Below is a list of the names and ages of the directors and executive officers of the Company as of June 30, 2011, indicating their positions with the Company and their principal occupations during the past five years and prior thereto where applicable. In addition, the information set forth below with respect to each director includes the specific experience, qualifications, attributes and/or skills of the director which, in the opinion of the Board of Directors (the “Board”), qualifies him to serve as a director and are likely to enhance the Board’s ability to manage and direct the business and affairs of the Company.

Directors

J. Ronald Castell
Director since 2005
Class I Director (Term to expire in 2011)
Age 73

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

Darwin C. Dornbush
Director since 2009
Class I Director (Term to expire in 2011)
Age 81

Mr. Dornbush was a partner in the law firm of Dornbush Schaeffer Strongin & Venaglia, LLP from 1964 through September 2010. He served as our Secretary from 1983 through 2009 and was also previously a director of the Company from 1995 through 2005 before rejoining the Board in February 2009. In addition, Mr. Dornbush was employed by us to provide certain management advisory services from January 2006 to September 2010. Mr. Dornbush is a director of BFC Financial Corporation (“BFC”), a diversified holding company, after previously serving as a director of Woodbridge Holdings Corporation (formerly Levitt Corporation) (“Woodbridge”), a real estate development company which merged into BFC in September 2009. He is also a former director of Cantel Medical Corp., a healthcare company. Mr. Dornbush’s more than 45 years of legal experience give him a strong background in the realm of corporate governance and more generally business negotiations. The Board values his insight and leadership skills as well as his knowledge of the restaurant industry that he has developed in advising various restaurant companies for more than 45 years.

Lewis Jaffe
Director since 2004
Class I Director (Term to expire in 2011)
Age 54

Since January 2009, Mr. Jaffe has been an independent consultant. Mr. Jaffe served as President, Chief Executive Officer and a director of Oxford Media, Inc., a developer of electronic digital distribution technology, from February 2006 through October 2007 and President and Chief Operating Officer of Verso Technologies, a provider of telecommunications network solutions, from November 2004 through August 2005. From August 2002 to November 2004, Mr. Jaffe was a self-employed public speaker and consultant. From April 2002 until August 2002, Mr. Jaffe served as the interim President of Glowpoint, Inc., a publicly-traded video products and services company. From July 2000 to July 2003, Mr. Jaffe served as an independent consultant to Glowpoint, Inc. From June 2000 to March 2002, Mr. Jaffe served as President and Chief Operating Officer of PictureTel Corporation, a publicly-traded videoconferencing company. From September 1998 to June 2000, Mr. Jaffe served as a managing director in the Boston office of the accounting firm Arthur Andersen LLP in its global finance practice. From January 1997 to March 1998, Mr. Jaffe served as President of C Systems, LLC, a designer and manufacturer of mobile military shelters, housing, communication and radar and missile launch systems. Mr. Jaffe served as a member of the Board of Directors of Glowpoint, Inc. from September 2001 to July 2003, the Board of Directors of Media 100 Inc. from June 2003 through November 2004 and the Turnaround Management Association of New England from September 1999 through November 2004. He currently is on the Board of Directors of York Telecom, a provider of video conferencing and unified communications services. He also serves on the Board of Directors of Bond Laboratories, Inc., a provider of Neutracuticals to GNC and other retailers where he serves on the audit and compensation committees. He holds an Advanced Professional Director Certification from the American College of Directors, a national, public company director organization. Mr. Jaffe is a respected business leader with a diverse business background, bringing to the Board multiple perspectives, including those of a public company director and an executive. Mr. Jaffe’s extensive experience as a chief executive officer of multiple companies and his service in leadership roles on other public company boards has provided him with experience in the processes and policies needed to effectively govern a publicly-traded enterprise.

Joseph J. West, Ph.D.
Director since 2005
Class I Director (Term to expire in 2011)
Age 66

Mr. West is currently a professor of restaurant management at Florida International University and the Vice President and Director of Operations of the Brooklyn Water Bagel Company, positions he has held since December 2009. From 1999 to July 2009, Mr. West served as Dean, School of Hospitality and Tourism Management, at Florida International University. Between 1991 and 1999, he served as Department Chairman of Hospitality Administration, College of Business, Florida State University, and from 1993 through 1996, he served as Director, Hospitality Education Program, Department of Business and Professional Regulation, State of Florida. From 1984 through 1991, Mr. West held teaching positions at Florida State University and the University of South Carolina. Additionally, Mr. West possesses restaurant operating experience as an executive and operator due to his having served as Vice President of Operations of Spring Garden Grill and Bar and General Manager at the following restaurant units: Franklin’s Off Friendly, Colony House/Wine Cellar Restaurants and Colony Caterers. Mr. West is also a retired U.S. Naval Officer. With his distinguished academic background in the hospitality field and his extensive restaurant operating and management experience, Mr. West offers the Board valuable knowledge in restaurant operations and management. This understanding of the restaurant industry allows Mr. West a variety of viewpoints and perspectives critical to productive Board deliberations.

John E. Abdo
Director since 1990
Class II Director (Term to expire in 2012)
Age 68

Mr. Abdo has been principally employed since June 1984 as the Vice Chairman of the Board of Directors and Chairman of the Executive Committee of each of BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”), a bank holding company whose common stock is listed on the New York Stock Exchange under the symbol “BBX,” and BankAtlantic, BankAtlantic Bancorp’s bank subsidiary. He has served as Vice Chairman of the Board of Directors of Bluegreen Corporation (“Bluegreen”), which markets and manages interests in resorts and residential communities, since March 2002 and as Vice Chairman of the Board of BFC since June 1987. Mr. Abdo also served as Vice Chairman of the Board of Directors of Woodbridge from August 1984 through September 2009 when it merged with BFC. Mr. Abdo is the President and Chief Executive Officer of Abdo Companies, Inc., a real estate development, construction and real estate brokerage firm, a position he has held for more than thirty five years. Mr. Abdo is a member of the Board of Directors and the Finance Committee of PACA (Performing Arts Center Authority) and is also the former President and a current member of the Board of Directors, and current Chairman of the Investment Committee, of the Broward Performing Arts Foundation, a $100 million state of the art twin concert hall venue located in Fort Lauderdale, FL. Mr. Abdo brings to the Board a strong business and financial background, significant experience as a board member of other public companies, extensive experience in the real estate industry (which is directly applicable to the Company because it leases or owns sites in multiple markets) and the perspective of a major Company shareholder due to his position with BFC, which in turn makes him a valuable contributor to the Board.

Norman Becker
Director since 1997
Class II Director (Term to expire in 2012)
Age 73

Mr. Becker has been self-employed in the practice of public accounting since April 1985. Prior thereto, Mr. Becker was a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP, for a period in excess of 10 years. Mr. Becker is also a director of Bluegreen and since 2004 has been a director and the Chief Financial Officer of Proguard Acquisition Corp., a non-operating company. Mr. Becker brings to the Board a wide array of financial and accounting knowledge. His background in public accounting enables him to assist the Board in analyzing complex financial and accounting issues.

Alan B. Levan
Director since 2009
Class II Director (Term to expire in 2012)
Age 66

Mr. Levan is currently the Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp and Chairman of the Board of BankAtlantic. He has served as Chairman and Chief Executive Officer of BankAtlantic Bancorp since April 1994 and Chairman of BankAtlantic since 1987. Mr. Levan has served as Chairman, Chief Executive Officer and President of BFC since 1978 and as Chairman of Bluegreen since 2002. He previously served as Chairman and Chief Executive Officer of Woodbridge from 1985 until it merged with BFC in September 2009. Mr. Levan is a member of the Nova Southeastern University Board of Trustees and former Chairman of the Board of Directors for the Broward Community College Foundation. Mr. Levan brings to the Board substantial management experience and business acumen. In particular, his management experience as Chief Executive Officer of BankAtlantic Bancorp as well as his extensive service on other public company boards allows him to view the Company from both the management and operational perspectives. In addition to his business and management experience, he also brings to the Board the perspective of a major company shareholder due to his position with BFC.

Adam Gray
Director since 2010
Class III Director (Term to expire in 2013)
Age 46

Mr. Gray is a managing partner of Coliseum Capital Management, a private firm that makes long-term investments in both public and private companies, which he co-founded in December 2005. From January 2005 to November 2005, Mr. Gray was a consultant for Stadium Capital Management, LLC, a private firm with a long-term approach to equity investing. In 2003, Mr. Gray was appointed Executive Vice President, Strategic Projects and Capital Management at Burger King Corp. From 1994 to 2003, Mr. Gray held several executive positions with the Metromedia Restaurant Group, comprised of S&A Restaurant Corp. and Metromedia Steakhouses Company, LP, which included the Bennigan’s, Steak & Ale, Ponderosa and Bonzana restaurant concepts, rising to Executive Vice President, Strategic Development and Concept Services. From 1993 to 1994, Mr. Gray also was Executive Vice President at Ponderosa Steakhouses. Prior to that time, Mr. Gray served as an Associate at Kluge & Co. and an Analyst within Morgan Stanley’s Merchant Banking Group. Mr. Gray holds both a BSE in Finance from the Wharton School of Business and a BS in Mechanical Engineering from the School of Engineering & Applied Science at the University of Pennsylvania. Mr. Gray served on the board of directors of DEI Holdings, Inc. since February 2009 until its sale in June 2011and has served on the board of directors of Uno Chicago Grill since July 2010. Mr. Gray brings to the Board substantial industry experience and business experience and the perspective of a major Company shareholder due to his interest in Coliseum Capital Management.

Michael W. Kata
Director since 2010
Class III Director (Term to expire in 2013)
Age 59

Mr. Kata has served as Vice President and Chief Operating Officer of Benihana of Tokyo, Inc. (“BOT”) since December 2010. In this role, Mr. Kata is responsible for the administration of BOT's franchised restaurants. Prior to that, Mr. Kata held the position of Vice President of Benihana Ono Restaurant Holdings B.V. (“Benihana Ono”) and acted as special consultant to the Board of Supervisory Directors of Benihana Ono since August 2006 to December 2010. In his capacity as Vice President and special consultant, Mr. Kata provided advice to the board of directors of Benihana Ono and its reporting to Benihana Ono’s shareholders regarding the operation of Benihana restaurants in Europe. As Vice President, Mr. Kata acts as a liaison between the local general shareholders regarding the operation of the Benihana restaurants in Europe. As Vice President, Mr. Kata acted as a liaison between the local general manager and the Benihana Ono Shareholders. From May 2003 to July 2006, Mr. Kata was semi-retired, serving on occasion as an independent consultant. Prior to May 2003, Mr. Kata served as President of BOT. Mr. Kata is an alumnus of Bryant College, majoring in accounting. Mr. Kata’s nearly four decades of experience within the BOT organization has given him extensive knowledge and a broad background in the restaurant industry. As a director Mr. Kata brings experience and skills relevant to the Company’s operations.

Richard C. Stockinger
Director since 2007
Class III Director (Term to expire in 2013), President and Chief Executive Officer
Age 52

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

Arrangements with Respect to Election of Directors

When voting to elect directors, holders of Class A Common Stock, voting as a separate class, are entitled to elect 25% of the members of our Board of Directors (rounded to the next higher number of directors), and holders of Common Stock and Series B Preferred Stock, voting as a separate class, are entitled to elect the remaining members of our Board of Directors. Of our current ten member Board of Directors, three members (Messrs. Gray, Abdo, and West) were elected by the holders of Class A Common Stock and the remaining seven members were elected by the holders of Common Stock and Series B Preferred Stock, voting together as a single class.

Pursuant to an agreement dated August 16, 2010 among the Company, Coliseum Capital Partners, L.P., Coliseum Capital Management, LLC, Coliseum Capital, LLC, Blackwell Partners, LLC, Adam Gray and Christopher Shackelton, the Company agreed, among other things, to (a) nominate Mr. Gray for election at the Company’s 2010 Annual Meeting as a Class III, Class A Common Stock director, (b) recommend that the Company’s stockholders vote in favor of the election of Mr. Gray at such meeting and (c) use its reasonable best efforts to solicit proxies in favor of such election.

Pursuant to an agreement dated September 20, 2010 among the Company, Benihana of Tokyo, Inc., the RHA Testamentary Trust, Keiko Ono Aoki and Michael W. Kata, the Company agreed, among other things, to (a) nominate Mr. Kata for election at the Company’s 2010 Annual Meeting as a Class III, Common Stock director, (b) recommend that the Company’s stockholders vote in favor of the election of Mr. Kata at such meeting and (c) use its reasonable best efforts to solicit proxies in favor of such election.

Executive Officers Who Are Not Directors

Gene R. Baldwin
Interim Chief Financial Officer
Age 61

Mr. Baldwin has served as our Interim Chief Financial Officer since January 13, 2010. He has also served as a partner of CRG Partners Group, LLC and its predecessors (“CRG”), a provider of financial advisory, corporate improvement and related services, since 2002. CRG and Mr. Baldwin have been engaged by and have been performing consulting services for the Company since December 2009. As a partner of CRG, Mr. Baldwin has served in various senior-executive roles managing companies through complex operational and financial restructuring, including, from September 2007 to June 2008, as Chief Restructuring Officer and interim Chief Executive Officer of American Restaurant Group, Inc., an 82 unit steakhouse chain and, from December 2005 to October 2006, as President and Chief Restructuring Officer of a 360 unit franchised quick service restaurant chain. Mr. Baldwin also served, from December 2008 to March 2009, as a financial advisor to a 130 unit casual dining chain and, from August 2002 to September 2003, as a financial advisor and interim Chief Operating Officer of Furrs Restaurant Group, Inc., a 91 unit cafeteria chain.

Christopher P. Ames
Chief Operating Officer
Age 48

Mr. Ames has served as our Chief Operating Officer since October 19, 2009. From July 2009 to October 2009, Mr. Ames was an independent consultant to the Company. Mr. Ames served as Vice President and Chief Operating Officer of Cosi, Inc., a convenience restaurant chain from November 2006 to August 2008 and Executive Vice President of Operations of the Patina Group from July 2005 to November 2006. Prior thereto, Mr. Ames served as Vice President of Operations with Elephant Bar Restaurant in Los Angeles, California from June 2004 to August 2005 and was employed by California Pizza Kitchen from January 1992 to March 2004, serving as their Vice President of Operations from 2000 to 2004.

Cristina L. Mendoza
General Counsel and Secretary
Age 64

Ms. Mendoza has served as our General Counsel since May 2010 and as our Secretary since September 28, 2010. From 2002 to 2010 she served as General Counsel of Florida International University. From 2000 to 2002 she served as Senior Vice President, Regional General Counsel, Secretary of the Board and Senior Vice President, Human Resources at VISA International Services Association, and from 1998 to 2000 she served as Senior Vice President, General Counsel and Senior Vice President, Human Resources at HBO Latin America Media Services, Inc. From 1990 to 1998 she served as Vice President and General Counsel at Knight-Ridder, Inc., a media company. Ms. Mendoza has served on numerous community boards and is now a member of the Board of Trustees of New York Institute of Technology, a member of the Orange Bowl Committee, and a director and former Chairman of WBPT, the public television station in South Florida.

AUDIT COMMITTEE MEMBERS AND FINANCIAL EXPERT

The Board has established an Audit Committee. The Audit Committee consists of Norman Becker (Chairman), Lewis Jaffe, J. Ronald Castell and Adam Gray, all of whom are independent under SEC rules and Nasdaq listing standards. The Board has determined that Mr. Becker qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission (the “SEC”) and is “independent” within the meaning of applicable SEC and NASDAQ rules relating to directors serving on audit committees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Rules promulgated by the SEC govern the reporting of securities transactions by directors, officers and holders of 10% or more of our Common Stock or Class A Common Stock. Based solely upon our review of copies of reports filed with the SEC and received by us, we believe that our directors, officers and 10% shareholders have filed all required reports on a timely basis, other than Mr. West and Coliseum Capital Management, LLC, who inadvertently did not timely file reports once and twice, respectively, in each case as to one transaction.

CODE OF ETHICS

Information with respect to the Company’s code of business conduct and ethics is included under Item 10 of the Form 10-K.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation and Stock Option Committee of our Board of Directors (the “Compensation Committee”) evaluates executive officer performance in light of our strategic objectives and establishes compensation levels based on such evaluation. The Compensation Committee also administers our 2007 Equity Incentive Plan and approves performance targets for and payments to executive officers under our Executive Incentive Compensation Plan.

In this Compensation Discussion and Analysis we use the term “named executive officers” to refer to Richard C. Stockinger (our President and Chief Executive Officer), Christopher P. Ames (our Chief Operating Officer) and Cristina L. Mendoza (our General Counsel and Secretary). Gene R. Baldwin, our Interim Chief Financial Officer, is also a “named executive officer” under SEC rules, however his compensation is not determined by the Compensation Committee. Instead, Mr. Baldwin is retained by the Company through an agreement that the Company executed with CRG Partners Group, LLC (“CRG”), a provider of financial advisory, corporate improvement and related services of which Mr. Baldwin is a partner, and the Company pays CRG for Mr. Baldwin’s services. Mr. Baldwin was initially retained as a consultant in November 2009 pursuant to an agreement that we executed with CRG Partners Group, LLC and its predecessors (“CRG”), which among other things provides for payments to CRG for Mr. Baldwin’s services at the rate of $525 an hour. Mr. Baldwin was appointed interim Chief Financial Officer on January 13, 2010. During the performance of his duties as Interim Chief Financial Officer, Mr. Baldwin continues to be a partner of CRG and to be compensated by CRG. As a result, Mr. Baldwin did not receive any compensation directly from us during either of fiscal years 2011 or 2010 and did not participate in any of our employee benefit plans, bonus plans or equity plans during those years.

Objectives of Compensation Program

The objectives of our compensation program are to attract and retain exceptional personnel. To accomplish these objectives, we seek to offer competitive compensation packages comprised of base salary, “at risk” incentive compensation, and equity awards designed to align executive officer interests with those of our stockholders.

What Our Compensation Program is Designed to Reward

Our compensation program is designed to reward our named executive officers for advancing critical elements of our growth strategy: selectively pursuing restaurant growth, developing and maintaining strong restaurant unit economics (by sustaining sales growth and implementing cost controls at the individual unit level), continuing to build brand awareness and guest loyalty and providing strong management support to restaurant units. In addition, beginning in 2010, the Board of Directors began a process of exploring strategic alternatives to maximize shareholder value, including a possible sale of the Company, and elements of our compensation program were adopted to reward our named executive officers in the event of such a sale.

The Compensation Committee does not consider our current compensation program to encourage unnecessary or excessive risk-taking and reviews the compensation program from time to time to determine if any such risk-taking may be so encouraged.

Elements of Our Compensation Program, Why We Chose Each Element and How it Relates to Our Objectives

The four elements of our compensation program are base salary, cash incentive awards, equity grants, and post-termination benefits. In aggregate, these elements balance short-term and long-term rewards, vested and unvested compensation, and cash and equity-based payments. Annual base salary provides executive officers a level of financial stability and serves as a reliable measure for attracting and retaining exceptional executive officers. Cash incentive awards are designed to reward the named executive officers for achieving individual and Company goals.

Because of their vesting schedules, equity grants are ideally suited for ensuring long-term retention of executive officers, thereby supporting our compensation program objective of retaining exceptional personnel. The equity awards granted during fiscal year 2011 were also designed to incentivize our executives to increase the Company’s stock price and to effectuate a sale of the Company, in that vesting of a portion of the awards was conditioned on achievement of specified stock prices or on a sale of the Company at above a specified price. Equity ownership also aligns the interests of executive officers with those of their fellow stockholders since the value of the grants is dependent on the value of our stock.

Post-termination benefits are provided by means of employment agreements with our named executive officers. By providing a measure of security to executive officers, they serve as an important executive retention device. Such benefits enhance the overall value of a compensation package, and may help us attract as well as retain key executives.

How We Chose Amounts and Formulas for Each Element

Base Salary

The base salary of our named executive officers is set forth in the executive officer’s employment agreement, and before we entered into employment agreements with them, was determined by the Compensation Committee. Factors which may be considered in determining base salaries include our accomplishments in the prior year, our objectives for the upcoming year, salary changes in prior years and the executive’s experience and responsibilities.

The Compensation Committee and our Board of Directors approved a $350,000 annual base salary for Mr. Stockinger in connection with the commencement of his employment on February 9, 2009. In approving such amount, the Compensation Committee considered, among other things, Mr. Stockinger’s prior compensation before his employment with us and his many years of restaurant industry experience. In connection with his appointment as our President effective January 13, 2010, the Board of Directors approved an increase in Mr. Stockinger’s annual base salary to $500,000 retroactive to the commencement of his employment. This decision was a result of negotiation with Mr. Stockinger, which negotiation included an agreement to defer further negotiation on his equity compensation for several months and the termination of the monthly housing allowance of $7,500 which we had paid Mr. Stockinger from the commencement of his employment until January 7, 2010. The Compensation Committee had initially determined to pay the housing allowance in order to reimburse Mr. Stockinger for the additional living expense he incurred in connection with his relocation to the Miami area, where our executive offices are located. We entered into an employment agreement with Mr. Stockinger on January 24, 2011. Mr. Stockinger’s base salary under his employment agreement continues at $500,000.

Mr. Ames’ employment as Chief Operating Officer commenced on October 19, 2009 at an annual base salary of $250,000. On April 19, 2010, on the recommendation of Mr. Stockinger, the Compensation Committee approved an annual base salary of $300,000 for Mr. Ames commencing with our fiscal year beginning March 29, 2010. In approving such amount, the Compensation Committee considered, among other things, the compensation packages provided to executives holding comparable positions in similar restaurant chains. We entered into an employment agreement with Mr. Ames on December 8, 2010, to continue to serve as Chief Operating Officer. Under the employment agreement, Mr. Ames’ annual base salary continues at $300,000.

Ms. Mendoza’s employment as General Counsel commenced on May 17, 2010 at an annual salary of $235,000. On December 8, 2010, on the recommendation of Mr. Stockinger, the Compensation Committee increased her annual base salary to $260,000. In approving such amount, the Compensation Committee considered, among other things, that Ms. Mendoza’s responsibilities had been increased by adding responsibility for our Human Resources department to her role as General Counsel, as well as the compensation packages provided to executives holding comparable positions in similar restaurant chains. We entered into an employment agreement with Ms. Mendoza on January 24, 2011 providing for her continued service as General Counsel of the Company. Under the employment agreement, Ms. Mendoza’s annual base salary continues at $260,000.

Cash Incentive Plan

Several years ago the Company adopted an Executive Incentive Compensation Plan setting out guidelines for the establishment of cash incentive payments to senior executives and other key employees. Under the plan, participating employees are awarded a bonus opportunity expressed as a percentage of the participant’s base salary, with the applicable percentage determined by the Compensation Committee. A portion of the bonus opportunity determined by the Compensation Committee but not to exceed 75% of the bonus opportunity is to be earned based on Company achievement of financial performance criteria and the remainder of the bonus opportunity (not to exceed 25% of the bonus opportunity) is to be earned based on achievement of individual performance criteria, with the criteria in each case determined by the Compensation Committee.

For fiscal years 2010 and 2011, the Compensation Committee determined not to establish specific criteria for our named executive officers under the Executive Incentive Compensation Plan due to a number of uncertainties, which the Committee believed made it inadvisable to set upfront goals. These included the general uncertainties in the United States economy, the Company’s significant overhaul of the menu and dining experience at the Company’s restaurants as part of the Company’s Benihana Teppanyaki Renewal Program, and the Company’s exploration of strategic alternatives including the possible sale of the Company. Instead, the Committee determined to award bonuses on a totally discretionary basis at the end of the year with respect to such fiscal years.

For fiscal year 2011, the Compensation Committee established a maximum bonus opportunity for each named executive officer toward the beginning of the year. These amounts were 75% of base salary for Mr. Stockinger, 50% of base salary for Mr. Ames, and 50% of base salary for Ms. Mendoza. After the end of the fiscal year, the Committee determined to award discretionary bonuses to the named executive officers in the following amounts: $375,000 to Mr. Stockinger, consisting of 75% of his annual base salary; $150,000 to Mr. Ames, consisting of 50% of his annual base salary; and $112,500 to Ms. Mendoza, consisting of 50% of her pro-rated annual base salary. In determining these amounts the Compensation Committee considered, among other things, the success to date of the Benihana Teppanyaki Renewal Program, including gains in guest traffic, guest satisfaction, and third-party quality ratings and successful expansion of marketing and promotional efforts; growth in restaurant sales and income from operations during the fiscal year; a significant reduction in the Company’s debt level; and that each of the named executive officers devoted significant amounts of time and effort with respect to the Company’s exploration of strategic alternatives in addition to their normal duties.

Equity Plan

The Company’s 2007 Equity Incentive Plan permits alternative forms of equity grants, including grants of stock options and restricted stock, affording the Compensation Committee flexibility in establishing appropriate compensation packages for our executives and employees and giving us the ability to adapt to the evolving, highly competitive market for executive talent so that we can continue to attract and retain employees and remain competitive within the restaurant industry.

The Compensation Committee determines the value of equity awards to be awarded to each named executive officer based upon the amount of total compensation considered necessary to retain the named executive officer, Company performance and the performance of the named executive officer during the previous fiscal year, the impact of awards on our net income, and the dilutive effect of awards on our outstanding shares. The Compensation Committee allocates equity awards representing a greater proportion of total compensation to those executive officers whose positions provide a greater ability to directly affect our overall performance and growth.

The Compensation Committee first determines the value intended to be provided by an equity award, and then converts that value into a number of restricted shares or options, using the Black-Scholes model to determine the fair value of equity grants. Consequently, the number of underlying shares of stock awarded to an executive officer will vary depending upon the stock price of our Class A Common Stock on the grant date, which is the date on which the Compensation Committee approves the award.

The Compensation Committee did not approve the granting of any equity awards for fiscal years 2009 and 2010 due to, among other things, the weakened performance throughout our restaurant units, the negative impact such awards would have had on our already-decreased net income and the enhanced dilutive effect such awards would have had on stockholders in light of the low price of our common stock in the then prevailing market conditions. In making equity awards to our named executive officers during fiscal year 2011 in connection with entering into employment agreements with them, the Compensation Committee considered, in addition to the general factors listed above, the fact that the named executive officers had not received equity grants in prior years, and in fact had not been granted any equity compensation by the Company, for their service as executive officers.

In each case the award was made in the form of restricted shares of the Company’s Class A Common Stock. Mr. Stockinger was granted 400,000 shares, of which 133,333 shares vested immediately upon grant and the remainder were subject to vesting based on a combination of continued employment and achievement of specified share prices of the Common Stock, with accelerated vesting upon the completion of certain corporate transactions. The vesting of a portion of the award at grant was in recognition of the fact that Mr. Stockinger had served as Chief Executive Officer since February 9, 2009 without having been granted any equity award for such service. Mr. Ames was granted 150,000 shares of restricted stock, with some shares subject solely to time-based vesting and the remainder subject to vesting based on a combination of continued employment and achievement of specified share prices of the Common Stock, with accelerated vesting upon the completion of certain corporate transactions. Ms. Mendoza was granted 75,000 shares of restricted stock, of which 18,750 shares vested immediately and the remainder were subject to vesting based on a combination of continued employment and achievement of specified share prices of the Common Stock, with accelerated vesting upon the completion of certain corporate transactions.

Employment Agreements

We have historically entered into employment agreements with our named executive officers. The Compensation Committee believes that such agreements provide significant benefits to the Company’s stockholders by providing certainty and security to our executive officers, which in turn improves their ability to perform in the Company’s interest. We believe that the security provided to our executives by an employment agreement is particularly important during a time when the Company is considering a possible sale, and that as a result our providing them employment agreements serves as an important retention device.

After an extensive period of negotiation, we entered into an employment agreement with Mr. Stockinger on January 24, 2011. The employment agreement provides for an annual base salary of $500,000 and entitles Mr. Stockinger to an annual cash bonus of up to 75% of base salary (with a target bonus of 50% of base salary), based on attainment of performance targets. After a period of employment beginning October 19, 2009, we entered into an employment agreement with Mr. Ames on December 8, 2010. The employment agreement provides for an annual base salary of $300,000 and entitles Mr. Ames to an annual cash bonus of up to 50% of base salary, based on attainment of performance targets. After a period of employment beginning May 17, 2010, we entered into an employment agreement with Ms. Mendoza on January 24, 2011. The employment agreement provides for an annual base salary of $260,000 and entitles Ms. Mendoza to an annual cash bonus of up to 50% of base salary, based on attainment of performance targets.

The employment agreements of each of Mr. Stockinger, Mr. Ames and Ms. Mendoza provided for a grant of restricted stock as described above. Each employment agreement also provided for a lump sum cash bonus to be paid in the event of a sale of the Company during the Company’s exploration of strategic alternatives. The bonus to be paid was a function of the sale price, ranging from 25% of the executive’s base salary if the sale price was less than $10 per share of Common Stock to 150% of base salary if the sale price was $15 or more per share of Common Stock. In May 2011, the Company’s Board of Directors terminated the possible sale process. Subsequently, the Compensation Committee approved amending the employment agreements to extend this bonus to other sales of the Company.

The employment agreements do not contain a fixed term, but continue until terminated by either party. Either party has the right to terminate the agreement for any reason or for no reason. Each of the employment agreements contains confidentiality, non-solicitation and other post-employment restrictions, and contains provisions for payment upon termination of employment as described under the caption “Potential Payments upon Termination or Change in Control.”

Tax Considerations

Section 162(m) of the Internal Revenue Code generally limits the income tax deductibility of compensation paid to certain executive officers to the extent that such compensation exceeds $1 million per covered officer in any fiscal year. This limitation does not apply to compensation that satisfies the tax law definition of performance-based compensation. The Compensation Committee considers the impact of this deductibility limitation on its compensation program; however, in certain cases, the Compensation Committee may determine that our interest in providing necessary compensation outweighs our interest in tax deductibility. As a general matter, salary, discretionary bonuses, and immediately-vested and time-vested restricted stock are not considered performance-based for purposes of Section 162(m).

COMPENSATION AND STOCK OPTION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with the Company’s management. Based on the review and discussions, the Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION AND STOCK OPTION COMMITTEE

John E. Abdo
Norman Becker
J. Ronald Castell
Adam L. Gray
Alan B. Levan

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation and Stock Option Committee of the Board of Directors are Messrs. Levan (Chair), Abdo, Becker, Castell and Gray. No member of the Compensation Committee has a relationship that is required to be disclosed by Item 407(e)(4) of SEC Regulation S-K.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation for our named executive officers for the fiscal years ended March 27, 2011, March 28, 2010, and March 29, 2009.

Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards(2)	All Other Compensation	Total
Richard C. Stockinger, President	2011	$500,000	$375,000	$3,280,000	$-	$1,200	$4,156,200
and Chief Executive Officer (3)	2010	500,000	187,500	-	-	79,500	767,000
	2009	63,500	-	-	12,600	59,462	135,562

Christopher P. Ames, Chief	2011	300,000	150,000	1,192,500	-	-	1,642,500
Operating Officer (4)	2010	110,600	112,500	-	-	62,500	285,600
	2009	-	-	-	-	-	-

Gene R. Baldwin, Interim Chief	2011	937,400	-	-	-	-	937,400
Financial Officer (5)	2010	224,800	-	-	-	121,300	346,100
	2009	-	-	-	-	-	-

Cristina L. Mendoza, General	2011	211,100	112,500	615,000	-	-	938,600
Counsel and Secretary (6)	2010	-	-	-	-	-	-
	2009	-	-	-	-	-	-

(1)	Represents discretionary cash bonus approved by the Compensation Committee based on a subjective evaluation of overall performance.

(2)
Represents the aggregate grant date fair value related to stock and option awards for the reported fiscal year as computed in accordance with FASB ASC Topic 718. The dollar amounts listed do not necessarily reflect the dollar amount of compensation that may be realized by the named executive officers. For a discussion of valuation assumptions, see Note 1 to the consolidated financial statements included in our Annual Reports on Form 10-K for the fiscal years ended March 27, 2011, March 28, 2010, and March 29, 2009. For a significant portion of these awards vesting requires both continued service and attainment of specified share prices of our Common Stock, as set forth in the Grants of Plan-Based Awards table and its footnotes.

(3)
Mr. Stockinger was appointed Chief Executive Officer effective February 9, 2009 and President effective January 13, 2010 and served as a director for the entirety of fiscal year 2009. On January 7, 2010, the Board approved an increase to Mr. Stockinger’s annual base salary from $350,000 to $500,000 retroactive to the commencement of his employment on February 9, 2009 and therefore Mr. Stockinger’s salary for fiscal year 2009 includes a retroactive adjustment for salary earned in fiscal year 2009 but paid in fiscal year 2010. Mr. Stockinger’s compensation for 2009 includes the following amounts earned in connection with his services as a director: (i) $26,000 in fees earned or paid in cash, included under the caption “All Other Compensation” and (ii) $12,600 under the caption “Option Awards” relating to his automatic director grant.

(4)
Mr. Ames was appointed Chief Operating Officer effective October 19, 2009. His fiscal year 2010 compensation includes $62,500 earned in his position as a consultant to the Company during the period July – October 2009 that is included under the caption “All Other Compensation.”

(5)
Mr. Baldwin is retained by the Company through an agreement that the Company executed with CRG Partners Group, LLC, (“CRG”), a provider of financial advisory, corporate improvement and related services, of which Mr. Baldwin is a partner. The Company pays CRG for Mr. Baldwin’s services. As a result, all information concerning compensation for Mr. Baldwin for fiscal years 2011 and 2010 reflects the aggregate payments made by the Company to CRG on account of Mr. Baldwin’s services to the Company and do not necessarily reflect amounts received by Mr. Baldwin for such services. Compensation for fiscal year 2010 includes compensation for Mr. Baldwin’s services before he became an executive officer, which is included under the caption “All Other Compensation.” In addition, pursuant to the CRG agreement, certain other CRG employees also provided services to the Company during fiscal year 2010. In the aggregate, the Company made payments in the amount of $1,610,000 and $570,000 to CRG on account of the services that Mr. Baldwin and other CRG employees provided to the Company during fiscal years 2011 and 2010, respectively.

(6)	Ms. Mendoza was appointed General Counsel on May 17, 2010.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2011

Name	Grant Date	Estimated Future Payouts under Equity Incentive Plan Awards Maximum (#)(1)	All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock Awards ($)

Richard C. Stockinger	1/24/2011	266,667(2)	133,333(3)	3,280,000
Christopher Ames	12/8/2010	112,500(4)	37,500(5)	1,192,500
Gene R. Baldwin	-	-	-	-
Cristina L. Mendoza	1/24/2011	56,250(6)	18,750(3)	615,000

(1)
Vesting of these shares requires both continued service and attainment of specified share prices of the Common Stock, as set forth with respect to each award. No threshold or target amounts were established in connection with these awards. In each case, vesting of the specified number of shares occurs on the later of the specified Vesting Date and the date on which the 90-day average closing price of a share of Common Stock equals or exceeds the specified Vesting Price, provided the executive is employed by the Company on such date, subject to accelerated vesting in the event of certain corporate transactions involving a sale of the Company. Vesting also occurs if the specified corporate transaction occurs within six months after the executive’s employment was terminated by the Company without “cause” or by the executive for “good reason” (as such terms are defined in the executive’s employment agreement).

(2)	These shares vest as follows:

# of Shares	Vesting Date	Vesting Price

66,667	July 1, 2011	$13.00
33,333	July 1, 2011	$15.00
33,333	July 1, 2012	$13.00
25,000	July 1, 2012	$15.00
108,334	July 1, 2013	$20.00

(3)	These shares were fully vested at grant.

(4)	These shares vest as follows:

# of Shares	Vesting Date	Vesting Price

25,000	July 1, 2011	$13.00
12,500	July 1, 2012	$13.00
37,500	July 1, 2011	$20.00
18,750	July 1, 2012	$20.00
18,750	July 1, 2013	$20.00

(5)	These shares vested on July 1, 2011.

(6)	These shares vest as follows:

# of Shares	Vesting Date	Vesting Price

12,500	July 1, 2011	$13.00
6,250	July 1, 2012	$13.00
18,750	July 1, 2011	$20.00
9,375	July 1, 2012	$20.00
9,375	July 1, 2013	$20.00

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2011

The following table sets forth information regarding outstanding options and restricted stock awards held by each of our named executive officers as of March 27, 2011.

		Option Awards				Stock Awards
		Number of	Number of				Market Value
		Securities	Securities			Number of	of Shares
		Underlying	Underlying			Shares or	or Units of
	Option	Unexercised	Unexercised	Option	Option	Units of Stock	Stock That
	Grant	Options	Options	Exercise	Expiration	That Have	Have Not
	Date	Exercisable	Unexercisable	Price	Date	Not Vested	Vested
Name		(#)(1)	(#)	($/Share)		(#)(2)	($)(3)
Richard C. Stockinger	11/2/2007	10,000	-	$ 16.36	11/2/2017	266,667	2,242,669
	10/23/2008	10,000	-	2.605	10/23/2018	-	-

Christopher Ames		-	-	-		150,000	1,261,500

Gene R. Baldwin		-	-	-		-	-

Cristina L. Mendoza		-	-	-		56,250	473,063

(1)
Each such option is to purchase shares of Class A Common Stock. The options held by Mr. Stockinger were granted to him as a non-employee director and become exercisable as to approximately one-third of the shares covered by the award on each of the six-month, first and second year anniversaries of the grant date.

(2)
The stock award was granted to Mr. Stockinger and Ms. Mendoza on January 24, 2011 and Mr. Ames on December 8, 2010 and represents shares of Class A Common Stock that are subject to a risk of forfeiture. The vesting conditions for these awards are set forth as footnotes to the Grants of Plan-Based Awards Table.

(3)
The market value is based on a price of $8.41 per share, which was the closing price of one share of our Class A Common Stock on the Nasdaq Stock Market on the last business day of the fiscal year ended March 27, 2011.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2011

Option Awards	Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Richard C. Stockinger	-	-	133,333	1,093,331
Christopher Ames	-	-	-	-
Gene R. Baldwin	-	-	-	-
Cristina L. Mendoza	-	-	18,750	153,750

(1) Based on the closing stock price on the date of vesting.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Termination of Employment

Each of Messrs. Stockinger and Ames and Ms. Mendoza has an employment agreement with us that provides for payments upon termination of employment. In each case, the payments are made only if the termination of the executive’s employment is (i) by the Company without “cause,” (ii) by the executive for “good reason,” or (iii) by the executive within 30 days after a sale of the Company. The amount payable to the executive is the same in each of these three situations – the sum of (1) all previously earned and unpaid salary and bonus (including any bonus earned by virtue of a sale of the Company) and unreimbursed expenses, (2) one year of the executive’s annual base salary, and (3) in the case of each of Messrs. Stockinger and Ames, an amount equal to the average of his bonus for the two most recently completed fiscal years, pro rated based on the portion of the current fiscal year served by the executive prior to termination of employment; and in the case of Ms. Mendoza, a bonus amount to be determined. All of these payments are to be made in a cash lump sum within 60 days after termination of employment or such later time as required by Internal Revenue Code Section 409A (in which case any deferred payments will be credited with interest at the prime rate on effect on the 60th day after termination of employment).

If our named executive officers had terminated employment on March 27, 2011, the last day of our fiscal year, under any of the above circumstances, they would have received the following amounts under their employment agreements: Mr. Stockinger, $781,250; Mr. Ames, $431,250; and Ms. Mendoza, $316,226.

Under the employment agreements, “cause” is generally defined as the executive’s (i) indictment (or similar procedure), conviction, or plea of nolo contendere to a felony or a misdemeanor involving moral turpitude, (ii) inability to serve as an officer of an enterprise that holds a liquor license, (iii) material violation of Company policies or the restrictions in the employment agreement; (iv) gross negligence or willful misconduct; (v) fraud against the Company; (vi) or material breach of the employment agreement, in certain cases subject to an opportunity to cure . Under the employment agreements, “good reason” is generally defined as (i) a material reduction of the executive’s base salary; (ii) a material diminution in the executive’s authority, responsibility or duties; (iii) acts by the Company that are designed to force the executive’s resignation or prevent the executive from performing his or duties under the employment agreement; and (iv) the Company’s material breach of the employment agreement, in each case subject to notice by the executive within 90 days of the occurrence of the event and a 30-day opportunity to cure.

The employment agreements provide that during and after employment, the executive will not disclose or use any confidential Company information and that during employment for a two-year period thereafter, the executive will not interfere with any relationship between the Company and any customer, supplier, consultant or employee, and will not solicit or employ certain Company employees.

Change of Control

The employment agreements provide for payment of a special bonus in the event of a sale of the Company. The bonus was expressed as a percentage of annual base salary based on the price per share of common stock paid by the buyer as follows:

Sale Price per Share of Common Stock	Percentage of Base Salary Due to Executive
$15 or more	150%
$13 or more, but less than $15	100%
$10 or more, but less than $13	75%
Less than $10	25%

The restricted stock granted to each of the named executive officers provides for accelerated vesting of all shares in the event of a sale of the Company for a per share price of $10 or more, if the executive was employed by the Company on the date of the sale or his or her employment was terminated by the Company without cause or by the executive for good reason within six months before the sale.

If a sale of the Company at $10 per share had occurred on March 27, 2011, our named executive officers would have been entitled to receive the following amounts:

Name	Sale Bonus Under Employment Agreement ($)	Accelerated Vesting of Restricted Stock ($)	Total ($)
Richard C. Stockinger	375,000	2,666,670	3,041,670
Christopher P. Ames	225,000	1,500,000	1,725,000
Cristina L. Mendoza	195,000	562,500	757,500

DIRECTORS’ COMPENSATION IN FISCAL YEAR 2011

The table and related discussion below summarize the compensation earned by each director who was not a named executive officer for the fiscal year ended March 27, 2011.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
John E. Abdo	78,149	39,600	3,600	121,349
Norman Becker	77,687	39,600	3,600	120,887
J. Ronald Castell	65,000	39,600	3,600	108,200
Darwin C. Dornbush(3)	27,750	39,600	85,200	152,550
Adam Gray(4)(5)	41,748	39,600	3,600	84,948
Lewis Jaffe	70,000	39,600	3,600	113,200
Michael W. Kata(4)	18,000	39,600	3,600	61,200
Alan B. Levan	68,250	39,600	3,600	111,450
Joseph J. West	55,000	39,600	3,600	98,200

(1)
Represents the aggregate grant date fair value related to option awards issued during the fiscal year ended March 27, 2011 as computed in accordance with FASB ASC Topic 718. Accordingly, the dollar amounts listed do not necessarily reflect the dollar amount of compensation that may be realized by the directors. The grant date fair value of option awards granted during fiscal year 2011 to all directors who were not named executive officers or employees of the Company was $3.96 per share. For a discussion of valuation assumptions, see Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2011. No stock awards were made to non-employee directors during the fiscal year ended March 27, 2011.

(2)	For each director, includes $3,600 food allowance which they can use at our restaurants.

(3)
During fiscal year 2011, Mr. Dornbush was employed by us to provide certain management advisory services through September 28, 2010. Amounts included in the caption “All Other Compensation” represent compensation for his employment during fiscal year 2011, including $76,200 in salary paid to Mr. Dornbush and $5,400 paid by the Company to provide disability insurance. During the period of his employment he did not receive cash director fees. Beginning September 28, 2010, Mr. Dornbush began receiving cash director fees as a non-employee director as described below.

(4)	Messrs. Gray and Kata were elected to the board on September 28, 2010.

(5)	Mr. Gray has assigned to Coliseum Capital Partners, L.P. all of his rights to compensation for service on our Board of Directors and its committees.

Outstanding Stock Options at Fiscal Year End 2011

The following table shows the number of outstanding stock options held by each director as of March 27, 2011.

	Common Stock		Class A Common Stock
Name	Vested	Unvested	Vested	Unvested	Total
John E. Abdo	30,750	-	88,167	13,333	132,250
Norman Becker	30,750	-	88,167	13,333	132,250
J. Ronald Castell	10,000	-	46,667	13,333	70,000
Darwin C. Dornbush	-	-	20,000	20,000	40,000
Adam Gray(1)	-	-	-	-	-
Lewis Jaffe	15,000	-	53,667	13,333	82,000
Michael Kata	-	-	-	10,000	10,000
Alan B. Levan	-	-	6,667	13,333	20,000
Joseph J. West	10,000	-	36,667	13,333	60,000

_________

(1)
Mr. Gray has assigned all of his director compensation to Coliseum Capital Partners, L.P.  Pursuant to such assignment, as of March 27, 2011 Coliseum Capital Partners, L.P. held 10,000 unvested options to purchase Class A Common Stock.

Director Fees

Each non-employee director is compensated at an annual rate of $36,000 per year for service as a director and additional compensation as follows: $19,500 per year to each member of the Executive Committee, $10,500 per year to each member of the Audit Committee, $5,000 per year to each member of the Compensation Committee and each member of the Nominating and Governance Committee, an additional $7,750 per year to the chairman of each of the Committees and $5,000 per year to our Independent Lead Director, Mr. Jaffe. Due to additional meetings that were required, each member of the Audit Committee was paid an additional $4,500, except for Mr. Gray, who received $3,750. All non-employee directors (and Mr. Dornbush during his service as an employee) are reimbursed for expenses incurred on our behalf. In addition, the directors are provided an annual food allowance of $3,600, which they can use at our restaurants.

In addition to the above, we also paid Lewis Jaffe, the chairman of the special committee that we formed in December 2009 to explore alternative financing sources that may be available to us, a fee of $14,000 and a fee of $9,000 to each of Norman Becker, J. Ronald Castell and Joseph J. West for serving as members of the special committee.

Automatic Option Grants

Each non-employee director participates in the 2007 Equity Incentive Plan (the “equity plan”). Under the equity plan, options to purchase 10,000 shares of Class A Common Stock (as adjusted in the event of any recapitalization or similar changes to our stock; e.g., due to a stock dividend or merger) are automatically granted annually to each non-employee director on the date of our Annual Meeting. The options become exercisable ratably as to one-third of the shares underlying the option on each of the six-month, first and second year anniversaries of the grant date. They have a term of ten years from the date of grant and have an exercise price equal to the fair market value of a share on the grant date, which is the closing price of the Class A Common Stock on the grant date. The options remain exercisable for a period of three months (other than if cessation of Board membership is due to death, in which case the options remain exercisable for a period of twelve months) or their stated term, if shorter, following the cessation of a non-employee director’s membership on our Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Information with respect to the Company’s equity compensation plan is included under Item 12 of the Form 10-K.

SECURITY OWNERSHIP

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information relating to the beneficial ownership of our Common Stock and Class A Common Stock as of July 8, 2011 by (i) all persons we know to beneficially own more than 5% of either our Common Stock or our Class A Common Stock, (ii) each named executive officer, (iii) each current director, and (iv) all of our current executive officers and directors as a group. As of the close of business on July 8, 2011, there were 5,826,433 shares of Common Stock, 10,691,020 shares of Class A Common Stock and 600,000 shares of Series B convertible preferred stock (convertible into 1,183,899 shares of Common Stock) outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock and Class A Common Stock, as applicable, that they beneficially own, subject to applicable community property laws. All shares of Common Stock and Class A Common Stock subject to options or warrants exercisable within 60 days of July 8, 2011 or issuable upon conversion of our Series B convertible preferred stock are deemed to be outstanding and beneficially owned by the persons holding those options, warrants or Series B convertible preferred stock, for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

	Common Stock		Class A Common Stock		Series B Preferred Stock
Name (and address if applicable) of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class	Percent of Common Stock, Class A Common Stock and Series B Preferred Stock Voting Together(2)

5% Stockholders

Benihana of Tokyo, Inc. (3)	2,153,744	37.0%	-	-	-	-	26.7%
232 East 63rd Street
New York, New York 10021

RHA Testamentary Trust (3)	2,153,744	37.0%	-	-	-	-	26.7%

Keiko Ono Aoki (3)	2,153,744	37.0%	-	-	-	-	26.7%

BFC Financial Corporation	397,328	6.8%	-	-	600,000	-	19.6%
2100 W Cypress Creek Road
Ft. Lauderdale, Florida 33309

FMR, LLC (4)	200,000	3.4%	551,386	5.2%	-	-	3.2%
Fidelity Management & Research Company
Fidelity Low-Priced Stock Fund
Edward C. Johnson 3d
82 Devonshire Street
Boston, MA 02109

Coliseum Capital Management, LLC (5)	554,043	9.5%	1,847,216	17.3%	-	-	9.1%
Adam Gray
Christopher Shackelton
767 Third Avenue, 35th Floor
New York, NY 10017

Andreeff Equity Advisors, L.L.C (6)	530,334	9.1%	587,955	5.5%	-	-	7.3%
Dane Andreeff
140 East St. Lucia Lane
Santa Rosa Beach, FL 32459

RBC Global Asset Management (U.S.) Inc.(7)	-	-	1,100,781	10.3%	-	-	1.4%
100 South Fifth Street, Suite 2300
Minneapolis, MN 55402

Ameriprise Financial, Inc.(8)	-	-	976,706	9.1%	-	-	1.2%
Columbia Management Investment Advisers, LLC
Columbia Small Cap Value Fund I
145 Ameriprise Financial Center
Minneapolis, MN 55474

	Common Stock		Class A Common Stock		Series B Preferred Stock
Name of Officers and Directors	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class	Percent of Common Stock, Class A Common Stock and Series B Preferred Stock Voting Together(2)

Named Executive Officers and Directors

John E. Abdo (9)(10)	79,500	1.4%	146,333	1.4%	-	-	1.2%

Norman Becker (9)(10)	39,375	*	113,083	1.0%	-	-	*

Darwin C. Dornbush (10)	16,737	*	50,308	*	-	-	*

Richard Stockinger (10)	15,237	*	373,333	3.5%	-	-	*

Lewis Jaffe (9)(10)	15,000	*	64,033	*	-	-	*

Joseph J. West (9)(10)	11,000	*	53,333	*	-	-	*

J. Ronald Castell (9)(10)	10,000	*	53,333	*	-	-	*

Alan B. Levan (10)	-	-	43,333	*	-	-	*

Michael W. Kata (3)(10)	-	-	3,333	*	-	-	*

Christopher P. Ames	-	-	140,625	1.3%	-	-	*

Gene R. Baldwin	-	-	-	-	-	-	-

Cristina L. Mendoza	-	-	75,000	*	-	-	*

All current directors and executive officers as a group (12 persons) (9)(10)	186,849	3.2%	1,116,047	4.5%	-	-	3.7%

Notes

* Less than 1%.

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

(2)
The voting percentage shown in this column reflects 1 vote per share of Common Stock, 1/10 vote per share of Class A Common Stock and the Series B Preferred Stock voting on an as converted basis (each share convertible into 1.97 shares of Common Stock).

(3)
Based solely on a Schedule 13D/A filed jointly by Benihana of Tokyo, Inc. (“BOT”), RHA Testamentary Trust and Keiko Ono Aoki on June 22, 2011. All of the issued and outstanding capital stock of BOT is owned by the RHA Testamentary Trust of which Keiko Ono Aoki is the sole trustee. BOT, Ms. Aoki and the trust have shared voting and dispositive power with respect to 2,153,744 shares of Common Stock.

(4)
Based solely on a Schedule 13G/A and a Schedule 13G filed jointly by FMR, LLC, Fidelity Management & Research Company, Fidelity Low-Priced Stock Fund and Edward C. Johnson 3d on July 11, 2011 and February 14, 2011, respectively. Each of FMR, LLC and Mr. Johnson have sole dispositive power with respect to 200,000 shares of Common Stock and 551,386 shares of Class A Common Stock. The board of trustees for Fidelity Low-Priced Stock Fund has sole voting power with respect to 200,000 shares of Common Stock and 551,386 shares of Class A Common Stock.

(5)
Based solely on a Schedule 13D/A filed jointly by Coliseum Capital Management, LLC, Adam Gray and Christopher Shakelton on June 28, 2011. Each of Coliseum Capital Management, LLC and Messrs. Gray and Shackelton have shared voting power and shared dispositive power with respect to 554,043 shares of Common Stock and 1,847,216 shares of Class A Common Stock.

(6)
Based solely on Schedule 13Gs filed jointly by Dane Andreeff and Andreeff Equity Advisors, L.L.C. on February 14, 2011. Each of Mr. Andreeff and Andreeff Equity Advisors, L.L.C. has shared voting and shared dispositive power with respect to 530,334 shares of Common Stock and 587,955 shares of Class A Common Stock.

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

On February 14, 2011, a Schedule 13G was (i) filed by Maple Leaf Offshore, Ltd. indicating that it has shared voting power and shared dispositive power with respect to 99,756 shares of Common Stock; (ii) filed by Maple Leaf Partners, L.P. indicating that it has shared voting power and shared dispositive power with respect to 375,863 shares of Common Stock; and (iii) filed jointly by Maple Leaf Capital I, L.L.C. (with Dane Andreeff and Andreeff Equity Advisors, L.L.C., as otherwise described above) indicating Maple Leaf Capital I, L.L.C. has shared voting power and shared dispositive power with respect to 430,578 shares of Common Stock. On February 14, 2011, a Schedule 13G was filed jointly by Maple Leaf Capital I, L.L.C. and Maple Leaf Offshore, Ltd. indicating Maple Leaf Capital I, L.L.C. has shared voting power and shared dispositive power with respect to 477,602 shares of Class A Common Stock, Maple Leaf Partners, L.P. has shared voting power and shared dispositive power with respect to 415,791 shares of Class A Common Stock and Maple Leaf Offshore, Ltd. has shared voting power and shared dispositive power with respect to 110,353 shares of Class A Common Stock.

(7)
Based solely on a Schedule 13G/A filed by RBC Global Asset Management Inc. on February 10, 2011. Such person has shared voting power with respect to 344,714 shares of Class A Common Stock and shared dispositive power with respect to 1,100,781 shares of Class A Common Stock.

(8)
Based solely on a Schedule 13G filed jointly by Ameriprise Financial, Inc., Columbia Management Investment Advisers, LLC and Columbia Small Cap Value Fund I on February 10, 2011. Each of Ameriprise Financial, Inc. and Columbia Management Investment Advisers, LLC has shared voting power and shared dispositive power with respect to 976,706 shares of Class A Common Stock. Columbia Small Cap Value Fund I has sole voting power and shared dispositive power of 732,359 shares of Class A Common Stock.

(9)
Beneficial ownership on this table includes the following number of shares of Common Stock which may be purchased upon exercise of options which are presently exercisable or which will become exercisable within 60 days after July 8, 2011: Mr. Abdo – 30,750 shares; Mr. Becker – 30,750 shares; Mr. Jaffe – 15,000 shares; Mr. West – 10,000 shares; Mr. Castell – 10,000 shares; all current executive officers and directors as a group – 96,500 shares.

(10)
Beneficial ownership on this table also includes the following number of shares of Class A Common Stock which may be purchased upon exercise of options which are presently exercisable or which will become exercisable within 60 days after July 8, 2011: Mr. Abdo – 94,833 shares; Mr. Becker – 94,833 shares; Mr. Jaffe – 60,333 shares; Mr. Castell – 53,333 shares; Mr. West – 43,333 shares; Mr. Stockinger – 20,000 shares; Mr. Dornbush – 33,333 shares; Mr. Levan – 13,333 shares; Mr. Kata – 3,333 shares; all current executive officers and directors as a group – 416,664 shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Benihana of Tokyo, Inc. (“BOT”) owns shares representing approximately 37% of the shares of Common Stock. The stock of BOT is owned by a trust, the RHA Testamentary Trust, of which Keiko Ono Aoki, the President and Chief Executive Officer of BOT, is the sole trustee.

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

BFC owns 600,000 shares of our Series B convertible preferred stock. Alan B. Levan and John E. Abdo, members of our Board, are Chairman and Vice Chairman, respectively, of BFC and may be deemed to control BFC by virtue of their ownership interest in BFC’s common stock.

In October 2007, we entered into a lease for a Benihana restaurant to be located in Orlando, FL, with an annual rent of approximately $140,000 and a base term of 20 years. The landlord is Bluegreen Vacations Unlimited, Inc., a subsidiary of Bluegreen Corporation, a majority owned subsidiary of BFC. Three directors of ours, John E. Abdo, Alan B. Levan and Norman Becker, are also directors of Bluegreen Corporation. BFC and Messrs. Abdo and Levan may each be deemed to beneficially own the 16,922,953 shares of Common Stock of Bluegreen Corporation (approximately 52% of the total outstanding shares) owned by BFC.

Darwin C. Dornbush, a member of our Board, is a former partner of Dornbush Schaeffer Strongin & Venaglia, LLP, a law firm. In fiscal year 2011 we incurred approximately $0.9 million, in legal fees and expenses to Dornbush Schaeffer Strongin & Venaglia, LLP. In addition, we paid Mr. Dornbush approximately $81,600 in salary and benefits during fiscal year 2011 in exchange for certain services. Mr. Dornbush is also a director of BFC.

During fiscal year 2010, we engaged BFC through its wholly-owned subsidiary, Snapper Creek Equity Management, LLC (“Snapper Creek”), to provide management, financial advisory and other consulting services. We incurred approximately $0.5 million in consulting fees in fiscal year 2011. Effective November 30, 2010, we are no longer engaging Snapper Creek to provide any services.

During fiscal year 2010, we engaged Risk Management Services (“RMS”), an affiliate of BFC, to provide insurance and risk management services. Fees incurred by RMS in fiscal year 2011 were not significant. As of September 21, 2010, we are no longer engaging RMS to provide any services.

Gene R. Baldwin, who was appointed as our Interim Chief Financial Officer effective January 13, 2010, is a partner in CRG Partners Group, LLC and its predecessors (“CRG”). At the time Mr. Baldwin was retained through CRG, in November 2009, the Board of Directors approved a consulting agreement between the Company and CRG (the “CRG Agreement”) for Mr. Baldwin’s services which continues to apply to the period in which he is serving as our Interim Chief Financial Officer. Pursuant to such agreement in fiscal year 2011 we incurred approximately $937,400 in fees and expenses to CRG on account of Mr. Baldwin’s services to us. Mr. Baldwin has continued to serve as a partner of CRG and continues to receive his compensation through CRG. In addition, pursuant to the CRG Agreement, certain other CRG employees also provided services to the Company. In the aggregate, the Company made payments in the amount of $1,610,000 to CRG on account of the services that Mr. Baldwin and other CRG employees provided to the Company during fiscal year 2011.

Director Independence

Our Board has determined that the following directors, for the fiscal year ended March 27, 2011, are independent as defined in Rule 5605 (a)(2) of the Nasdaq Stock Market Rules: Alan B. Levan, John E. Abdo, Norman Becker, J. Ronald Castell, Darwin C. Dornbush, Adam Gray, Lewis Jaffe, Michael W. Kata and Joseph J. West. In making its independence determinations, the Board considered and discussed relationships and transactions between the Company and its affiliates, on the one hand, and each director and his affiliates, on the other hand, including the relationships and transactions discussed above under the heading “Certain Relationships and Related Transactions” pursuant to which payments were made by the Company to the independent director directly or to affiliates of the independent director. The Board determined that none of those transactions or relationships were likely to interfere with any independent director’s exercise of independent judgment in carrying out his responsibilities as a director of the Company.

Item 14.  Principal Accountant Fees and Services

The following table sets forth fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K and review of financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal years 2011 and 2010, and fees billed for other services rendered by Deloitte & Touche LLP.

	2011	2010

Audit Fees (1)	$680,000	$735,000
Audit Related Fees (2) (3)	13,950	15,095
Tax Fees (3)	-	-
All Other Fees (3)	-	-
Total	$693,950	$750,095

(1)
The audit fees consisted of the audit of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K and reviews of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)
The audit related fees for fiscal year 2011 consisted of services incurred for our Form S-8 filed on April 19, 2010 and for providing access to audit workpapers in conjunction with a potential sale of the Company. The audit related fees for fiscal year 2010 consisted of services incurred for our SEC Comment Letter received on August 27, 2009 and response filed on September 10, 2009 and our Form S-3 filed on November 24, 2009.

(3)	The Audit Committee has determined that the provision of all non-audit services performed for the Company by Deloitte & Touche LLP is compatible with maintaining that firm’s independence.

The Audit Committee’s policy is to pre-approve all audit services and all non-audit services that the Company’s independent auditor is permitted to perform for the Company under applicable federal securities laws. While it is the general policy of the Audit Committee to make such determinations at full Audit Committee meetings, the Audit Committee may delegate its pre-approval authority to one or more members of the Audit Committee, provided that all such decisions are presented to the full Audit Committee at its next regularly scheduled meeting.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

3.	Exhibits:

10.38	Employment Agreement (together with the Restricted Stock Agreement) dated January 24, 2011 by and between the Company and Cristina L. Mendoza.

31.01	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Interim Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Interim Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 25, 2011	BENIHANA INC.

By:	/s/ Gene R. Baldwin
Gene R. Baldwin, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard C. Stockinger		July 25, 2011
Richard C. Stockinger	Chairman, Chief Executive Officer, and President and Director
(Principal Executive Officer)
/s/ Gene R. Baldwin		July 25, 2011
Gene R. Baldwin	Interim Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ John E. Abdo	Vice Chairman and Director	July 25, 2011
John E. Abdo

/s/ Norman Becker	Director	July 21, 2011
Norman Becker

	Director	July __, 2011
J. Ronald Castell

	Director	July __, 2011
Darwin C. Dornbush

/s/ Adam Gray	Director	July 24, 2011
Adam Gray

/s/ Lewis Jaffe	Director	July 25, 2011
Lewis Jaffe

/s/ Michael W. Kata	Director	July 22, 2011
Michael W. Kata

/s/ Alan B. Levan	Director	July 22, 2011
Alan B. Levan

/s/ Joseph J. West	Director	July 22, 2011
Joseph J. West