Form 10-Q
period 2011-07-17
BENIHANA INC
filed 2011-08-25
CIK 935226

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 17, 2011

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

Common stock, $.10 par value: 5,999,904 shares outstanding at August 12, 2011
Class A common stock, $.10 par value: 10,732,520 shares outstanding at August 12, 2011

BENIHANA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

BENIHANA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)

	July 17, 2011	March 27, 2011

Assets
Current Assets:
Cash and cash equivalents	$4,000	$4,038
Receivables, net	2,121	2,207
Inventories	5,544	5,668
Income tax receivable	855	515
Prepaid expenses and other current assets	3,630	1,802
Investment securities available for sale - restricted	607	619
Deferred income tax asset, net	168	322
Total current assets	16,925	15,171
Property and equipment, net	178,641	182,992
Goodwill	6,896	6,896
Deferred income tax asset, net	10,379	10,053
Other assets, net	5,477	5,770
Total assets	$218,318	$220,882

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,738	$8,121
Accrued expenses	24,518	25,346
Total current liabilities	33,256	33,467

Deferred obligations under operating leases	14,547	14,268
Borrowings under line of credit	—	5,689
Other long term liabilities	812	1,025
Total liabilities	48,615	54,449

Commitments and contingencies (Notes 5 and 10)

Convertible preferred stock - $1.00 par value; authorized -5,000,000 shares; Series B mandatory redeemable convertible preferred stock - authorized - 800,000 shares; issued and outstanding –500,000 and 800,000 shares, respectively, with a liquidation preference of $12.5 million and $20 million, respectively, plus accrued and unpaid dividends	12,321	19,710

Stockholders’ Equity
Common stock - $.10 par value; convertible into Class A common stock; authorized, 12,000,000 shares; issued and outstanding, 6,009,154 and 5,552,747 shares, respectively	601	555
Class A common stock - $.10 par value; authorized, 32,500,000 shares;issued and outstanding, 10,706,020 and 10,552,378 shares, respectively	1,071	1,055
Additional paid-in capital	82,644	73,601
Retained earnings	73,509	71,849
Treasury stock, at cost - 56,042 and 46,667 shares, respectively	(482)	(383)
Accumulated other comprehensive income, net of tax	39	46
Total stockholders’ equity	157,382	146,723
Total liabilities, convertible preferred stock and stockholders' equity	$218,318	$220,882

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share information)

	Four Periods Ended
	July 17, 2011	July 18, 2010

Revenues:
Restaurant sales	$105,963	$100,227
Franchise fees and royalties	581	542
Total revenues	106,544	100,769

Costs and Expenses:
Cost of food and beverage sales	26,296	24,595
Restaurant operating expenses	66,718	64,238
Restaurant opening costs	—	8
General and administrative expenses	11,166	9,397
Total operating expenses	104,180	98,238

Income from operations	2,364	2,531
Interest expense, net	160	397

Income before income taxes	2,204	2,134
Income tax provision	255	525

Net Income	1,949	1,609
Less: Accretion of preferred stock issuance costs and preferred stock dividends	289	333

Net income attributable to common stockholders	$1,660	$1,276

Earnings Per Share
Basic earnings per common share	$0.10	$0.08
Diluted earnings per common share	$0.10	$0.08

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Four Periods Ended July 17, 2011 and July 18, 2010
(In thousands, except share information)

						Accumulated
						Other
		Class A	Additional			Comprehensive	Total
	Common	Common	Paid-in	Retained	Treasury	Loss,	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Net of tax	Equity

Balance, March 28, 2010	$564	$977	$70,589	$71,598	$—	$(12)	$143,716
Comprehensive income:
Net income				1,609			1,609
Net decrease in unrealized loss on investment securities available for sale, net of tax						8	8
Total comprehensive income							1,617
Issuance of 1,359 shares of common stock and 26,500 shares of Class A common stock from exercise of options	1	3	135				139
Dividends declared on Series B preferred stock				(307)			(307)
Accretion of issuance costs on Series B preferred stock				(26)			(26)
Stock-based compensation			124				124
Balance, July 18, 2010	$565	$980	$70,848	$72,874	$—	$(4)	$145,263

						Accumulated
						Other
		Class A	Additional			Comprehensive	Total
	Common	Common	Paid-in	Retained	Treasury	Income,	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Net of Tax	Equity

Balance, March 27, 2011	$555	$1,055	$73,601	$71,849	$(383)	$46	$146,723
Comprehensive income:
Net income				1,949			1,949
Net decrease in unrealized gain on investment securities available for sale, net of tax						(7)	(7)
Total comprehensive income							1,942
Issuance of 15,000 shares of restricted Class A common stock		2	(2)
Conversion of 138,642 shares of common stock into 138,642 shares of Class A common stock	(14)	14
Repurchase treasury stock - 9,375 shares Class A common stock					(99)		(99)
Conversion of 300,000 shares of Series B preferred stock into 595,049 shares of common stock	60		7,353				7,413
Dividends declared on Series B preferred stock				(265)			(265)
Accretion of issuance costs on Series B preferred stock				(24)			(24)
Stock-based compensation			1,596				1,596
Tax benefit from vesting of restricted Class A common stock			96				96
Balance, July 17, 2011	$601	$1,071	$82,644	$73,509	$(482)	$39	$157,382

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Four Periods Ended
	July 17,	July 18,
	2011	2010

Operating Activities:
Net income	$1,949	$1,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,966	6,515
Amortization of deferred debt issuance costs	80	283
Stock-based compensation	1,596	124
Tax benefit from vesting of restricted Class A common stock	(96)	-
Loss/(gain) on disposal of assets	14	(11)
Deferred income taxes	(167)	239
Change in operating assets and liabilities that provided (used) cash:
Receivables	86	355
Inventories	124	390
Prepaid expenses and other current assets	(1,828)	(647)
Income taxes and other long term liabilities	(45)	(212)
Other assets	120	(138)
Accounts payable	652	(261)
Accrued expenses and deferred obligations under operating leases	(850)	1,588
Net cash provided by operating activities	7,601	9,834
Investing Activities:
Expenditures for property and equipment and computer software	(1,579)	(1,259)
Sale of investment securities, available for sale, net	-	41
Net cash used in investing activities	(1,579)	(1,218)
Financing Activities:
Borrowings on line of credit	22,746	32,970
Repayments on line of credit	(28,435)	(37,687)
Dividends paid on Series B preferred stock	(467)	(495)
Proceeds from issuance of common stock and Class A common stock upon exercise of stock options	-	139
Tax benefit from vesting of restricted Class A common stock	96	-
Net cash used in financing activities	(6,060)	(5,073)
Net (decrease) increase in cash and cash equivalents	(38)	3,543
Cash and cash equivalents, beginning of period	4,038	2,558
Cash and cash equivalents, end of period	$4,000	$6,101

Supplemental Disclosures of Cash Flow Information:
Cash paid during the four periods:
Interest	$67	$373
Income taxes	937	131
Noncash investing and financing activities:
Acquired property and equipment for which cash payments had not yet been made	$740	$789
Accrued but unpaid dividends on the Series B preferred stock	34	49
Change in unrealized (gain) loss on investment securities available for sale, net of tax	(7)	8

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General

The accompanying condensed consolidated balance sheet as of March 27, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of Benihana Inc. and Subsidiaries (“we, “our,” “us,” the “Company”) as of July 17, 2011, and for the four periods (sixteen weeks) ended July 17, 2011 and July 18, 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 27, 2011 appearing in our Annual Report on Form 10-K filed with the SEC.

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The results of operations for the four periods ended July 17, 2011 are not necessarily indicative of the results to be expected for the full year.

We have a 52/53-week fiscal year. Our fiscal year ends on the Sunday occurring within the dates of March 26 and April 1. We divide the fiscal year into 13 four-week periods where the first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consists of 3 periods totaling 12 weeks each. In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year. This operating calendar provides for a consistent number of operating days within each period, as well as ensures that certain holidays significant to our operations occur consistently within the same fiscal quarters from year to year. Because of differences in the length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable. Fiscal year 2012 consists of 53 weeks and fiscal year 2011 consists of 52 weeks. Fiscal year 2012 will end on April 1, 2012. Fiscal year 2011 ended on March 27, 2011.

2.	Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance which modifies the requirements of Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. If applicable, we will adopt this guidance effective January 1, 2012, which coincides with our annual goodwill impairment test. We do not expect this guidance to have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. We will adopt this new presentation standard as of the beginning of fiscal year 2013. The adoption of this standard will only impact the presentation of our financial statements and will not impact our consolidated financial position or results of operations.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Inventories

Inventories consist of the following (in thousands):

	July 17,	March 27,
	2011	2011

Food and beverage	$2,899	$2,889
Supplies	2,645	2,779

	$5,544	$5,668

4.	Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of the items as of July 17, 2011 and March 27, 2011. We believe that the carrying amount of our debt at March 27, 2011 approximated fair value due to the variable rates associated with the debt instrument and the recent amendment to our line of credit agreement in fiscal year 2011 (refer to Note 5, Long-Term Debt). We had no borrowings outstanding under the credit facility as of July 17, 2011.

As of July 17, 2011, we held certain publicly traded mutual funds that invest in debt and equity securities that are required to be measured at fair value on a recurring basis. We invest in these mutual funds to mirror and track the performance of the elections made by employees that participate in our deferred compensation plan. These mutual fund investments are classified as available for sale and are carried at fair value, with unrealized gains and losses reflected as a separate component of stockholders’ equity. We determined the fair value of our investment securities available for sale using quoted market prices (Level 1 in the fair value hierarchy).

The following tables disclose, as of July 17, 2011 and March 27, 2011, our available for sale investment securities at both the cost basis and fair value by investment type. None of our available for sale investment securities were in a loss position as of July 17, 2011 or March 27, 2011.

	July 17, 2011		March 27, 2011
	Cost	Fair value	Cost	Fair value

Equity securities	$439	$506	$360	$439
Fixed income securities	65	67	65	67
Money market fund deposits	34	34	113	113
	$538	$607	$538	$619

We periodically evaluate unrealized losses in our available for sale investment securities for other-than-temporary impairment using both qualitative and quantitative criteria and, as of July 17, 2011, determined that there was no material other-than-temporary impairment.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the valuation of our reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment. None of our nonfinancial assets or nonfinancial liabilities were measured at fair value during the four periods ended July 17, 2011.

5.	Long-Term Debt

We entered into an Amended and Restated Credit Agreement with Wells Fargo (as successor by merger to Wachovia Bank, National Association) on February 10, 2011. The credit facility provides us a borrowing capacity of $30.0 million, with an option to increase the principal amount of the credit facility by $5.0 million to $35.0 million, subject to certain conditions. The credit facility is scheduled to mature on February 10, 2014. The credit facility is secured by the assets of the Company. There are no scheduled principal payments prior to maturity. The Company may, however, prepay outstanding borrowings prior to that date without penalty. The line of credit provides for an initial commitment fee of 0.5% on the unused portion of the loan commitment and a variable interest rate on outstanding balances benchmarked to the prime rate in the United States or to the London interbank offering rate. Both the commitment fee and the interest rate adjust based on a leverage ratio, as defined by the amended and restated agreement. While providing for working capital, capital expenditures and general corporate purposes, the amended and restated agreement requires that the Company maintain certain financial ratios and profitability amounts and restricts the amount of cash dividends paid and stock repurchases of the Company, as well as acquisitions and other investments.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At July 17, 2011, we had no borrowings outstanding under the line of credit. Our borrowing capacity under the line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $1.3 million at July 17, 2011, resulting in an available borrowing balance of $28.7 million. As of July 17, 2011, we were in compliance with the financial and non-financial covenants of the amended and restated agreement governing the line of credit.

6.	Convertible Preferred Stock

The Series B preferred stock has a liquidation preference of $12.5 million as of July 17, 2011, or $25.00 per share, (subject to anti-dilution provisions) plus accrued and unpaid dividends. The Series B preferred stock is convertible into our common stock at a conversion price of approximately $12.67 per share that equates to 1.97 shares of common stock for each share of Series B preferred stock (subject to anti-dilution provisions). The Series B preferred stock carries a dividend at the annual rate of $1.25 per share (or 5% of the purchase price) payable in cash or additional Series B preferred stock, and votes on an "as if converted" basis together with the common stockholders on all matters put to a vote of the holders of common stock. In addition, under certain circumstances, the approval of a majority of the Series B preferred stock is required for certain events outside the ordinary course of business, including acquisitions or disposition of assets having a value in excess of 25% of our total consolidated assets.

We pay quarterly dividends on the Series B preferred stock, and at July 17, 2011, accrued but unpaid dividends totaled less than $0.1 million.

The conversion option of the Series B preferred stock is not a derivative liability that must be fair valued.

During the four periods ended July 17, 2011, the holder of the preferred stock converted 300,000 shares of the Series B preferred stock into 595,049 shares of common stock.

7.	Income Taxes

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the four periods ended July 17, 2011, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made. During the four periods ended July 17, 2011, our effective income tax rate was favorably impacted by an increased level of tax credits relative to taxable income.

We file income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, we are no longer subject to federal and state income tax examinations for years prior to fiscal year 2007. As of July 17, 2011, we had $0.1 million of gross unrecognized tax benefits related to uncertain tax positions, all of which would impact the tax rate if recognized. The amount accrued for the payment of interest was not significant, and we do not believe we have any potential liability for the payment of penalties. Of the total unrecognized tax benefits at July 17, 2011, we believe it is reasonably possible that this amount could be reduced by less than $0.1 million in the next twelve months due to the expiration of applicable statutes of limitations. As of March 27, 2011, we had $0.2 million of gross unrecognized tax benefits, all of which would impact the tax rate if recognized. Unrecognized tax benefits and related interest are classified as other long term liabilities in the accompanying condensed consolidated balance sheets. It is our continuing policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

On August 16, 2011, the Internal Revenue Service commenced an audit of the Company's March 29, 2009 federal income tax return. No assessments have yet been made as a result of the audit.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Earnings Per Share

Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during each period. The diluted earnings per common share computation includes dilutive common share equivalents issued under our various stock option plans and takes into account the conversion rights of our Series B preferred stock.

The components used in the computation of basic earnings per common share and diluted earnings per common share for the four periods ended July 17, 2011 and July 18, 2010 are shown below (in thousands):

	Four Periods Ended
	July 17,	July 18,
	2011	2010

Net income, as reported	$1,949	$1,609
Less: Accretion of preferred stock issuance costs and preferred stock dividends	289	333
Income for computation of basic earnings per common share	1,660	1,276
Add: Accretion of preferred stock issuance costs and preferred stock dividends	—	—
Income for computation of diluted earnings per common share	$1,660	$1,276
Weighted average number of common shares used in basic earnings per share	16,323	15,441
Effect of dilutive securities:
Stock options	51	18
Series B preferred stock	—	—
Weighted average number of common shares and dilutive potential common stock used in diluted earnings per share	16,374	15,459

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

For the four periods ended July 17, 2011, stock options to purchase approximately 0.4 million shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. For the four periods ended July 18, 2010, stock options to purchase approximately 0.7 million shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. For the four periods ended July 17, 2011 and July 18, 2010, conversion of the convertible preferred stock was not assumed for purposes of computing diluted earnings per share since the effect would have been anti-dilutive.

9.	Stock-Based Compensation

On August 20, 2009, our stockholders approved an amendment to our 2007 Equity Incentive Plan. The amendment (i) increased the number of authorized shares of our Class A common stock available for issuance under the equity plan by 2,000,000 shares to an aggregate of 2,750,000 shares, (ii) increased the number of shares which may be issued under the equity plan upon the exercise of incentive stock options by 1,450,000 shares to an aggregate of 2,000,000 shares and (iii) increased the maximum number of shares for which an employee of the Company may be granted equity awards under the equity plan during any calendar year by 550,000 shares to 750,000 shares. As of July 17, 2011, 660,233 shares of restricted Class A common stock, net of forfeitures, and options to purchase 343,287 shares of Class A common stock, net of cancellations, have been granted under the equity plan. Accordingly, 1,746,480 shares remain available for future grants under the equity plan.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We recorded $1.6 million ($1.0 million, net of tax) and $0.1 million (less than $0.1 million, net of tax) in stock-based compensation expense during the four periods ended July 17, 2011 and July 18, 2010, respectively.

Stock Options

No stock options were granted during the four periods ended July 17, 2011 or July 18, 2010. The following is a summary of stock option activity for the four periods ended July 17, 2011:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
		(per share)	(in years)	(in thousands)
Outstanding at March 27, 2011	801,800	$10.29	5.42	$514
Granted	—	—
Canceled/Expired	—	—
Exercised	—	—
Outstanding at July 17, 2011	801,800	$10.29	4.81	$1,132
Exercisable at July 17, 2011	721,800	$10.63	5.00	$931

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. Upon the exercise of stock options, shares are issued from the Company’s authorized but unissued shares. At July 17, 2011, total unrecognized stock-based compensation cost related to non-vested stock options totaled $0.2 million and is expected to be recognized over approximately 0.3 years.

Restricted Stock

The following is a summary of restricted stock activity for the four periods ended July 17, 2011:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
		(per share)

Nonvested at March 27, 2011	472,917	$8.12
Granted	15,000	9.97
Forfeited	-	-
Vested	(52,500)	8.53
Nonvested at July 17, 2011	435,417	$8.14

At July 17, 2011, there was $1.4 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over approximately 2.0 years.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Commitments and Contingencies

During May 2010, the California Department of Alcoholic Beverage Control (the “Department”) notified us of proceedings against the Company based upon allegations that alcohol was served to underage guests in a RA Sushi location. The Department issued a decision imposing a 30 day suspension of the alcoholic beverage license. We will vigorously contest the suspension of the alcoholic beverage license for this location and the claim against us. While under appeal by us, the suspension is stayed, and we are permitted to continue operating under our alcoholic beverage license. In one incident, on which a claim had been filed against us, a guest was subsequently involved in a fatal automobile accident. In July 2011, a jury returned a verdict for which we were found to be 30% responsible, resulting in a liability of approximately $0.2 million. We have general liability insurance plans for such claims.

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

Supply Agreements – We have entered into non-cancellable national supply agreements for the purchase of certain beef and seafood items, as well as produce, oils and other items used in the normal course of business, at fixed prices for up to twelve-month terms. The purpose of the supply agreements is to reduce the potential impact of the volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

11.	Restaurant Operating Expenses

Restaurant operating expenses consist of the following (in thousands):

	Four Periods Ended
	July 17,	July 18,
	2011	2010

Labor and related costs	$34,745	$33,452
Restaurant supplies	2,551	2,395
Credit card discounts	2,107	1,970
Advertising and promotional costs	4,040	3,670
Utilities	3,433	2,885
Occupancy costs	6,623	6,492
Depreciation and amortization	5,876	5,898
Other restaurant operating expenses	7,343	7,476
Total restaurant operating expenses	$66,718	$64,238

12.	Segment Reporting

Our reportable segments are those that are based on our methods of internal reporting and management structure. We manage operations by restaurant concept.

Revenues for each of the segments consist of restaurant sales. Franchise revenues, while generated from Benihana franchises, have not been allocated to the Benihana teppanyaki segment but instead are reflected as corporate revenues.

The tables below present information about reportable segments (in thousands):

	Four Periods Ended
	July 17, 2011
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$70,711	$25,309	$9,943	$581	$106,544
Depreciation and amortization	4,194	1,102	592	78	5,966
Income (loss) from operations	7,829	2,695	829	(8,989)	2,364
Capital expenditures	1,161	174	220	24	1,579

	Four Periods Ended
	July 18, 2010
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$65,119	$24,727	$10,381	$542	$100,769
Depreciation and amortization	4,195	1,116	596	608	6,515
Income (loss) from operations	5,939	2,602	1,170	(7,180)	2,531
Capital expenditures	817	160	126	156	1,259

13.	Other Matters

As previously announced, in July 2010, our board of directors commenced a review of strategic alternatives available to us in order to maximize stockholder value. On May 13, 2011, our board of directors approved the following strategic alternatives. First, we have submitted to our stockholders for their approval a proposal to eliminate the Company's dual-class common stock structure by reclassifying our Class A Common Stock into Common Stock.  Second, our board of directors has amended our shareholder rights plan to expire automatically when and if the reclassification of the Class A Common Stock becomes effective. There can be no assurance that the proposed reclassification will be consummated or, if consummated, the timing thereof.

14.	Subsequent Events

Effective August 15, 2011, we hired J. David Flanery as our Chief Financial Officer. Gene R. Baldwin, who served as our Interim Chief Financial Officer, remained our principal financial officer through the filing of this Form 10-Q.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Total revenues increased $5.8 million, or 5.7%, to $106.5 million, net income increased $0.3 million, or 21.1%, to $1.9 million and earnings per diluted share increased $0.02, or 22.8%, to $0.10 in the four periods ended July 17, 2011, compared to the corresponding prior year period. Operating income decreased $0.2 million, or 6.6%, to $2.4 million in the four periods ended July 17, 2011, compared to the corresponding prior year period. Restaurant operating income increased $1.6 million, while general and administrative expenses increased $1.8 million year-over-year. As discussed more fully in the Costs and Expenses section, the primary component of the increase in G&A expenses was a $1.5 million increase in stock based compensation, primarily related to the vesting of restricted share awards granted to certain executives pursuant to their employment agreements.

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

Our operating results continue to reflect the efforts of the Benihana Teppanyaki Renewal Program (“Renewal Program”) launched during fiscal year 2010. The Renewal Program focused on improving guest experiences as they relate to value, image, quality, consistency and Japanese culture. Although most initiatives have been implemented, we continue to review each aspect of the Renewal Program to continue the momentum. During fiscal year 2012, we continue to identify additional labor management opportunities, improve purchasing efficiencies, and develop our newly promoted or hired general managers. We continue to promote the Chef’s Table and Kabuki Kids marketing programs, which have 1.9 million addresses and 0.2 million participants, respectively. We are currently exploring additional ways to utilize certain features of these programs to further strengthen our brand awareness.

As a result of commodities pressures, during the four periods ended July 17, 2011, we increased prices at our Benihana restaurants for the first time since the implementation of the Renewal Program. The resulting impact was an increase in certain menu items of 2.0% and a decrease in the Chef’s Specials discount of 0.6%.

In light of prevailing economic conditions and costs incurred to implement the Renewal Program, beginning in fiscal year 2010, we have focused on conserving cash and increasing operating efficiencies. However, as the overall economy begins to stabilize and the results of the Renewal Program are realized, we plan to resume restaurant expansion. In this connection, we undertook an in depth reevaluation and analysis of our site selection and other development guidelines to ensure future new unit development is prudent and in line with our overall growth strategy.

The RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a fun-filled, high-energy environment. RA Sushi caters to a younger demographic, and we believe that it is highly suitable for a variety of real estate options, including “life-style” centers, shopping centers and malls, as well as areas with a nightlife component. RA Sushi’s beverage sales represent approximately 30% of its restaurant sales. The RA Sushi restaurants are less expensive to build than our other two concepts and offer us an additional growth vehicle that we believe can succeed in various types of markets. In December 2010, we implemented a price increase across all RA Sushi restaurants in response to cost pressures. The result was an increase in certain menu items of 3.3% and a reduction to the happy hour discounts of 2.8%. In March 2011, RA Sushi launched "The Hook Up," a guest program that emails a complimentary $20 gift certificate on the guest’s half-birthday. During fiscal year 2012, we have implemented a review of the RA Sushi business in order to identify enhancements to the guest experience and other operational improvements.

Our Haru concept features an extensive menu of traditional Japanese and Japanese fusion dishes in a modern, urban atmosphere. We believe that the Haru concept is well suited for densely populated cities with nearby shopping, office and tourist areas. The Haru concept generates significant sales volumes from take-out and delivery. Approximately 32% of our Haru New York, NY locations’ revenues are derived from delivery and takeout sales. In March 2011, we increased menu prices. As a result, our food prices increased 1.1% and beverage prices increased 3.0%. Also in March 2011, Haru launched a guest program, "Access," which provides members with exclusive monthly offers.

The following tables reflect changes in our Company-owned restaurant count during the four periods ended July 17, 2011 and July 18, 2010:

	Four Periods Ended
	July 17, 2011
	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	63	25	9	97
Closings	-	-	(1)	(1)
Restaurant count, end of period	63	25	8	96

	Four Periods Ended
	July 18, 2010
	Teppanyaki	RA Sushi	Haru	Total

Restaurant count, beginning of period	63	25	9	97
Openings	-	-	-	-
Restaurant count, end of period	63	25	9	97

As of July 17, 2011 and July 18, 2010, we had 20 franchised Benihana teppanyaki restaurants operating in the United States, Latin America and the Caribbean. Subsequent to July 17, 2011, two of these franchised restaurants in the United States have been closed.

As previously announced, in July 2010, our board of directors commenced a review of strategic alternatives available to us in order to maximize stockholder value. On May 13, 2011, our board of directors approved the following strategic alternatives. First, we have submitted to our stockholders for their approval a proposal to eliminate the Company's dual-class common stock structure by reclassifying our Class A Common Stock into Common Stock.  Second, our board of directors has amended our shareholder rights plan to expire automatically when and if the reclassification of the Class A Common Stock becomes effective. There can be no assurance that the proposed reclassification will be consummated or, if consummated, the timing thereof.

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

Four Periods Ended July 17, 2011 Compared to July 18, 2010:

The following tables show our operating results, as well as our operating expenses as a percentage of restaurant sales, for the four periods ended July 17, 2011 and July 18, 2010 (dollar amounts in thousands):

Four periods ended July 17, 2011:
	Teppanyaki		RA Sushi		Haru		Restaurant Segment		Corporate		Consolidated
Revenues:
Restaurant sales	$70,711	100.0%	$25,309	100.0%	$9,943	100.0%	$105,963	100.0%	$-	-	$105,963	100.0%
Franchise fees and royalties	-		-		-		-		581		581
Total revenues	70,711		25,309		9,943		105,963		581		106,544

Costs and expenses:
Cost of food and beverage sales	17,604	24.9%	6,265	24.8%	2,427	24.4%	26,296	24.8%	-	-	26,296	24.8%
Restaurant operating expenses*	44,775	63.3%	15,508	61.3%	6,435	64.7%	66,718	63.0%	-	-	66,718	63.0%
Restaurant opening costs	-	0.0%	-	0.0%	-	-	-	-	-	-	-	0.0%
General and administrative expenses*	503	0.7%	841	3.3%	252	2.5%	1,596	1.5%	9,570	-	11,166	10.5%
Total operating expenses	62,882	88.9%	22,614	89.4%	9,114	91.7%	94,610	89.3%	9,570	-	104,180	98.3%

Income (loss) from operations	$7,829	11.1%	$2,695	10.6%	$829	8.3%	$11,353	10.7%	$(8,989)	-	$2,364	2.2%

Four periods ended July 18, 2010:
	Teppanyaki		RA Sushi		Haru		Restaurant Segment		Corporate		Consolidated
Revenues:
Restaurant sales	$65,119	100.0%	$24,727	100.0%	$10,381	100.0%	$100,227	100.0%	$-	-	$100,227	100.0%
Franchise fees and royalties	-		-		-		-		542		542
Total revenues	65,119		24,727		10,381		100,227		542		100,769

Costs and expenses:
Cost of food and beverage sales	16,050	24.6%	6,113	24.7%	2,432	23.4%	24,595	24.5%	-	-	24,595	24.5%
Restaurant operating expenses*	42,517	65.3%	15,207	61.5%	6,514	62.7%	64,238	64.1%	-	-	64,238	64.1%
Restaurant opening costs	-	0.0%	8	0.0%	-	-	8	0	-	-	8	0.0%
General and administrative expenses*	613	0.9%	797	3.2%	265	2.6%	1,675	1.7%	7,722	-	9,397	9.4%
Total operating expenses	59,180	90.9%	22,125	89.5%	9,211	88.7%	90,516	90.3%	7,722	-	98,238	98.0%

Income (loss) from operations	$5,939	9.1%	$2,602	10.5%	$1,170	11.3%	$9,711	9.7%	$(7,180)	-	$2,531	2.5%

*Includes depreciation and amortization expense as follows:
Four periods ended July 17, 2011:
	Teppanyaki		RA Sushi		Haru		Restaurant Segmentl		Corporate		Consolidated
Restaurant operating expenses	$4,193	5.9%	$1,092	4.3%	$591	5.9%	$5,876	5.5%	$-		$5,876
General and administrative expenses	1	0.0%	10	0.0%	1	0.0%	12	0.0%	78	n/m	90
Depreciation and amortization expense	$4,194		$1,102		$592		$5,888		$78		$5,966	5.6%

Four periods ended July 18, 2010:
	Teppanyaki		RA Sushi		Haru		Restaurant Segment		Corporate		Consolidated
Restaurant operating expenses	$4,194	6.4%	$1,109	4.5%	$595	5.7%	$5,898	5.9%	$-	-	$5,898
General and administrative expenses	1	0.0%	7	0.0%	1	0.0%	9	0.0%	608	n/m	617
Depreciation and amortization expense	$4,195		$1,116		$596		$5,907		$608		$6,515	6.5%

Total income from restaurant segment operations, including direct general and administrative expenses, was $11.4 million for the four periods ended July 17, 2011, an increase of $1.6 million or 16.9% over the prior year, led by a $1.9 million or 31.8% increase for the Benihana concept. The RA Sushi concept saw a $0.1 million or 3.6% improvement in operating income, while the Haru concept saw a $0.3 million decrease in operating income. Corporate loss from operations increased $1.8 million over the prior year, primarily related to general and administrative expenses, resulting in a total operating income decrease of $0.2 million or 6.6%. These changes in income from operations, when compared to the same period in the prior fiscal year, are due to changes in revenues and operating expenses as further described under the headings “Revenues” and “Costs and Expenses” below.

REVENUES

The following table summarizes the changes in restaurant sales for the four periods ended July 17, 2011 compared to the four periods ended July 18, 2010 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the four periods ended July 18, 2010	$65,119	$24,727	$10,381	$100,227
Increase (decrease) in comparable sales	5,592	582	(196)	5,978
Decrease from closed retaurants	-	-	(242)	(242)
Restaurant sales during the four periods ended July 17, 2011	$70,711	$25,309	$9,943	$105,963

The following table summarizes comparable restaurant sales by concept and percent changes for the four periods ended July 17, 2011, when compared to the same period in the prior fiscal year as well (dollars in thousands). Restaurants are considered comparable when they are open throughout the same periods in the two periods being compared. New restaurants enter the comparable base when they have been open for more than one year. Restaurants may leave and enter the comparable restaurant base as they are closed for renovation and subsequently re-open.

	Four Periods Ended
	July 17,	July 18,	Percent
	2011	2010	Change
Comparable restaurant sales by concept:
Teppanyaki	$70,711	$65,119	8.6%
RA Sushi	25,309	24,727	2.4%
Haru	9,943	10,139	-1.9%
Total comparable restaurant sales	$105,963	$99,985	6.0%

Benihana (Teppanyaki) – Sales for the Benihana teppanyaki restaurants increased $5.6 million, or 8.6%, for the four periods ended July 17, 2011 as compared to the same period in the prior year. The 8.6% increase is solely attributable to increases in sales from restaurants opened longer than one year, consisting of an increase of 7.2% in dine-in guest counts and a 1.1% increase in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $27.60 during the four periods ended July 17, 2011 compared to $27.31 during the same period in the prior year.

RA Sushi - Sales for the RA Sushi restaurants increased $0.6 million, or 2.4%, for the four periods ended July 17, 2011 compared to the same period in the prior year. The 2.4% increase is attributable to sales from restaurants opened longer than one year, consisting of an increase of 2.7% in dine-in guest counts, offset by a decrease of 0.3% in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $21.22 during the four periods ended July 17, 2011 compared to $21.28 during the same period in the prior year.

Haru - Sales for the Haru restaurants decreased $0.4 million, or 4.2%, for the four periods ended July 17, 2011 compared to the same period in the prior year. The decrease is attributable a decrease in sales from restaurants opened longer than one year of $0.2 million and lost sales of $0.2 million attributable to the permanent closure of our Philadelphia location in May 2011. Total comparable restaurant sales for Haru restaurants decreased 1.9%. Comparable dine-in sales, which comprised 68% percent of restaurant sales, decreased 2.5% primarily due to a 1.8% decrease in dine-in guest counts and a 0.7% decrease in the average per person dine-in guest check. Comparable take-out sales, which comprised approximately 32% of comparable restaurant sales, decreased 1.1%. The average comparable per person dine-in guest check amount was $30.85 during the four periods ended July 17, 2011 compared to $31.08 during the same period in the prior year.

COSTS AND EXPENSES

Cost of food and beverage sales – The consolidated cost of food and beverage sales for the four periods ended July 17, 2011 increased $1.7 million and 0.3% when expressed as a percentage of restaurant sales, when compared to the corresponding period a year ago. The increase is reflective of the increase in restaurant sales generated during the four periods ended July 17, 2011 at all concepts, further impacted by an increase in commodities pricing.

Restaurant operating expenses – In the aggregate, restaurant operating expenses increased $2.5 million but decreased 1.1% as a percentage of sales due to improved labor efficiencies, primarily related to overtime management.

General and administrative costs – General and administrative costs increased $1.8 million or 1.2% when expressed as a percentage of sales in the four periods ended July 17, 2011, compared to the prior year corresponding period. The increase primarily consists of $1.5 million of incremental stock based compensation related to the vesting of restricted share awards granted to certain executives pursuant to their employment agreements, an increase of $0.5 million in incentive compensation expense and $0.2 million of additional legal costs, partially offset by an approximately $0.2 million reduction in non-recurring expenses compared to the same period in the prior year.

Non-recurring expenses of $1.1 million for the four periods ended July 17, 2011 consisted of approximately $0.7 million related to costs associated with the upcoming special stockholders meeting and $0.4 million related to the Board’s assessment of strategic alternatives, including a potential sale of the Company. Non-recurring expenses of $1.3 million for the four periods ended July 18, 2010 consisted of $0.2 million related to various financial and operational consulting agreements, $0.2 million of severance associated with the resignation of our former Chief Financial Officer, $0.4 million of fees paid to the Special Committee of the Board, formed to explore strategic alternatives for the Company, and $0.5 million of costs incurred in conjunction with the execution of our accounting and payroll function outsourcing agreement, including $0.3 million of accelerated depreciation of the ERP system.

Interest expense, net – Interest expense, net decreased in the four periods ended July 17, 2011, when compared to the prior year corresponding period, as a result of lower average borrowings during the current period.

Income tax provision – Our effective income tax rate was 11.6% and 24.6% for the four periods ended July 17, 2011 and July 18, 2010, respectively. During the four periods ended July 17, 2011, our effective income tax rate was favorably impacted by an increased level of tax credits relative to taxable income. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the four periods ended July 17, 2011, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made.

FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source used to fund our capital expenditures supplemented, as necessary, by funds obtained under financial arrangements.

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance these items. As a result, many restaurant businesses, including our own, operate with negative working capital. During the four periods ended July 17, 2011, the working capital deficit decreased by $2.0 million from the prior year end.

Line of credit

We entered into an Amended and Restated Credit Agreement with Wells Fargo (as successor by merger to Wachovia Bank, National Association) on February 10, 2011. The credit facility provides us a borrowing capacity of $30.0 million, with an option to increase the principal amount of the credit facility by $5.0 million to $35.0 million, subject to certain conditions. The credit facility is scheduled to mature on February 10, 2014. The credit facility is secured by the assets of the Company (including first mortgages on the thirteen restaurant properties owned by the Company which had an appraised value of approximately $44.4 million as of December 2009). There are no scheduled principal payments prior to maturity. The Company may, however, prepay outstanding borrowings prior to that date without penalty. The line of credit provides for an initial commitment fee of 0.5% on the unused portion of the loan commitment and a variable interest rate on outstanding balances benchmarked to the prime rate in the United States or to the London interbank offering rate. Both the commitment fee and the interest rate adjust based on a leverage ratio, as defined by the amended and restated agreement. While providing for working capital, capital expenditures and general corporate purposes, the amended and restated agreement requires that the Company maintain certain financial ratios and profitability amounts and restricts the amount of cash dividends paid and stock repurchases of the Company, as well as acquisitions and other investments

At July 17, 2011, we had no borrowings outstanding under the line of credit, and an available borrowing balance of $28.7 million. As of July 17, 2011, we were in compliance with the financial and non-financial covenants of the agreement governing the line of credit.

Series B Preferred Stock

The 500,000 shares of Series B Convertible Preferred Stock ("Series B preferred stock") outstanding at July 17, 2011 are all owned by BFC Financial Corporation (“BFC”) and are currently convertible into an aggregate 986,582 shares of common stock. The Series B preferred stock has a liquidation preference of $12.5 million as of July 17, 2011, or $25.00 per share, (subject to anti-dilution provisions) plus accrued and unpaid dividends. The Series B preferred stock is convertible into our common stock at a conversion price of approximately $12.67 per share that equates to 1.97 shares of common stock for each share of Series B preferred stock (subject to anti-dilution provisions). The Series B preferred stock carries a dividend at the annual rate of $1.25 per share (or 5% of the purchase price) payable in cash or additional Series B preferred stock and votes on an "as if converted" basis together with our common stock on all matters put to a vote of the common stock holders. In addition, under certain circumstances, the approval of a majority of the Series B preferred stock is required for certain events outside the ordinary course of business, principally acquisitions or disposition of assets having a value in excess of 25% of our total consolidated assets. We pay quarterly dividends on the Series B preferred stock, and at July 17, 2011, accrued but unpaid dividends on the Series B preferred stock totaled less than $0.1 million.

We are obligated to redeem the Series B preferred stock at its original issue price of $25.00 per share on July 2, 2014. The redemption date may be extended by the holders of a majority of the then-outstanding shares of Series B preferred stock to a date no later than July 2, 2024. We may pay the redemption price in cash or, at our option, in shares of common stock valued at then-current market prices unless the aggregate market value of our common stock and any other common equity is below $75.0 million. In addition, the Series B preferred stock may, at our option, be redeemed in cash at any time if the volume-weighted average price of the common stock exceeds approximately $25.33 per share for sixty consecutive trading days.

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

Expansion

In response to the economic environment prevailing in fiscal year 2011, we opted to reduce growth-related capital expenditures. Based upon the availability of debt and equity financing, continued improvement in same store sales trends, the positive results of the Renewal Program, the availability of real estate at reasonable prices and the ability to make strategic acquisitions on attractive terms, we anticipate that we will resume restaurant unit expansion.

Cash Obligations to Former Directors and Executives

We will use our capital resources to fund the remaining $1.1 million cash obligation as of July 17, 2011 in connection with the resignation of our former Chairman and Chief Executive Officer during fiscal year 2009.

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

Cash Flows

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

	Four Periods Ended
	July 17,	July 18,
	2011	2010

Net cash provided by operating activities	$7,601	$9,834
Net cash used in investing activities	(1,579)	(1,218)
Net cash used in financing activities	(6,060)	(5,073)
Net (decrease) increase in cash and cash equivalents	$(38)	$3,543

We believe that our cash from operations will provide sufficient capital to fund operations and commitments and contingencies for at least the next twelve months. However, if we are to resume a more aggressive growth strategy, we believe that we may require additional capital which may be obtained by drawing on our line of credit.

Operating Activities

Net cash provided by operating activities totaled $7.6 million and $9.8 million for the four periods ended July 17, 2011 and July 18, 2010, respectively. The $2.2 million decrease is primarily attributable to relative changes in our working capital balances related to the timing of certain payments.

Investing Activities

Capital expenditures were $1.6 million and $1.3 million for the four periods ended July 17, 2011 and July 18, 2010, respectively. Capital expenditures during fiscal year 2012 are expected to total approximately $16.1 million but will be substantially increased if we accelerate our expansion activity.

Financing Activities

During the four periods ended July 17, 2011, we borrowed $22.7 million under the line of credit and made $28.4 million in payments. During the four periods ended July 18, 2010, we borrowed $33.0 million under the line of credit and made $37.7 million in payments.

During the four periods ended July 18, 2010, proceeds from stock option exercises totaled $0.1 million. No stock options were exercised during the four periods ended July 17, 2011.

During each of the four periods ended July 17, 2011 and July 18, 2010, we paid $0.5 million in dividends on the Series B preferred stock.

Contractual Obligations

During the four periods ended July 17, 2011, there were no material changes outside the ordinary course of business to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended March 27, 2011.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. A summary of significant accounting policies and estimates and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended March 27, 2011, in Note 1 of the Notes to Consolidated Financial Statements and the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

There were no significant changes to our accounting policies or significant estimates during the four periods ended July 17, 2011.

Recently Issued Accounting Standards

For a description of the new accounting standards that may affect us, see Note 2, Recently Issued Accounting Standards, of the condensed consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein as a result of a number of factors, either individually or in combination, including, but not limited to, the success of our cost-control and other initiatives that we have implemented in response to the current adverse condition in the economy and the restaurant industry, changes in consumer dining preferences, the reaction of our customers and employees to, and the success of, the Benihana Teppanyaki Renewal Program and our Chef’s Table and Kabuki Kids programs, our ability to successfully expand our Benihana teppanyaki concept, the ability of our RA Sushi restaurants to succeed in various types of markets, offer us an additional growth vehicle or otherwise improve our financial conditions and operation results, fluctuations in commodity prices, availability of qualified employees, changes in the general economy and the restaurant industry, the availability and cost of securing capital, our ability to maintain compliance with the financial ratios contained in the agreement governing our line of credit with Wells Fargo, industry cyclicality, changes in consumer disposable income, competition within the restaurant industry, ability to renew existing leases on favorable terms, availability of suitable restaurant locations, harsh weather conditions in areas in which we and our franchisees operate restaurants or plan to build new restaurants, acceptance of our concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete restaurant construction and renovation programs and obtain governmental permits on a reasonably timely basis, the outcome of legal proceedings to which we are subject and other factors, certain of which may be outside of our control.

The Impact of Inflation

The primary inflationary factors affecting our operations are labor and commodity costs. Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of operating resources, including food and other raw materials, labor and other supplies and services. Other than labor costs, we do not believe that inflation has had a material effect on sales or expenses during the last three fiscal years. Our restaurant operations are subject to federal and state minimum wage laws governing matters such as working conditions, overtime and tip credits. Significant numbers of our food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage have increased our labor costs in recent years. To the extent permitted by competition, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary. To the extent that cost increases cannot be passed along to our guests, those cost increases could negatively impact our financial results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes. We have no derivative agreements as of July 17, 2011.

We had no borrowings outstanding under our line of credit facility at July 17, 2011. Accordingly, a 100 basis point change in interest rates would have no impact to our interest expense.

We purchase commodities such as chicken, beef and seafood for our restaurants. The prices of these commodities may be volatile depending upon market conditions. We do not purchase forward commodity contracts because the changes in prices for them have historically been short-term in nature and, in our view, the cost of the contracts exceeds the benefits.

We have, however, entered into non-cancellable national supply agreements for the purchase of certain beef and seafood items, as well as produce, oils and other items used in the normal course of business, at fixed prices for up to twelve-month terms. These supply agreements are expected to reduce the potential impact of the volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

Seasonality of Business

We have a 52/53-week fiscal year. Our fiscal year ends on the Sunday occurring within the dates of March 26 through April 1. We divide the fiscal year into 13 four-week periods. Because of the odd number of periods, our first fiscal quarter consists of 4 periods totaling 16 weeks and each of the remaining three quarters consists of 3 periods totaling 12 weeks each. In the event of a 53-week year, the additional week is included in the fourth quarter of the fiscal year. This operating calendar provides us a consistent number of operating days within each period, as well as ensures that certain holidays significant to our operations occur consistently within the same fiscal quarters. Because of the differences in length of fiscal quarters, however, results of operations between the first quarter and the later quarters of a fiscal year are not comparable. Fiscal year 2012 consists of 53 weeks and will end on April 1, 2012. Fiscal year 2011 consisted of 52 weeks and ended on March 27, 2011.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10, Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a description of certain legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 27, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to management may materially adversely affect our business, financial condition and/or operating results.

To the knowledge of management, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 27, 2011.

ITEM 5.  OTHER MATTERS

On August 22, 2011, the Company entered into an employment agreement with J. David Flanery, the Company’s Chief Financial Officer (“Mr. Flanery”). The agreement is at will and provides for a base annual salary of $300,000 and an annual cash bonus of up to 50% of such salary, subject to the Company’s attainment of financial and other targets established at or near the beginning of each annual bonus period. Pursuant to the agreement, Mr. Flanery is entitled to receive 150,000 shares of the Company’s common stock, which vest between July 1, 2012 and July 1, 2014 subject to the attainment of certain performance targets. Pursuant to the agreement, Mr. Flanery also will be entitled to a lump sum payment in certain sale circumstances. If the agreement is terminated by the Company without “cause” or by Mr. Flanery for “good reason,” he will be entitled to the fully earned but not yet paid portion of his base salary and bonus and an amount equal to the sum of his base salary and a pro-rated portion of his average bonus for the two most recently completed fiscal years.

ITEM 6. EXHIBITS

Exhibit 10.1 –	Amended and Restated Employment Agreement (together with the Amended and Restated Employee Restricted Stock Agreement) dated August 9, 2011 by and between the Company and Richard C. Stockinger

Exhibit 10.2 –	Amended and Restated Employment Agreement (together with the Amended and Restated Employee Restricted Stock Agreement) dated August 9, 2011 by and between the Company and Christopher P. Ames

Exhibit 10.3 –	Amended and Restated Employment Agreement (together with the Amended and Restated Employee Restricted Stock Agreement) dated August 9, 2011 by and between the Company and Cristina L. Mendoza

Exhibit 10.4 –	Employment Agreement (together with the Employee Restricted Stock Agreement) dated August 22, 2011 by and between the Company and J. David Flanery

Exhibit 31.1 –	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 –	Principal Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 –	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 –	Principal Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 –	Financial Statements from the quarterly repont on Form 10-Q of Benihana Inc. for the quarter ended July 17, 2011, filed on August 25, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (vi) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benihana Inc.
(Registrant)

Date: August 25, 2011	/s/ Richard C. Stockinger
Richard C. Stockinger
President and Chief Executive Officer