Form 10-Q
period 2011-10-09
BENIHANA INC
filed 2011-11-16
CIK 935226

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 9, 2011

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
Common stock, $.10 par value: 6,936,775 shares outstanding at November 4, 2011
Class A common stock, $.10 par value: 10,944,177 shares outstanding at November 4, 2011

BENIHANA INC. AND SUBSIDIARIES

BENIHANA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)

	October 9,	March 27,
	2011	2011
Assets
Current Assets:
Cash and cash equivalents	$6,346	$4,038
Receivables, net	1,994	2,207
Inventories	5,417	5,668
Income tax receivable	952	515
Prepaid expenses and other current assets	3,864	1,802
Investment securities available for sale - restricted	480	619
Deferred income tax asset, net	29	322
Total current assets	19,082	15,171

Property and equipment, net	177,515	182,992
Goodwill	6,896	6,896
Deferred income tax asset, net	10,965	10,053
Other assets, net	5,329	5,770
Total assets	$219,787	$220,882

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,607	$8,121
Accrued expenses	23,620	25,346
Total current liabilities	33,227	33,467

Deferred obligations under operating leases	14,776	14,268
Borrowings under line of credit	-	5,689
Other long term liabilities	818	1,025
Total liabilities	48,821	54,449

Commitments and contingencies (Notes 5 and 10)

Convertible preferred stock - $1.00 par value; authorized - 5,000,000 shares; Series B mandatory redeemable convertible preferred stock - authorized, issued and oustanding - 0 and 800,000 shares, respectively	-	19,710

Stockholders’ Equity
Common stock - $.10 par value; convertible into Class A common stock; authorized, 12,000,000 shares; issued and outstanding, 6,944,132 and 5,552,747 shares, respectively	694	555
Class A common stock - $.10 par value; authorized, 32,500,000 shares; issued and outstanding, 10,936,820 and 10,552,378 shares, respectively	1,094	1,055
Additional paid-in capital	95,372	73,601
Retained earnings	74,286	71,849
Treasury stock, at cost - 56,042 and 46,667 shares, respectively	(482)	(383)
Accumulated other comprehensive income, net of tax	2	46
Total stockholders’ equity	170,966	146,723
Total liabilities, convertible preferred stock and stockholders’ equity	$219,787	$220,882

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(In thousands, except per share information)

	Three Periods Ended		Seven Periods Ended
	October 9,	October 10,	October 9,	October 10,
	2011	2010	2011	2010

Revenues:
Restaurant sales	$75,826	$71,817	$181,789	$172,044
Franchise fees and royalties	415	373	996	915
Total revenues	76,241	72,190	182,785	172,959

Costs and Expenses:
Cost of food and beverage sales	19,177	17,504	45,473	42,099
Restaurant operating expenses	49,467	48,190	116,185	112,428
Restaurant opening costs	-	-	-	8
General and administrative expenses	6,689	10,504	17,855	19,901
Total operating expenses	75,333	76,198	179,513	174,436

Income (Loss) from operations	908	(4,008)	3,272	(1,477)
Interest expense (income), net	96	(124)	256	273

Income (Loss) before income taxes	812	(3,884)	3,016	(1,750)
Income tax (benefit) provision	(116)	(882)	139	(357)

Net Income (Loss)	928	(3,002)	2,877	(1,393)
Less: Accretion of preferred stock issuance costs and preferred stock dividends	151	250	440	583

Net income (loss) attributable to common stockholders	$777	$(3,252)	$2,437	$(1,976)

Earnings (Loss) Per Share
Basic earnings per common share	$0.05	$(0.21)	$0.15	$(0.13)
Diluted earnings per common share	$0.05	$(0.21)	$0.15	$(0.13)

Basic weighted average shares outstanding	16,852	15,422	16,550	15,451
Diluted weighted average shares outstanding	16,882	15,422	16,592	15,451

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Seven Periods Ended October 9, 2011 and October 10, 2010
(In thousands, except share information)

						Accumulated
						Other
		Class A	Additional			Comprehensive	Total
	Common	Common	Paid-in	Retained	Treasury	Loss,	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Net of Tax	Equity

Balance, March 28, 2010	$564	$977	$70,589	$71,598	$-	$(12)	$143,716
Comprehensive income:
Net loss				(1,393)			(1,393)
Net decrease in unrealized loss on investment securities available for sale, net of tax						30	30
Total comprehensive loss							(1,363)
Issuance of 7,109 shares of common stock and 44,667 shares of Class A common stock from exercise of options	1	4	277				282
Conversion of 57 shares of common stock into 57 shares of Class A common	-	-					-
Dividends declared on Series B preferred stock				(537)			(537)
Accretion of issuance costs on Series B preferred stock				(46)			(46)
Stock-based compensation			196				196
Tax benefit from stock option exercises			46				46
Balance, October 10, 2010	$565	$981	$71,108	$69,622	$-	$18	$142,294

						Accumulated
						Other
		Class A	Additional			Comprehensive	Total
	Common	Common	Paid-in	Retained	Treasury	Income,	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Net of Tax	Equity

Balance, March 27, 2011	$555	$1,055	$73,601	$71,849	$(383)	$46	$146,723
Comprehensive income:
Net income				2,877			2,877
Net decrease in unrealized gain on investment securities available for sale, net of tax						(44)	(44)
Total comprehensive income							2,833
Issuance of 165,000 shares of restricted Class A common stock		17	(17)
Issuance of 8,250 shares of common stock and 20,000 shares of Class A common stock from exercise of options	1	2	200				203
Conversion of 199,442 shares of common stock into 199,442 shares of Class A common stock	(20)	20
Treasury stock withheld for payroll taxes upon vesting of restricted shares - 9,375 shares Class A common stock					(99)		(99)
Conversion of 800,000 shares of Series B preferred stock into 1,582,577 shares of common stock	158		19,598				19,756
Dividends declared on Series B preferred stock				(406)			(406)
Accretion of issuance costs on Series B preferred stock				(34)			(34)
Stock-based compensation			1,946				1,946
Tax benefit from stock option exercises			7				7
Tax benefit from vesting of restricted Class A common stock			37				37
Balance, October 9, 2011	$694	$1,094	$95,372	$74,286	$(482)	$2	$170,966

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Seven Periods Ended
	October 9,	October 10,
	2011	2010

Operating Activities:
Net income (loss)	$2,877	$(1,393)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,480	12,669
Amortization of deferred debt issuance costs	140	433
Stock-based compensation	1,946	196
Tax benefit from stock option exercises	(7)	(46)
Tax benefit from vesting of restricted Class A common stock	(37)	-
Loss/(gain) on disposal of assets	-	(18)
Write-off of abandoned projects	-	159
Deferred income taxes	(588)	251
Change in operating assets and liabilities that provided (used) cash:
Receivables	213	283
Inventories	251	741
Prepaid expenses and other current assets	(2,062)	(1,277)
Income taxes and other long term liabilities	(188)	(984)
Other assets	144	(311)
Accounts payable	505	1,822
Accrued expenses and deferred obligations under operating leases	(1,402)	1,627
Net cash provided by operating activities	12,272	14,152
Investing Activities:
Expenditures for property and equipment and computer software	(3,857)	(3,541)
Proceeds from sale of property and equipment and computer software	-	20
Sale of investment securities, available for sale, net	64	87
Net cash used in investing activities	(3,793)	(3,434)
Financing Activities:
Borrowings on line of credit	22,746	57,375
Repayments on line of credit	(28,435)	(62,862)
Dividends paid on Series B preferred stock	(630)	(495)
Payment by the Company for payroll taxes withheld from the employee by withholding Class A common stock as treasury shares upon vesting of restricted shares	(99)	-
Proceeds from issuance of common stock and Class A common stock upon exercise of stock options	203	282
Tax benefit from stock option exercises	7	-
Tax benefit from vesting of restricted Class A common stock	37	46
Net cash used in financing activities	(6,171)	(5,654)
Net increase in cash and cash equivalents	2,308	5,064
Cash and cash equivalents, beginning of period	4,038	2,558
Cash and cash equivalents, end of period	$6,346	$7,622

Supplemental Disclosures of Cash Flow Information:
Cash paid during the four periods:
Interest	$137	$624
Income taxes	1,288	139
Noncash investing and financing activities:
Acquired property and equipment for which cash payments had not yet been made	$1,771	$1,009
Conversion of Series B preferred stock into Common Stock	(19,710)	-
Accrued but unpaid dividends on the Series B preferred stock	-	279
Change in unrealized (gain) loss on investment securities available for sale, net of tax	(44)	30

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General

The accompanying condensed consolidated balance sheet as of March 27, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of Benihana Inc. and Subsidiaries (“we, “our,” “us,” the “Company”) as of October 9, 2011, and for the three and seven periods (twelve and twenty-eight weeks) ended October 9, 2011 and October 10, 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 27, 2011 appearing in our Annual Report on Form 10-K filed with the SEC.

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The results of operations for the three and seven periods ended October 9, 2011 are not necessarily indicative of the results to be expected for the full year.

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

In December 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance which modifies the requirements of Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. If applicable, we will adopt this guidance effective January 1, 2012, which coincides with our fiscal year 2012 annual goodwill impairment test. We do not expect this guidance to have a material impact on our consolidated financial position or results of operations.

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

In September 2011, the FASB issued guidance which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. We will adopt this guidance effective January 6, 2013, which coincides with our fiscal year 2013 annual goodwill impairment test. We do not expect this guidance to have a material impact on our consolidated financial position or results of operations.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Inventories

Inventories consist of the following (in thousands):

	October 9,	March 27,
	2011	2011

Food and beverage	$2,795	$2,889
Supplies	2,622	2,779

	$5,417	$5,668

4.	Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of the items as of October 9, 2011 and March 27, 2011. We believe that the carrying amount of our debt at March 27, 2011 approximated fair value due to the variable rates associated with the debt instrument and the recent amendment to our line of credit agreement in fiscal year 2011 (refer to Note 5, Long-Term Debt). We had no borrowings outstanding under the credit facility as of October 9, 2011.

As of October 9, 2011, we held certain publicly traded mutual funds that invest in debt and equity securities, included in investment securities available for sale – restricted in our accompanying condensed consolidated balance sheets, that are required to be measured at fair value on a recurring basis. We invest in these mutual funds to mirror and track the performance of the elections made by employees that participate in our deferred compensation plan. These mutual fund investments are classified as available for sale and are carried at fair value, with unrealized gains and losses reflected as a separate component of stockholders’ equity. We determined the fair value of our investment securities available for sale using quoted market prices (Level 1 in the fair value hierarchy).

The following tables disclose, as of October 9, 2011 and March 27, 2011, our available for sale investment securities at both the cost basis and fair value by investment type. None of our available for sale investment securities were in a material loss position as of October 9, 2011 or March 27, 2011.

	October 9, 2011		March 27, 2011
	Cost	Fair value	Cost	Fair value

Equity securities	$386	$378	$360	$439
Fixed income securities	63	69	65	67
Money market fund deposits	33	33	113	113
	$482	$480	$538	$619

We periodically evaluate unrealized losses in our available for sale investment securities for other-than-temporary impairment using both qualitative and quantitative criteria and, as of October 9, 2011, determined that there was no material other-than-temporary impairment.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the valuation of our reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment. None of our nonfinancial assets or nonfinancial liabilities were adjusted to fair value during the seven periods ended October 9, 2011.

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

At October 9, 2011, we had no borrowings outstanding under the line of credit. Our borrowing capacity under the line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $1.7 million at October 9, 2011, resulting in an available borrowing balance of $28.3 million. As of October 9, 2011, we were in compliance with the financial and non-financial covenants of the amended and restated agreement governing the line of credit.

6.	Convertible Preferred Stock

During the seven periods ended October 9, 2011, the holder of the preferred stock converted 800,000 shares of the Series B preferred stock into 1,582,577 shares of common stock. As of October 9, 2011, there are no outstanding shares of Series B preferred stock.

7.	Income Taxes

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the three and seven periods ended October 9, 2011, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made. During the three and seven periods ended October 9, 2011, our effective income tax rate was favorably impacted by an increased level of tax credits relative to taxable income.

We file income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, we are no longer subject to federal and state income tax examinations for years prior to fiscal year 2007. As of October 9, 2011, we had $0.2 million of gross unrecognized tax benefits related to uncertain tax positions, all of which would impact the tax rate if recognized. The amount accrued for the payment of interest was not significant, and we do not believe we have any potential liability for the payment of penalties. Of the total unrecognized tax benefits at October 9, 2011, we believe it is reasonably possible that this amount could be reduced by less than $0.1 million in the next twelve months due to the expiration of applicable statutes of limitations. As of March 27, 2011, we had $0.2 million of gross unrecognized tax benefits, all of which would impact the tax rate if recognized. Unrecognized tax benefits and related interest are classified as other long term liabilities in the accompanying condensed consolidated balance sheets. It is our continuing policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

In August 2011, the Internal Revenue Service commenced an audit of the Company’s March 29, 2009 federal income tax return. No assessments have yet been made as a result of the audit.

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

The components used in the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share for the seven periods ended October 9, 2011 and October 10, 2010 are shown below (in thousands):

	Three Periods Ended		Seven Periods Ended
	October 9,	October 10,	October 9,	October 10,
	2011	2010	2011	2010

Net income (loss), as reported	$928	$(3,002)	$2,877	$(1,393)
Less: Accretion of preferred stock issuance costs and preferred stock dividends	151	250	440	583
Income (Loss) for computation of basic earnings (loss) per common share	777	(3,252)	2,437	(1,976)
Add: Accretion of preferred stock issuance costs and preferred stock dividends	-	-	-	-
Income (Loss) for computation of diluted earnings (loss) per common share	$777	$(3,252)	$2,437	$(1,976)

Weighted average number of common shares used in basic earnings (loss) per share	16,852	15,422	16,550	15,451
Effect of dilutive securities:
Stock options	30	-	42	-
Series B preferred stock	-	-		-
Weighted average number of common shares and dilutive potential common stock used in diluted earnings (loss) per share	16,882	15,422	16,592	15,451

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

For the three and seven periods ended October 9, 2011, stock options to purchase approximately 0.5 million shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect and conversion of the convertible preferred stock was not assumed for purposes of computing diluted earnings per share since the effect would have been anti-dilutive. Due to the net loss attributable to common shareholders for the three and seven periods ended October 10, 2010, all potentially dilutive shares were excluded from the denominator of the loss per share calculation as including such shares would have been anti-dilutive. Similarly, the numerator was not adjusted to add back any preferred stock issuance costs or preferred stock dividends as including such amounts would have been anti-dilutive.

9.	Stock-Based Compensation

Our 2007 Equity Incentive Plan, as amended, authorizes the issuance of an aggregate of 2,750,000 shares of our Class A common stock under the equity plan, authorizes the issuance upon the exercise of incentive stock options of an aggregate of 2,000,000 share of Class A common stock and limits the maximum number of shares for which an employee of the Company may be granted equity awards under the equity plan during any calendar year to 750,000 shares. As of October 9, 2011, 810,233 shares of restricted Class A common stock, net of forfeitures, and options to purchase 467,800 shares of Class A common stock, net of cancellations, have been granted under the equity plan. Accordingly, 1,471,967 shares remain available for future grants under the equity plan.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We recorded $0.3 million ($0.2 million, net of tax) and $0.1 million (less than $0.1 million, net of tax) in stock-based compensation expense during the three periods ended October 9, 2011 and October 10, 2010, respectively. We recorded $1.9 million ($1.3 million, net of tax) and $0.2 million (less than $0.1 million, net of tax) in stock-based compensation expense during the seven periods ended October 9, 2011 and October 10, 2010, respectively.

Stock Options

No stock options were granted during the seven periods ended October 9, 2011. The following is a summary of stock option activity for the seven periods ended October 9, 2011:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
		(per share)	(in years)	(in thousands)
Outstanding at March 27, 2011	801,800	$10.29	5.42	$514
Granted	-	-
Canceled/Expired	(17,250)	7.18
Exercised	(28,250)	7.94
Outstanding at October 9, 2011	756,300	$10.46	4.79	$431
Exercisable at October 9, 2011	726,300	$10.58	5.28	$414

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. For the seven periods ended October 9, 2011, the total intrinsic value of stock options exercised was less than $0.1 million. Upon the exercise of stock options, shares are issued from the Company’s authorized but unissued shares. At October 9, 2011, total unrecognized stock-based compensation cost related to non-vested stock options totaled $0.1 million and is expected to be recognized over approximately 1.0 year.

Restricted Stock

The following is a summary of restricted stock activity for the seven periods ended October 9, 2011:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
		(per share)

Nonvested at March 27, 2011	472,917	$8.12
Granted	165,000	7.64
Forfeited	-	-
Vested	(52,500)	8.53
Nonvested at October 9, 2011	585,417	$7.95

At October 9, 2011, there was $1.7 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over approximately 1.2 years.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Commitments and Contingencies

During May 2010, the California Department of Alcoholic Beverage Control (the “Department”) notified us of proceedings against the Company based upon allegations that alcohol was served to underage guests in a RA Sushi location. The Department issued a decision imposing a 30 day suspension of the alcoholic beverage license. We will vigorously contest the suspension of the alcoholic beverage license for this location and the claim against us. While under appeal by us, the suspension is stayed, and we are permitted to continue operating under our alcoholic beverage license. In one incident, on which a claim had been filed against us, a guest was subsequently involved in a fatal automobile accident. In July 2011, a jury returned a verdict for which we were found to be 30% responsible, resulting in a liability of approximately $0.2 million. We have general liability insurance coverage for such claims, subject to certain retention levels.

The Company has been named in certain litigation involving California wage and hour laws. The Company intends to vigorously defend these claims. The cases are currently under review to determine if they will be certified as class actions, and it is not possible to determine a probable outcome at this time.

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

Supply Agreements – We have entered into non-cancellable national supply agreements for the purchase of certain beef and seafood items, as well as produce, oils and other items used in the normal course of business, at fixed prices for up to fifteen-month terms. The purpose of the supply agreements is to reduce the potential impact of the volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

11.	Restaurant Operating Expenses

Restaurant operating expenses consist of the following (in thousands):

	Three Periods Ended		Seven Periods Ended
	October 9,	October 10,	October 9,	October 10,
	2011	2010	2011	2010

Labor and related costs	$25,039	$24,148	$59,784	$57,601
Restaurant supplies	1,791	1,830	4,342	4,225
Credit card discounts	1,482	1,426	3,589	3,395
Advertising and promotional costs	2,949	2,597	6,989	6,267
Utilities	2,864	2,781	6,298	6,090
Occupancy costs	5,142	4,956	11,765	11,593
Depreciation and amortization	4,452	4,931	10,328	10,828
Other restaurant operating expenses	5,748	5,521	13,090	12,429
Total restaurant operating expenses	$49,467	$48,190	$116,185	$112,428

An amount equal to the estimated food cost of certain promotional offerings, such as The Chef’s Table gift certificate award, is recorded as advertising and promotional costs in the financial statements.

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

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The tables below present information about reportable segments (in thousands):

	Three Periods Ended
	October 9, 2011
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$50,578	$18,046	$7,202	$415	$76,241
Depreciation and amortization	3,135	864	461	53	4,513
Income (loss) from operations	4,164	1,453	564	(5,273)	908
Capital expenditures	2,044	119	22	93	2,278

	Three Periods Ended
	October 10, 2010
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$47,268	$17,138	$7,411	$373	$72,190
Depreciation and amortization	3,474	959	510	1,210	6,153
Income (loss) from operations	3,194	941	545	(8,688)	(4,008)
Capital expenditures	1,682	257	324	18	2,281

	Seven Periods Ended
	October 9, 2011
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$121,289	$43,354	$17,146	$996	$182,785
Depreciation and amortization	7,329	1,967	1,053	131	10,480
Income (loss) from operations	11,993	4,146	1,394	(14,261)	3,272
Capital expenditures	3,205	345	190	117	3,857

	Seven Periods Ended
	October 10, 2010
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$112,387	$41,865	$17,792	$915	$172,959
Depreciation and amortization	7,669	2,077	1,106	1,817	12,669
Income (loss) from operations	9,133	3,543	1,715	(15,868)	(1,477)
Capital expenditures	2,499	417	451	174	3,541

13.	Other Matters

As previously announced, in July 2010, our board of directors commenced a review of strategic alternatives available to us in order to maximize stockholder value. On May 13, 2011 our board of directors approved the following strategic alternatives. First, we have submitted to our stockholders for their approval a proposal to eliminate the Company’s dual-class common stock structure by reclassifying our Class A Common Stock into Common Stock.  Second, our board of directors has amended our shareholder rights plan to expire automatically when and if the reclassification of the Class A Common Stock becomes effective. An initial vote on the reclassification proposal was held on September 12, 2011, and the measure was defeated by the Common Stock shareholder class by approximately 275,000 votes. The board of directors has called for a special meeting of shareholders on November 17, 2011 to reconsider this proposal. Subsequent to the initial vote and prior to the record date for the upcoming special meeting, the holder of the outstanding shares of Series B preferred stock converted all the remaining shares into 986,582 shares of Common Stock and has stated its intention to vote their shares in favor of the reclassification proposal. There can be no assurance that the proposed reclassification will be consummated or, if consummated, the timing thereof.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Total revenues increased $4.1 million, or 5.6%, to $76.3 million, net loss improved $3.9 million to net income of $0.9 million and loss per diluted share improved $0.26 to earnings per diluted share of $0.05 in the three periods ended October 9, 2011, compared to the corresponding prior year period. Operating income increased $4.9 million to $0.9 million in the three periods ended October 9, 2011, compared to a loss of $4.0 million in the corresponding prior year period. Restaurant operating income increased $1.5 million, while general and administrative expenses decreased $3.8 million year-over-year. As discussed more fully in the “Costs and Expenses” heading below, certain non-recurring costs are included in general and administrative expenses in both periods, impacting comparability.

Total revenues increased $9.8 million, or 5.7%, to $182.8 million, net loss improved $4.3 million to net income of $2.9 million and loss per diluted share improved $0.28 to earnings per diluted share of $0.15 in the seven periods ended October 9, 2011, compared to the corresponding prior year period. Operating income increased $4.7 million to $3.3 million in the seven periods ended October 9, 2011, compared to a loss of $1.5 million the corresponding prior year period. Restaurant operating income increased $3.1 million, while general and administrative expenses decreased $2.0 million year-over-year. In addition to the non-recurring costs noted above, the comparability of general and administrative expenses for the year-to-date period is impacted by a $1.8 million increase in stock-based compensation primarily related to the vesting of restricted share awards granted to certain executives pursuant to their employment agreements.

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

Our operating results continue to reflect the efforts of the Benihana Teppanyaki Renewal Program (“Renewal Program”) launched during fiscal year 2010. The Renewal Program focused on improving guest experiences as they relate to value, image, quality, consistency and Japanese culture. Although most initiatives have been implemented, we continue to review each aspect of the Renewal Program to continue the momentum. During fiscal year 2012, we continue to identify additional labor management opportunities, improve purchasing efficiencies, and develop our newly promoted or hired general managers. We continue to promote the Chef’s Table and Kabuki Kids marketing programs, which have 1.8 million addresses and 0.2 million participants, respectively. The Chef’s Table program provides a complimentary $30 gift certificate on the participant’s birthday, and the Kabuki Kids program provides a Japanese-themed ceramic drink mug on the child’s birthday. We are currently exploring additional ways to utilize certain features of these programs to further strengthen our brand awareness.

As a result of commodities pressures, in April 2011, we increased prices at our Benihana restaurants for the first time since the implementation of the Renewal Program. The resulting impact was an increase in certain menu items of 2.0% and a decrease in the Chef’s Specials discount of 0.6%.

The RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a fun-filled, high-energy environment. RA Sushi caters to a younger demographic, and we believe that it is highly suitable for a variety of real estate options, including “life-style” centers, shopping centers and malls, as well as areas with a nightlife component. RA Sushi’s beverage sales represent approximately 30% of its restaurant sales. The RA Sushi restaurants are less expensive to build than our other two concepts and offer us an additional growth vehicle that we believe can succeed in various types of markets. In December 2010, we implemented a price increase across all RA Sushi restaurants in response to cost pressures. The result was an increase in certain menu items of 3.3% and a reduction to the happy hour discounts of 2.8%. In March 2011, RA Sushi launched ”The Hook Up,” a guest program that emails a complimentary $20 gift certificate on the guest’s half-birthday. Beginning in fiscal year 2012, we have implemented a review of the RA Sushi business in order to identify operational improvements, including applying lessons learned from the Renewal Program that may be applicable to the RA Sushi concept.

Our Haru concept features an extensive menu of traditional Japanese and Japanese fusion dishes in a modern, urban atmosphere. We believe that the Haru concept is well suited for densely populated cities with nearby shopping, office and tourist areas. The Haru concept generates significant sales volumes from take-out and delivery. Approximately 32% of our Haru New York, NY locations’ revenues are derived from delivery and takeout sales. In March 2011, we increased menu prices. As a result, our food prices increased 1.1% and beverage prices increased 3.0%. Also in March 2011, Haru launched a guest program, “Access,” which provides members with exclusive monthly offers.

In light of prevailing economic conditions and costs incurred to implement the Renewal Program, beginning in fiscal year 2010, we have focused on conserving cash and increasing operating efficiencies. However, as the results of the Renewal Program are realized, we plan to resume restaurant expansion. In this connection, we undertook an in depth reevaluation and analysis of our site selection and other development guidelines to ensure future new unit development is prudent and in line with our overall growth strategy. We are actively working to identify sites pursuant to these guidelines for the future development of Benihana and RA Sushi restaurants.

The following tables reflect changes in our Company-owned restaurant count during the three and seven periods ended October 9, 2011 and October 20, 2010:

	Three Periods Ended				Seven Periods Ended
	October 9, 2011				October 9, 2011
	Teppanyaki	RA Sushi	Haru	Total	Teppanyaki	RA Sushi	Haru	Total
Restaurant Count:
Beginning of Period	63	25	8	96	63	25	9	97
Openings	-	-	-	-	-	-	-	-
Closings	-	-	-	-	-	-	(1)	(1)
End of period	63	25	8	96	63	25	8	96

	Three Periods Ended				Seven Periods Ended
	October 10, 2010				October 10, 2010
	Teppanyaki	RA Sushi	Haru	Total	Teppanyaki	RA Sushi	Haru	Total

Beginning of Period	63	25	9	97	63	25	9	97
Openings	-	-	-	-	-	-	-	-
Closings	-	-	-	-	-	-	-	-
End of period	63	25	9	97	63	25	9	97

As of October 9, 2011 and October 10, 2010, we had 18 and 20 franchised Benihana teppanyaki restaurants, respectively, operating in the United States, Latin America and the Caribbean. Two franchised restaurants in the United States closed during the three periods ended October 9, 2011.

As previously announced, in July 2010, our board of directors commenced a review of strategic alternatives available to us in order to maximize stockholder value. On May 13, 2011 our board of directors approved the following strategic alternatives. First, we have submitted to our stockholders for their approval a proposal to eliminate the Company’s dual-class common stock structure by reclassifying our Class A Common Stock into Common Stock.  Second, our board of directors has amended our shareholder rights plan to expire automatically when and if the reclassification of the Class A Common Stock becomes effective. An initial vote on the reclassification proposal was held on September 12, 2011, and the measure was defeated by the Common Stock shareholder class by approximately 275,000 votes. The board of directors has called for a special meeting of shareholders on November 17, 2011 to reconsider this proposal. Subsequent to the initial vote and prior to the record date for the upcoming special meeting, the holder of the outstanding shares of Series B preferred stock converted all the remaining shares into 986,582 shares of Common Stock and has stated its intention to vote their shares in favor of the reclassification proposal. There can be no assurance that the proposed reclassification will be consummated or, if consummated, the timing thereof.

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

Non-GAAP Measures

We present earnings before interest expense, income taxes and depreciation and amortization expense (EBITDA) in this report which is not a measure defined within accounting principles generally accepted in the United States (“GAAP”). This non-GAAP measure should not be construed as a substitute for or a better indicator of the Company’s performance than the Company’s GAAP measures. We analyze our business performance and trends utilizing EBITDA because we believe it is a common valuation measure used within the restaurant industry. In addition, certain financial covenants and management incentives are based on EBITDA. The presentation of the non-GAAP measure in this report is reconciled to the most directly comparable GAAP measure.

Three Periods Ended October 9, 2011 Compared to October 10, 2010:

The following tables show our operating results, as well as our operating expenses as a percentage of restaurant sales, for the three periods ended October 9, 2011 and October 10, 2010 (dollar amounts in thousands):

Three periods ended October 9, 2011:
	Teppanyaki		RA Sushi		Haru		Total Restaurant		Corporate		Consolidated
Revenues:
Restaurant sales	$50,578	100.0%	$18,046	100.0%	$7,202	100.0%	$75,826	100.0%	$-	-	$75,826	100.0%
Franchise fees and royalties	-		-		-		-		415		415
Total revenues	50,578		18,046		7,202		75,826		415		76,241

Costs and expenses:
Cost of food and beverage sales	(12,792)	-25.3%	(4,617)	-25.6%	(1,768)	-24.5%	(19,177)	-25.3%	-	-	(19,177)	-
Restaurant operating expenses	(33,268)	-65.8%	(11,500)	-63.7%	(4,699)	-65.2%	(49,467)	-65.2%	-	-	(49,467)	-
Restaurant opening costs	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	-	-	-
Restaurant level operating expenses	(46,060)	-91.1%	(16,117)	-89.3%	(6,467)	-89.8%	(68,644)	-90.5%	-	-	(68,644)	-
Restaurant level operating margin	4,518	8.9%	1,929	10.7%	735	10.2%	7,182	9.5%	-	-	7,182	-
Restaurant depreciation and amortization	3,135	6.2%	856	4.7%	461	6.4%	4,452	5.9%	-	-	4,452	-
Restaurant level EBITDA (1)	7,653	15.1%	2,785	15.4%	1,196	16.6%	11,634	15.3%	-	-	11,634	-
Recurring general and administrative expenses excluding depreciation and amortization expense	(354)	-0.7%	(468)	-2.6%	(171)	-2.4%	(993)	-1.3%	(4,550)	-	(5,543)	-7.3%
EBITDA before stock-based compensation (1) and other non-recurring general and administrative expenses	7,299	14.4%	2,317	12.8%	1,025	14.2%	10,641	14.0%	(4,135)	-	6,506	8.5%
Stock-based compensation	-	0.0%	-	0.0%	-	0.0%	-	0.0%	(350)	-	(350)	-0.5%
Non-recurring general and administrative expenses excluding depreciation and amortization expense	-	0.0%	-	0.0%	-	0.0%	-	0.0%	(735)	-	(735)	-1.0%
EBITDA (1)	7,299	14.4%	2,317	12.8%	1,025	14.2%	10,641	14.0%	(5,220)	-	5,421	7.1%
Depreciation and amortization expense	(3,135)	-6.2%	(864)	-4.8%	(461)	-6.4%	(4,460)	-5.9%	(53)	-	(4,513)	-5.9%
Income (loss) from operations	$4,164	8.2%	$1,453	8.0%	$564	7.8%	$6,181	8.1%	$(5,273)	-	$908	1.2%

Three periods ended October 10, 2010:
	Teppanyaki		RA Sushi		Haru		Total Restaurant		Corporate		Consolidated
Revenues:
Restaurant sales	$47,268	100.0%	$17,138	100.0%	$7,411	100.0%	$71,817	100.0%	$-	-	$71,817	100.0%
Franchise fees and royalties	-		-		-		-		373		373
Total revenues	47,268		17,138		7,411		71,817		373		72,190

Costs and expenses:
Cost of food and beverage sales	(11,398)	-24.1%	(4,382)	-25.6%	(1,724)	-23.3%	(17,504)	-24.4%	-	-	(17,504)	-
Restaurant operating expenses	(32,234)	-68.2%	(11,001)	-64.2%	(4,955)	-66.9%	(48,190)	-67.1%	-	-	(48,190)	-
Restaurant opening costs	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	-	-	-
Restaurant level operating expenses	(43,632)	-92.3%	(15,383)	-89.8%	(6,679)	-90.1%	(65,694)	-91.5%	-	-	(65,694)	-
Restaurant level operating margin	3,636	7.7%	1,755	10.2%	732	9.9%	6,123	8.5%	-	-	6,123	-
Restaurant depreciation and amortization	3,473	7.3%	949	5.5%	508	6.9%	4,930	6.9%	-	-	4,930	-
Restaurant level EBITDA (1)	7,109	15.0%	2,704	15.8%	1,240	16.7%	11,053	15.4%	-	-	11,053	-
Recurring general and administrative expenses excluding depreciation and amortization expense	(441)	-0.9%	(804)	-4.7%	(185)	-2.5%	(1,430)	-2.0%	(5,020)	-	(6,450)	-8.9%
EBITDA before stock-based compensation (1) and other non-recurring general and administrative expenses	6,668	14.1%	1,900	11.1%	1,055	14.2%	9,623	13.4%	(4,647)	-	4,976	6.9%
Stock-based compensation	-	0.0%	-	0.0%	-	0.0%	-	0.0%	(71)	-	(71)	-0.1%
Non-recurring general and administrative expenses, excluding depreciation and amortization expense	-	0.0%	-	0.0%	-	0.0%	-	0.0%	(2,760)	-	(2,760)	-3.8%
EBITDA (1)	6,668	14.1%	1,900	11.1%	1,055	14.2%	9,623	13.4%	(7,478)	-	2,145	3.0%
Depreciation and amortization expense (2)	(3,474)	-7.3%	(959)	-5.6%	(510)	-6.9%	(4,943)	-6.9%	(1,210)	-	(6,153)	-8.5%
Income (loss) from operations	$3,194	6.8%	$941	5.5%	$545	7.4%	$4,680	6.5%	$(8,688)	-	$(4,008)	-5.6%

(1) EBITDA is defined as earnings before interest, income taxes and depreciation and amortization expense. See “Non-GAAP Measures” above for more information about this non-GAAP measure, its limitations and why we present EBITDA along side the most directly comparable GAAP measure.
(2) Includes non-recurring depreciation of $1.1 million related to the transition away from our ERP system in connection with the outsourcing of our accounting and payroll function.

Consolidated income (loss) from operations was $0.9 million for the three periods ended October 9, 2011, an improvement of $4.9 million over the same prior year period. Total income from restaurant segment operations, including direct general and administrative expenses, was $6.2 million for the three periods ended October 9, 2011, an increase of $1.5 million or 32.1% over the prior year, led by a $1.0 million or 30.4% increase for the Benihana concept. The RA Sushi concept saw a $0.5 million or 50.4% improvement in operating income, while the Haru concept remained relatively flat. Corporate loss from operations decreased $3.4 million over the prior year. These changes in income from operations, when compared to the same period in the prior fiscal year, are due to changes in revenues and operating expenses as further described under the headings “Revenues” and “Costs and Expenses” below.

REVENUES

The following table summarizes the changes in restaurant sales for the three periods ended October 9, 2011 compared to the three periods ended October 10, 2010 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the three periods ended October 10, 2010	$47,268	$17,138	$7,411	$71,817
Increase (decrease) in comparable sales	3,605	908	40	4,553
Decrease from closed retaurants	(295)	-	(249)	(544)
Restaurant sales during the three periods ended October 9, 2011	$50,578	$18,046	$7,202	$75,826

The following table summarizes comparable restaurant sales by concept and percent changes for the three periods ended October 9, 2011, when compared to the same period in the prior fiscal year as well (dollars in thousands). Restaurants are considered comparable when they are open throughout the same periods in the two periods being compared. New restaurants enter the comparable base when they have been open for more than one year. Restaurants may leave and enter the comparable restaurant base as they are closed for renovation and subsequently re-open.

	Three Periods Ended
	October 9,	October 10,	Percent
	2011	2010	Change
Comparable restaurant sales by concept:
Teppanyaki	$50,378	$46,770	7.7%
RA Sushi	18,046	17,138	5.3%
Haru	7,203	7,162	0.6%
Total comparable restaurant sales	$75,627	$71,070	6.4%

During the three periods ended October 9, 2011, sales related to 12 restaurants (three Benihana Teppanyaki, one RA Sushi and all eight Haru units) were negatively impacted by reduced operating hours or complete closure for one or more days due to the severe weather associated with Hurricane Irene. Comparable sales for the quarter excluding the impacted days in both the current and prior-year quarters would have grown 6.6%, including increases of 7.8% at Benihana Teppanyaki, 5.4% at RA Sushi and 2.0% at Haru. None of these restaurants suffered significant physical damage and all were operating normally soon after the severe weather subsided.

Additionally, one Benihana Teppanyaki restaurant, located in Manhattan, began temporary closure during the three periods ended October 9, 2011 for extensive remodeling. This restaurant is excluded from reported comparable sales results during the temporary closure period, which is expected to be completed in December 2011.

Benihana (Teppanyaki) – Sales for the Benihana teppanyaki restaurants increased $3.3 million, or 7.0%, for the three periods ended October 9, 2011 as compared to the same period in the prior year. The increase is primarily attributable to increases in sales from restaurants opened longer than one year of $3.6 million, offset by lost sales from temporary restaurant closures of $0.3 million. Total comparable restaurant sales for Benihana teppanyaki restaurants opened longer than one year increased 7.7%, consisting of an increase of 5.6% in dine-in guest counts and a 1.9% increase in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $27.16 during the three periods ended October 9, 2011 compared to $26.66 during the same period in the prior year.

RA Sushi - Sales for the RA Sushi restaurants increased $0.9 million, or 5.3%, for the three periods ended October 9, 2011 compared to the same period in the prior year. The 5.3% increase is solely attributable to sales from restaurants opened longer than one year, consisting of an increase of 3.1% in dine-in guest counts and an increase of 2.1% in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $21.32 during the three periods ended October 9, 2011 compared to $20.88 during the same period in the prior year.

Haru - Sales for the Haru restaurants decreased $0.2 million, or 2.8%, for the three periods ended October 9, 2011 compared to the same period in the prior year. The decrease is primarily attributable to the lost sales from the permanent closure of our Philadelphia location in May 2011. Total comparable restaurant sales for Haru restaurants increased 0.6%. Comparable dine-in sales, which comprised 68% percent of restaurant sales, increased 1.9% primarily due to a 0.9% increase in dine-in guest counts and a 1.0% increase in the average per person dine-in guest check. Comparable take-out sales, which comprised approximately 32% of comparable restaurant sales, decreased 2.2%. The average comparable per person dine-in guest check amount was $30.54 during the three periods ended October 9, 2011 compared to $30.23 during the same period in the prior year.

COSTS AND EXPENSES

Cost of food and beverage sales – The consolidated cost of food and beverage sales for the three periods ended October 9, 2011 increased 0.9% as a percentage of restaurant sales, when compared to the corresponding period a year ago. The increase is reflective of the increase in commodities pricing that was not able to be recovered with the menu price increases and the shallowing of discounts implemented during the period.

Restaurant operating expenses – In the aggregate, restaurant operating expenses increased $1.3 million but decreased 1.9% as a percentage of restaurant sales due to improved labor efficiencies, primarily related to overtime management, fixed cost leverage on higher sales volumes and reduced depreciation due primarily to certain prior year retirements, partially offset by increased occupancy costs.

General and administrative costs – General and administrative expenses decreased $3.8 million or 5.8% when expressed as a percent of total revenues in the three periods ended October 9, 2011, compared to the prior year corresponding period. General and administrative expense for these periods consisted of the following (in thousands):

	Three Periods Ended
	October 9,	October 10,
	2011	2010
Recurring general and administrative expense, excluding depreciation and amortization expense	$5,543	$6,450
Depreciation and amortization expense included in general and administrative expense*	61	1,223
Total recurring general and administrative expense	5,604	7,673
Stock-based compensation	350	71
Non-recurring general and administrative expense:
Special shareholders’ meetings	732	-
Review of strategic alternatives	3	-
Operational and financial consulting	-	1,373
Accounting and payroll outsource implementation	-	332
Annual shareholders’ meeting proxy contest	-	896
Abandoned projects	-	159
Total non-recurring general and administrative expense	735	2,760
Total general and administrative expense	$6,689	$10,504

*The prior year amount includes non-recurring depreciation of approximately $1.1 million related to the transition away from our ERP system in connection with the outsourcing of our accounting and payroll function.

Recurring general and administrative costs, excluding depreciation and amortization, decreased $0.9 million or 1.7% when expressed as a percentage of total revenues in the three periods ended October 9, 2011, compared to the prior year corresponding period. Stock-based compensation related to the vesting of restricted share awards granted to certain executives pursuant to their employment agreements increased $0.3 million or 0.4% when expressed as a percent of total revenues.

Non-recurring general and administrative expenses, excluding depreciation and amortization expense, decreased $2.0 million or 2.9% when expressed as a percent of total revenues. Non-recurring expenses of $0.7 million for the three periods ended October 9, 2011 were incurred related to costs associated with two special stockholders’ meetings. Non-recurring expenses of $2.8 million for the three periods ended October 10, 2010 consisted of $1.4 million related to various financial and operational consulting agreements, $0.3 million of costs incurred in conjunction with the execution of our accounting and payroll function outsourcing agreement, $0.9 million of costs incurred to respond to and ultimately settle the proxy contest in connection with our 2010 Annual Shareholders’ Meeting and the write-off of abandoned projects of approximately $0.2 million.

Interest expense, net – Interest expense, net increased in the three periods ended October 9, 2011, when compared to the prior year corresponding period, as a result of lower average borrowings during the current period. Furthermore, the prior year includes interest income from the reversal of interest previously accrued in connection with certain litigation in which we subsequently prevailed.

Income tax provision – Our effective income tax rate was (14.3%) and 22.7% for the three periods ended October 9, 2011 and October 10, 2010, respectively. During the three periods ended October 9, 2011, our effective income tax rate was favorably impacted by an increased level of tax credits relative to taxable income. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the three periods ended October 10, 2011, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made.

Seven Periods Ended October 9, 2011 Compared to October 10, 2010:

The following tables show our operating results, as well as our operating expenses as a percentage of restaurant sales, for the seven periods ended October 9, 2011 and October 10, 2010 (dollar amounts in thousands):

Seven periods ended October 9, 2011:
	Teppanyaki		RA Sushi		Haru		Total Restaurant		Corporate		Consolidated
Revenues:
Restaurant sales	$121,289	100.0%	$43,354	100.0%	$17,146	100.0%	$181,789	100.0%	$-	-	$181,789
Franchise fees and royalties	-		-		-		-		996		996
Total revenues	121,289		43,354		17,146		181,789		996		182,785	100.0%

Costs and expenses:
Cost of food and beverage sales	(30,396)	-25.1%	(10,882)	-25.1%	(4,195)	-24.5%	(45,473)	-25.0%	-	-	(45,473)	-
Restaurant operating expenses	(78,043)	-64.3%	(27,008)	-62.3%	(11,134)	-64.9%	(116,185)	-63.9%	-	-	(116,185)	-
Restaurant opening costs	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	-	-	-
Restaurant level operating expenses	(108,439)	-89.4%	(37,890)	-87.4%	(15,329)	-89.4%	(161,658)	-88.9%	-	-	(161,658)	-
Restaurant level operating margin	12,850	10.6%	5,464	12.6%	1,817	10.6%	20,131	11.1%	-	-	20,131	-
Restaurant depreciation and amortization	7,328	6.0%	1,948	4.5%	1,052	6.1%	10,328	5.7%	-	-	10,328	-
Restaurant level EBITDA (1)	20,178	16.6%	7,412	17.1%	2,869	16.7%	30,459	16.8%	-	-	30,459	-
Recurring general and administrative expenses excluding depreciation and amortization expense	(856)	-0.7%	(1,299)	-3.0%	(422)	-2.5%	(2,577)	-1.4%	(11,299)	-	(13,876)	-7.6%
EBITDA before stock-based compensation (1) and other non-recurring general and administrative expenses	19,322	15.9%	6,113	14.1%	2,447	14.3%	27,882	15.3%	(10,303)	-	17,579	9.6%
Stock-based compensation	-	0.0%	-	0.0%	-	0.0%	-	0.0%	(1,946)	-	(1,946)	-1.1%
Non-recurring general and administrative expenses, excluding depreciation and amortization expense	-	0.0%	-	0.0%	-	0.0%	-	0.0%	(1,881)	-	(1,881)	-1.0%
EBITDA (1)	19,322	15.9%	6,113	14.1%	2,447	14.3%	27,882	15.3%	(14,130)	-	13,752	7.5%
Depreciation and amortization expense	(7,329)	-6.0%	(1,967)	-4.5%	(1,053)	-6.1%	(10,349)	-5.7%	(131)	-	(10,480)	-5.7%
Income (loss) from operations	$11,993	9.9%	$4,146	9.6%	$1,394	8.1%	$17,533	9.6%	$(14,261)	-	$3,272	1.8%

Seven periods ended October 10, 2010:
	Teppanyaki		RA Sushi		Haru		Total Restaurant		Corporate		Consolidated
Revenues:
Restaurant sales	$112,387	100.0%	$41,865	100.0%	$17,792	100.0%	$172,044	100.0%	$-	-	$172,044	100.0%
Franchise fees and royalties	-		-		-		-		915		915
Total revenues	112,387		41,865		17,792		172,044		915		172,959

Costs and expenses:
Cost of food and beverage sales	(27,448)	-24.4%	(10,495)	-25.1%	(4,156)	-23.4%	(42,099)	-24.5%	-	-	(42,099)	-
Restaurant operating expenses	(74,751)	-66.5%	(26,208)	-62.6%	(11,469)	-64.5%	(112,428)	-65.3%	-	-	(112,428)	-
Restaurant opening costs	-	0.0%	(8)	0.0%	-	0.0%	(8)	0.0%	-	-	(8)	-
Restaurant level operating expenses	(102,199)	-90.9%	(36,711)	-87.7%	(15,625)	-87.8%	(154,535)	-89.8%	-	-	(154,535)	-
Restaurant level operating margin	10,188	9.1%	5,154	12.3%	2,167	12.2%	17,509	10.2%	-	-	17,509	-
Restaurant depreciation and amortization	7,667	6.8%	2,059	4.9%	1,103	6.2%	10,829	6.3%	-	-	10,829	-
Restaurant level EBITDA (1)	17,855	15.9%	7,213	17.2%	3,270	18.4%	28,338	16.5%	-	-	28,338	-
Recurring general and administrative expenses excluding depreciation and amortization expense	(1,053)	-0.9%	(1,594)	-3.8%	(449)	-2.5%	(3,096)	-1.8%	(10,980)	-	(14,076)	-8.1%
EBITDA before stock-based compensation (1) and other non-recurring general and administrative expenses	16,802	15.0%	5,619	13.4%	2,821	15.9%	25,242	14.7%	(10,065)	-	15,177	8.8%
Stock-based compensation	-	0.0%	-	0.0%	-	0.0%	-	0.0%	(196)	-	(196)	-0.1%
Non-recurring general and administrative expenses, excluding depreciation and amortization expense	-	0.0%	-	0.0%	-	0.0%	-	0.0%	(3,789)	-	(3,789)	-2.2%
EBITDA (1)	16,802	15.0%	5,619	13.4%	2,821	15.9%	25,242	14.7%	(14,050)	-	11,192	6.5%
Depreciation and amortization expense (2)	(7,669)	-6.8%	(2,077)	-5.0%	(1,106)	-6.2%	(10,852)	-6.3%	(1,817)	-	(12,669)	-7.3%
Income (loss) from operations	$9,133	8.1%	$3,542	8.5%	$1,715	9.6%	$14,390	8.4%	$(15,867)	-	$(1,477)	-0.9%

(1) EBITDA is defined as earnings before interest, income taxes and depreciation and amortization expense. See “Non-GAAP Measures” above for more information about this non-GAAP measure, its limitations and why we present EBITDA alongs ide the most directly comparable GAAP measure.
(2) Includes non-recurring depreciation of $1.4 million related to the transition away from our ERP system in connection with the outsourcing of our accounting and payroll function.

Consolidated income (loss) from operations was $3.3 million for the three periods ended October 9, 2011, an improvement of $4.7 million over the same prior year period. Total income from restaurant segment operations, including direct general and administrative expenses, was $17.5 million for the seven periods ended October 9, 2011, an increase of $3.1 million or 21.8% over the prior year, led by a $2.9 million or 31.3% increase for the Benihana concept. The RA Sushi concept saw a $0.6 million or 17.1% improvement in operating income, while the Haru concept saw a $0.3 million decrease in operating income. Corporate loss from operations decreased $1.6 million over the prior year, primarily related to general and administrative expenses, resulting in a total operating income increase of $4.7 million to $3.3 million for the seven periods ended October 9, 2011, compared to an operating loss of $1.5 million in the corresponding prior year period. These changes in income from operations, when compared to the same period in the prior fiscal year, are due to changes in revenues and operating expenses as further described under the headings “Revenues” and “Costs and Expenses” below.

REVENUES

The following table summarizes the changes in restaurant sales for the seven periods ended October 9, 2011 compared to the seven periods ended October 10, 2010 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the seven periods ended October 10, 2010	$112,387	$41,865	$17,792	$172,044
Increase (decrease) in comparable sales	9,197	1,489	(155)	10,531
Decrease from closed retaurants	(295)	-	(491)	(786)
Restaurant sales during the seven periods ended October 9, 2011	$121,289	$43,354	$17,146	$181,789

The following table summarizes comparable restaurant sales by concept and percent changes for the seven periods ended October 9, 2011, when compared to the same period in the prior fiscal year as well (dollars in thousands). Restaurants are considered comparable when they are open throughout the same periods in the two periods being compared. New restaurants enter the comparable base when they have been open for more than one year. Restaurants may leave and enter the comparable restaurant base as they are closed for renovation and subsequently re-open.

	Seven Periods Ended
	October 9,	October 10,	Percentage
	2011	2010	Change
Comparable restaurant sales by concept:
Teppanyaki	$121,087	$111,890	8.2%
RA Sushi	43,356	41,867	3.6%
Haru	17,146	17,301	-0.9%
Total restaurant sales	$181,589	$171,058	6.2%

Benihana (Teppanyaki) – Sales for the Benihana teppanyaki restaurants increased $8.9 million, or 7.9%, for the seven periods ended October 9, 2011 as compared to the same period in the prior year. The increase is primarily attributable to increases in sales from restaurants opened longer than one year of $9.2 million, offset by lost sales from temporary restaurant closures of $0.3 million. Total comparable restaurant sales for Benihana teppanyaki restaurants opened longer than one year increased 8.2%, consisting of an increase of 6.7% in dine-in guest counts and a 1.5% increase in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $27.46 during the seven periods ended October 9, 2011 compared to $27.07 during the same period in the prior year.

RA Sushi - Sales for the RA Sushi restaurants increased $1.5 million, or 3.6%, for the seven periods ended October 9, 2011 compared to the same period in the prior year. The 3.6% increase is attributable to sales from restaurants opened longer than one year, consisting of an increase of 2.8% in dine-in guest counts and an increase of 0.7% in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $21.26 during the seven periods ended October 9, 2011 compared to $21.11 during the same period in the prior year.

Haru - Sales for the Haru restaurants decreased $0.6 million, or 3.6%, for the seven periods ended October 9, 2011 compared to the same period in the prior year. The decrease is attributable a decrease in sales from restaurants opened longer than one year of $0.1 million and lost sales of $0.5 million attributable to the permanent closure of our Philadelphia location in May 2011. Total comparable restaurant sales for Haru restaurants decreased 0.9%. Comparable dine-in sales, which comprised 68% percent of restaurant sales, decreased 0.7% driven solely by a 0.7% decrease in dine-in guest counts. Comparable take-out sales, which comprised approximately 32% of comparable restaurant sales, decreased 1.5%. The average comparable per person dine-in guest check amount was $30.72 during both the seven periods ended October 9, 2011 and October 10, 2010.

COSTS AND EXPENSES

Cost of food and beverage sales – The consolidated cost of food and beverage sales for the seven periods ended October 9, 2011 increased 0.5% as a percentage of restaurant sales, when compared to the corresponding period a year ago. The increase is reflective of the increase in commodities pricing that was not able to be recovered with the menu price increases and the shallowing of discounts implemented during the period.

Restaurant operating expenses – In the aggregate, restaurant operating expenses increased $3.8 million but decreased 1.4% as a percentage of restaurant sales due to improved labor efficiencies, primarily related to overtime management, fixed cost leverage on higher sales volumes and reduced depreciation due primarily to certain prior year retirements, partially offset by increased occupancy costs.

General and administrative costs – General and administrative costs decreased $2.0 million or 1.7% when expressed as a percentage of total revenues in the seven periods ended October 9, 2011, compared to the prior year corresponding period. General and administrative expense for these periods consisted of the following (in thousands):

	Seven Periods Ended
	October 9,	October 10,
	2011	2010
Recurring general and administrative expense, excluding depreciation and amortization expense	$13,876	$14,076
Depreciation and amortization expense included in general and administrative expense*	152	1,840
Total recurring general and administrative expense	14,028	15,916
Stock-based compensation	1,946	196
Non-recurring general and administrative expense:
Special shareholders’ meetings	1,459	-
Review of strategic alternatives	422	-
Operational and financial consulting	-	1,828
Accounting and payroll outsource implementation	-	687
Annual shareholders’ meeting proxy contest	-	896
Executive severance costs	-	219
Abandoned projects	-	159
Total non-recurring general and administrative expense	1,881	3,789
Total general and administrative expense	$17,855	$19,901

*The prior year amount includes non-recurring depreciation of approximately $1.4 million related to the transition away from our ERP system in connection with the outsourcing of our accounting and payroll function.

Recurring general and administrative costs, excluding depreciation and amortization, decreased $0.2 million or 0.3% when expressed as a percentage of total revenues in the seven periods ended October 9, 2011, compared to the prior year corresponding period. Stock-based compensation related to the vesting of restricted share awards granted to certain executives pursuant to their employment agreements increased $1.8 million or 1.0% when expressed as a percent of total revenues.

Non-recurring general and administrative expenses, excluding depreciation and amortization expense, decreased $1.9 million or 1.2% when expressed as a percent of total revenue. Non-recurring expense of $1.9 million for the seven periods ended October 9, 2011 consisted of approximately $1.5 million related to costs associated with the special stockholders meetings and $0.4 million related to the Board’s assessment of strategic alternatives, including a potential sale of the Company. Non-recurring expenses of $3.8 million for the seven periods ended October 10, 2010 consisted of $1.8 million related to various financial and operational consulting agreements, including the special committee of the board formed to explore strategic alternatives for the Company, $0.2 million of severance associated with the resignation of our former Chief Financial Officer, $0.7 million of costs incurred in conjunction with the execution of our accounting and payroll function outsourcing agreement, $0.9 million of costs incurred to respond to and ultimately settle the proxy contest in connection with our 2010 Annual Shareholders’ Meeting and the write-off of abandoned projects of approximately $0.2 million.

Interest expense, net – Interest expense, net decreased in the seven periods ended October 9, 2011, when compared to the prior year corresponding period, as a result of lower average borrowings during the current period. Furthermore, the prior year includes interest income from the reversal of interest previously accrued in connection with the certain litigation in which we subsequently prevailed.

Income tax provision – Our effective income tax rate was 4.6% and 20.4% for the seven periods ended October 9, 2011 and October 10, 2010, respectively. During the seven periods ended October 9, 2011, our effective income tax rate was favorably impacted by an increased level of tax credits relative to taxable income. For the seven periods ended October 10, 2010, the loss from operations mitigated the favorable impact of the tax credits. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the seven periods ended October 10, 2011, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made.

FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source used to fund our capital expenditures supplemented, as necessary, by funds obtained under financial arrangements.

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance these items. As a result, many restaurant businesses, including our own, operate with negative working capital. During the seven periods ended October 9, 2011, the working capital deficit improved by $4.2 million from the prior year end.

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

At October 9, 2011, we had no borrowings outstanding under the line of credit, outstanding letters of credit of $1.7 million, resulting an available borrowing balance of $28.3 million and were in compliance with the financial and non-financial covenants of the agreement governing the line of credit.

Series B Preferred Stock

During the seven periods ended October 9, 2011, the holder of the Series B preferred stock converted all 800,000 shares into 1,582,577 shares of Common Stock. As of October 9, 2011, there are no outstanding shares of Series B preferred stock.

Expansion

In response to the economic environment prevailing in fiscal year 2011, we opted to reduce growth-related capital expenditures. Based upon the availability of debt and equity financing, continued improvement in same store sales trends, the positive results of the Renewal Program, the availability of real estate at reasonable prices and the ability to make strategic acquisitions on attractive terms, we anticipate that we will resume restaurant unit expansion and are actively working to identify sites for the future development of Benihana and RA Sushi restaurants.

Cash Obligations to Former Directors and Executives

We will use our cash from operations to fund the remaining $1.0 million cash obligation as of October 9, 2011 in connection with the resignation of our former Chairman and Chief Executive Officer during fiscal year 2009, which is included in accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

Supply Agreements

We have entered into non-cancellable national supply agreements for the purchase of certain beef and seafood items, as well as produce, oils and other items used in the normal course of business, at fixed prices for up to fifteen-month terms. The purpose of these supply agreements is to reduce the potential impact of the volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

Cash Flows

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

	Seven Periods Ended
	October 9,	October 10,
	2011	2010

Net cash provided by operating activities	$12,272	$14,152
Net cash used in investing activities	(3,793)	(3,434)
Net cash used in financing activities	(6,171)	(5,654)
Net increase in cash and cash equivalents	$2,308	$5,064

We believe that our cash from operations will provide sufficient capital to fund operations and commitments and contingencies for at least the next twelve months. However, if we are to resume a more aggressive growth strategy, we believe that we may require additional capital which may be obtained by drawing on our line of credit.

Operating Activities

Net cash provided by operating activities totaled $12.3 million and $14.2 million for the seven periods ended October 9, 2011 and October 10, 2010, respectively. The $1.9 million decrease is primarily attributable to relative changes in our working capital balances related to the timing of certain payments.

Investing Activities

Capital expenditures were $3.9 million and $3.5 million for the seven periods ended October 10, 2011 and October 9, 2010, respectively. Capital expenditures during fiscal year 2012 are expected to total approximately $14.6 million.

Financing Activities

During the seven periods ended October 9, 2011, we borrowed $22.7 million under the line of credit and made $28.4 million in payments. During the seven periods ended October 10, 2010, we borrowed $57.4 million under the line of credit and made $62.9 million in payments.

During the seven periods ended October 9, 2011, proceeds from stock option exercises totaled $0.2 million. During the seven periods ended October 10, 2010, proceeds from stock option exercises totaled $0.3 million.

During the seven periods ended October 9, 2011, we paid $0.6 million in dividends on the Series B preferred stock.

During the seven periods ended October 10, 2010, we paid $0.5 million in dividends on the Series B preferred stock.

During the seven periods ended October 9, 2011, we paid $0.1 million in payroll withholding taxes on behalf of an executive for whom we withheld Class A common stock as treasury shares in lieu of receiving cash payment from the executive.

Contractual Obligations

During the seven periods ended October 9, 2011, there were no material changes outside the ordinary course of business to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended March 27, 2011.

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

There were no significant changes to our accounting policies or significant estimates during the seven periods ended October 9, 2011.

Recently Issued Accounting Standards

For a description of the new accounting standards that may affect us, see Note 2, Recently Issued Accounting Standards, of the condensed consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. These forward-looking statements represent our expectations or beliefs concerning future events. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein as a result of a number of factors, either individually or in combination, including, but not limited to, the success of our cost-control and other initiatives that we have implemented in response to the current adverse condition in the economy and the restaurant industry, changes in consumer dining preferences, the reaction of our customers and employees to, and the success of, the Benihana Teppanyaki Renewal Program and our Chef’s Table and Kabuki Kids programs, our ability to successfully expand our Benihana teppanyaki concept, the ability of our RA Sushi restaurants to succeed in various types of markets, offer us an additional growth vehicle or otherwise improve our financial condition and operating results, fluctuations in commodity prices, availability of qualified employees, changes in the general economy and the restaurant industry, the availability and cost of securing capital, our ability to maintain compliance with the financial ratios contained in the agreement governing our line of credit with Wells Fargo, industry cyclicality, changes in consumer disposable income, competition within the restaurant industry, ability to renew existing leases on favorable terms, availability of suitable restaurant locations, harsh weather conditions in areas in which we and our franchisees operate restaurants or plan to build new restaurants, acceptance of our concepts in new locations, changes in governmental laws and regulations affecting labor rates, employee benefits, and franchising, ability to complete restaurant construction and renovation programs and obtain governmental permits on a reasonably timely basis, the outcome of legal proceedings to which we are subject and other factors, certain of which may be outside of our control.

The Impact of Inflation

The primary inflationary factors affecting our operations are labor and commodity costs. Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of operating resources, including food and other raw materials, labor and other supplies and services. Other than commodity and labor costs, we do not believe that inflation has had a material effect on sales or expenses during the last three fiscal years. Our restaurant operations are subject to federal and state minimum wage laws governing matters such as working conditions, overtime and tip credits. Significant numbers of our food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage have increased our labor costs in recent years. To the extent permitted by competition, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary. To the extent that cost increases cannot be passed along to our guests, those cost increases could negatively impact our financial results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes. We have no derivative agreements as of October 9, 2011.

We had no borrowings outstanding under our line of credit facility at October 9, 2011. Accordingly, a 100 basis point change in interest rates would have no impact to our interest expense.

We purchase commodities such as chicken, beef and seafood for our restaurants. The prices of these commodities may be volatile depending upon market conditions. We do not purchase forward commodity contracts because the changes in prices for them have historically been short-term in nature and, in our view, the cost of the contracts exceeds the benefits.

We have, however, entered into non-cancellable national supply agreements for the purchase of certain beef and seafood items, as well as produce, oils and other items used in the normal course of business, at fixed prices for up to fifteen-month terms. These supply agreements are expected to reduce the potential impact of the volatility in the cost of the commodities over the terms of the agreements. These supply agreements are not considered derivative contracts.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Exhibit 101 –
Financial statements from the quarterly report on Form 10-Q of Benihana Inc. for the quarter ended October 9, 2011, filed on November 16, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benihana Inc.
(Registrant)

Date: November 16, 2011	/s/ Richard C. Stockinger
Richard C. Stockinger
President and Chief Executive Officer