Form 10-Q
period 2012-01-01
BENIHANA INC
filed 2012-02-08
CIK 935226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-26396
BENIHANA INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0538630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8750 Northwest 36th Street, Suite 300, Miami, Florida	33178
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:                (305) 593-0770

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
Common stock, $.10 par value: 17,923,902 shares outstanding at January 27, 2012

BENIHANA INC. AND SUBSIDIARIES

BENIHANA INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share information)

	January 1,	March 27,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$16,226	$4,038
Receivables, net	1,659	2,207
Inventories	5,543	5,668
Income tax receivable	356	515
Prepaid expenses and other current assets	3,964	1,802
Investment securities available for sale - restricted	502	619
Deferred income tax asset, net	1,178	322
Total current assets	29,428	15,171

Property and equipment, net	176,207	182,992
Goodwill	6,896	6,896
Deferred income tax asset, net	10,236	10,053
Other assets, net	5,206	5,770
Total assets	$227,973	$220,882

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,704	$8,121
Accrued expenses	26,973	25,346
Total current liabilities	39,677	33,467

Deferred obligations under operating leases	15,039	14,268
Borrowings under line of credit	-	5,689
Other long term liabilities	733	1,025
Total liabilities	55,449	54,449

Commitments and contingencies (Notes 6 and 11)

Convertible preferred stock - $1.00 par value; authorized -
5,000,000 shares; Series B mandatory redeemable convertible preferred
stock - authorized, issued and oustanding - 0 and 800,000 shares, respectively	-	19,710

Stockholders’ Equity
Common stock - $.10 par value; convertible into Class A common stock; authorized - 24,000,000 and 12,000,000 shares, respectively; issued and
oustanding - 17,900,568 and 5,552,747 shares, respectively	1,790	555
Class A common stock - $.10 par value; authorized - 0 and 32,500,000 shares,
respectively; issued and outstanding - 0 and 10,552,378 shares, respectively	-	1,055
Additional paid-in capital	95,875	73,601
Retained earnings	75,325	71,849
Treasury stock, at cost - 56,042 and 46,667 shares, respectively	(482)	(383)
Accumulated other comprehensive income, net of tax	16	46
Total stockholders’ equity	172,524	146,723
Total liabilities, convertible preferred stock and stockholders' equity	$227,973	$220,882

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(In thousands, except per share information)

	Three Periods Ended		Ten Periods Ended
	January 1,	January 2,	January 1,	January 2,
	2012	2011	2012	2011

Revenues:
Restaurant sales	$76,676	$72,492	$258,465	$244,536
Franchise fees and royalties	327	403	1,323	1,318
Total revenues	77,003	72,895	259,788	245,854

Costs and Expenses:
Cost of food and beverage sales	18,911	17,582	64,384	59,681
Restaurant operating expenses	48,745	46,703	164,930	159,131
Restaurant opening costs	-	-	-	8
General and administrative expenses	7,749	7,298	25,604	27,199
Total operating expenses	75,405	71,583	254,918	246,019

Income (Loss) from operations	1,598	1,312	4,870	(165)
Interest expense, net	94	212	350	485

Income (Loss) before income taxes	1,504	1,100	4,520	(650)
Income tax provision (benefit)	465	(1,079)	604	(1,436)

Net Income	1,039	2,179	3,916	786
Less: Accretion of preferred stock issuance costs and
preferred stock dividends	-	250	440	833

Net income (loss) attributable to common stockholders	$1,039	$1,929	$3,476	$(47)

Earnings (Loss) Per Share
Basic earnings per common share	$0.06	$0.12	$0.21	$(0.00)
Diluted earnings per common share	$0.06	$0.12	$0.20	$(0.00)

Basic weighted average shares outstanding	17,882	15,471	16,950	15,457
Diluted weighted average shares outstanding	17,928	18,257	16,993	15,457

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
 (In thousands, except share information)
						Accumulated
						Other
		Class A	Additional			Comprehensive	Total
	Common	Common	Paid-in	Retained	Treasury	(Loss) Income,	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Net of Tax	Equity

Balance, March 28, 2010	$564	$977	$70,589	$71,598	$-	$(12)	$143,716
Comprehensive income:
Net income				786			786
Net decrease in unrealized loss on investment securities available for sale, net of tax						46	46
Total comprehensive loss							832
Issuance of 7,109 shares of common stock and 48,000 shares of Class A common stock from exercise of options	1	5	286				292
Conversion of 46,017 shares of common stock into 46,017 shares of Class A common	(4)	4					-
Dividends declared on Series B preferred stock				(766)			(766)
Accretion of issuance costs on Series B preferred stock				(67)			(67)
Stock-based compensation			423				423
Tax benefit from stock option exercises			83				83
Balance, January 2, 2011	$561	$986	$71,381	$71,551	$-	$34	$144,513

						Accumulated
						Other
		Class A	Additional			Comprehensive	Total
	Common	Common	Paid-in	Retained	Treasury	Income,	Stockholders’
	Stock	Stock	Capital	Earnings	Stock	Net of Tax	Equity

Balance, March 27, 2011	$555	$1,055	$73,601	$71,849	$(383)	$46	$146,723
Comprehensive income:
Net income				3,916			3,916
Net decrease in unrealized gain on
investment securities available for sale,
net of tax						(30)	(30)
Total comprehensive income							3,886
Issuance of 165,000 shares of restricted Class A
common stock		17	(17)				-
Issuance of 27,866 shares of common stock
and 20,000 shares of Class A common
stock from exercise of options	3	2	340				345
Conversion of 228,052 shares of common stock
into 228,052 shares of Class A common stock	(22)	22					-
Treasury stock withheld for payroll taxes upon
vesting of restricted shares - 9,375 shares
Class A common stock					(99)		(99)
Conversion of 800,000 shares of Series B
preferred stock into 1,582,577 shares of
common stock	158		19,598				19,756
Reclassification of 10,965,430 shares of Class A
common stock into 10,965,430 shares of	1,096	(1,096)					-
common stock
Dividends declared on Series B preferred stock				(406)			(406)
Accretion of issuance costs on Series B
preferred stock				(34)			(34)
Stock-based compensation			2,306				2,306
Tax benefit from stock option exercises			10				10
Tax benefit from vesting of restricted Class A
common stock			37				37
Balance, January 1, 2012	$1,790	$-	$95,875	$75,325	$(482)	$16	$172,524

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Ten Periods Ended
	January 1,	January 2,
	2012	2011

Operating Activities:
Net income	$3,916	$786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,027	17,142
Amortization of deferred debt issuance costs	200	585
Stock-based compensation	2,306	423
Tax benefit from stock option exercises	(10)	(46)
Tax benefit from vesting of restricted Class A common stock	(37)	-
Gain on disposal of assets	-	(46)
Write-off of abandoned projects	-	159
Deferred income taxes	(1,016)	(996)
Change in operating assets and liabilities that provided (used) cash:
Receivables	548	376
Inventories	125	1,012
Prepaid expenses and other current assets	(2,162)	(1,068)
Income taxes and other long term liabilities	326	(1,187)
Other assets	133	(178)
Accounts payable	4,411	2,231
Accrued expenses and deferred obligations under operating leases	1,467	(1,779)
Net cash provided by operating activities	25,234	17,414
Investing Activities:
Expenditures for property and equipment and computer software	(7,084)	(6,791)
Proceeds from sale of property and equipment and computer software	-	48
Sale of investment securities, available for sale, net	64	86
Net cash used in investing activities	(7,020)	(6,657)
Financing Activities:
Borrowings on line of credit	22,746	80,759
Repayments on line of credit	(28,435)	(90,322)
Dividends paid on Series B preferred stock	(630)	(747)
Payment by the Company for payroll taxes withheld from the employee by withholding
Class A common stock as treasury shares upon vesting of restricted shares	(99)	-
Proceeds from issuance of common stock and Class A common stock upon exercise
of stock options	345	292
Tax benefit from stock option exercises	10	83
Tax benefit from vesting of restricted Class A common stock	37	-
Net cash used in financing activities	(6,026)	(9,935)
Net increase in cash and cash equivalents	12,188	822
Cash and cash equivalents, beginning of period	4,038	2,558
Cash and cash equivalents, end of period	$16,226	$3,380

Supplemental Disclosures of Cash Flow Information:
Cash paid during the ten periods:
Interest	$137	$798
Income taxes	1,510	221
Noncash investing and financing activities:
Acquired property and equipment for which cash payments had not yet been made	$1,710	$458
Conversion of Series B preferred stock into Common Stock	(19,756)	-
Reclassification of Class A Common Stock to Common Stock	(1,096)	-
Accrued but unpaid dividends on the Series B preferred stock	-	257
Change in unrealized (gain) loss on investment securities available for sale, net of tax	(30)	46

See accompanying notes to unaudited condensed consolidated financial statements.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General

The accompanying condensed consolidated balance sheet as of March 27, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of Benihana Inc. and Subsidiaries (“we, “our,” “us,” the “Company”) as of January 1, 2012, and for the three and ten periods (twelve and forty weeks) ended January 1, 2012 and January 2, 2011 have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended March 27, 2011 appearing in our Annual Report on Form 10-K filed with the SEC.

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The results of operations for the three and ten periods ended January 1, 2012 are not necessarily indicative of the results to be expected for the full year.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We will adopt this new presentation standard as of the beginning of fiscal year 2013. The adoption of this standard will only impact the presentation of our financial statements and will not impact our consolidated financial position or results of operations.

In September 2011, the FASB issued guidance which will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. We will adopt this guidance in the third quarter of fiscal year 2013, which coincides with our fiscal year 2013 annual goodwill impairment test. We do not expect this guidance to have a material impact on our consolidated financial position or results of operations.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Reclassification of Class A Common Stock

On November 17, 2011, at a special meeting of stockholders, the stockholders approved a proposal to amend and restate the Company’s Certificate of Incorporation, pursuant to which (a) each share of Class A Common Stock of the Company, par value $0.10 per share (the “Class A Common Stock”), would be reclassified as and changed into one share of Common Stock of the Company, par value $0.10 per share (the “Common Stock”); (b) the class of Class A Common Stock (of which 32,500,000 shares were authorized) would be eliminated; and (c) the number of authorized shares of Common Stock would be increased from 12,000,000 to 24,000,000 shares. On November 29, 2011, following the certification of the final results of the voting at the special meeting, the Amended and Restated Certificate of Incorporation was filed with the Secretary of State of the State of Delaware and is now effective.

As a result of the reclassification and the other changes described above and effected by the Amended and Restated Certificate of Incorporation, each share of Class A Common Stock has been reclassified as and changed into one share of Common Stock. As a further result of such changes, shares of the united class of Common Stock have one vote per share on all matters submitted to the Company’s stockholders, including the election of directors. The former Class A Common Stock had the right to 1/10 of a vote per share when voting together with the Common Stock on all matters except for the election of directors, with respect to which the shares of the former Class A Common Stock voted separately as a class to elect 25% of the members of the board of directors. In addition, all holders of the united class of Common Stock will vote as a single class. Holders of the former Class A Common Stock and the Common Stock were previously entitled to separate class voting rights in certain circumstances as required by law, and those class voting rights were eliminated with the reclassification.

Effective November 30, 2011, all shares of the Common Stock began trading as a single class on the Nasdaq Global Select Market under the ticker symbol “BNHN.” As a result of the reclassification, trading of the Class A Common Stock under the ticker symbol “BNHNA” was suspended following the close of the Nasdaq Global Select Market on November 29, 2011.

Additionally, our shareholder rights plan, under which a preferred share purchase right is represented by outstanding shares of our Common Stock and Class A Common Stock, expired automatically upon the Company’s Amended and Restated Certificate of Incorporation becoming effective.

4.	Inventories

Inventories consist of the following (in thousands):

	January 1,	March 27,
	2012	2011

Food and beverage	$2,922	$2,889
Supplies	2,621	2,779

	$5,543	$5,668

5.	Fair Value Measurements

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of the items as of January 1, 2012 and March 27, 2011. We believe that the carrying amount of our debt at March 27, 2011 approximated fair value due to the variable rates associated with the debt instrument and the amendment to our line of credit agreement in fiscal year 2011 (refer to Note 6, Long-Term Debt). We had no borrowings outstanding under the credit facility as of January 1, 2012.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of January 1, 2012, we held certain publicly traded mutual funds that invest in debt and equity securities, included in investment securities available for sale – restricted in our accompanying condensed consolidated balance sheets, that are required to be measured at fair value on a recurring basis. We invest in these mutual funds to mirror and track the performance of the elections made by employees that participate in our deferred compensation plan. These mutual fund investments are classified as available for sale and are carried at fair value, with unrealized gains and losses reflected as a separate component of stockholders’ equity. We determined the fair value of our investment securities available for sale using quoted market prices (Level 1 in the fair value hierarchy).

The following tables disclose, as of January 1, 2012 and March 27, 2011, our available for sale investment securities at both the cost basis and fair value by investment type. None of our available for sale investment securities were in a material loss position as of January 1, 2012 or March 27, 2011.

	January 1, 2012		March 27, 2011
	Cost	Fair value	Cost	Fair value

Equity securities	$387	$400	$360	$439
Fixed income securities	64	69	65	67
Money market fund deposits	33	33	113	113
	$484	$502	$538	$619

We periodically evaluate unrealized losses in our available for sale investment securities for other-than-temporary impairment using both qualitative and quantitative criteria and, as of January 1, 2012, determined that there was no material other-than-temporary impairment.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in the valuation of our reporting units for the purpose of assessing goodwill impairment and the valuation of property and equipment when assessing long-lived asset impairment. None of our nonfinancial assets or nonfinancial liabilities were adjusted to fair value during the ten periods ended January 1, 2012.

6.	Long-Term Debt

We entered into an Amended and Restated Credit Agreement with Wells Fargo (as successor by merger to Wachovia Bank, National Association) on February 10, 2011. The credit facility provides us a borrowing capacity of $30.0 million, with an option to increase the principal amount of the credit facility by $5.0 million to $35.0 million, subject to certain conditions. The credit facility is scheduled to mature on February 10, 2014. The credit facility is secured by the assets of the Company. There are no scheduled principal payments prior to maturity. The Company may, however, prepay outstanding borrowings prior to that date without penalty. The line of credit provides for an initial commitment fee of 0.5% on the unused portion of the loan commitment and a variable interest rate on outstanding balances benchmarked to the prime rate in the United States or to the London interbank offering rate. Both the commitment fee and the interest rate adjust based on a leverage ratio, as defined by the amended and restated agreement. While providing for working capital, capital expenditures and general corporate purposes, the amended and restated agreement requires that the Company maintain certain financial ratios and profitability amounts and restricts the amount of cash dividends paid and stock repurchases of the Company, as well as acquisitions and other investments. We intend to request a waiver or modification of these restrictions prior to the cumulative dividend payment exceeding the limit.

At January 1, 2012, we had no borrowings outstanding under the line of credit. Our borrowing capacity under the line of credit is reduced on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit, which totaled $1.7 million at January 1, 2012, resulting in an available borrowing balance of $28.3 million. As of January 1, 2012, we were in compliance with the financial and non-financial covenants of the amended and restated agreement governing the line of credit.

7.	Convertible Preferred Stock

During the ten periods ended January 1, 2012, the holder of the preferred stock converted 800,000 shares of the Series B preferred stock into 1,582,577 shares of common stock. As of January 1, 2012, there are no outstanding shares of Series B preferred stock.

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Income Taxes

Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the three and ten periods ended January 1, 2012, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made. During the three and ten periods ended January 1, 2012, our effective income tax rate was unfavorably impacted as compared to the statutory rates by adjustments of approximately $0.3 million to reconcile the provision to recently filed tax returns, offset by the level of tax credits relative to taxable income.

We file income tax returns which are periodically audited by various federal and state jurisdictions. With few exceptions, we are no longer subject to federal and state income tax examinations for years prior to fiscal year 2007. As of January 1, 2012, we had $0.3 million of gross unrecognized tax benefits related to uncertain tax positions, all of which would impact the tax rate if recognized. The amount accrued for the payment of interest was not significant, and we do not believe we have any potential liability for the payment of penalties. Of the total unrecognized tax benefits at January 1, 2012, we believe it is reasonably possible that this amount could be reduced by less than $0.1 million in the next twelve months due to the expiration of applicable statutes of limitations. As of March 27, 2011, we had $0.2 million of gross unrecognized tax benefits, all of which would impact the tax rate if recognized. Unrecognized tax benefits and related interest are classified as other long term liabilities in the accompanying condensed consolidated balance sheets. It is our continuing policy to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

In August 2011, the Internal Revenue Service commenced an audit of the Company's March 29, 2009 federal income tax return. In January 2012, the Florida Department of Revenue commenced an audit of our March 28, 2010 state income tax return. No assessments have yet been made as a result of either audit.

9.	Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. The diluted earnings (loss) per common share computation includes dilutive common share equivalents issued under our various stock option plans and takes into account the conversion rights of our Series B preferred stock, during the periods in which shares of such preferred stock were outstanding.

The components used in the computation of basic earnings (loss) per common share and diluted earnings (loss) per common share for the three and ten periods ended January 1, 2012 and January 2, 2011 are shown below (in thousands):

	Three Periods Ended		Ten Periods Ended
	January 1,	January 2,	January 1,	January 2,
	2012	2011	2012	2011

Net income, as reported	$1,039	$2,179	$3,916	$786
Less: Accretion of preferred stock issuance costs and preferred
stock dividends	-	250	440	833
Income (Loss) for computation of basic earnings (loss) per common share	1,039	1,929	3,476	(47)
Add: Accretion of preferred stock issuance costs and preferred
stock dividends	-	250	-	-
Income (Loss) for computation of diluted earnings (loss) per common share	$1,039	$2,179	$3,476	$(47)

Weighted average number of common shares for comutation of basic
earnings (loss) per share	17,882	15,471	16,950	15,457
Effect of dilutive securities:
Stock options	46	32	43	-
Series B preferred stock	-	2,754	-	-
Weighted average number of common shares and dilutive potential
common stock for computation of diluted earnings (loss) per share	17,928	18,257	16,993	15,457

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

For the three and ten periods ended January 1, 2012, stock options to purchase approximately 0.4 million shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. For the ten periods ended January 1, 2012, conversion of the convertible preferred stock was not assumed for purposes of computing diluted earnings per share since the effect would have been anti-dilutive. The impact of the actual conversion of the convertible preferred stock is fully included as shares outstanding in the calculation of basic and diluted earnings per share for the three periods ended January 1, 2012, and included as shares outstanding in the calculation of basic and diluted earnings per share for the ten periods ended January 1, 2012, on a weighted average basis. For the three periods ended January 2, 2011, stock options to purchase approximately 0.5 million shares of common stock were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. Due to the net loss attributable to common shareholders for the ten periods ended January 2, 2011, all potentially dilutive shares were excluded from the denominator of the loss per share calculation as including such shares would have been anti-dilutive. Similarly, the numerator was not adjusted to add back any preferred stock issuance costs or preferred stock dividends as including such amounts would have been anti-dilutive.

10.	Stock-Based Compensation

Our 2007 Equity Incentive Plan, as amended, authorizes the issuance of an aggregate of 2,750,000 shares of our common stock under the equity plan, authorizes the issuance upon the exercise of incentive stock options of an aggregate of 2,000,000 share of common stock and limits the maximum number of shares for which an employee of the Company may be granted equity awards under the equity plan during any calendar year to 750,000 shares. As of January 1, 2012, 810,233 shares of restricted common stock, net of forfeitures, and options to purchase 453,600 shares of common stock, net of cancellations, have been granted under the equity plan. Accordingly, 1,486,167 shares remain available for future grants under the equity plan.

We recorded $0.4 million ($0.2 million, net of tax) and $0.2 million ($0.1 million, net of tax) in stock-based compensation expense during the three periods ended January 1, 2012 and January 2, 2011, respectively. We recorded $2.3 million ($1.4 million, net of tax) and $0.4 million ($0.2 million, net of tax) in stock-based compensation expense during the ten periods ended January 1, 2012 and January 2, 2011, respectively.

Stock Options

No stock options were granted during the ten periods ended January 1, 2012. The following is a summary of stock option activity for the ten periods ended January 1, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
		(per share)	(in years)	(in thousands)
Outstanding at March 27, 2011	801,800	$10.29	5.42	$514
Granted	-	-
Canceled/Expired	(31,450)	9.03
Exercised	(47,866)	7.20
Outstanding at January 1, 2012	722,484	$10.55	4.60	$1,161
Exercisable at January 1, 2012	692,484	$10.66	5.04	$1,080

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. For the ten periods ended January 1, 2012, the total intrinsic value of stock options exercised was $0.1 million. Upon the exercise of stock options, shares are issued from the Company’s authorized but unissued shares. At January 1, 2012, total unrecognized stock-based compensation cost related to non-vested stock options totaled less than $0.1 million and is expected to be recognized over approximately 0.7 years.

Restricted Stock

The following is a summary of restricted stock activity for the ten periods ended January 1, 2012:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
		(per share)

Nonvested at March 27, 2011	472,917	$8.12
Granted	165,000	7.64
Forfeited	-	-
Vested	(52,500)	8.53
Nonvested at January 1, 2012	585,417	$7.95

At January 1, 2012, there was $1.4 million of unrecognized compensation cost related to restricted stock awards, which is expected to be recognized over approximately 1.2 years.

11.	Commitments and Contingencies

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

The Company has been named in certain litigation involving wage and hour laws in both California and New York. The Company intends to vigorously defend these claims. The cases are currently under review to determine if they will be certified as class actions, and it is not possible to determine a probable outcome at this time.

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

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease Agreements – The majority of our Company-owned restaurants are located in leased properties, generally subject to a base lease term and one or more renewal options. We monitor lease expiration dates and routinely execute renewal options or enter into negotiations for lease extensions. We are currently in discussions with the landlord for one location, whose lease expires in June 2012. The landlord has indicated that a major renovation is planned for the complex in which this restaurant is located and that a short-term lease extension will likely be granted while plans for the major renovation are being finalized. We are currently in discussion with the landlord to come to a long-term agreement, which would include a major remodel of the restaurant. If the landlord ultimately determines that we will not be incorporated in the long-term plans for the space, we believe we will be able to identify alternate sites within the trade area for this restaurant.

12.	Restaurant Operating Expenses

Restaurant operating expenses consist of the following (in thousands):

	Three Periods Ended		Ten Periods Ended
	January 1,	January 2,	January 1,	January 2,
	2012	2011	2012	2011

Labor and related costs	$25,438	$23,803	$85,223	$81,403
Restaurant supplies	1,834	2,020	6,176	6,245
Credit card discounts	1,317	1,475	4,906	4,871
Advertising and promotional costs	2,750	2,854	9,740	9,122
Utilities	2,343	2,104	8,640	8,195
Occupancy costs	5,033	4,731	16,798	16,064
Depreciation and amortization	4,476	4,399	14,803	15,227
Other restaurant operating expenses	5,554	5,317	18,644	18,004
Total restaurant operating expenses	$48,745	$46,703	$164,930	$159,131

An amount equal to the estimated food cost of certain promotional offerings, such as The Chef’s Table gift certificate award, is recorded as advertising and promotional costs with a corresponding reduction to cost of food in the accompanying condensed consolidated financial statements.

13.	Segment Reporting

Our reportable segments are those that are based on our methods of internal reporting and management structure. We manage operations by restaurant concept.

Revenues for each of the segments consist of restaurant sales. Franchise revenues, while generated from Benihana franchises, have not been allocated to the Benihana teppanyaki segment but instead are reflected as corporate revenues.

The tables below present information about reportable segments (in thousands):

	Three Periods Ended
	January 1, 2012
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$52,657	$16,625	$7,394	$327	$77,003
Depreciation and amortization	3,208	829	447	63	4,547
Income (loss) from operations	5,920	1,081	906	(6,309)	1,598
Capital expenditures	3,033	125	30	38	3,226

BENIHANA INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Periods Ended
	January 2, 2011
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$49,306	$15,862	$7,324	$403	$72,895
Depreciation and amortization	3,149	804	449	72	4,474
Income (loss) from operations	5,551	721	720	(5,680)	1,312
Capital expenditures	2,393	681	145	31	3,250

	Ten Periods Ended
	January 1, 2012
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$173,946	$59,979	$24,540	$1,323	$259,788
Depreciation and amortization	10,537	2,796	1,500	194	15,027
Income (loss) from operations	17,912	5,228	2,300	(20,570)	4,870
Capital expenditures	6,239	470	220	155	7,084

	Ten Periods Ended
	January 2, 2011
	Teppanyaki	RA Sushi	Haru	Corporate	Consolidated

Revenues	$161,693	$57,727	$25,116	$1,318	$245,854
Depreciation and amortization	10,817	2,881	1,555	1,889	17,142
Income (loss) from operations	14,685	4,263	2,435	(21,548)	(165)
Capital expenditures	4,892	1,098	596	205	6,791

14.	Subsequent Event

On January 3, 2012, the board of directors authorized and declared a quarterly dividend in the amount of $0.08 per share of Common Stock. The dividend was paid in cash on January 30, 2012, to stockholders of record at the close of business on January 13, 2012. Our amended and restated credit agreement currently restricts dividend payments to $5 million. We intend to request a waiver or modification of this restriction prior to the cumulative dividend payment exceeding this limit.

BENIHANA INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Total revenues increased $4.1 million, or 5.6%, to $77.0 million, net income decreased $1.1 million to $1.0 million and earnings per diluted share decreased $0.06 to $0.06 in the three periods ended January 1, 2012, compared to the corresponding prior year period. Operating income increased $0.3 million to $1.6 million in the three periods ended January 1, 2012. Restaurant operating income increased $0.9 million, while general and administrative expenses increased $0.6 million year-over-year. As discussed more fully in the “Costs and Expenses” heading below, certain non-recurring costs are included in general and administrative expenses in both periods, impacting comparability.

Total revenues increased $13.9 million, or 5.7%, to $259.8 million, net income improved $3.1 million to net income of $3.9 million and earnings per diluted share increased to $0.20 in the ten periods ended January 1, 2012, compared to the corresponding prior year period. Operating income improved $5.0 million to $4.9 million in the ten periods ended January 1, 2012, compared to a loss of $0.2 million the corresponding prior year period. Restaurant operating income increased $4.1 million, while general and administrative expenses decreased $1.0 million year-over-year. In addition to certain non-recurring costs included in both periods, the comparability of general and administrative expenses for the year-to-date period is impacted by a $1.9 million increase in stock-based compensation primarily related to the vesting of restricted share awards granted to certain executives pursuant to their employment agreements.

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

Our operating results continue to reflect the efforts of the Benihana Teppanyaki Renewal Program (“Renewal Program”) launched during fiscal year 2010. The Renewal Program focused on improving guest experiences as they relate to value, image, quality, consistency and Japanese culture. Although most initiatives have been implemented, we continue to review each aspect of the Renewal Program to continue the momentum. During fiscal year 2012, we continue to identify additional labor management opportunities, improve purchasing efficiencies, and develop our newly promoted or hired general managers. We continue to promote The Chef’s Table and Kabuki Kids marketing programs, which have 1.8 million addresses and 200,000 participants, respectively. The Chef’s Table program provides a complimentary $30 gift certificate to be used in the month of the participant’s birthday, and the Kabuki Kids program provides a Japanese-themed ceramic drink mug on the child’s birthday. We are currently exploring additional ways to utilize certain features of these programs to further strengthen our brand awareness.

As a result of commodities pressures, in April 2011, we increased prices at our Benihana restaurants for the first time since the implementation of the Renewal Program. The resulting impact was an increase in certain menu items of 2.0% and a decrease in the Chef’s Specials discount. We evaluate our pricing and discounting policies on an ongoing basis in an effort to balance the impact of commodity costs with guest value perceptions.

The RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a fun-filled, high-energy environment. RA Sushi caters to a younger demographic, and we believe that it is highly suitable for a variety of real estate options, including “life-style” centers, shopping centers and malls, as well as areas with a nightlife component. RA Sushi’s beverage sales represent approximately 30% of its restaurant sales. The RA Sushi restaurants are less expensive to build than our other two concepts and offer us an additional growth vehicle that we believe can succeed in various types of markets. In December 2010, we implemented a price increase across all RA Sushi restaurants in response to cost pressures. The result was an increase in certain menu items of 3.3% and a reduction to the happy hour discounts of 2.8%. In March 2011, RA Sushi launched "The Hook Up," a guest program that emails a complimentary $20 gift certificate to be used in the month of the guest’s half-birthday and has approximately 228,000 members. Beginning in fiscal year 2012, we have implemented a review of the RA Sushi business in order to identify operational improvements, including applying lessons learned from the Renewal Program that may be applicable to the RA Sushi concept.

Our Haru concept features an extensive menu of traditional Japanese and Japanese fusion dishes in a modern, urban atmosphere. We believe that the Haru concept is well suited for densely populated cities with nearby shopping, office and tourist areas. The Haru concept generates significant sales volumes from take-out and delivery. Approximately 33% of our Haru New York City locations’ revenues are derived from delivery and takeout sales. In March 2011, we increased menu prices. As a result, our food prices increased 1.1% and beverage prices increased 3.0%. Also in March 2011, Haru launched a guest program, "Access," which has approximately 30,000 members who are provided with exclusive monthly offers and, beginning in January 2012, a $20 gift certificate to be used in the month of the guest’s birthday.

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

The following tables reflect changes in our Company-owned restaurant count during the three and ten periods ended January 1, 2012 and January 2, 2011:

	Three Periods Ended				Ten Periods Ended
	January 1, 2012				January 1, 2012
	Teppanyaki	RA Sushi	Haru	Total	Teppanyaki	RA Sushi	Haru	Total
Restaurant Count:
Beginning of Period	63	25	8	96	63	25	9	97
Openings	-	-	-	-	-	-	-	-
Closings	-	-	-	-	-	-	(1)	(1)
End of period	63	25	8	96	63	25	8	96

	Three Periods Ended				Ten Periods Ended
	January 2, 2011				January 2, 2011
	Teppanyaki	RA Sushi	Haru	Total	Teppanyaki	RA Sushi	Haru	Total

Beginning of Period	63	25	9	97	63	25	9	97
Openings	-	-	-	-	-	-	-	-
Closings	-	-	-	-	-	-	-	-
End of period	63	25	9	97	63	25	9	97

The majority of our Company-owned restaurants are located in leased properties, generally subject to a base lease term and one or more renewal options. We monitor lease expiration dates and routinely execute renewal options or enter into negotiations for lease extensions. We are currently in discussions with the landlord for one location, whose lease expires in June 2012. The landlord has indicated that a major renovation is planned for the complex in which this restaurant is located and that a short-term lease extension will likely be granted while plans for the major renovation are being finalized. We are currently in discussion with the landlord to come to a long-term agreement, which would include a major remodel of the restaurant. If the landlord ultimately determines that we will not be incorporated in the long-term plans for the space, we believe we will be able to identify alternate sites within the trade area for this restaurant.

As of January 1, 2012 and January 2, 2011, we had 18 and 20 franchised Benihana teppanyaki restaurants, respectively, operating in the United States, Latin America and the Caribbean. Two franchised restaurants in the United States closed during the ten periods ended January 1, 2012, and our franchised restaurant in Peru closed subsequent to January 1, 2012.

On November 17, 2011, at a special meeting of stockholders, the stockholders approved a proposal to amend and restate the Company’s Certificate of Incorporation, pursuant to which (a) each share of Class A Common Stock of the Company, par value $0.10 per share (the “Class A Common Stock”), would be reclassified as and changed into one share of Common Stock of the Company, par value $0.10 per share (the “Common Stock”); (b) the class of Class A Common Stock (of which 32,500,000 shares were authorized) would be eliminated; and (c) the number of authorized shares of Common Stock would be increased from 12,000,000 to 24,000,000 shares. On November 29, 2011, following the certification of the final results of the voting at the special meeting, the Amended and Restated Certificate of Incorporation was filed with the Secretary of State of the State of Delaware and is now effective.

As a result of the reclassification and the other changes described above and effected by the Amended and Restated Certificate of Incorporation, each share of Class A Common Stock has been reclassified as and changed into one share of Common Stock. As a further result of such changes, shares of the united class of Common Stock have one vote per share on all matters submitted to the Company’s stockholders, including the election of directors. The former Class A Common Stock had the right to 1/10 of a vote per share when voting together with the Common Stock on all matters except for the election of directors, with respect to which the shares of the former Class A Common Stock voted separately as a class to elect 25% of the members of the board of directors. In addition, all holders of the united class of Common Stock will vote as a single class. Holders of the former Class A Common Stock and the Common Stock were previously entitled to separate class voting rights in certain circumstances as required by law, and those class voting rights were eliminated with the reclassification.

Effective November 30, 2011, all shares of the Common Stock began trading as a single class on the Nasdaq Global Select Market under the ticker symbol “BNHN.” As a result of the reclassification, trading of the Class A Common Stock under the ticker symbol “BNHNA” was suspended following the close of the Nasdaq Global Select Market on November 29, 2011.

Additionally, our shareholder rights plan, under which a preferred share purchase right is represented by outstanding shares of our Common Stock and Class A Common Stock, expired automatically upon the Company’s Amended and Restated Certificate of Incorporation becoming effective.

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

Three Periods Ended January 1, 2012 Compared to January 2, 2011:

The following tables show our operating results, as well as our operating expenses as a percentage of restaurant sales, for the three periods ended January 1, 2012 and January 2, 2011 (dollar amounts in thousands):

Three periods ended January 1, 2012:
	Teppanyaki		RA Sushi		Haru		Total Restaurant		Corporate		Consolidated
Revenues:
Restaurant sales	$52,657	100.0%	$16,625	100.0%	$7,394	100.0%	$76,676	100.0%	$-	-	$76,676	100.0%
Franchise fees and royalties	-		-		-		-		327		327
Total revenues	52,657		16,625		7,394		76,676		327		77,003

Costs and expenses:
Cost of food and beverage sales	(13,034)	-24.8%	(4,141)	-24.9%	(1,736)	-23.5%	(18,911)	-24.7%	-	-	(18,911)	-
Restaurant operating expenses	(33,326)	-63.3%	(10,850)	-65.3%	(4,569)	-61.8%	(48,745)	-63.6%	-	-	(48,745)	-
Restaurant opening costs	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	-	-	-
Restaurant level operating expenses	(46,360)	-88.0%	(14,991)	-90.2%	(6,305)	-85.3%	(67,656)	-88.2%	-	-	(67,656)	-
Restaurant level operating margin	6,297	12.0%	1,634	9.8%	1,089	14.7%	9,020	11.8%	-	-	9,020	-
Restaurant depreciation and amortization	3,208	6.1%	821	4.9%	447	6.0%	4,476	5.8%	-	-	4,476	-
Restaurant level EBITDA (1)	9,505	18.1%	2,455	14.8%	1,536	20.8%	13,496	17.6%	-	-	13,496	-
Recurring general and administrative expenses excluding depreciation and amortization expense	(377)	-0.7%	(545)	-3.3%	(183)	-2.5%	(1,105)	-1.4%	(5,703)	-	(6,808)	-8.8%
EBITDA before stock-based compensation (1) and other non-recurring general and administrative expenses	9,128	17.3%	1,910	11.5%	1,353	18.3%	12,391	16.2%	(5,376)	-	7,015	9.1%
Stock-based compensation	-	0.0%	-	0.0%	-	0.0%	-	0.0%	(360)	-	(360)	-0.5%
Non-recurring general and administrative expenses excluding depreciation and amortization expense	-	0.0%	-	0.0%	-	0.0%	-	0.0%	(510)	-	(510)	-0.7%
EBITDA (1)	9,128	17.3%	1,910	11.5%	1,353	18.3%	12,391	16.2%	(6,246)	-	6,145	8.0%
Depreciation and amortization expense	(3,208)	-6.1%	(829)	-5.0%	(447)	-6.0%	(4,484)	-5.8%	(63)	-	(4,547)	-5.9%
Income (loss) from operations	$5,920	11.2%	$1,081	6.5%	$906	12.3%	$7,907	10.3%	$(6,309)	-	$1,598	2.1%

Three periods ended January 2, 2011:
	Teppanyaki		RA Sushi		Haru		Total Restaurant		Corporate		Consolidated
Revenues:
Restaurant sales	$49,306	100.0%	$15,862	100.0%	$7,324	100.0%	$72,492	100.0%	$-	-	$72,492	100.0%
Franchise fees and royalties	-		-		-		-		403		403
Total revenues	49,306		15,862		7,324		72,492		403		72,895

Costs and expenses:
Cost of food and beverage sales	(11,789)	-23.9%	(4,070)	-25.7%	(1,723)	-23.5%	(17,582)	-24.3%	-	-	(17,582)	-
Restaurant operating expenses	(31,457)	-63.8%	(10,559)	-66.6%	(4,687)	-64.0%	(46,703)	-64.4%	-	-	(46,703)	-
Restaurant opening costs	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	-	-	-
Restaurant level operating expenses	(43,246)	-87.7%	(14,629)	-92.2%	(6,410)	-87.5%	(64,285)	-88.7%	-	-	(64,285)	-
Restaurant level operating margin	6,060	12.3%	1,233	7.8%	914	12.5%	8,207	11.3%	-	-	8,207	-
Restaurant depreciation and amortization	3,148	6.4%	802	5.1%	449	6.1%	4,399	6.1%	-	-	4,399	-
Restaurant level EBITDA (1)	9,208	18.7%	2,035	12.8%	1,363	18.6%	12,606	17.4%	-	-	12,606	-
Recurring general and administrative expenses excluding depreciation and amortization expense	(508)	-1.0%	(510)	-3.2%	(194)	-2.6%	(1,212)	-1.7%	(4,868)	-	(6,080)	-8.3%
EBITDA before stock-based compensation (1) and other non-recurring general and administrative expenses	8,700	17.6%	1,525	9.6%	1,169	16.0%	11,394	15.7%	(4,465)	-	6,929	9.5%
Stock-based compensation	-	0.0%	-	0.0%	-	0.0%	-	0.0%	(227)	-	(227)	-0.3%
Non-recurring general and administrative expenses, excluding depreciation and amortization expense	-	0.0%	-	0.0%	-	0.0%	-	0.0%	(916)	-	(916)	-1.3%
EBITDA (1)	8,700	17.6%	1,525	9.6%	1,169	16.0%	11,394	15.7%	(5,608)	-	5,786	7.9%
Depreciation and amortization expense	(3,149)	-6.4%	(804)	-5.1%	(449)	-6.1%	(4,402)	-6.1%	(72)	-	(4,474)	-6.1%
Income (loss) from operations	$5,551	11.3%	$721	4.5%	$720	9.8%	$6,992	9.6%	$(5,680)	-	$1,312	1.8%

(1) EBITDA is defined as earnings before interest, income taxes and depreciation and amortization expense. See “Non-GAAP Measures” above for more information about this non-GAAP measure, its limitations and why we present EBITDA alongside the most directly comparable GAAP measure.

Consolidated income (loss) from operations was $1.6 million for the three periods ended January 1, 2012, an improvement of $0.3 million over the same prior year period. Total income from restaurant segment operations, including direct general and administrative expenses, was $7.9 million for the three periods ended January 1, 2012, an increase of $0.9 million or 13.1% over the prior year. The Benihana concept’s operating income increased $0.4 million or 6.6%; the RA Sushi concept saw a $0.4 million or 49.9% improvement in operating income; and the Haru concept increased its operating income $0.2 million or 25.8%. Corporate loss from operations increased $0.6 million over the prior year.

Consolidated restaurant level EBITDA margin improved 0.2% from the same period in the prior fiscal year. However, recurring general and administrative expenses, including legal and professional fees associated in connection with the California and New York wage and hour litigation, increased 0.5% as a percent of total revenue, resulting in a 0.4% decline in consolidated EBITDA margin before stock-based compensation and other non-recurring general and administrative expenses when compared to the same prior year period.

These changes, when compared to the same period in the prior fiscal year, are due to changes in revenues and operating expenses as further described under the headings “Revenues” and “Costs and Expenses” below.

REVENUES

The following table summarizes the changes in restaurant sales for the three periods ended January 1, 2012 compared to the three periods ended January 2, 2011 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the three periods ended January 2, 2011	$49,306	$15,862	$7,324	$72,492
Increase in comparable sales	3,964	763	263	4,990
Decrease from closed retaurants	-	-	(193)	(193)
Decrease from temporary closures	(613)	-	-	(613)
Restaurant sales during the three periods ended January 1, 2012	$52,657	$16,625	$7,394	$76,676

The following table summarizes comparable restaurant sales by concept and percent changes for the three periods ended January 1, 2012, when compared to the same period in the prior fiscal year as well (dollars in thousands). Restaurants are considered comparable when they are open throughout the same periods in the two periods being compared. New restaurants enter the comparable base when they have been open for more than one year. Restaurants may leave and enter the comparable restaurant base as they are closed for renovation and subsequently re-open.

	Three Periods Ended
	January 1,	January 2,	Percent
	2012	2011	Change
Comparable restaurant sales by concept:
Teppanyaki	$52,338	$48,374	8.2%
RA Sushi	16,625	15,862	4.8%
Haru	7,394	7,131	3.7%
Total comparable restaurant sales	$76,357	$71,367	7.0%

One Benihana Teppanyaki restaurant, located in Manhattan, was temporarily closed from September 5, 2011 through December 11, 2011 for extensive remodeling. This restaurant is excluded from reported comparable sales results during the temporary closure period.

Benihana (Teppanyaki) – Sales for the Benihana teppanyaki restaurants increased $3.4 million, or 6.8%, for the three periods ended January 1, 2012 as compared to the same period in the prior year. The increase is primarily attributable to increases in sales from restaurants opened longer than one year of $4.0 million, offset by lost sales from temporary restaurant closures of $0.6 million. Total comparable restaurant sales for Benihana teppanyaki restaurants opened longer than one year increased 8.2%, consisting of an increase of 6.4% in dine-in guest counts and a 1.5% increase in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $27.32 during the three periods ended January 1, 2012 compared to $26.90 during the same period in the prior year.

RA Sushi - Sales for the RA Sushi restaurants increased $0.8 million, or 4.8%, for the three periods ended January 1, 2012 compared to the same period in the prior year. The increase in sales is solely attributable to sales from restaurants opened longer than one year, consisting of an increase of 1.1% in dine-in guest counts and an increase of 3.7% in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $21.64 during the three periods ended January 1, 2012 compared to $20.87 during the same period in the prior year.

Haru - Sales for the Haru restaurants increased $0.1 million, or 1.0%, for the three periods ended January 1, 2012 compared to the same period in the prior year. The increase is primarily attributable to sales from restaurants opened longer than one year, offset by the lost sales from the permanent closure of our Philadelphia location in May 2011. Total comparable restaurant sales for Haru restaurants increased 3.7%. Comparable dine-in sales, which comprised 66% percent of restaurant sales, increased 4.4% primarily due to a 4.8% increase in dine-in guest counts offset by a 0.4% decrease in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $30.92 during the three periods ended January 1, 2012 compared to $31.04 during the same period in the prior year. Comparable take-out sales, which comprised approximately 34% of comparable restaurant sales, increased 2.4%.

COSTS AND EXPENSES

Cost of food and beverage sales – The consolidated cost of food and beverage sales for the three periods ended January 1, 2012 increased 0.4% as a percentage of restaurant sales, when compared to the corresponding period a year ago. The increase is reflective of the increase in commodities pricing that was not able to be recovered with the menu price increases and the shallowing of discounts implemented during the period.

Restaurant operating expenses – In the aggregate, restaurant operating expenses increased $2.0 million but decreased 0.8% as a percentage of restaurant sales due to decreased marketing expense during the quarter, fixed cost leverage on higher sales volumes and reduced depreciation due primarily to certain prior year retirements, partially offset by increases in certain labor-related costs. Additional marketing costs were incurred during the period related to the production of a commercial which did not air until subsequent to January 1, 2012, and, accordingly, those costs will be recognized in the fiscal fourth quarter.

General and administrative costs – General and administrative expenses increased $0.5 million or 0.1% when expressed as a percent of total revenues in the three periods ended January 1, 2012, compared to the prior year corresponding period. General and administrative expense for these periods consisted of the following (in thousands):

	Three Periods Ended
	January 1,	January 2,
	2012	2011
Recurring general and administrative expense,
excluding depreciation and amortization expense	$6,808	$6,080
Depreciation and amortization expense included in
general and administrative expense	71	75
Total recurring general and administrative expense	6,879	6,155
Stock-based compensation	360	227
Non-recurring general and administrative expense:
Special shareholders' meetings	510	-
Review of strategic alternatives	-	713
Operational and financial consulting	-	146
Accounting and payroll outsource implementation	-	57
Total non-recurring general and administrative expense	510	916
Total general and administrative expense	$7,749	$7,298

Recurring general and administrative costs, excluding depreciation and amortization, increased $0.7 million or 0.5% when expressed as a percentage of total revenues in the three periods ended January 1, 2012, compared to the prior year corresponding period. The increase was due primarily to higher legal and professional fees associated with the California and New York wage and hour litigation as discussed in Note 11, Commitments and Contingencies. Stock-based compensation related to the vesting of restricted share awards granted to certain executives pursuant to their employment agreements increased $0.1 million or 0.2% when expressed as a percent of total revenues.

Non-recurring general and administrative expenses, excluding depreciation and amortization expense, decreased $0.4 million or 0.6% when expressed as a percent of total revenues. Non-recurring expenses of $0.5 million for the three periods ended January 1, 2012 were incurred related to costs associated with two special stockholders’ meetings. Non-recurring expenses of $0.9 million for the three periods ended January 2, 2011 consisted of $0.7 million incurred in conjunction with the board’s assessment of strategic alternatives, including a possible sale of the Company, $0.1 million related to various financial and operational consulting agreements and $0.1 million of costs incurred in conjunction with the execution of our accounting and payroll function outsourcing agreement. In connection with the evaluation of strategic alternatives, the potential process was terminated in May 2011.

Interest expense, net – Interest expense, net decreased in the three periods ended January 1, 2012, when compared to the prior year corresponding period, as a result of lower average borrowings during the current period.

Income tax provision – Our effective income tax rate was 30.9% and (98.1%) for the three periods ended January 1, 2012 and January 2, 2011, respectively. During the three periods ended January 1, 2012, our effective income tax rate was unfavorably impacted as compared to the statutory rates by adjustments of approximately $0.3 million to reconcile the provision to recently filed tax returns, offset by the level of tax credits relative to taxable income. Excluding the reconciliation adjustments of $0.3 million, our effective tax rate for the three periods ended January 1, 2012 was 10.3%. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the three periods ended January 1, 2012, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made.

Ten Periods Ended January 1, 2012 Compared to January 2, 2011:

The following tables show our operating results, as well as our operating expenses as a percentage of restaurant sales, for the ten periods ended January 1, 2012 and January 2, 2011 (dollar amounts in thousands):

Ten periods ended January 1, 2012:
	Teppanyaki		RA Sushi		Haru		Total Restaurant		Corporate		Consolidated
Revenues:
Restaurant sales	$173,946	100.0%	$59,979	100.0%	$24,540	100.0%	$258,465	100.0%	$-	-	$258,465
Franchise fees and royalties	-		-		-		-		1,323		1,323
Total revenues	173,946		59,979		24,540		258,465		1,323		259,788	100.0%

Costs and expenses:
Cost of food and beverage sales	(43,430)	-25.0%	(15,023)	-25.0%	(5,931)	-24.2%	(64,384)	-24.9%	-	-	(64,384)	-
Restaurant operating expenses	(111,369)	-64.0%	(37,858)	-63.1%	(15,703)	-64.0%	(164,930)	-63.8%	-	-	(164,930)	-
Restaurant opening costs	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	-	-	-
Restaurant level operating expenses	(154,799)	-89.0%	(52,881)	-88.2%	(21,634)	-88.2%	(229,314)	-88.7%	-	-	(229,314)	-
Restaurant level operating margin	19,147	11.0%	7,098	11.8%	2,906	11.8%	29,151	11.3%	-	-	29,151	-
Restaurant depreciation and amortization	10,536	6.1%	2,769	4.6%	1,498	6.1%	14,803	5.7%	-	-	14,803	-
Restaurant level EBITDA (1)	29,683	17.1%	9,867	16.5%	4,404	17.9%	43,954	17.0%	-	-	43,954	-
Recurring general and administrative expenses excluding depreciation and amortization expense	(1,234)	-0.7%	(1,843)	-3.1%	(604)	-2.5%	(3,681)	-1.4%	(17,002)	-	(20,683)	-8.0%
EBITDA before stock-based compensation (1) and other non-recurring general and administrative expenses	28,449	16.4%	8,024	13.4%	3,800	15.5%	40,273	15.6%	(15,679)	-	24,594	9.5%
Stock-based compensation	-	0.0%	-	0.0%	-	0.0%	-	0.0%	(2,306)	-	(2,306)	-0.9%
Non-recurring general and administrative expenses, excluding depreciation and amortization expense	-	0.0%	-	0.0%	-	0.0%	-	0.0%	(2,391)	-	(2,391)	-0.9%
EBITDA (1)	28,449	16.4%	8,024	13.4%	3,800	15.5%	40,273	15.6%	(20,376)	-	19,897	7.7%
Depreciation and amortization expense	(10,537)	-6.1%	(2,796)	-4.7%	(1,500)	-6.1%	(14,833)	-5.7%	(194)	-	(15,027)	-5.8%
Income (loss) from operations	$17,912	10.3%	$5,228	8.7%	$2,300	9.4%	$25,440	9.8%	$(20,570)	-	$4,870	1.9%

Ten periods ended January 2, 2011:
	Teppanyaki		RA Sushi		Haru		Total Restaurant		Corporate		Consolidated
Revenues:
Restaurant sales	$161,693	100.0%	$57,727	100.0%	$25,116	100.0%	$244,536	100.0%	$-	-	$244,536	100.0%
Franchise fees and royalties	-		-		-		-		1,318		1,318
Total revenues	161,693		57,727		25,116		244,536		1,318		245,854

Costs and expenses:
Cost of food and beverage sales	(39,237)	-24.3%	(14,565)	-25.2%	(5,879)	-23.4%	(59,681)	-24.4%	-	-	(59,681)	-
Restaurant operating expenses	(106,208)	-65.7%	(36,767)	-63.7%	(16,156)	-64.3%	(159,131)	-65.1%	-	-	(159,131)	-
Restaurant opening costs	-	0.0%	(8)	0.0%	-	0.0%	(8)	0.0%	-	-	(8)	-
Restaurant level operating expenses	(145,445)	-90.0%	(51,340)	-88.9%	(22,035)	-87.7%	(218,820)	-89.5%	-	-	(218,820)	-
Restaurant level operating margin	16,248	10.0%	6,387	11.1%	3,081	12.3%	25,716	10.5%	-	-	25,716	-
Restaurant depreciation and amortization	10,815	6.7%	2,860	5.0%	1,552	6.2%	15,227	6.2%	-	-	15,227	-
Restaurant level EBITDA (1)	27,063	16.7%	9,247	16.0%	4,633	18.4%	40,943	16.7%	-	-	40,943	-
Recurring general and administrative expenses excluding depreciation and amortization expense	(1,561)	-1.0%	(2,103)	-3.6%	(643)	-2.6%	(4,307)	-1.8%	(16,026)	-	(20,333)	-8.3%
EBITDA before stock-based compensation (1) and other non-recurring general and administrative expenses	25,502	15.8%	7,144	12.4%	3,990	15.9%	36,636	15.0%	(14,708)	-	21,928	8.9%
Stock-based compensation	-	0.0%	-	0.0%	-	0.0%	-	0.0%	(423)	-	(423)	-0.2%
Non-recurring general and administrative expenses, excluding depreciation and amortization expense	-	0.0%	-	0.0%	-	0.0%	-	0.0%	(4,528)	-	(4,528)	-1.8%
EBITDA (1)	25,502	15.8%	7,144	12.4%	3,990	15.9%	36,636	15.0%	(19,659)	-	16,977	6.9%
Depreciation and amortization expense (2)	(10,817)	-6.7%	(2,881)	-5.0%	(1,555)	-6.2%	(15,253)	-6.2%	(1,889)	-	(17,142)	-7.0%
Income (loss) from operations	$14,685	9.1%	$4,263	7.4%	$2,435	9.7%	$21,383	8.7%	$(21,548)	-	$(165)	-0.1%

(1) EBITDA is defined as earnings before interest, income taxes and depreciation and amortization expense. See “Non-GAAP Measures” above for more information about this non-GAAP measure, its limitations and why we present EBITDA alongside the most directly comparable GAAP measure.
(2) Includes non-recurring depreciation of $1.4 million related to the transition away from our ERP system in connection with the outsourcing of our accounting and payroll function.

Consolidated income from operations was $4.9 million for the ten periods ended January 1, 2012 compared to a loss from operations of $0.2 million for the ten periods ended January 2, 2011, an improvement of $5.0 million over the same prior year period. Total income from restaurant segment operations, including direct general and administrative expenses, was $25.4 million for the ten periods ended January 1, 2012, an increase of $4.1 million or 19.0% over the prior year, led by a $3.2 million or 22.0% increase for the Benihana concept. The RA Sushi concept saw a $1.0 million or 22.6% improvement in operating income, while the Haru concept experienced a $0.1 million decrease in operating income. Corporate loss from operations decreased $1.0 million over the prior year, primarily related to general and administrative expenses.

Consolidated restaurant level EBITDA margin increased 0.3% from the same period prior fiscal year. Furthermore, even after considering increased legal and professional fees associated with the California and New York wage and hour litigation, recurring general and administrative expenses decreased 0.3% as a percent of total revenue, resulting in a 0.6% improvement in consolidated EBITDA margin before stock-based compensation and other non-recurring general and administrative expenses when compared to the same prior year period.

These changes, when compared to the same period in the prior fiscal year, are due to changes in revenues and operating expenses as further described under the headings “Revenues” and “Costs and Expenses” below.

REVENUES

The following table summarizes the changes in restaurant sales for the ten periods ended January 1, 2012 compared to the ten periods ended January 2, 2011 (in thousands):

	Teppanyaki	RA Sushi	Haru	Total

Restaurant sales during the ten periods ended January 2, 2011	$161,693	$57,727	$25,116	$244,536
Increase in comparable sales	13,161	2,252	109	15,522
Decrease from closed retaurants	-	-	(685)	(685)
Decrease from temporary closures	(908)	-	-	(908)
Restaurant sales during the ten periods ended January 1, 2012	$173,946	$59,979	$24,540	$258,465

The following table summarizes comparable restaurant sales by concept and percent changes for the ten periods ended January 1, 2012, when compared to the same period in the prior fiscal year as well (dollars in thousands). Restaurants are considered comparable when they are open throughout the same periods in the two periods being compared. New restaurants enter the comparable base when they have been open for more than one year. Restaurants may leave and enter the comparable restaurant base as they are closed for renovation and subsequently re-open.

	Ten Periods Ended
	January 1,	January 2,	Percentage
	2012	2011	Change
Comparable restaurant sales by concept:
Teppanyaki	$173,425	$160,264	8.2%
RA Sushi	59,979	57,727	3.9%
Haru	24,540	24,431	0.5%
Total restaurant sales	$257,944	$242,422	6.4%

Benihana (Teppanyaki) – Sales for the Benihana teppanyaki restaurants increased $12.3 million, or 7.6%, for the ten periods ended January 1, 2012 as compared to the same period in the prior year. The increase is primarily attributable to increases in sales from restaurants opened longer than one year of $13.2 million, offset by lost sales from temporary restaurant closures of $0.9 million. Total comparable restaurant sales for Benihana teppanyaki restaurants opened longer than one year increased 8.2%, consisting of an increase of 6.5% in dine-in guest counts and a 1.5% increase in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $27.37 during the ten periods ended January 1, 2012 compared to $26.98 during the same period in the prior year.

RA Sushi - Sales for the RA Sushi restaurants increased $2.3 million, or 3.9%, for the ten periods ended January 1, 2012 compared to the same period in the prior year. The increase is attributable to sales from restaurants opened longer than one year, consisting of an increase of 2.4% in dine-in guest counts and an increase of 1.5% in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $21.36 during the ten periods ended January 1, 2012 compared to $21.05 during the same period in the prior year.

Haru - Sales for the Haru restaurants decreased $0.6 million, or 2.3%, for the ten periods ended January 1, 2012 compared to the same period in the prior year. The decrease is attributable to lost sales of $0.7 million as a result of the permanent closure of our Philadelphia location in May 2011 offset by an increase in sales from restaurants opened longer than one year of $0.1 million. Total comparable restaurant sales for Haru restaurants increased 0.5%. Comparable dine-in sales, which comprised 67% percent of restaurant sales, increased 0.7% driven by a 0.9% decrease in dine-in guest counts offset by a 0.1% decrease in the average per person dine-in guest check. The average comparable per person dine-in guest check amount was $30.77 during both the ten periods ended January 1, 2012 compared to $30.81 during the same period in the prior year. Comparable take-out sales, which comprised approximately 32% of comparable restaurant sales, decreased 0.3%.

COSTS AND EXPENSES

Cost of food and beverage sales – The consolidated cost of food and beverage sales for the ten periods ended January 1, 2012 increased 0.5% as a percentage of restaurant sales, when compared to the corresponding period a year ago. The increase is reflective of the increase in commodities pricing that was not able to be recovered with the menu price increases and the shallowing of discounts implemented during the period.

Restaurant operating expenses – In the aggregate, restaurant operating expenses increased $5.8 million but decreased 1.3% as a percentage of restaurant sales due to improved labor efficiencies, primarily related to overtime management, fixed cost leverage on higher sales volumes and reduced depreciation due primarily to certain prior year retirements, partially offset by increased occupancy costs.

General and administrative costs – General and administrative costs decreased $1.6 million or 1.7% when expressed as a percentage of total revenues in the ten periods ended January 1, 2012, compared to the prior year corresponding period. General and administrative expense for these periods consisted of the following (in thousands):

	Ten Periods Ended
	January 1,	January 2,
	2012	2011
Recurring general and administrative expense,
excluding depreciation and amortization expense	$20,683	$20,333
Depreciation and amortization expense included in
general and administrative expense*	224	1,915
Total recurring general and administrative expense	20,907	22,248
Stock-based compensation	2,306	423
Non-recurring general and administrative expense:
Special shareholders' meetings	1,969	-
Review of strategic alternatives	422	713
Operational and financial consulting	-	1,973
Accounting and payroll outsource implementation	-	568
Annual shareholders' meeting proxy contest	-	896
Executive severance costs	-	219
Abandoned projects	-	159
Total non-recurring general and administrative expense	2,391	4,528
Total general and administrative expense	$25,604	$27,199

*The prior year amount includes non-recurring depreciation of approximately $1.4 million related to the transition away from our ERP system in connection with the outsourcing of our accounting and payroll function.

Recurring general and administrative costs, excluding depreciation and amortization, increased $0.4 million but decreased 0.3% when expressed as a percentage of total revenues in the ten periods ended January 1, 2012, compared to the prior year corresponding period. The dollar increase was due primarily to higher legal and professional fees associated with the California and New York wage and hour litigation as discussed in Note 11, Commitment and Contingencies. Stock-based compensation related to the vesting of restricted share awards granted to certain executives pursuant to their employment agreements increased $1.9 million or 0.7% when expressed as a percent of total revenues.

Non-recurring general and administrative expenses, excluding depreciation and amortization expense, decreased $2.1 million or 0.9% when expressed as a percent of total revenue. Non-recurring expense of $2.4 million for the ten periods ended January 1, 2012 consisted of approximately $2.0 million related to costs associated with the special stockholders’ meetings and $0.4 million related to the Board’s assessment of strategic alternatives, including a potential sale of the Company. Non-recurring expenses of $4.5 million for the ten periods ended January 2, 2011 consisted of $0.7 million incurred in conjunction with the Board’s assessment of strategic alternatives, including a possible sale of the Company, $2.0 million related to various financial and operational consulting agreements, including the special committee of the board formed to explore strategic alternatives for the Company, $0.6 million of costs incurred in conjunction with the execution of our accounting and payroll function outsourcing agreement, $0.9 million of costs incurred to respond to and ultimately settle the proxy contest in connection with our 2010 Annual Shareholders’ Meeting, $0.2 million of severance associated with the resignation of our former Chief Financial Officer and the write-off of abandoned projects of approximately $0.2 million. The evaluation of strategic alternatives, including the potential sale of the Company was terminated in May 2011.

Interest expense, net – Interest expense, net decreased in the ten periods ended January 1, 2012, when compared to the prior year corresponding period, as a result of lower average borrowings during the current period. Furthermore, the prior year includes interest income from the reversal of interest previously accrued in connection with certain litigation in which we subsequently prevailed.

Income tax provision – Our effective income tax rate was 13.4% and 220.9% for the ten periods ended January 1, 2012 and January 2, 2011, respectively. During the ten periods ended January 1, 2012, our effective income tax rate was unfavorably impacted as compared to the statutory rates by adjustments of approximately $0.3 million to reconcile the provision to recently filed tax returns, offset by the level of tax credits relative to taxable income. Excluding the reconciliation adjustments of $0.3 million, our effective tax rate for the ten periods ended January 1, 2012 was 6.5%. For the ten periods ended January 2, 2011, our effective income tax rate was impacted by tax credits and a decrease in our book income due to higher than anticipated general and administrative expenses. Ordinarily, the effective tax rate at the end of an interim period is calculated using an estimate of the annual effective tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. For the ten periods ended January 1, 2012, we have used the actual effective year-to-date tax rate in calculating the interim effective tax rate as a reliable estimate of the annual effective tax rate cannot be made.

FINANCIAL RESOURCES

Cash flow from operations has historically been the primary source used to fund our capital expenditures supplemented, as necessary, by funds obtained under financial arrangements.

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance these items. As a result, many restaurant businesses, including our own, operate with negative working capital. During the ten periods ended January 1, 2012, the working capital deficit improved by $8.0 million from the prior year end.

Line of credit

We entered into an Amended and Restated Credit Agreement with Wells Fargo (as successor by merger to Wachovia Bank, National Association) on February 10, 2011. The credit facility provides us a borrowing capacity of $30.0 million, with an option to increase the principal amount of the credit facility by $5.0 million to $35.0 million, subject to certain conditions. The credit facility is scheduled to mature on February 10, 2014. The credit facility is secured by the assets of the Company (including first mortgages on the thirteen restaurant properties owned by the Company which had an appraised value of approximately $44.4 million as of December 2009). There are no scheduled principal payments prior to maturity. The Company may, however, prepay outstanding borrowings prior to that date without penalty. The line of credit provides for an initial commitment fee of 0.5% on the unused portion of the loan commitment and a variable interest rate on outstanding balances benchmarked to the prime rate in the United States or to the London interbank offering rate. Both the commitment fee and the interest rate adjust based on a leverage ratio, as defined by the amended and restated agreement. While providing for working capital, capital expenditures and general corporate purposes, the amended and restated agreement requires that the Company maintain certain financial ratios and profitability amounts and restricts the amount of cash dividends paid and stock repurchases of the Company, as well as acquisitions and other investments. We intend to request a waiver or modification of these restrictions prior to the cumulative dividend payment exceeding the limit.

At January 1, 2012, we had no borrowings and $1.7 million of outstanding letters of credit under the line of credit, resulting in an available borrowing balance of $28.3 million, and were in compliance with the financial and non-financial covenants of the agreement governing the line of credit.

Series B Preferred Stock

During the ten periods ended January 1, 2012, the holder of the Series B preferred stock converted all 800,000 shares into 1,582,577 shares of Common Stock. As of January 1, 2012, there are no outstanding shares of Series B preferred stock.

Expansion

In response to the economic environment prevailing in fiscal year 2011, we opted to reduce growth-related capital expenditures. Based upon our solid operating cash flow, the borrowing capacity under our line of credit, continued improvement in same store sales trends, the positive results of the Renewal Program including the progress made in facilities upgrades for our existing restaurant portfolio, and the availability of real estate at reasonable prices, we anticipate that we will resume restaurant unit expansion and are actively working to identify sites for the future development of Benihana and RA Sushi restaurants.

Cash Obligations to Former Directors and Executives

We will use our cash from operations to fund the remaining $0.9 million cash obligation as of January 1, 2012 in connection with the resignation of our former Chairman and Chief Executive Officer during fiscal year 2009, which is included in accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

Cash Flows

The following table summarizes the sources and uses of cash and cash equivalents (in thousands):

	Ten Periods Ended
	January 1,	January 2,
	2012	2011

Net cash provided by operating activities	$25,234	$17,414
Net cash used in investing activities	(7,020)	(6,657)
Net cash used in financing activities	(6,026)	(9,935)
Net increase in cash and cash equivalents	$12,188	$822

We believe that our cash from operations will provide sufficient capital to fund operations, commitments and contingencies, expected new unit growth and quarterly dividend payments for at least the next twelve months. However, if we were to resume a more aggressive growth strategy, any additional required capital could be obtained by drawing on our line of credit or accessing the value of our thirteen owned restaurant properties.

Operating Activities

Net cash provided by operating activities totaled $25.2 million and $17.4 million for the ten periods ended January 1, 2012 and January 2, 2011, respectively. The $7.8 million increase is primarily attributable to improved income from operations as well as the relative changes in our working capital balances related to the timing of certain payments.

Investing Activities

Capital expenditures were $7.1 million and $6.8 million for the ten periods ended January 1, 2012 and January 2, 2011, respectively. Capital expenditures during fiscal year 2012 are expected to total approximately $13.0 million.

Financing Activities

During the ten periods ended January 1, 2012, we borrowed $22.7 million under the line of credit and made $28.4 million in payments. During the ten periods ended January 2, 2011, we borrowed $80.8 million under the line of credit and made $90.3 million in payments.

During both of the ten periods ended January 1, 2012 and January 2, 2011, proceeds from stock option exercises totaled $0.3 million.

During the ten periods ended January 1, 2012 and January 2, 2011, we paid $0.6 million and $0.7 million, respectively, in dividends on the Series B preferred stock.

During the ten periods ended January 1, 2012, we paid $0.1 million in payroll withholding taxes on behalf of an executive for whom we withheld Class A common stock as treasury shares in lieu of receiving cash payment from the executive.

Contractual Obligations

During the ten periods ended January 1, 2012, there were no material changes outside the ordinary course of business to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended March 27, 2011.

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

There were no significant changes to our accounting policies or significant estimates during the ten periods ended January 1, 2012.

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

The Impact of Inflation

The primary inflationary factors affecting our operations are labor and commodity costs. Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of operating resources, including food and other raw materials, labor and other supplies and services. Other than commodity and labor costs, we do not believe that inflation has had a material effect on sales or expenses during the last three fiscal years. Our restaurant operations are subject to federal and state minimum wage laws governing matters such as working conditions, overtime and tip credits. Significant numbers of our food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage have increased our labor costs in recent years. To the extent permitted by competition, we have mitigated increased costs by increasing menu prices or reducing the level of discounting and may continue to do so if deemed necessary. To the extent that cost increases cannot be passed along to our guests, those cost increases could negatively impact our financial results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain risks of increasing interest rates and commodity prices. The interest on our indebtedness is variable and is benchmarked to the prime rate in the United States or to the London interbank offering rate. We may protect ourselves from interest rate increases from time-to-time by entering into derivative agreements that fix the interest rate at predetermined levels. We have a policy not to use derivative agreements for trading purposes. We have no derivative agreements as of January 1, 2012.

We had no borrowings outstanding under our line of credit facility at January 1, 2012. Accordingly, a 100 basis point change in interest rates would have no impact to our interest expense.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11, Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a description of certain legal proceedings.

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

Exhibit 101 –
Financial statements from the quarterly report on Form 10-Q of Benihana Inc. for the quarter ended January 1, 2012, filed on February 8, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benihana Inc.
(Registrant)

Date: February 8, 2012	/s/ Richard C. Stockinger
Richard C. Stockinger
President and Chief Executive Officer