Form 10-K
period 2012-04-01
BENIHANA INC
filed 2012-06-15
CIK 935226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 1, 2012
or,

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 0-26396

Benihana Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0538630
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8750 Northwest 36th Street, Doral, Florida	33178
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(305) 593-0770

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.10 per share	NASDAQ Global Select Market

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
Yes  ☐                   No  ☒

As of June 1, 2012, 17,930,627 shares of common stock were outstanding.  As of October 9, 2011, the aggregate market value of common equity held by non-affiliates was approximately $85,526,000 based on the closing price of the common stock and Class A common stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders for the fiscal year ended April 1, 2012 are incorporated by reference in Parts I and II.

Portions of the registrant’s proxy statement for the 2012 Annual Meeting are incorporated by reference in Parts III.

BENIHANA INC. AND SUBSIDIARIES

INDEX TO FORM 10-K

PART I
Item 1.      Business

Recent Development – Merger Agreement

On May 22, 2012, Benihana Inc. (“Benihana,” “we,” “our” or “us”) entered into an Agreement and Plan of Merger with Safflower Holdings Corp. and Safflower Acquisition Corp. Under the terms of the agreement, approved by Benihana’s Board of Directors, if the merger is consummated, each outstanding share of Benihana's Common Stock will be converted into the right to receive $16.30 per share in cash. The consummation of the merger is subject to customary closing conditions, including the approval of Benihana’s stockholders and regulatory clearance. Safflower Holdings Corp. is owned by funds advised by Angelo, Gordon & Co, L.P.

General

Benihana and its predecessor companies have operated “Benihana” teppanyaki-style Japanese restaurants in the United States for over 45 years, and we believe we are one of the largest operators of teppanyaki-style restaurants in the country. We also operate two other Asian restaurant concepts: RA Sushi and Haru. Benihana Inc. is a Delaware corporation incorporated in December 1994.

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

As of June 8, 2012, we:

●	own and operate 62 Benihana teppanyaki restaurants in the United States, including one restaurant under the name Samurai;
●	franchise 16 additional Benihana teppanyaki restaurants, nine of which are in the United States and seven of which are in six international markets;
●	own and operate 25 RA Sushi restaurants in the United States; and
●	own and operate eight Haru restaurants in the United States.

Our principal executive offices are located at 8750 Northwest 36th Street, Doral, Florida 33178 (telephone number 305-593-0770), and our corporate website address is http://www.benihana.com. We make our electronic filings with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, if any, available on the corporate website free of charge as soon as practicable after filing with or furnishing to the SEC. These reports are also available at www.sec.gov.

We have a 52/53-week fiscal year. Our fiscal year ends on the Sunday within the dates of March 26 through April 1. Fiscal year 2012 consisted of 53 weeks. Fiscal years 2011 and 2010 consisted of 52 weeks. Our business is not highly seasonal although we do have more guests coming to our restaurants for special holidays such as Mother’s Day, Valentine’s Day and New Year’s Eve. Mother’s Day falls in our first fiscal quarter, New Year’s Eve in the third fiscal quarter and Valentine’s Day in the fourth fiscal quarter of each year.

For information concerning our financial condition, results of operations and related financial data, including selected data for our operating segments, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Strategy

Building on the Successes of the “Renewal Program.”

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

These Renewal Program culinary and operational improvements through fiscal year 2011 were extremely successful in improving the overall guest experience and driving increased guest traffic. In fact, for the 2011 calendar year, Benihana was number one in the prestigious Knapp-Track comparable sales survey rankings among all casual dining restaurants.

Fiscal year 2012 saw continued incremental improvements for various Renewal Program initiatives, including a focus on sharing best practice lessons across all three concepts. For example, a lounge menu has been developed for Benihana in part by incorporating successful appetizer and bar menu items from RA Sushi and Haru.

Focus on Building the Development Pipeline and New Unit Growth. We believe the success and momentum generated by the Renewal Program (including nine consecutive quarters and 27 consecutive periods of comparable sales growth through 2012 fiscal year end) has positioned us to once again focus on new unit growth. We recently filled the Senior Director of Real Estate position and are actively pursuing site selection and acquisition utilizing strategic guidelines developed with the assistance of a well-known third-party consultant. The work of this consultant confirmed significant new unit growth opportunities for all three concepts, although we expect our initial efforts will be focused on Benihana and RA Sushi, given the higher expected investment costs for Haru’s urban-centric model.

Continue To Drive Traffic And Build Guest Loyalty.

We will continue to provide marketing and promotional support to sustain and grow our reputation for distinctive value, quality food and guest satisfaction. As a part of the Renewal Program, we launched several initiatives which are designed to create greater awareness for the concept and strengthen guest connectivity. In April 2009, we initiated “The Chef’s Table” marketing program to develop, among other things, an email database of loyal customers, which is being utilized for promotions and building brand loyalty. The database is currently comprised of approximately 2,000,000 email addresses. “The Children’s Club” program, launched in September 2009, now called “Kabuki Kids” with approximately 280,000 participants, addresses this very important guest constituency, as children are often the prime drivers in bringing families to Benihana. During fiscal 2011, we introduced similar programs at our RA Sushi and Haru concepts. RA Sushi launched ”The Hook Up,” a guest program that emails a complimentary $20 gift certificate on the guest’s half-birthday. Haru also launched a guest program, “Access,” which provides members with exclusive monthly offers. In January 2012, we enhanced “Access” to also offer a complimentary $20 gift certificate on the member’s birthday. “The Hook Up” is currently comprised of 310,000 members, and “Access” currently has 45,000 members.

To address the value of our Benihana Teppanyaki concept, in January 2010, we introduced the Chef’s Specials, which offer a meal for two at a set price. Throughout fiscal year 2012, we were successful in shallowing the discount for the Chef’s Specials without negatively impacting mix.

During late fiscal year 2012, we produced a Benihana commercial which was initially shown on a variety of online and social media channels during the fourth quarter. During the first quarter of fiscal year 2013, this commercial will be aired on television in select markets as a pilot test. Based on the results of the pilot test, we may choose to expand future television advertising. We have also pilot tested and expect to implement the Open Table reservation system throughout our Benihana restaurants during fiscal year 2013. In addition to facilitating the reservation process, the Open Table system also offers various marketing opportunities to existing and new Benihana guests.

Manage Operating Costs. We are focused on managing both our restaurant operating and overhead costs. As a part of the Renewal Program launched during fiscal year 2010, we have improved operating procedures and controls for food, beverage and labor. In addition, we increased the efficiency and effectiveness of back office processes to reduce cost and improve support to restaurant operations. Furthermore, in October 2010, we reduced our corporate office headcount by outsourcing certain accounting and payroll functions. We will continue to work to identify opportunities to further reduce operating costs. For example, we are implementing the Hot Schedules labor management system in our RA Sushi restaurants during early fiscal year 2013 and will evaluate its performance to determine whether it may be beneficial to implement in the Benihana and Haru restaurants in the future.

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

Most of our Benihana teppanyaki restaurants are open for both lunch and dinner and offer a full course meal generally consisting of an appetizer, soup, salad, rice, vegetables, an entrée of steak, seafood or chicken (or any combination thereof), tea and a dessert. A dinnertime meal takes approximately one hour and thirty minutes. Sushi is offered at all of our Benihana teppanyaki restaurants at either separate sushi bars, lounges or at the teppan tables. The servings prepared at the teppan tables are portion controlled to provide consistency in quantities served to each guest. Alcoholic and non-alcoholic beverages, including specialty mixed drinks, wine, beer and soft drinks are available. Beverage sales in both the lounges and dining rooms account for approximately 14% of total sales. Non-alcoholic beverage sales are included in food sales. The average comparable check size per person was $27.52 in fiscal year 2012.

As of June 8, 2012, we operate 62 Benihana teppanyaki restaurants. As more fully discussed in Item 2. Properties, 13 of our Benihana restaurants are located on owned real estate. We are currently evaluating the possibility of unlocking the value of this owned real property via a sale-leaseback transaction. The properties were most recently appraised in December 2009 at a value of $44.4 million. We closed our Cincinnati II restaurant on January 28, 2012 and have since seen an approximate 30% increase in sales at our Cincinnati I location. While there are no additional Benihana restaurants under development at this time, we are actively evaluating locations for future development.

The RA Sushi Concept

The RA Sushi concept offers sushi and a full menu of Pacific-Rim dishes in a fun-filled, high-energy environment. RA Sushi caters to a younger demographic, and we believe that it is highly suitable for a variety of real estate options, including “life-style” centers, shopping centers and malls, as well as areas with a nightlife component. A typical RA Sushi restaurant seats approximately 200 guests in the bar and sushi areas, including outdoor seating. Beverage sales in both the lounges and dining rooms account for approximately 30% of RA Sushi’s total sales, and the average comparable check size per person was $21.41 in fiscal year 2012.

As of June 8, 2012, we operate 25 RA Sushi restaurants. While there are no additional RA Sushi restaurants under development at this time, we are actively evaluating locations for future development.

The Haru Concept

The Haru concept offers an extensive menu of traditional Japanese and Japanese fusion dishes in a modern, urban atmosphere. In addition to traditional, high quality sushi and sashimi creations, Haru offers raw bar items and Japanese cuisine, including crab dumplings, shrimp tempura and chicken teriyaki. Haru also offers delivery and take-out services, which represent approximately 33% of total sales at our New York, NY locations. Beverage sales represent approximately 22% of dine-in sales. The average comparable dine-in check size per person was $30.84 in fiscal year 2012.

As of June 8, 2012, we operate 8 Haru restaurants, including seven in New York, NY and one in Boston, MA. We closed our Philadelphia, PA restaurant on May 1, 2011. There are no additional restaurants currently under development at this time, and we do not have plans for any near-term new unit development at this time. We have two lease agreements that expire in August 2012 and July 2014. These locations contributed restaurant level operating income of $1.5 million and $1.4 million, respectively, to the consolidated fiscal year 2012 restaurant operating income. We are in negotiations with the current landlords, and we are actively pursuing alternative locations in the existing trade areas at this time. We expect to either extensively renovate or relocate these restaurants within the next 12-24 months. During the time of the temporary closure of the one restaurant whose expiration is August 2012, we believe we can recover a portion of lost delivery revenue by redirecting the orders and servicing them form another Haru location.

Restaurant Operations

Our Benihana teppanyaki restaurants are under the direction of our Senior Director of Operations and are divided among ten geographic regions, each managed by a regional manager. Food preparation for all Benihana teppanyaki restaurants is supervised by an executive chef and seven regional chefs. Our Haru restaurants are managed out of New York, NY under the direction of Haru’s Vice President of Operations, and our RA Sushi restaurants are managed out of Phoenix, AZ under the direction of RA Sushi’s Vice President of Operations. Each of these three concept operations managers reports to the Chief Operating Officer.

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

We have entered into national supply agreements for the purchase of certain commodities, such as beef and seafood items, as well as produce, oils and other items used in the normal course of business, at fixed prices for up to twelve-month terms. These supply agreements are intended to eliminate volatility in the cost of the commodities over the terms of the agreements. Substantially all commodities and restaurant operating supplies are distributed to our restaurants by national food service logistics companies.

We use various incentive compensation plans pursuant to which key restaurant personnel share in the results of operations at both a local and company-wide level.

Trade Names and Service Marks

Benihana is a Japanese word meaning “red flower.” In the United States and in certain foreign countries, we, by and through our wholly-owned subsidiary, Noodle Time, Inc., are the exclusive owners of the brand names and trademarks BENIHANA®, the distinctive BENIHANA® FLOWER LOGO, and several related trademarks, trade names, and domain names, which we believe to be of material importance to our business. The BENIHANA® trademarks are registered with the United States Patent and Trademark Office (“USPTO”) and several foreign trademark registries in Central and South America, excluding Mexico, and the islands of the Caribbean. We are also the exclusive owners, with worldwide development rights, of the trademarks HARU®, RA®, and others which have been registered with the USPTO and certain foreign registries.

Benihana of Tokyo, Inc. (“BOT”), a privately-held company and one of Benihana’s shareholders, is our predecessor company and the licensed operator of a single BENIHANA® restaurant in Honolulu, Hawaii. BOT also franchises Benihana restaurants in various foreign territories where it controls the brand trademarks and development rights. We have no financial interest in any restaurant operated or franchised by BOT.

Marketing

We utilize the internet, TV, social, outdoor and print media as well as public relations and local store marketing to promote our restaurants, strengthen our brands’ identities and maintain high brand name recognition. Advertising programs are tailored to specific promotions and local markets. The Benihana teppanyaki restaurants’ marketing communicates the unique guest experience of the original teppanyaki brand in the U.S. The continued growth of  Benihana’s  guest programs, “The Chef’s Table” and “Kabuki Kids,” has further strengthened our communication with guests, providing a complimentary $30 birthday gift certificate to members over 13 years of age and a souvenir mug to children during the month of their  birthday. RA Sushi continues to grow “The Hook Up,” a guest program that emails a complimentary $20 gift certificate on guests’ half-birthday. Haru’s guest program, “Access,” provides members with a complimentary $20 gift certificate to be used towards their meal during the month of the member’s birthday. During the first quarter of fiscal year 2013, we are testing a television commercial in select pilot markets. We may expand television advertising depending on the results of the pilot test.

Franchising

As of June 8, 2012, we have 16 franchised locations including nine in the United States and seven in international markets. An existing international franchisee has an eight unit development agreement for territories in Argentina and Brazil, one of which is open and two of which are currently in early stages of development. As a part of our growth strategy, we continue to evaluate the extent of our future franchise development.

Working Capital

Since restaurant businesses do not have large amounts of inventory and accounts receivable, there is generally no need to finance these items. As a result, many restaurant businesses, including our own, operate with negative working capital.

New Restaurant Site Selection and Development

We believe the locations of our restaurants are critical to our long-term success and, accordingly, we intend to devote significant time and resources to analyzing each prospective site, as well as further develop and refine our site selection and store opening criteria. Each of our three concepts requires a different real estate formula for successful execution. The Benihana concept is successful in free-standing or in-line locations. The existing prototype Benihana teppanyaki restaurant was designed to accommodate approximately 7,000 square feet and allows for flexibility in layout and number of tables. The RA Sushi concept is successful in urban or suburban shopping malls, retail strip centers and entertainment “life-style” centers and typically requires 4,500 to 5,500 square feet plus patio seating. The Haru concept is successful in densely populated urban markets and space requirements are somewhat flexible. In contemplation of a renewed emphasis on the growth of our business, we have undertaken an in depth reevaluation and analysis of the site selection criteria and other development guidelines for each of our three concepts to ensure future new stores and acquisitions are in line with our growth strategy and, in that connection, during fiscal year 2011, we engaged an internationally recognized strategic consulting firm with significant restaurant experience to assist us in developing, refining and implementing this strategy.

Our restaurant development model for each of our active concepts typically calls for us to occupy leased space in shopping malls, strip centers, entertainment centers and other real estate developments (the “retail lease” development model) in larger metropolitan areas. We have also acquired the land when it is economically justified. While we expect the retail lease development model to continue as our principal approach for opening new restaurants, we also expect to open more freestanding Benihana teppanyaki restaurants. During fiscal year 2012, we engaged award-winning architect James Wines of SITE to design a Benihana prototype restaurant that projects a modern image while retaining traditional Japanese elements. This new prototype has been designed and engineered to be constructed for a cost of approximately $3 million per unit.

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

Renovation of Existing Restaurants

Under a renovation program commenced during 2005, we used many elements of the previous prototype design to refurbish our mature Benihana teppanyaki restaurants. We made a strategic decision in fiscal year 2006 to accelerate the renovation program in order to opportunistically build a stronger foundation for our core brand amid a growing American appetite for Asian cuisine. As of the end of fiscal year 2009, we completed the multi-year renovation program with the renovation of an aggregate 22 of our mature Benihana teppanyaki restaurants, using many of the design elements of the previous prototype Benihana teppanyaki restaurant. During fiscal year 2012, we substantially completed the remodel of the remaining restaurants with the exception of two restaurants, which are planned to be completed in fiscal year 2013. Upon their completion, we will remodel the restaurants on a routine schedule to ensure our restaurants remain up to date. We expect that routine remodel and maintenance capital expenditure for our existing restaurant portfolio will range from $6 million to $8 million annually.

Employees

We currently employ approximately 6,900 people. Most employees, except restaurant and corporate management personnel, are paid on an hourly basis. We also employ some restaurant personnel on a part-time basis to provide the services necessary during the peak periods of restaurant operations. We believe our relationship with our employees is excellent.

Executive Officers

Richard C. Stockinger, age 53, serves as our Chairman of the Board, Chief Executive Officer and President
J. David Flanery, age 55, serves as our Chief Financial Officer
Christopher P. Ames, age 49, serves as our Chief Operating Officer
Cristina L. Mendoza, age 65, serves as our General Counsel and Secretary

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

Various federal and state labor laws govern our operations and our relationships with our employees, including matters such as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and work authorization requirements. Significant increases in minimum wages, changes in statutes regarding paid or unpaid leaves of absence, mandated health benefits or increased tax reporting and assessment or payment requirements related to our employees who receive gratuities all could be detrimental to the profitability of our operations. Various proposals that would require employers to provide health insurance for all of their employees are considered from time-to-time in Congress and various individual states, including the recently enacted federal legislation addressing the healthcare reform (the “Patient Protection and Affordable Care Act”). Although we have performed preliminary assessments, we cannot be certain of the impact of this legislation, the imposition of any requirement that we provide health insurance to all employees or the imposition of additional employer paid employment taxes on income earned by our employees could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. While we carry employment practices insurance, a settlement or judgment against us in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.

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

Management Information Systems

We utilize a private network to facilitate timely and secure data communications between the restaurants and support service centers. Our restaurants are equipped to communicate with our collocated data center facilities to process accounting, human resources and payroll information. These enterprise systems are mostly packaged software with customizations to meet our business needs. Our POS system is integrated with our financial information and payroll systems to facilitate the daily, weekly and periodic information including sales, inventory, labor and marketing data. We leverage industry frameworks and best practices which allow us to effectively support restaurant operations and insure the security of our guests’ credit card information. We outsource certain accounting and payroll functions, and the outsourced firm utilizes their own licensed software. We also outsource our core information technology infrastructure. We believe that our infrastructure, policies, procedures and ongoing management practices provide us with a strong and reliable information technology environment.

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

Item 1A. Risk Factors

The Merger is subject to various closing conditions, and there can be no assurances as to whether and when it may be completed.

On May 22, 2012, we entered into an Agreement and Plan of Merger with Safflower Holdings Corp. and Safflower Acquisition Corp. Under the terms of the agreement, approved by Benihana’s Board of Directors, if the merger is consummated, each outstanding share of Benihana's Common Stock will be converted into the right to receive $16.30 per share in cash. The consummation of the merger is subject to customary closing conditions, including the approval of Benihana’s stockholders and regulatory clearance. Safflower Holdings Corp. is owned by funds advised by Angelo, Gordon & Co, L.P. (“Angelo Gordon”).

Although there is no financing condition, the Merger is subject to the satisfaction of a number of conditions beyond the parties’ control that may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, stockholder approval. We cannot predict with certainty whether and when any of these conditions will be satisfied.

The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with superior proposals. Assuming the satisfaction of the conditions to the Merger, we expect the transaction to close in the second half of the 2012 calendar year, as to which there can be no assurance.

If the Merger Agreement is terminated, we may be obligated to reimburse Angelo Gordon for certain costs incurred related to the Merger and, under certain circumstances, pay a termination fee to Angelo Gordon. These costs could require us to use available cash that would have otherwise been available for general corporate purposes.

In certain circumstances, we would be responsible for reimbursing Angelo Gordon for up to $1,750,000 in certain fees and expenses related to the transaction and in certain circumstances may be obligated to pay a termination fee to Angelo Gordon of either $5,928,000 or $11,115,000 (depending on the circumstances).

If the Merger Agreement is terminated, the expense reimbursement and the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes.

The pendency of the Merger could materially adversely affect our operations and the future of our business or result in a loss of employees.

In connection with the pending Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger, which could negatively impact our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Merger is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees.

Failure to complete the Merger could negatively impact our stock price and our future businesses and financial results.

If the Merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks and consequences, including the following:

●
under the Merger Agreement, we may be required, under certain circumstances, to pay a termination fee of either $5,928,000 or $11,115,000 (depending on the circumstances) or certain of Angelo Gordon’s fees and expenses related to the transaction up to $1,750,000;

●	we may be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;
●
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger that may adversely affect our ability to execute certain of our business strategies; and

●
matters relating to the Merger may require our management to devote substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against us to attempt to force us to perform our obligations under the Merger Agreement.

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

In addition, if gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase with any future increase in interest rates, additional pressure on consumer disposable income will likely occur. While the government has taken various steps to stimulate the economy and, at the same time, maintain relatively low interest rate levels, there can be no assurance that the government’s actions will be successful in restoring consumer confidence, further stabilizing the financial markets, further increasing liquidity and the availability of credit and result in lower unemployment or keep interest rates low in the future.

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

Performance results currently achieved by our existing restaurants vary and the better performing restaurants may not be indicative of longer-term performance and are impacted by conditions in the geographic markets where we operate. We currently have 43% of our restaurants in the economically challenged states of Arizona, California, Florida and Nevada markets. Additionally, we cannot be assured that new restaurants that we open will have better or equal operating results as existing restaurants. New restaurants take several months to reach expected operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as anticipated could have an adverse effect on our business, financial condition, results of operations or cash flows.

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

The overall cost environment for food commodities in general has been and may continue to be volatile primarily due to domestic and worldwide agricultural, supply/demand and other macroeconomic factors that are outside of our control. Commodity prices for key agricultural commodities such as corn, wheat, and soybeans have been extremely volatile. The availabilities and prices of food commodities are also influenced by increased energy prices, animal-related diseases, natural disasters, increased geo-political tensions, the relationship of the dollar to other currencies, and other issues. Virtually all commodities purchased and used in the restaurant industry — meats, grains, oils, dairy products, and energy — have varying amounts of inherent price volatility associated with them. Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs, and other expenses that they pass through to their guests, which could result in higher costs for goods and services supplied to us. Additionally, certain of our food products, primarily seafood items, may be subject to supply limitations due to reduced production or governmental regulations. While we attempt to manage these factors by offering a diversified menu and by contracting for our key commodities for extended periods of time whenever feasible and possible, there can be no assurance that we will be successful in this respect due to the many factors that are outside of our control.

Increases in the minimum wage may have a material adverse effect on our business and financial results.

Many of our employees are subject to various minimum wage requirements. Many restaurants are located in states where the minimum wage has been increased independent of federal minimum wage requirements. There likely will be additional increases implemented in jurisdictions in which we operate or seek to operate. State and federal minimum wage increases could have an adverse effect on our business, financial condition, results of operations or cash flows.

Rising insurance costs could negatively impact profitability.

The cost of insurance (workers compensation insurance, general liability insurance, property insurance, health insurance and directors and officers liability insurance) may increase at any time. These increases, as well as potential state legislation and the newly-enacted “Patient Protection and Affordable Care Act,” could have an adverse effect on our business, financial condition, results of operations or cash flows if we are not able to negate the effect of these increases with plan modifications and cost control measures or by continuing to improve our operating efficiencies. We self-insure a substantial portion of our workers compensation and health care costs and potential unfavorable changes resulting from the passage of the Patient Protection and Affordable Care Act or from increased loss experience could have an adverse effect on our business, financial condition, results of operations or cash flows.

Fluctuations in operating results may cause profitability to decline.

Our operating results may fluctuate significantly as a result of a variety of factors, including:

●	general economic conditions;
●	consumer confidence in the economy;
●	changes in consumer preferences;
●	competitive factors;
●	weather conditions;
●	training and experience of local store management and personnel;
●	timing of new restaurant openings and related expenses;
●	timing and duration of temporary restaurant closures;
●	changes in governmental regulations;
●	revenues contributed by new restaurants; and
●	increases or decreases in comparable restaurant revenues.

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

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Our board of directors is authorized to issue additional shares of common stock and additional classes or series of preferred stock without any action on the part of the shareholders. The board of directors also has the discretion, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, or winding up of our business and other terms. If we issue additional preferred shares in the future that have a preference over our common stock with respect to dividends or upon liquidation, dissolution or winding up, or if we issue additional preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common shareholders or the market price of our common stock could be adversely affected.

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

We have designed a new Benihana prototype that is expected to cost approximately $3 million per unit to construct. However, there is no guarantee that the actual construction of this prototype can be completed within the target cost. If we are not able to develop additional restaurants within anticipated budgets or time periods, our business, financial condition, results of operations or cash flows could be adversely affected.

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

Failure of our franchise restaurants may adversely affect our results of operations.

Failure of our franchise restaurants due to lack of adherence to brand standards or unsustainable negative financial results could negatively impact our current royalty income and our ability to attract additional franchisees and open additional franchise units in the future.

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

Failure to adhere to payment card processing requirements could both adversely impact our ability to accept this form of payment and result in fines and penalties.

The payment card industry has strict specifications surrounding the processing and controls related to the acceptance of credit card payments. Failure to adequately satisfy these requirements could negatively impact our ability to accept credit card payments and/or result in fines and penalties.

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

Market forces may have an exaggerated effect on the volatility of our stock as a result of, but not limited to, the following factors: we have three significant shareholders (Coliseum Capital Management LLP, Benihana of Tokyo, Inc. and BFC Financial Corporation), a limited float and low average daily trading volume. The limited float may result in illiquidity as investors try to buy and sell, thereby exacerbating positive or negative pressure on our stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Of the 95 restaurants in operation at June 8, 2012, 13 are located on owned real estate and 82 are leased pursuant to land or land and building leases, which require either a specific monthly rental or a minimum rent and additional rent based upon a percentage of gross sales. We lease approximately 14,600 square feet of space for our general administrative offices in Doral, FL at an annual rent of approximately $0.2 million. The lease expires on January 30, 2018. Generally, location leases are “triple net” leases which pass increases in property operating expenses, such as real estate taxes and utilities, through to us as tenant. Expiration of our leases, including renewal options, occurs at various dates through calendar year 2036.

Of the 62 Benihana teppanyaki restaurants in operation at June 8, 2012:

●	48 are located in freestanding, special use restaurant buildings usually on leased lands, including 13 where we own the land and building;
●	6 are located in shopping centers; and
●	8 are located in office or hotel building complexes.

The freestanding restaurants were built to our specifications as to size, style and interior and exterior decor using an overall Japanese design theme. Other locations were adapted to the Benihana interior decor. The freestanding, Benihana teppanyaki restaurants, which are generally one story buildings, are on average between 7,000 and 7,500 square feet and are constructed on a land parcel of approximately 1.25 to 1.50 acres. Benihana teppanyaki restaurants located in shopping centers, office buildings and hotels are of similar size but differ somewhat in appearance from location to location in order to conform to the appearance of the buildings in which they are located or limitations imposed by landlords or municipalities. The new prototype Benihana teppanyaki restaurant approximates 7,000 square feet and incorporates traditional Japanese design elements into a modern appearance.

The 25 RA Sushi restaurants in operation at June 8, 2012 are located in special-use restaurant buildings on leased land or in shopping or “life-style” centers. All of the restaurants were built to our specifications as to size and style and emphasize a contemporary interior and exterior decor. These restaurants average approximately 5,000 square feet excluding outdoor seating.

The eight Haru restaurants in operation at June 8, 2012 are located in office or residential buildings and vary in size and decor. We typically seek restaurant locations that are in densely populated metropolitan areas in order to take advantage of Haru’s take-out and delivery business. The Haru restaurants average approximately 5,000 square feet.

The following table sets forth the locations, by state, of our company-owned restaurants at June 8, 2012:

	Benihana	RA Sushi	Haru	Total
Alaska	1	-	-	1
Arizona	2	6	-	8
California	14	6	-	20
Colorado	2	-	-	2
Florida	9	3	-	12
Georgia	3	1	-	4
Illinois	3	3	-	6
Indiana	1	-	-	1
Kansas	-	1	-	1
Maryland	1	1	-	2
Massachusetts	-	-	1	1
Michigan	3	-	-	3
Minnesota	2	-	-	2
Nevada	-	1	-	1
New Jersey	2	-	-	2
New York	3	-	7	10
Ohio	3	-	-	3
Oregon	1	-	-	1
Pennsylvania	2	-	-	2
Tennessee	1	-	-	1
Texas	7	3	-	10
Utah	1	-	-	1
Virginia	1	-	-	1
Total	62	25	8	95

Item 3. Legal Proceedings

The Company has been named in certain litigation involving wage and hour laws in both California and New York. The current exposure related to the California wage and hour claims is not considered significant because the class was not certified as to the wage and hour claims. The New York cases are currently under review to determine if they will be certified as class actions, and it is not possible to determine a probable outcome at this time. We intend to vigorously defend these claims. Another claim in the California wage and hour case was granted class certification, and we have agreed to a tentative settlement amount of $660,000 based on recent negotiations. This tentative settlement amount and agreed upon insurance recoveries have been recorded as of April 1, 2012, in the accompanying consolidated balance sheets.

Subsequent to the May 22, 2012 announcement of our entering into a definitive merger agreement (see Note 2, Merger Agreement), three suits have been filed against us, our directors and the acquiring party on behalf of the public stockholders of Benihana Inc. as a class, challenging the proposed merger. The suits allege, among other things, that the acquisition price of $16.30 per common share is inadequate. We intend to vigorously defend these claims.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information required by this Item is incorporated herein by reference from the information under the caption “Common Stock Information” contained in our 2012 Annual Report to Shareholders.

Item 6. Selected Financial Data

The information required by this Item is incorporated herein by reference from the information under the caption “Selected Financial Data” contained in our 2012 Annual Report to Shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is incorporated herein by reference from the information under the caption “Management’s Discussion and Analysis” contained in our 2012 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is incorporated herein by reference from the information under the caption “Quantitative and Qualitative Disclosures about Market Risk” contained in our 2012 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference from the information under the caption “Consolidated Financial Statements” contained in our 2012 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) is included in our 2012 Annual Report to Shareholders under the caption “Management’s Report on Internal Control over Financial Reporting” and is incorporated herein by reference.

Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included in our 2012 Annual Report to Shareholders under the caption “Management’s Report on Internal Control over Financial Reporting” and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

In connection with the evaluation required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated any changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter, and has concluded that there have been no changes to our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the information under the caption “Election of Directors” contained in our Proxy Statement for our 2012 Annual Meeting of Stockholders (“our proxy statement”).

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

The following sets forth certain information, as of April 1, 2012, with respect to our equity compensation plans, under which our securities may be issued:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	717,433	$10.95	1,416,167	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	717,433	$10.95	1,416,167

(1)
Consists of common stock reserved for issuance under the 2007 Equity Incentive Plan, the 2003 Directors Stock Option Plan, the 2000 Employee Class A Common Stock Option Plan, the Amended and Restated Directors Stock Option Plan and the 1997 Class A Stock Option Plan.

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

The following consolidated financial statements of Benihana Inc. and its subsidiaries (“the Company”), which are set forth in our 2012 Annual Report to Shareholders, are incorporated herein by reference as part of this report.

Consolidated Balance Sheets as of April 1, 2012 and March 27, 2011.

Consolidated Statements of Earnings for the fiscal years ended April 1, 2012, March 27, 2011 and March 28, 2010.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 1, 2012, March 27, 2011 and March 28, 2010.

Consolidated Statements of Cash Flows for the fiscal years ended April 1, 2012, March 27, 2011 and March 28, 2010.

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

2.03
Agreement and Plan of Merger, dated May 22, 2012, by and among Benihana Inc., Safflower Holdings Corp. and Safflower Acquisition Corp. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 23, 2012.

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

13.01	Portions of the Annual Report to Stockholders for the fiscal year ended April 1, 2012.

21.01	Subsidiaries.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the annual report on Form 10-K of Benihana Inc. for the year ended April 1, 2012, filed on June 15, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 15, 2012	BENIHANA INC.

By: /s/ J. David Flanery
J. David Flanery
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard C. Stockinger	Chairman, Chief Executive Officer	June 14, 2012
Richard C. Stockinger	and President

/s/ J. David Flanery	Chief Financial Officer	June 14, 2012
J. David Flanery

/s/ John E. Abdo	Director	June 14, 2012
John E. Abdo

/s/ Norman Becker	Director	June 14, 2012
Norman Becker

/s/ J. Ronald Castell	Director	June 14, 2012
J. Ronald Castell

/s/ Adam Gray	Director	June 14, 2012
Adam Gray

/s/ Michael Kata	Director	June 14, 2012
Michael Kata

/s/ Michael S. Kaufman	Director	June 14, 2012
Michael S. Kaufman

/s/ Alan B. Levan	Director	June 14, 2012
Alan B. Levan

/s/ Richard T. Snead	Director	June 14, 2012
Richard T. Snead