Form 10-K/A
period 2012-04-01
BENIHANA INC
filed 2012-07-30
CIK 935226

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
Yes ☐                   No ☒

As of July 17, 2012, 17,851,385 shares of common stock were outstanding. As of October 9, 2011, the aggregate market value of common equity held by non-affiliates was approximately $85,526,000 based on the closing price of the common stock and Class A common stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Benihana Inc. (“we,” “us,” “our” or the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended April 1, 2012 (the “Form 10-K”), which was filed on June 15, 2012, to include the remaining information required by Items 10, 11, 12, 13 and 14.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Below is a list of the names and ages of the directors and executive officers of the Company as of July 17, 2012, indicating their positions with the Company and their principal occupations during the past five years and prior thereto where applicable. In addition, the information set forth below with respect to each director includes the specific experience, qualifications, attributes and/or skills of the director which, in the opinion of the Board of Directors (the “Board”), qualifies him to serve as a director and are likely to enhance the Board’s ability to manage and direct the business and affairs of the Company.

Directors

John E. Abdo
Director since 1990
Class II Director (Term to expire in 2012)
Age 69

Mr. Abdo has been principally employed since June 1984 as the Vice Chairman of the Board of Directors and Chairman of the Executive Committee of each of BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”), a bank holding company whose common stock is listed on the New York Stock Exchange under the symbol “BBX,” and BankAtlantic, BankAtlantic Bancorp’s bank subsidiary. He has served as Vice Chairman of the Board of Directors of Bluegreen Corporation (“Bluegreen”), which markets and manages interests in resorts and residential communities, since March 2002 and as Vice Chairman of the Board of BFC Financial Corporation (“BFC”), a diversified holding company, since June 1987. Mr. Abdo also served as Vice Chairman of the Board of Directors of the real estate development company Woodbridge Holdings Corporation (formerly Levitt Corporation) (“Woodbridge”) from August 1984 through September 2009 when it merged with BFC. Mr. Abdo is the President and Chief Executive Officer of Abdo Companies, Inc., a real estate development, construction and real estate brokerage firm, a position he has held for more than 35 years. Mr. Abdo is a member of the Board of Directors and the Finance Committee of PACA (Performing Arts Center Authority) and is also the former President and a current member of the Board of Directors, and current Chairman of the Investment Committee, of the Broward Performing Arts Foundation, a $100 million state of the art twin concert hall venue located in Fort Lauderdale, Florida. Mr. Abdo brings to the Board a strong business and financial background, significant experience as a board member of other public companies, extensive experience in the real estate industry (which is directly applicable to the Company because it leases or owns sites in multiple markets) and the perspective of a major Company shareholder due to his position with BFC, which in turn makes him a valuable contributor to the Board.

Norman Becker
Director since 1997
Class II Director (Term to expire in 2012)
Age 74

Mr. Becker has been self-employed in the practice of public accounting since April 1985. Prior thereto, Mr. Becker was a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP, for a period in excess of 10 years. Mr. Becker is also a director of Bluegreen and, from 2004 to May 2012, was a director and the Chief Financial Officer of Proguard Acquisition Corp., a non-operating company. Mr. Becker brings to the Board a wide array of financial and accounting knowledge. His background in public accounting enables him to assist the Board in analyzing complex financial and accounting issues.

Alan B. Levan
Director since 2009
Class II Director (Term to expire in 2012)
Age 67

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

Adam Gray
Director since 2010
Class III Director (Term to expire in 2013)
Age 47

Mr. Gray is a managing partner of Coliseum Capital Management, a private firm that makes long-term investments in both public and private companies, which he co-founded in December 2005. From January 2005 to November 2005, Mr. Gray was a consultant for Stadium Capital Management, LLC, a private firm with a long-term approach to equity investing. In 2003, Mr. Gray was appointed Executive Vice President, Strategic Projects and Capital Management at Burger King Corp. From 1994 to 2003, Mr. Gray held several executive positions with the Metromedia Restaurant Group, comprised of S&A Restaurant Corp. and Metromedia Steakhouses Company, LP, which included the Bennigan’s, Steak & Ale, Ponderosa and Bonanza restaurant concepts, rising to Executive Vice President, Strategic Development and Concept Services. From 1993 to 1994, Mr. Gray also was Executive Vice President at Ponderosa Steakhouses. Prior to that time, Mr. Gray served as an Associate at Kluge & Co. and an Analyst within Morgan Stanley’s Merchant Banking Group. Mr. Gray holds both a BSE in Finance from the Wharton School of Business and a BS in Mechanical Engineering from the School of Engineering & Applied Science at the University of Pennsylvania. Mr. Gray has served on the board of directors of DEI Holdings, Inc. since February 2009 until its sale in June 2011 and has served on the board of directors of both Uno Chicago Grill since July 2010 and New Flyer Industries Inc. since May 2012. Mr. Gray brings to the Board substantial industry experience and business experience and the perspective of a major Company shareholder due to his interest in Coliseum Capital Management.

Michael W. Kata
Director since 2010
Class III Director (Term to expire in 2013)
Age 60

Mr. Kata has served as Vice President and Chief Operating Officer of Benihana of Tokyo, Inc. (“BOT”) since December 2010. In this role, Mr. Kata is responsible for the administration of BOT’s franchised restaurants. Prior to that, Mr. Kata held the position of Vice President of Benihana Ono Restaurant Holdings B.V. (“Benihana Ono”) and acted as special consultant to the Board of Supervisory Directors of Benihana Ono from August 2006 to December 2010. In his capacity as Vice President and special consultant, Mr. Kata provided advice to the board of directors of Benihana Ono and its shareholders regarding the operation of Benihana restaurants in Europe. As Vice President, Mr. Kata acted as a liason between the local general manager and the Benihana Ono shareholders. From May 2003 to July 2006, Mr. Kata was semi-retired, serving on occasion as an independent consultant. Prior to May 2003, Mr. Kata served as President of BOT. Mr. Kata is an alumnus of Bryant College, majoring in accounting. Mr. Kata’s nearly four decades of experience within the BOT organization has given him extensive knowledge and a broad background in the restaurant industry. As a director Mr. Kata brings experience and skills relevant to the Company’s operations.

J. Ronald Castell
Director since 2005
Class I Director (Term to expire in 2014)
Age 74

Since 2004, when Mr. Castell formed ReelRon LLC, a marketing consulting firm, he personally and through ReelRon LLC has been a consultant to various businesses in a variety of industries with respect to marketing and communications matters. Mr. Castell’s consulting clients have included and he currently is on retainer from Huizenga Holdings, Inc., which is the private equity arm of Wayne Huizenga, the South Florida entrepreneur who built AutoNation, Waste Management, Blockbuster Entertainment Corp. and Republic Services, among other enterprises. Mr. Castell’s other clients have included Centryx Corp., Southern Audio Video and Breakaway Films. Mr. Castell currently maintains an office at the offices of Huizenga Holdings. From 1995 to 2004, Mr. Castell served as Senior Vice President of Marketing and Communications of Huizenga Holdings, where he was an executive in marketing and advertising for many of Huizenga Holdings’ enterprises. From 1989 to 1995, Mr. Castell served as Senior Vice President of Programming and Communications of Blockbuster Entertainment, the worldwide provider of home video and video game rental services. In 1994, Blockbuster Entertainment acquired a significant stake in Spelling Entertainment Group, a media conglomerate run by television producer Aaron Spelling. During this period, Mr. Castell also held an executive position in the office of the Chairman of Spelling Entertainment and was a principal architect of that acquisition. The extensive management experience Mr. Castell gained through his service as an executive officer at Blockbuster Entertainment and Huizenga Holdings and his thorough understanding of marketing and communications issues enable him to make valuable contributions to the Board.

Michael S. Kaufman
Director since 2012
Class I Director (Term to expire in 2014)
Age 58

Mr. Kaufman is the president of the restaurant group of Centerplate, Inc., an $800 million provider of food service in sports, convention and entertainment venues, a position he has held since October 2011. Mr. Kaufman’s involvement with Centerplate began in March 2008, when he sold the restaurant concept he co-founded to Enovo Restaurant Ventures LLC, a joint venture with Centerplate. Prior to the sale, from 2006 to 2008, Mr. Kaufman was a co-founder and member of Essential Restaurant Holdings LLC, the owner, operator and licensor of the Harry’s Tap Room restaurant brand. Previously, Mr. Kaufman established Pond Hill Ventures LLC, which evaluated and invested in hospitality ventures principally from 2003 to 2008. From 1993 to 2003, Mr. Kaufman served as President of Metromedia Restaurant Group, which operated and franchised Ponderosa, Bonanza, Bennigan’s, and Steak & Ale restaurants, and, from 1992 to 1993, as President of Metromedia Steakhouses, Inc., which operated and franchised Ponderosa and Bonanza. Earlier in his career, he served as a managing director of Kluge & Company, the acquisition and investment-banking arm of Metromedia Company, and as an attorney specializing in corporate and securities law. Mr. Kaufman has served on the board of directors of the National Restaurant Association since 2001, including as its Chairman from 2008 to 2009. He also serves on the Consumer Executive Advisory Board of Gryphon Investors, a private equity firm, the Board of Trustees of the Culinary Institute of America, and other boards. Mr. Kaufman’s extensive experience in the restaurant industry and his background in law and investment banking make him a valuable member of the Board of Directors.

Richard T. Snead
Director since 2012
Class I Director (Term to expire in 2014)
Age 60

Since March 2012, Mr. Snead has served as President and Chief Executive Officer of Mr. Gatti’s LP, owner and franchisor of the Gatti’s Pizza concept. Previously, Mr. Snead served as the President and Chief Executive Officer of Carlson Restaurants Worldwide, Inc., the parent company of T.G.I. Friday’s, from 2002 until his retirement in 2009. From 1997 to 2002, he served as President and Chief Operating Officer of Carlson Restaurants International. Prior to that he served as Senior Vice President of Store Operations and Retail Development of Casual Corner Group (1996 to 1997); President, New Business Development and Managing Director of UK operations at Lenscrafters Corporation (1992 to 1996); and in various executive positions at Burger King Corporation (1978 to 1992). He currently provides consulting to the restaurant industry, serves on the board of directors of the National Restaurant Association and the board of directors of Rosinter Restaurant Group, an international leader in casual dining in Russia and Eastern Europe, and is a member and former Chair of the Society of International Business Fellows. He also serves on the Board of Advisors of the University of Tennessee College of Engineering. Mr. Snead’s extensive experience in the restaurant industry, including experience in international operations, makes him a valuable member of the Board of Directors.

Richard C. Stockinger
Director since 2007
Class III Director (Term to expire in 2013), President and Chief Executive Officer
Age 53

Mr. Stockinger has served as our Chief Executive Officer since February 9, 2009 and was appointed as our President on January 13, 2010 and Chairman of the Board on September 28, 2010. From April 2008 to February 2009, Mr. Stockinger was an independent consultant. Mr. Stockinger served as the President of Patina Restaurant Group (formerly Restaurant Associates – Patina Group) from October 2003 through April 2008 and served as Restaurant Associates’ Vice President and Chief Financial Officer from 1985 through October 2003. During his tenure with Restaurant Associates and the Patina Restaurant Group, Mr. Stockinger played a critical role in the development and implementation of its sales, acquisitions and turnaround strategies, including California Pizza Kitchen, El Torito and Au Bon Pain. Mr. Stockinger also serves on the Board of Directors of the National Kidney Foundation of Greater New York. Mr. Stockinger’s extensive experience within the restaurant industry positions him well to serve as the Company’s Chief Executive Officer and President and as a director. As Chief Executive Officer and President, he brings management’s perspective to the Board.

Arrangements with Respect to Election of Directors

Pursuant to an agreement dated August 16, 2010 among the Company, Coliseum Capital Partners, L.P., Coliseum Capital Management, LLC, Coliseum Capital, LLC, Blackwell Partners, LLC, Adam Gray and Christopher Shackelton, the Company agreed, among other things, to (a) nominate Mr. Gray for election at the Company’s 2010 Annual Meeting as a Class III director, (b) recommend that the Company’s stockholders vote in favor of the election of Mr. Gray at such meeting and (c) use its reasonable best efforts to solicit proxies in favor of such election.

Pursuant to an agreement dated September 20, 2010 among the Company, Benihana of Tokyo, Inc., the RHA Testamentary Trust, Keiko Ono Aoki and Michael W. Kata, the Company agreed, among other things, to (a) nominate Mr. Kata for election at the Company’s 2010 Annual Meeting as a Class III director, (b) recommend that the Company’s stockholders vote in favor of the election of Mr. Kata at such meeting and (c) use its reasonable best efforts to solicit proxies in favor of such election.

Executive Officers Who Are Not Directors

J. David Flanery
Chief Financial Officer
Age 55

Mr. Flanery was appointed as our Chief Financial Officer effective August 15, 2011. Most recently, Mr. Flanery served as Senior Vice President, Chief Financial Officer and Treasurer of Papa John’s International, Inc., from 2004 until his retirement in February 2011. Prior to serving as CFO, he held various senior finance positions at Papa John’s. Before joining Papa John’s in 1994, he spent 15 years with the accounting firm Ernst & Young, where he rose from Staff Accountant to Senior Manager. During his 17-year tenure at Papa John’s, the company grew from a regional chain of 400 restaurants to a global brand with 3,700 restaurants in all 50 states and 32 countries.

Christopher P. Ames
Chief Operating Officer
Age 49

Mr. Ames has served as our Chief Operating Officer since October 19, 2009. From July 2009 to October 2009, Mr. Ames was an independent consultant to the Company. Mr. Ames served as Vice President and Chief Operating Officer of Cosi, Inc., a convenience restaurant chain, from November 2006 to August 2008 and Executive Vice President of Operations of the Patina Group from July 2005 to November 2006. Prior thereto, Mr. Ames served as Vice President of Operations with Elephant Bar Restaurant in Los Angeles, California from June 2004 to August 2005 and was employed by California Pizza Kitchen from January 1992 to March 2004, serving as their Vice President of Operations from 2000 to 2004.

Cristina L. Mendoza
General Counsel and Secretary
Age 65

Ms. Mendoza has served as our General Counsel since May 17, 2010 and as our Secretary since September 28, 2010. From 2002 to 2010 she served as General Counsel of Florida International University. From 2000 to 2002 she served as Senior Vice President, Regional General Counsel, Secretary of the Board and Senior Vice President, Human Resources at VISA International Services Association, Latin America, and from 1998 to 2000 she served as Senior Vice President, General Counsel and Senior Vice President, Human Resources at HBO Latin America Media Services, Inc. From 1990 to 1998 she served as Vice President and General Counsel at Knight-Ridder, Inc., a media company. Ms. Mendoza has served on numerous community boards and is now a member of the Board of Trustees of New York Institute of Technology, a member of the Orange Bowl Committee, and a director and former Chairman of WBPT, the public television station in South Florida.

AUDIT COMMITTEE MEMBERS AND FINANCIAL EXPERT

The Board has established an Audit Committee. The Audit Committee consists of Norman Becker (Chairman), J. Ronald Castell, Adam Gray, Michael W. Kata and Michael S. Kaufman, all of whom are independent under SEC rules and Nasdaq listing standards. The Board has determined that Mr. Becker qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission (the “SEC”) and is “independent” within the meaning of applicable SEC and NASDAQ rules relating to directors serving on audit committees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Rules promulgated by the SEC govern the reporting of securities transactions by directors, officers and holders of 10% or more of our common stock. Based solely upon our review of copies of reports filed with the SEC and received by us, we believe that our directors, officers and 10% shareholders have filed all required reports on a timely basis, other than the following who each inadvertently filed one late filing: Coliseum Capital Management, LLC (with respect to three transactions), Mr. Gray (with respect to 24 transactions, all of which had previously been reported by Coliseum Capital Management, LLC), and Messrs. Ames, Kaufman, Snead, Becker and Ms. Mendoza (each with respect to one transaction).

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

In this Compensation Discussion and Analysis we use the term “named executive officers” to refer to Richard C. Stockinger (our President and Chief Executive Officer), J. David Flanery (our Chief Financial Officer), Christopher P. Ames (our Chief Operating Officer) and Cristina L. Mendoza (our General Counsel and Secretary). Gene R. Baldwin, who was our Interim Chief Financial Officer during a portion of the 2012 fiscal year, is also a “named executive officer” under SEC rules, however his compensation was not determined by the Compensation Committee. Instead, Mr. Baldwin was retained by the Company through an agreement that the Company executed with CRG Partners Group, LLC (“CRG”), a provider of financial advisory, corporate improvement and related services of which Mr. Baldwin was a partner, and the Company paid CRG for Mr. Baldwin’s services. Mr. Baldwin was initially retained as a consultant in November 2009 pursuant to an agreement that we executed with CRG and its predecessors, which among other things provided for payments to CRG for Mr. Baldwin’s services at the rate of $525 an hour. Mr. Baldwin was appointed Interim Chief Financial Officer on January 13, 2010 and served in that capacity until August 15, 2011. During the performance of his duties as Interim Chief Financial Officer, Mr. Baldwin continued to be a partner of CRG and to be compensated by CRG. As a result, Mr. Baldwin did not receive any compensation directly from us during the years of his service with us and did not participate in any of our employee benefit plans, bonus plans or equity plans during those years.

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

Elements of Our Compensation Program, Why We Chose Each Element and How it Relates to Our Objectives

The four elements of our compensation program are base salary, cash incentive awards, equity grants, and post-termination benefits. In the aggregate, these elements balance short-term and long-term rewards, vested and unvested compensation, and cash and equity-based payments. Annual base salary provides executive officers a level of financial stability and serves as a reliable measure for attracting and retaining exceptional executive officers. Cash incentive awards are designed to reward the named executive officers for achieving individual and Company goals.

Because of their vesting schedules, equity grants are ideally suited for ensuring long-term retention of executive officers, thereby supporting our compensation program objective of retaining exceptional personnel. The equity awards granted during fiscal years 2011 and 2012 were also designed to incentivize our executives to increase the Company’s stock price and to effectuate a sale of the Company, in that vesting of a portion of the awards was conditioned on achievement of specified stock prices or on a sale of the Company. Equity ownership also aligns the interests of executive officers with those of their fellow stockholders since the ultimate value of the grants is dependent on the value of our stock.

Post-termination benefits are provided by means of employment agreements with our named executive officers. By providing a measure of security to executive officers, they serve as an important executive retention device. Such benefits enhance the overall value of a compensation package and may help us attract as well as retain key executives.

How We Chose Amounts and Formulas for Each Element

Base Salary

A minimum base salary for each of our named executive officers is set forth in the employment agreement we negotiated with the executive officer, which was approved by the Compensation Committee before we entered into the employment agreement. Factors which may be considered by the Committee in determining base salaries include our accomplishments in the prior year, our objectives for the upcoming year, salary changes in prior years, market rates and the executive’s experience and responsibilities.

The Compensation Committee and our Board of Directors approved a $350,000 annual base salary for Mr. Stockinger in connection with the commencement of his employment on February 9, 2009. In approving such amount, the Compensation Committee considered, among other things, Mr. Stockinger’s prior compensation before his employment with us and his many years of restaurant industry experience. In connection with his appointment as our President effective January 13, 2010, the Board of Directors approved an increase in Mr. Stockinger’s annual base salary to $500,000 retroactive to the commencement of his employment. This decision was a result of negotiation with Mr. Stockinger, which negotiation included an agreement to defer further negotiation on his equity compensation for several months and the termination of the monthly housing allowance of $7,500 which we had paid Mr. Stockinger from the commencement of his employment until January 7, 2010. We entered into an employment agreement with Mr. Stockinger on January 24, 2011 which continued his base salary at $500,000, which base salary remains in effect.

Mr. Ames’ employment as Chief Operating Officer commenced on October 19, 2009 at an annual base salary of $250,000, which was increased to $300,000 for the fiscal year beginning March 29, 2010. We entered into an employment agreement with Mr. Ames on December 8, 2010, to continue to serve as Chief Operating Officer at an annual base salary of $300,000. On February 8, 2012, the Compensation Committee approved an increase in his annual base salary to $312,000 retroactive to March 29, 2011, and a prospective increase in annual base salary to $324,480 effective March 29, 2012. In approving such salary increases, the Compensation Committee considered, among other things, the operational performance of the Company, the achievement by Mr. Ames of his personal goals and objectives, and the timing of his previous salary increase.

Ms. Mendoza’s employment as General Counsel commenced on May 17, 2010 at an annual salary of $235,000, which was increased to $260,000 on December 8, 2010. We entered into an employment agreement with Ms. Mendoza on January 24, 2011 providing for her continued service as General Counsel of the Company at an annual base salary of $260,000. On February 8, 2012, the Compensation Committee approved an increase in her annual base salary to $286,000 retroactive to December 8, 2011. In approving such salary increase, the Compensation Committee considered, among other things, the operational performance of the Company and the achievement by Ms. Mendoza of her personal goals and objectives

Mr. Flanery’s employment as our Chief Financial Officer commenced on August 15, 2011. We entered into an employment agreement with Mr. Flanery on August 22, 2011 providing for an annual base salary of $300,000, which base salary remains in effect. In approving such salary, the Compensation Committee considered, among other things, the compensation packages provided to executives holding comparable positions in similar restaurant chains and his experience in the restaurant industry, particularly with regards to the investor relations function.

Cash Incentive Awards

Several years ago, the Company adopted an Executive Incentive Compensation Plan setting out guidelines for the establishment of cash incentive payments to senior executives and other key employees. Under the plan, senior executives are awarded a bonus opportunity expressed as a percentage of the participant’s base salary, with the applicable percentage determined by the Compensation Committee. A portion of the bonus opportunity determined by the Compensation Committee (but not to exceed 75% of the bonus opportunity) is to be earned based on Company achievement of financial performance criteria and the remainder of the bonus opportunity (not to exceed 50% of the bonus opportunity) is to be earned based on achievement of individual performance criteria, with the criteria in each case determined by the Compensation Committee. The Compensation Committee also has the authority to pay discretionary bonuses to senior executives and other key employees.

For fiscal year 2012, the Compensation Committee established bonus opportunities for our named executive officers consistent with their employment agreements. These amounts were 75% of base salary for Mr. Stockinger and 50% of base salary for each of Mr. Ames, Mr. Flanery, and Ms. Mendoza, with Mr. Flanery’s bonus opportunity pro-rated for the portion of the fiscal year during which he was employed. The Compensation Committee set the following performance objectives for each of the named executive officers.

Officer	Performance Goal	% of Bonus Opportunity
Richard Stockinger
	Achieve adjusted EBITDA target	50%
	Re-establish investor relations program	15%
	Develop strategic plan to enhance value for three brands and market value of Company stock	15%
	Maximize Company’s cash position	10%
	Develop RA Sushi business plan and review and implement improvements	10%

Christopher Ames
	Achieve adjusted EBITDA target	40%
	Achieve comparable store sales increase of 5.1%	10%
	Develop RA Sushi business plan and review and implement improvements	20%
	Improvement in operational metrics related to guest satisfaction and restaurant health/cleanliness	10%
	Improve operational team at vice president, regional manager, regional chef, and general manager levels	20%

Cristina Mendoza
	Achieve adjusted EBITDA target	50%
	Management of Company litigation	20%
	Service as Company liaison to Board of Directors; ensure proper corporate governance	20%
	Corporate records and documents completeness and compliance	10%

David Flanery
	Achieve adjusted EBITDA target	50%
	Evaluate existing structure of accounting function and execute plan for improvement if needed	20%
	All SEC reports correct and timely filed	10%
	Upgrade investor relations program	20%

After the end of the fiscal year, the Committee determined that each of our named executive officers had earned their bonus opportunity and approved incentive bonuses to the named executive officers in the following amounts: $375,000 to Mr. Stockinger, $156,000 to Mr. Ames, $137,500 to Ms. Mendoza, and $93,750 to Mr. Flanery.

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

The Compensation Committee first determines the value intended to be provided by an equity award, and then converts that value into a number of restricted shares or options, using the grant date market price and vesting probability to determine the fair value of restricted share grants and the Black-Scholes model to determine the fair value of options grants. Consequently, the number of underlying shares of stock awarded to an executive officer will vary depending upon the price of our stock on the grant date, which is the date on which the Compensation Committee approves the award.

The Compensation Committee did not approve the granting of any equity awards for fiscal years 2009 and 2010. In making equity awards to Messrs. Stockinger and Ames and Ms. Mendoza during fiscal year 2011 in connection with entering into employment agreements with them, the Compensation Committee considered, in addition to the general factors listed above, the fact that the named executive officers had not received equity grants in prior years, and in fact, had not been granted any equity compensation by the Company, for their service as executive officers.

In each case, the award was made in the form of restricted shares of the Company’s Class A Common Stock (which were converted into Common Stock as a result of our reclassification). Mr. Stockinger was granted 400,000 shares, of which 133,333 shares vested immediately upon grant, and the remainder were subject to vesting based on a combination of continued employment and achievement of specified share prices of the Common Stock, with accelerated vesting upon the completion of certain corporate transactions. The vesting of a portion of the award at grant was in recognition of the fact that Mr. Stockinger had served as Chief Executive Officer since February 9, 2009 without having been granted any equity award for such service. Mr. Ames was granted 150,000 shares of restricted stock, with some shares subject solely to time-based vesting and the remainder subject to vesting based on a combination of continued employment and achievement of specified share prices of the Common Stock, with accelerated vesting upon the completion of certain corporate transactions. Ms. Mendoza was granted 75,000 shares of restricted stock, of which 18,750 shares vested immediately, and the remainder were subject to vesting based on a combination of continued employment and achievement of specified share prices of the Common Stock, with accelerated vesting upon the completion of certain corporate transactions. In July 2011, the Compensation Committee approved an amendment to the restricted stock awards of each of these executives to make certain technical changes to the type of corporate transaction that would trigger accelerated vesting.

The Committee did not approve the granting of any additional equity awards to Messrs. Stockinger and Ames and Ms. Mendoza in fiscal year 2012 because the 2011 grants were deemed sufficient to achieve the intended purposes of equity awards.

In August 2011, in connection with entering into an employment agreement with Mr. Flanery, the Compensation Committee granted him a restricted stock award of 150,000 shares, all of which were subject to vesting based on a combination of continued employment and achievement of specified share prices of the Common Stock, with accelerated vesting upon the completion of certain corporate transactions (as defined in the July 2011 amendment to the grants of our other executive officers). In making this grant, the Compensation Committee considered the general factors listed above in the context of creating an employment package that would induce Mr. Flanery to accept the Company’s offer of employment, as well as the compensation packages provided to executives holding comparable positions in similar restaurant chains and Mr. Flanery’s experience in the restaurant industry, particularly with regards to the investor relations function.

Employment Agreements

We have historically entered into employment agreements with our named executive officers. The Compensation Committee believes that such agreements provide significant benefits to the Company’s stockholders by providing certainty and security to our executive officers, which in turn improves their ability to perform in the Company’s interest. We believe that providing our named executive officers employment agreements serves as an important retention device.

We entered into an employment agreement with Mr. Stockinger on January 24, 2011 that provided for salary and bonus as described above. After a period of employment beginning October 19, 2009, we entered into an employment agreement with Mr. Ames on December 8, 2010 that provided for salary and bonus as described above. After a period of employment beginning May 17, 2010, we entered into an employment agreement with Ms. Mendoza on January 24, 2011 that provided for salary and bonus as described above. On August 22, 2011, shortly after his commencement of employment, we entered into an employment agreement with Mr. Flanery that provided for salary and bonus as described above.

The employment agreements of each of Mr. Stockinger, Mr. Ames, Ms. Mendoza, and Mr. Flanery provided for a grant of restricted stock as described above. Each employment agreement also provides for a lump sum cash bonus to be paid in the event of a sale of the Company. The bonus to be paid is a function of the sale price, ranging from 25% of the executive’s base salary if the sale price is less than $10 per share of Common Stock to 150% of base salary if the sale price is $15 or more per share of Common Stock. (The agreements of Mr. Stockinger, Mr. Ames, and Ms. Mendoza originally called for the bonus to be payable only if the sale of the Company occurred during the Company’s exploration of strategic alternatives which was ongoing at the time the agreements were entered into. In May 2011, the Company’s Board of Directors terminated the possible sale process. In August 2011, the employment agreements of these executives were amended to extend this bonus to other sales of the Company. In January 2012, the Company again determined to explore strategic alternatives to maximize stockholder value, including a possible sale of the Company.) On May 22, 2012, the Company entered into an Agreement and Plan of Merger with Safflower Holdings Corp. (which is owned by funds advised by Angelo, Gordon & Co, L.P.) and Safflower Acquisition Corp., pursuant to which Safflower Holdings Corp. has agreed to acquire all of the outstanding shares of the Company’s Common Stock for $16.30 per share in cash. Pursuant to the terms of the employment agreements, the $16.30 per share sale price would entitle each of Mr. Stockinger, Mr. Ames, Ms. Mendoza, and Mr. Flanery to a bonus equal to 150% of his or her base salary, payable upon consummation of the merger. The consummation of the merger is subject to customary closing conditions, including the approval of the Company’s stockholders and regulatory clearance.

The employment agreements do not contain a fixed term, but continue until terminated by either party. Either party has the right to terminate the agreement for any reason or for no reason. Each of the employment agreements contains confidentiality, non-solicitation and other post-employment restrictions, and contains provisions for payment upon termination of employment as described under the caption “Potential Payments upon Termination or Change in Control.” In July 2011, the Compensation Committee amended Mr. Stockinger’s employment agreement to eliminate the provision for payment of severance upon a termination of employment by the executive within 30 days after a sale of the Company.

Tax Considerations

Section 162(m) of the Internal Revenue Code generally limits the income tax deductibility of compensation paid to certain executive officers to the extent that such compensation exceeds $1 million per covered officer in any fiscal year. This limitation does not apply to compensation that satisfies the tax law definition of performance-based compensation. The Compensation Committee considers the impact of this deductibility limitation on its compensation program; however, in certain cases, the Compensation Committee has determined that our interest in providing necessary compensation outweighs our interest in tax deductibility.

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

THE COMPENSATION AND STOCK OPTION COMMITTEE

John E. Abdo Norman Becker J. Ronald Castell Adam L. Gray Alan B. Levan

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation and Stock Option Committee of the Board of Directors who served during any portion of the fiscal year ended April 1, 2012 are Messrs. Levan (Chair), Abdo, Becker, Castell and Gray. No member of the Compensation Committee has a relationship that is required to be disclosed by Item 407(e)(4) of SEC Regulation S-K.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation for our named executive officers for the fiscal years ended April 1, 2012, March 27, 2011 and March 28, 2010.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Richard C. Stockinger, President	2012	509,403	-	-	375,000	1,194	885,597
and Chief Executive Officer	2011	500,000	375,000	3,280,000	-	1,200	4,156,200
	2010	500,000	187,500	-	-	79,500	767,000

Christopher P. Ames, Chief	2012	318,096	-	-	156,000	-	474,096
Operating Officer (4)	2011	300,000	150,000	1,192,500	-	-	1,642,500
	2010	110,600	112,500	-	-	62,500	285,600

Gene R. Baldwin, Interim Chief	2012	254,686	-	-	-	-	254,686
Financial Officer (5)	2011	937,400	-	-	-	-	937,400
	2010	224,800	-	-	-	121,300	346,100

J. David Flanery, Chief Financial	2012	190,384	-	597,432	93,750	-	881,566
Officer (6)	2011	-	-	-	-	-	-
	2010	-	-	-	-	-	-

Cristina L. Mendoza, General	2012	273,889	-	-	137,500	1,335	412,724
Counsel and Secretary (7)	2011	211,100	112,500	615,000	-	-	938,600
	2010

(1)
We operate on a 52/53-week fiscal year. Fiscal year 2012 consisted of 53 weeks and fiscal years 2011 and 2010 consisted of 52 weeks. Salaries for fiscal 2012 reflect payment of base salary for an additional week.

(2)	Represents discretionary cash bonus approved by the Compensation Committee based on a subjective evaluation of overall performance.

(3)
Represents the aggregate grant date fair value related to stock awards for the reported fiscal year as computed in accordance with FASB ASC Topic 718. The dollar amounts listed do not necessarily reflect the dollar amount of compensation that may be realized by the named executive officers. For a discussion of valuation assumptions, see Note 1 to the consolidated financial statements included in our Annual Reports on Form 10-K for the fiscal years ended April 1, 2012 and March 27, 2011. For a significant portion of these awards vesting requires both continued service and attainment of specified share prices of our Common Stock, subject to accelerated vesting in the event of certain corporate transactions involving a sale of the Company. No stock options were granted to our named executive officers during the three fiscal years covered by the table.

(4)
Mr. Ames was appointed Chief Operating Officer effective October 19, 2009. His fiscal year 2010 compensation includes $62,500 earned in his position as a consultant to the Company during the period July – October 2009 that is included under the caption “All Other Compensation.”

(5)
Mr. Baldwin was retained by the Company through an agreement that the Company executed with CRG Partners Group, LLC, (“CRG”), a provider of financial advisory, corporate improvement and related services, of which Mr. Baldwin was a partner. The Company paid CRG for Mr. Baldwin’s services. As a result, all information concerning compensation for Mr. Baldwin for fiscal years 2012, 2011 and 2010 reflects the aggregate payments made by the Company to CRG on account of Mr. Baldwin’s services to the Company and do not necessarily reflect amounts received by Mr. Baldwin for such services. Compensation for fiscal year 2010 includes compensation for Mr. Baldwin’s services before he became an executive officer, which is included under the caption “All Other Compensation.” In addition, pursuant to the CRG agreement, certain other CRG employees also provided services to the Company during fiscal years 2012, 2011 and 2010. In the aggregate, the Company made payments in the amount of $294,229, $1,610,000 and $570,000 to CRG on account of the services that Mr. Baldwin and other CRG employees provided to the Company during fiscal years 2012, 2011 and 2010, respectively. Mr. Baldwin’s service as an executive officer terminated on August 15, 2011, after which he remained with us in a transition role for a brief period.

(6)	Mr. Flanery was appointed Chief Financial Officer on August 15, 2011.

(7)	Ms. Mendoza was appointed General Counsel on May 17, 2010.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2012

Name	Grant Date	Estimated Future Payouts under Equity Incentive Plan Awards (Maximum) (#)(1)	Estimated Possible Payouts under Non-Equity Incentive Plan Awards ($)(2)	Grant Date Fair Value of Stock Awards ($)

Richard C. Stockinger	-	-	375,000	-
Christopher Ames	-	-	156,000	-
J. David Flanery	8/22/2011	150,000	93,750	597,432
Gene R. Baldwin	-	-	-	-
Cristina L. Mendoza	-	-	137,500	-

(1)
No threshold or target amounts were established in connection with these awards. Vesting of these shares requires both continued service and attainment of specified share prices of the Common Stock. Vesting of the specified number of shares occurs on the later of the specified Vesting Date and the date on which the 90-day average closing price of a share of Common Stock equals or exceeds the specified Vesting Price, provided the executive is employed by the Company on such date, subject to accelerated vesting in the event of certain corporate transactions involving a sale of the Company. Vesting also occurs if the specified corporate transaction occurs within six months after the executive’s employment was terminated by the Company without “cause” or by the executive for “good reason” (as such terms are defined in the executive’s employment agreement).

The shares subject to Mr. Flanery’s award vest as follows, subject to accelerated vesting as described above:

# of Shares	Vesting Date	Vesting Price

12,500	July 1, 2012	$10.00
12,500	July 1, 2013	$10.00
12,500	July 1, 2014	$10.00
12,500	July 1, 2012	$13.00
12,500	July 1, 2013	$13.00
12,500	July 1, 2014	$13.00
25,000	July 1, 2012	$20.00
25,000	July 1, 2013	$20.00
25,000	July 1, 2014	$20.00

(2)
The performance goals for these awards are set forth in the Compensation Discussion and Analysis. These amounts were paid as non-equity incentive compensation, as shown in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2012

The following table sets forth information regarding outstanding options and restricted stock awards held by each of our named executive officers as of April 1, 2012.

		Option Awards				Stock Awards
		Number of	Number of					Market Value
		Securities	Securities			Number of		of Shares
		Underlying	Underlying			Shares or		or Units of
	Option	Unexercised	Unexercised	Option	Option	Units of Stock		Stock That
	Grant	Options	Options	Exercise	Expiration	That Have		Have Not
	Date	Exercisable	Unexercisable	Price	Date	Not Vested		Vested
Name		(#)(1)	(#)	($/Share)		(#)(2)		($)(3)
Richard C. Stockinger	11/2/2007	10,000	-	16.36	11/2/2017	266,667	(4)	3,480,004
	10/23/2008	10,000	-	2.605	10/23/2018	-		-

Christopher Ames		-	-	-		112,500	(5)	1,468,125

J. David Flanery		-	-	-		150,000	(6)	1,957,500

Gene R. Baldwin		-	-	-		-		-

Cristina L. Mendoza		-	-	-		56,250	(7)	734,063

(1)
Each such option is to purchase shares of common stock. The options held by Mr. Stockinger were granted to him as a non-employee director and became exercisable as to approximately one-third of the shares covered by the award on each of the six-month, first and second year anniversaries of the grant date.

(2)
Reflects awards of restricted stock that were granted to Mr. Flanery on August 22, 2011, Mr. Stockinger and Ms. Mendoza on January 24, 2011, and Mr. Ames on December 8, 2010. Vesting of these awards requires both continued service and attainment of specified share prices of Common Stock, subject to accelerated vesting in the event of certain corporate transactions involving a sale of the Company. The vesting conditions for Mr. Flanery’s award are set forth as a footnote to the Grants of Plan-Based Awards Table. The vesting conditions for Mr. Stockinger’s, Ms. Mendoza’s, and Mr. Ames’ awards are set forth below (in each case vesting of the specified number of shares occurs on the later of the specified Vesting Date and the date on which the 90-day average closing price of a share of Common Stock equals or exceeds the specified Vesting Price).

(3)
The market value is based on a price of $13.05 per share, which was the closing price of one share of our common stock on the Nasdaq Stock Market on the last business day of the fiscal year ended April 1, 2012.

(4)	These shares vest as follows:

# of Shares	Vesting Date	Vesting Price

66,667	July 1, 2011	$13.00
33,333	July 1, 2011	$15.00
33,333	July 1, 2012	$13.00
25,000	July 1, 2012	$15.00
108,334	July 1, 2013	$20.00

(5)	These shares vest as follows:

# of Shares	Vesting Date	Vesting Price

25,000	July 1, 2011	$13.00
12,500	July 1, 2012	$13.00
37,500	July 1, 2011	$20.00
18,750	July 1, 2012	$20.00
18,750	July 1, 2013	$20.00

(6)	The vesting conditions for this award are set forth as a footnote to the Grants of Plan-Based Awards Table.

(7)	These shares vest as follows:

# of Shares	Vesting Date	Vesting Price

12,500	July 1, 2011	$13.00
6,250	July 1, 2012	$13.00
18,750	July 1, 2011	$20.00
9,375	July 1, 2012	$20.00
9,375	July 1, 2013	$20.00

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2012

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Richard C. Stockinger	-	-	-	-
Christopher Ames	-	-	37,500	394,125
J. David Flanery	-	-	-	-
Gene R. Baldwin	-	-	-	-
Cristina L. Mendoza	-	-	-	-

(1) Based on the closing stock price on the date of vesting.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Termination of Employment

Each of Messrs. Stockinger, Ames and Flanery and Ms. Mendoza has an employment agreement with us that provides for payments upon termination of employment. In each case, the payments are made if the termination of the executive’s employment is (i) by the Company without “cause” or (ii) by the executive for “good reason.” In the case of Mr. Ames and Ms. Mendoza, severance is also payable upon a termination by the executive within 30 days after a sale of the Company. The severance is an amount equal to one times the executive’s annual base salary, plus an amount equal to the average of the executive’s bonus for the two most recently completed fiscal years, pro-rated based on the portion of the current fiscal year served by the executive prior to termination of employment. The amount of severance is payable in a cash lump sum within 60 days after termination of employment (or such later time as required by Internal Revenue Code Section 409A, in which case any deferred payments will be credited with interest at the prime rate in effect on the 60th day after termination of employment). The amount of severance is the same regardless of whether a severance-eligible termination occurs before or after a sale of the Company.

If our named executive officers had terminated employment on April 1, 2012, the last day of our fiscal year, under any of the above circumstances, they would have received the following amounts under their employment agreements: Mr. Stockinger, $875,000; Mr. Ames, $477,480; Mr. Flanery, $393,750; and Ms. Mendoza, $410,976.

Under the employment agreements, “cause” is generally defined as the executive’s (i) indictment (or similar procedure), conviction, or plea of nolo contendere to a felony or a misdemeanor involving moral turpitude, (ii) inability to serve as an officer of an enterprise that holds a liquor license, (iii) material violation of Company policies or the restrictions in the employment agreement; (iv) gross negligence or willful misconduct; (v) fraud against the Company; or (vi) material breach of the employment agreement, in certain cases subject to an opportunity to cure. Under the employment agreements, “good reason” is generally defined as (i) a material reduction of the executive’s base salary; (ii) a material diminution in the executive’s authority, responsibility or duties; (iii) acts by the Company that are designed to force the executive’s resignation or prevent the executive from performing his or duties under the employment agreement; and (iv) the Company’s material breach of the employment agreement, in each case subject to notice by the executive within 90 days of the occurrence of the event and a 30-day opportunity to cure.

The employment agreements provide that during and after employment, the executive will not disclose or use any confidential Company information and that during employment and for a two-year period thereafter, the executive will not interfere with any relationship between the Company and any customer, supplier, consultant or employee, and will not solicit or employ certain Company employees.

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

On May 22, 2012, the Company entered into an Agreement and Plan of Merger with Safflower Holdings Corp. (which is owned by funds advised by Angelo, Gordon & Co, L.P.) and Safflower Acquisition Corp., pursuant to which Safflower Holdings Corp. has agreed to acquire all of the outstanding shares of the Company’s Common Stock for $16.30 per share in cash. Pursuant to the terms of the employment agreements, the $16.30 per share price would entitle each of Mr. Stockinger, Mr. Ames, Mr. Flanery and Ms. Mendoza to a bonus equal to 150% of his or her base salary, payable upon the consummation of the merger. The consummation of the merger is subject to customary closing conditions, including the approval of the Company’s stockholders and regulatory clearance.

If a sale of the Company at $16.30 per share had occurred on April 1, 2012, our named executive officers would have been entitled to receive the following amounts:

Name	Sale Bonus Under Employment Agreement ($)	Accelerated Vesting of Restricted Stock ($)	Total ($)
Richard C. Stockinger	750,000	4,346,672	5,096,672
Christopher P. Ames	486,720	1,833,750	2,320,470
J. David Flanery	450,000	2,445,000	2,895,000
Cristina L. Mendoza	429,000	916,875	1,345,875

DIRECTORS’ COMPENSATION IN FISCAL YEAR 2012

The table and related discussion below summarize the compensation earned by each director who was not a named executive officer for the fiscal year ended April 1, 2012.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
John E. Abdo	79,352	41,100	3,600	124,052
Norman Becker	69,329	41,100	3,600	114,029
J. Ronald Castell	54,541	41,100	3,600	99,241
Darwin C. Dornbush(5)	50,875	-	3,600	54,475
Adam Gray(4)	82,329	41,100	3,600	127,029
Lewis Jaffe(5)	51,792	-	3,600	55,392
Michael W. Kata	41,625	41,100	3,600	86,325
Michael S. Kaufman(3)	11,625	41,100	3,600	56,325
Alan B. Levan	73,938	41,100	3,600	118,638
Richard T. Snead(3)	10,251	41,100	3,600	54,951
Joseph J. West(5)	37,583	-	3,600	41,138

(1)
Represents the aggregate grant date fair value related to option awards issued during the fiscal year ended April 1, 2012 as computed in accordance with FASB ASC Topic 718. Accordingly, the dollar amounts listed do not necessarily reflect the dollar amount of compensation that may be realized by the directors. The grant date fair value of option awards granted during fiscal year 2012 to all directors who were not named executive officers or employees of the Company was $4.11 per share. For a discussion of valuation assumptions, see Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2012. No stock awards were made to non-employee directors during the fiscal year ended April 1, 2012.

(2)	For each director, includes $3,600 food allowance which they can use at our restaurants.

(3)	Messrs. Kaufman and Snead were elected to the Board on January 10, 2012.

(4)	Mr. Gray has assigned to Coliseum Capital Partners, L.P. all of his rights to compensation for service on our Board of Directors and its committees.

(5)	The Board service of Messrs. Dornbush, Jaffe and West ceased on January 10, 2012.

Outstanding Stock Options at Fiscal Year End 2012

The following table shows the number of outstanding stock options held by each director as of April 1, 2012.

Name	Vested	Unvested	Total
John E. Abdo	111,667	13,333	125,000
Norman Becker	111,667	13,333	125,000
J. Ronald Castell	66,667	13,333	80,000
Darwin C. Dornbush	-	-	-
Adam Gray(1)	-	13,333	13,333
Lewis Jaffe	40,000	-	40,000
Michael Kata	6,667	13,333	20,000
Michael S. Kaufman	-	10,000	10,000
Alan B. Levan	16,667	13,333	30,000
Richard T. Snead	-	10,000	10,000
Joseph J. West	40,000	-	40,000

(1)	Mr. Gray has assigned all of his director compensation, including these stock options, to Coliseum Capital Partners, L.P.

Director Fees

Each non-employee director is compensated at an annual rate of $36,000 per year for service as a director and additional compensation as follows: $19,500 per year to each member of the Executive Committee, $10,500 per year to each member of the Audit Committee, $5,000 per year to each member of the Compensation Committee and each member of the Nominating and Governance Committee, an additional $7,750 per year to the chairman of each of the Committees and $5,000 per year to our Independent Lead Director (pro-rated for Mr. Jaffe’s service in this position until January 10, 2012). All non-employee directors are reimbursed for expenses incurred on our behalf. In addition, the directors are provided an annual food allowance of $3,600, which they can use at our restaurants.

Automatic Option Grants

Each non-employee director participates in the 2007 Equity Incentive Plan (the “equity plan”). Under the equity plan, options to purchase 10,000 shares of common stock (as adjusted in the event of any recapitalization or similar changes to our stock) are automatically granted annually to each non-employee director on the date of our Annual Meeting. The options become exercisable ratably as to one-third of the shares underlying the option on each of the six-month, first and second year anniversaries of the grant date. They have a term of ten years from the date of grant and have an exercise price equal to the fair market value of a share on the grant date, which is the closing price of the common stock on the grant date. The options remain exercisable for a period of three months after cessation of Board membership (except that if cessation of Board membership is due to death, the options remain exercisable for a period of twelve months after such cessation) or their stated term, if shorter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Information with respect to the Company’s equity compensation plan is included under Item 12 of the Form 10-K.

SECURITY OWNERSHIP

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information relating to the beneficial ownership of Company common stock as of July 17, 2012 by (i) all persons we know to beneficially own more than 5% of the outstanding Company common stock, (ii) each named executive officer, (iii) each current director, and (iv) all of our current executive officers and directors as a group. As of the close of business on July 17, 2012, there were 17,851,385 shares of Company common stock outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. All shares of common stock subject to options or warrants exercisable within 60 days of July 17, 2012 are deemed to be outstanding and beneficially owned by the persons holding those options for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

	Common Stock
Name (and address if applicable) of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class

5% Stockholders

Coliseum Capital Management, LLC (1)	2,620,896	14.7%
Adam Gray
Christopher Shackelton
767 Third Avenue, 35th Floor
New York, NY 10017

Benihana of Tokyo, Inc. (2)	2,153,744	12.1%
232 East 63rd Street
New York, New York 10021
RHA Testamentary Trust (2)	2,153,744	12.1%
Keiko Ono Aoki (2)	2,153,744	12.1%

BFC Financial Corporation (3)	1,582,577	8.9%
2100 W Cypress Creek Road
Ft. Lauderdale, Florida 33309

RBC Global Asset Management (U.S.) Inc. (4)	1,167,310	6.5%
100 South Fifth Street, Suite 2300
Minneapolis, MN 55402

Andreeff Equity Advisors, L.L.C. (5)	1,118,289	6.3%
Dane Andreeff
140 East St. Lucia Lane
Santa Rosa Beach, FL 32459

Dimensional Fund Advisors LP (6)	967,394	5.4%
100 South Fifth Street, Suite 2300
Minneapolis, MN 55402

Executive Officers and Directors

Richard Stockinger (7)	344,189	1.9%

Christopher P. Ames	130,232	*

J. David Flanery	156,888	*

Cristina L. Mendoza	72,041	*

Gene R. Baldwin	-	-

John E. Abdo (7)	232,500	1.3%

Norman Becker (7)	142,001	*

J. Ronald Castell (7)	70,000	*

Adam Gray (8)	(8)	(8)

Alan B. Levan (7)	50,000	*

Michael W. Kata (7)	10,000	*

Michael S. Kaufman (7)	3,333	*

Richard T. Snead (7)	3,333	*

All current directors and executive officers as a group (12 persons) (7) (8)	1,214,517	6.7%

Notes

* Less than 1%.

(1)
Common stock ownership of 2,617,562 shares is based solely on a Schedule 13D/A filed jointly by Coliseum Capital Management, LLC, Adam Gray and Christopher Shackelton on December 2, 2011. Each of Coliseum Capital Management, LLC and Messrs. Gray and Shackelton have shared voting power and shared dispositive power with respect to these shares. Table also includes 3,333 shares which may be purchased upon exercise of stock options which are presently exercisable or will become exercisable within 60 days after July 17, 2012, which were granted to Mr. Gray as director compensation and assigned by him to Coliseum Capital Partners, L.P.

(2)
Based solely on a Schedule 13D/A filed jointly by Benihana of Tokyo, Inc. (“BOT”), RHA Testamentary Trust, Keiko Ono Aoki, Thomas L. Jones, Joseph L. Manson and Yutaka Nakamura on November 23, 2011, as adjusted to reflect the reclassification of the Company’s Common stock and Class A Common Stock into a single class on a one-to-one basis, effective November 29, 2011 (the “Reclassification”). All of the issued and outstanding capital stock of BOT is owned by the RHA Testamentary Trust of which Keiko Ono Aoki is the sole trustee. BOT, Ms. Aoki and the trust have shared voting and dispositive power with respect to these shares.

(3)	Based solely on a Schedule 13D/A filed by BFC Financial Corporation on July 17, 2012. Such Schedule 13D/A reported sole voting power and sole dispositive power with respect to 1,582,577 shares.

(4)
Based solely on a Schedule 13G/A filed by RBC Global Asset Management (U.S.) Inc. on February 7, 2012. Such Schedule 13G/A reported shared voting power with respect to 423,014 shares and shared dispositive power with respect to 1,167,310 shares.

(5)
Based solely on Schedule 13G/As filed jointly by Dane Andreeff and Andreeff Equity Advisors, L.L.C. on February 14, 2011, as adjusted to reflect the Reclassification. Each of Mr. Andreeff and Andreeff Equity Advisors, L.L.C. has shared voting and shared dispositive power with respect to these shares.

Mr. Andreeff is a control person of Andreeff Equity Advisors, L.L.C., in accordance with Rule 13d-1(b)(1)(ii)(G) of the Securities Exchange Act of 1934. Mr. Andreeff also owns an interest in Maple Leaf Capital I, L.L.C., which is the general partner of certain limited partnerships which own shares of Company common stock, including, Maple Leaf Partners, L.P. and Maple Leaf Offshore, Ltd. Andreeff Equity Advisors, L.L.C. is the investment adviser of each such limited partnership.

On February 14, 2011, a Schedule 13G/A was (i) filed by Maple Leaf Offshore, Ltd. indicating that it has shared voting power and shared dispositive power with respect to 99,756 shares; (ii) filed by Maple Leaf Partners, L.P. indicating that it has shared voting power and shared dispositive power with respect to 375,863 shares; and (iii) filed jointly by Maple Leaf Capital I, L.L.C. (with Dane Andreeff and Andreeff Equity Advisors, L.L.C., as otherwise described above) indicating Maple Leaf Capital I, L.L.C. has shared voting power and shared dispositive power with respect to 430,578 shares. On February 14, 2011, a Schedule 13G/A was filed jointly by Maple Leaf Capital I, L.L.C., Maple Leaf Partners, L.P. and Maple Leaf Offshore, Ltd. indicating Maple Leaf Capital I, L.L.C. has shared voting power and shared dispositive power with respect to 477,602 shares, Maple Leaf Partners, L.P. has shared voting power and shared dispositive power with respect to 415,791 shares, and Maple Leaf Offshore, Ltd. has shared voting power and shared dispositive power with respect to 110,353 shares.

(6)
Based solely on a Schedule 13G filed by such Dimensional Fund Advisors LP on February 14, 2012. Such Schedule 13G reported sole voting power with respect to 950,060 shares and sole dispositive power with respect to 967,394 shares.

(7)
Beneficial ownership on this table includes the following number of shares of Company common stock which may be purchased upon exercise of options which are presently exercisable or which will become exercisable within 60 days after July 17, 2012: Mr. Stockinger – 20,000 shares; Mr. Abdo – 115,000 shares; Mr. Becker – 115,000 shares; Mr. Castell – 70,000 shares; Mr. Levan – 20,000 shares; Mr. Kata – 10,000 shares; Mr. Kaufman – 3,333 shares; Mr. Snead – 3,333 shares; all current executive officers and directors as a group – 356,666 shares.

(8)	See Note 1.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Benihana of Tokyo, Inc. (“BOT”) owns shares representing approximately 12% of the shares of common stock. The stock of BOT is owned by a trust, the RHA Testamentary Trust, of which Keiko Ono Aoki, the President and Chief Executive Officer of BOT, is the sole trustee.

BOT is the licensed operator of a Benihana restaurant in Honolulu, Hawaii (the “Honolulu Restaurant”). We have granted to BOT a perpetual license to operate the Honolulu Restaurant and an exclusive license to own and operate Benihana restaurants in substantially all of Hawaii. This license is royalty-free with respect to any Hawaiian restaurant beneficially owned by BOT or its affiliates and bears a royalty of 6% of gross revenues in the event the restaurants are transferred to an unaffiliated third party.

BFC owns shares representing approximately 9% of the shares of common stock. Alan B. Levan and John E. Abdo, members of our Board, are Chairman and Vice Chairman, respectively, of BFC and may be deemed to control BFC by virtue of their ownership interest in BFC’s common stock.

In October 2007, we entered into a lease for a Benihana restaurant to be located in Orlando, Florida, with an annual rent of approximately $140,000 and a base term of 20 years. The landlord is Bluegreen Vacations Unlimited, Inc., a subsidiary of Bluegreen Corporation, a majority owned subsidiary of BFC. Three directors of ours, John E. Abdo, Alan B. Levan and Norman Becker, are also directors of Bluegreen Corporation. BFC and Messrs. Abdo and Levan may each be deemed to beneficially own the 16,922,953 shares of common stock of Bluegreen Corporation (approximately 52% of the total outstanding shares) owned by BFC.

Darwin C. Dornbush, a former member of our Board, is a former partner of Dornbush Schaeffer Strongin & Venaglia, LLP, a law firm. In fiscal year 2012 we incurred approximately $0.2 million in legal fees and expenses to Dornbush Schaeffer Strongin & Venaglia, LLP. Mr. Dornbush is also a director of BFC.

Gene R. Baldwin, who served as our Interim Chief Financial Officer from January 13, 2010 through August 15, 2011, was a partner in CRG Partners Group, LLC (“CRG”) while serving in this position. At the time Mr. Baldwin was retained through CRG, in November 2009, the Board of Directors approved a consulting agreement between the Company and CRG (the “CRG Agreement”) for Mr. Baldwin’s services which continued to apply to the period in which he served as our Interim Chief Financial Officer. Pursuant to such agreement, in fiscal year 2012, we incurred approximately $254,686 in fees and expenses to CRG on account of Mr. Baldwin’s services to us. Mr. Baldwin has continued to serve as a partner of CRG and received his compensation for services to us through CRG. In addition, pursuant to the CRG Agreement, certain other CRG employees also provided services to the Company. In the aggregate, the Company made payments in the amount of $294,229 to CRG on account of the services that Mr. Baldwin and other CRG employees provided to the Company during fiscal year 2012.

Director Independence

Our Board has determined that the following directors, for the fiscal year ended April 1, 2012, are independent as defined in Rule 5605(a)(2) of the Nasdaq Stock Market Rules: Alan B. Levan, John E. Abdo, Norman Becker, J. Ronald Castell, Adam Gray, Michael W. Kata, Michael S. Kaufman and Richard T. Snead. In making its independence determinations, the Board considered and discussed relationships and transactions between the Company and its affiliates, on the one hand, and each director and his affiliates, on the other hand, including the relationships and transactions discussed above under the heading “Certain Relationships and Related Transactions” pursuant to which payments were made by the Company to the independent director directly or to affiliates of the independent director. The Board determined that none of those transactions or relationships were likely to interfere with any independent director’s exercise of independent judgment in carrying out his responsibilities as a director of the Company.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees for professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K and review of financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal years 2012 and 2011, and fees billed for other services rendered by Deloitte & Touche LLP.

	2012	2011

Audit Fees (1)	$630,000	$680,000
Audit Related Fees (2) (3)	33,525	13,950
Tax Fees (3)	-	-
All Other Fees (3)	-	-
Total	$663,525	$693,950

(1)
The audit fees consisted of the audit of the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K and reviews of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)
The audit related fees for fiscal year 2012 consisted of services incurred for our Form S-4, including amendments, filed on June 19, 2011, July 12, 2011, July 29, 2011 and September 15, 2011, our Form S-8 filed on December 21, 2011 and our Form S-3 filed on March 8, 2012. The audit related fees for fiscal year 2011 consisted of services incurred for our Form S-8 filed on April 19, 2010 and for providing access to audit workpapers in conjunction with a potential sale of the Company.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

3.	Exhibits:

31.01	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2012	BENIHANA INC.

By:	/s/ J. David Flanery
J. David Flanery, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard C. Stockinger		July 30, 2012
Richard C. Stockinger	Chairman, Chief Executive Officer, and President and Director (Principal Executive Officer)
/s/ J. David Flanery		July 30, 2012
J. David Flanery	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John E. Abdo	Director	July 30, 2012
John E. Abdo

Director
Norman Becker

Director
J. Ronald Castell

/s/ Adam Gray	Director	July 30, 2012
Adam Gray

/s/ Michael W. Kata	Director	July 30, 2012
Michael W. Kata

/s/ Michael S. Kaufman	Director	July 30, 2012
Michael S. Kaufman

/s/ Alan B. Levan	Director	July 30, 2012
Alan B. Levan

Director
Richard T. Snead